Form 10-Q
period 2012-04-30
SPLUNK INC
filed 2012-06-13
CIK 1353283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 001-35498

SPLUNK INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-1106510 (I.R.S. Employer Identification Number)

250 Brannan Street

San Francisco, California 94107

(Address of principal executive offices)

(Zip Code)

(415) 848-8400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 95,644,103 shares of the registrant’s Common Stock issued and outstanding as of June 1, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Splunk Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 30, 2012	January 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$266,077	$31,599
Accounts receivable, net	23,480	34,495
Prepaid expenses and other current assets	4,353	4,261
Total current assets	293,910	70,355

Restricted cash	514	514
Property and equipment, net	9,700	8,919
Other assets	330	2,435
Total assets	$304,454	$82,223

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,558	$1,455
Accrued payroll and compensation	11,685	16,142
Accrued expenses and other liabilities	6,699	7,711
Deferred revenue, current portion	46,676	42,923
Term debt, current portion	—	982
Total current liabilities	67,618	69,213

Deferred revenue, non-current	12,466	9,742
Preferred stock warrant liability	—	2,133
Other liabilities, non-current	424	561
Term debt, non-current	—	1,307
Total non-current liabilities	12,890	13,743
Total liabilities	80,508	82,956

Commitments and contingencies (Note 4)

Convertible preferred stock
Convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at April 30, 2012, and 57,904,560 shares authorized; 56,930,194 issued and outstanding at January 31, 2012	—	40,913
Stockholders’ equity (deficit):
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at April 30, 2012; and no shares authorized, issued or outstanding at January 31, 2012	—	—
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 95,619,042 and 23,092,407 shares issued and outstanding at April 30, 2012 and January 31, 2012, respectively	95	23
Accumulated other comprehensive loss	(17)	(24)
Additional paid-in capital	298,356	12,373
Accumulated deficit	(74,488)	(54,018)
Total stockholders’ equity (deficit)	223,946	(41,646)
Total liabilities and stockholders’ equity (deficit)	$304,454	$82,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2012	2011
Revenues
License	$24,386	$14,546
Maintenance and services	12,805	6,093
Total revenues	37,191	20,639
Cost of revenues (1)
License	129	136
Maintenance and services	4,136	1,868
Total cost of revenues	4,265	2,004
Gross profit	32,926	18,635

Operating expenses (1)
Research and development	8,103	4,338
Sales and marketing	24,166	12,768
General and administrative	6,846	3,292
Total operating expenses	39,115	20,398
Operating loss	(6,189)	(1,763)

Other income (expense), net
Interest income (expense), net	(17)	(10)
Change in fair value of preferred stock warrants	(14,087)	(473)
Total other income (expense), net	(14,104)	(483)
Loss before income taxes	(20,293)	(2,246)
Provision for income taxes	177	—
Net loss	$(20,470)	$(2,246)

Net loss per share:
Basic and diluted	$(0.71)	$(0.12)
Weighted-average shares outstanding:
Basic and diluted	28,679	19,185

(1)	Amounts include stock-based expenses, as follows:

Cost of revenues	$108	$19
Research and development	895	121
Sales and marketing	858	179
General and administrative	811	191

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2012	2011
Net loss	$(20,470)	$(2,246)
Other comprehensive loss:
Foreign currency translation adjustments	7	—
Comprehensive loss	$(20,463)	$(2,246)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2012	2011
Cash flows from operating activities
Net loss	$(20,470)	$(2,246)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	931	348
Change in fair value of preferred stock warrants	14,087	473
Stock-based compensation expense	2,672	510
Changes in operating assets and liabilities
Accounts receivable, net	11,015	(1,406)
Prepaid expenses, other current and non-current assets	12	(1,374)
Accounts payable	1,006	895
Accrued compensation	(4,457)	(2,244)
Accrued expenses and other liabilities	313	(426)
Deferred revenue	6,477	2,571
Net cash provided by (used in) operating activities	11,586	(2,899)

Cash flows from investing activities
Purchases of property and equipment	(1,877)	(1,085)
Net cash used in investing activities	(1,877)	(1,085)

Cash flows from financing activities
Payments of financing obligation under sale leaseback	—	(61)
Repayments of term debt	(2,289)	(58)
Proceeds from term debt	—	2,000
Proceeds from initial public offering, net of offering costs	226,512	—
Proceeds from early exercise of employee stock options	—	235
Proceeds from exercise of stock options	546	257
Net cash provided by financing activities	224,769	2,373
Net increase (decrease) in cash and cash equivalents	234,478	(1,611)

Cash and cash equivalents
Beginning of period	31,599	19,736
End of period	$266,077	$18,125

Supplemental disclosures
Cash paid for interest	$40	$7
Non-cash investing and financing activities
Accrued purchases of property and equipment	419	411
Deferred offering costs not yet paid	999	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  Description of the Business and Significant Accounting Policies

Business

Splunk Inc. (“we”) provides an innovative software platform that enables organizations to gain real-time operational intelligence by harnessing the value of their data. Our software collects and indexes data regardless of format or source, and enables users to search, correlate, analyze, monitor and report on this data. Our software addresses large and diverse data sets, commonly referred to as big data, and is specifically tailored for machine-generated data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities, and security threats. Our software is designed to help users in various roles, including IT and business professionals, analyze machine data and realize real-time visibility into and intelligence about their organization’s operations. This operational intelligence enables organizations to improve service levels, reduce costs, mitigate security risks, demonstrate and maintain compliance, and gain new insights that enable them to drive better business decisions. Splunk was incorporated in California in October 2003 and was reincorporated in Delaware in May 2006.

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2012, for example, refer to the fiscal year ending January 31, 2012.

Initial Public Offering

On April 24, 2012, we closed our initial public offering (“IPO”) whereby 15,525,000 shares of common stock were sold to the public (inclusive of 2,025,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters and 992,722 shares of common stock sold by selling stockholders). The public offering price of the shares sold in the offering was $17.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering were $247.2 million. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds received totaled approximately $225.5 million, net of $1.0 million of unpaid offering costs, which are expected to be paid by the end of our second fiscal quarter. Upon the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into 56,930,194 shares of common stock, and outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 469,557 shares of common stock.  At April 30, 2012, we had 95,619,042 shares of common stock issued and outstanding.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of January 31, 2012 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the prospectus filed with the SEC on April 20, 2012 pursuant to Rule 424(b) under the Securities Act of 1933 (“the IPO prospectus”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended January 31, 2012 included in the IPO prospectus filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2013.

Recently Issued Accounting Pronouncements

On June 16, 2011, the FASB issued new authoritative guidance on comprehensive income (loss) that eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, we must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income and other comprehensive income (loss), or in two separate but consecutive statements. We adopted this authoritative guidance in our first fiscal quarter ended April 30, 2012.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Splunk Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods covered by the financial statements and accompanying notes. In particular, we make estimates with respect to the fair value of multiple elements in revenue recognition, uncollectible accounts receivable, stock-based compensation expense, income taxes and contingencies. Actual results could differ from those estimates.

(2)  Fair Value Measurements

The carrying amounts of certain of our financial instruments including cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. Based on borrowing rates currently available to us for financing obligations with similar terms and considering our credit risks, the carrying value of the financing obligation approximates fair value.

Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of April 30, 2012 and January 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
April 30, 2012:
Money market funds (1)	$249,916	$—	$—	$249,916
Preferred stock warrants	$—	$—	$—	$—

January 31, 2012:
Money market funds (1)	$31,599	$—	$—	$31,599
Preferred stock warrants	$—	$—	$(2,133)	$(2,133)

(1)         Included in cash and cash equivalents on our condensed consolidated balance sheets as of April 30, 2012 and January 31, 2012.

Our investments in money market funds are measured at fair value on a recurring basis. Our money market funds are targeted to be priced and have a value of $1 net asset value per share. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments are classified as Level 1.

During the quarter ended April 30, 2012, we did not remeasure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, such as intangible assets, property and equipment, and nonfinancial assets and liabilities initially measured at fair value in a business combination.

Our preferred stock warrants were categorized as Level 3 because they were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments. These assumptions are inherently subjective and involve significant management judgment.

We performed a fair value assessment of the preferred stock warrant inputs at the end of each reporting period. The fair value of the preferred stock warrant liability was estimated using the Black-Scholes pricing model. See Note 7 for further information.

(3)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of
	April 30, 2012	January 31, 2012
Computer equipment and software	$12,177	$10,712
Furniture and fixtures	2,180	1,964
Leasehold improvements	1,934	1,903
	16,291	14,579
Less: accumulated depreciation and amortization	(6,591)	(5,660)
	$9,700	$8,919

Depreciation and amortization expense was $0.9 million and $0.3 million for the three months ended April 30, 2012 and 2011, respectively.

(4)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable operating leases with rent expense recognized on a straight-line basis over the lease term. Rent expense for the three months ended April 30, 2012 and 2011 was $0.8 million and $0.5 million, respectively. Future minimum rental payments required under the operating lease agreements as of April 30, 2012 are as follows:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Operating lease obligations	$6,294	$3,472	$2,467	$355	$—

Legal Proceedings

We are subject to certain routine legal proceedings, as well as demands and claims that arise in the normal course of our business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on our condensed consolidated results of operations, cash flows or financial position or it is not possible to provide an estimated amount of any such loss. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows, or both, of a particular quarter.

Indemnification Arrangements

During the ordinary course of business, we may indemnify, hold harmless and agree to reimburse for losses suffered or incurred, our customers and their affiliates for certain intellectual property infringement and other claims by third parties with respect to our products and services and in connection with our commercial end-user license arrangements.

As permitted under Delaware law, we have entered into indemnification agreement with our officers and directors, indemnifying them for certain events or occurrences while they serve as officers or directors of the company.

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at April 30, 2012.

Export Contingency

Our products are subject to U.S. export controls that prohibit the shipment of certain products and services without the required export authorizations or export to countries, governments, and persons targeted by U.S. sanctions. We shipped our encryption products prior to obtaining the required export authorizations. Accordingly, we have not fully complied with applicable encryption controls in the Export Administration Regulations. Additionally, while we are taking precautions to prevent our products and services from being shipped to U.S. sanctions targets, we believe that certain of our products that are available at no cost have been downloaded by persons in countries that are the subject of these embargoes. March 2012, we filed our Final Voluntary Self Disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, and the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, concerning these potential violations. At this time, these agencies have not completed their review of these matters. If we are found to be in violation of U.S. sanctions or export control laws, it could result in fines or penalties for us and for individuals, including civil penalties of up to $250,000 or twice the value of the transaction, whichever is greater, per violation, and in the event of conviction for a criminal violation, fines of up to $1 million and possible incarceration for responsible employees and managers for willful and knowing violations. We cannot predict when OFAC and BIS will complete their reviews or what enforcement action, if any, they will take. It is reasonably possible that our business, financial position, results of operations, or cash flows could be negatively affected by an unfavorable resolution to this matter and that imposed fines, if any, could be material to our financial statements. However, we cannot make any predictions of the outcome of these violations or estimate the potential liability, if any, that will be incurred.

(5)  Debt Financing Facilities

In May 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was most recently amended in February 2011. The agreement included a revolving line of credit facility and a term loan facility described below. The agreement contained financial covenants and other customary affirmative and negative covenants. As part of the agreement, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets.

The agreement provided for a revolving line of credit facility and a term loan facility, with each advance amortized over a period of 36 months with equal monthly payments of principal and interest. We were able to borrow up to $10.0 million under the revolving line of credit facility, subject to a borrowing base determined on eligible accounts receivable and subject to a total maximum outstanding of $10.0 million. As of April 30, 2012, we had no balance outstanding on the revolving line of credit. Interest on any drawdown under the revolving line of credit accrues at the greater of prime rate plus 0.75% (4.00% at April 30, 2012) and 4.75%.

In addition to the line of credit facility, a $3.0 million term loan facility was available for draw through June 30, 2011. We had $0 and $2.3 million outstanding in the term loan facility as of April 30, 2012 and January 31, 2012, respectively. As of April 30, 2012, the term loan facility was paid in full.

(6)  Common Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 1,000,000,000 shares of common stock, $0.001 par value per share. At April 30, 2012 and January 31, 2012, 95,619,042 shares and 23,092,407 shares of common stock were issued and outstanding, respectively.

Early Exercise of Employee Options

Stock options granted under our stock option plan provide certain employee option holders the right to exercise unvested options for shares of restricted common stock. Shares of restricted common stock, in the amounts of 325,353 and 411,318 at April 30, 2012 and January 31, 2012, respectively, were subject to a repurchase right held by us at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For early exercises of employee options, this repurchase right generally lapses as to 1/4th of the shares subject to the option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter.

These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding. However, these restricted shares are only deemed outstanding for basic earnings per share computation purposes upon the respective repurchase rights lapsing. We treat cash received from employees for the exercise of unvested options as a refundable deposit shown as a liability in our condensed consolidated balance sheets.

(7)  Convertible Preferred Stock

Upon the closing of our IPO, all outstanding shares of convertible preferred stock were converted into shares of common stock. Warrants to purchase convertible preferred stock were converted into warrants to purchase common stock.

Warrants to Purchase Convertible Preferred Stock

Prior to the closing of our IPO, we remeasured the fair value of the preferred stock warrants at each balance sheet date. The fair value of the outstanding warrants was classified within non-current liabilities on the condensed consolidated balance sheets, and any changes in fair value were recognized as a component of Other income (expense), net in our condensed consolidated statements of operations. We performed the final remeasurement of the warrants at the closing date of our IPO and recorded an expense of $14.1 million arising from the revaluation during the quarter. The fair value of the outstanding warrants was determined using the Black-Scholes option-pricing model. We determined the fair value of each warrant on the issuance date and subsequent reporting dates using the Black-Scholes pricing model utilizing the assumptions noted below. The expected term of the warrant is based on the remaining contractual expiration period. The expected stock price volatility for our stock was determined by examining the historical volatilities of a group of our industry peers as we did not have any trading history of our common stock. The risk-free interest rate was calculated using the average of the published interest rates for U.S. Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero as we did not have any history of, nor plans for, dividend payments.

The following assumptions were used to estimate the value of the preferred stock warrants:

As of
	April 30, 2012	January 31, 2012
Expected volatility	49.7-53.2%	49.4-57.1%
Risk-free rate	0.50-1.40%	0.39-1.09%
Dividend yield	0.0%	0.0%
Expected term (in years)	3.38-6.30	3.55-7.46

The change in the fair value of the preferred stock warrant liability is summarized below:

	Warrant Liability
(in thousands)	Balance at beginning of period	Change in fair value of preferred stock warrants	Exercises	Conversion of preferred stock warrants to common stock warrants	Balance at end of period
January 31, 2012	$1,013	$2,034	$(914)	$—	$2,133
April 30, 2012	$2,133	$14,087	$—	$(16,220)	$—

(8)  Stock Compensation Plans

Equity Incentive Plans

In April 2003, our board adopted the 2003 Equity Incentive Plan (the “2003 Plan”). The 2003 Plan authorizes the granting of common stock options and restricted stock awards to employees, directors and consultants.

In March 2012, our board approved the 2012 Equity Incentive Plan (the “2012 Plan”), which became effective upon the effectiveness of our registration statement on Form S-1, on April 18, 2012. The 2012 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. Upon our IPO, all shares that were reserved but not issued under the 2003 Plan were assumed by the 2012 Plan and no further shares will be granted pursuant to the 2003 Plan.  Cancelled or forfeited stock options grants under the 2003 Plan will also be assumed by the 2012 Plan.

Common stock option activity for the three months ended April 30, 2012, was as follows:

		Options Outstanding
	Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
					(in thousands)
Balances at January 31, 2012	3,315,989	21,905,290	$1.92
Additional Shares Authorized	10,000,000	—	—
Options granted	(2,813,500)	2,813,500	8.12
Options exercised	—	(1,002,100)	0.67
Options forfeited	379,121	(379,121)	2.70
Balances at April 30, 2012	10,881,610	23,337,569	$2.70	8.21	$729,206
Vested and expected to vest at April 30, 2012		21,902,413	$2.64	8.17	$685,679
Vested and exercisable at April 30, 2012		8,427,816	$0.75	6.76	$279,775

No income tax benefit has been recognized relating to stock-based compensation expenses and no tax benefits have been realized from exercised stock options. At April 30, 2012, there was a total unrecognized compensation cost of $29.5 million related to these stock options, which is expected to be recognized over a weighted-average period of 3.46 years.

The total intrinsic value of options exercised during the three months ended April 30, 2012 was $10.2 million. The weighted-average grant date fair value of options granted was $5.32 for the three months ended April 30, 2012.

Employee Stock Purchase Plan

Concurrent with the effectiveness of our registration statement on Form S-1, on April 18, 2012, we adopted our 2012 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. The ESPP provides for consecutive 12-month offering periods, starting on the first trading day on or after June 15 and December 15 of each year.  The first offering period began on the first trading day after the effective date of our registration statement and will end on June 15, 2013.

Stock-Based Compensation Expense

The stock-based compensation expense related to our stock-based awards and employee stock purchases was allocated as follows:

	Three Months Ended April 30,
(in thousands)	2012	2011
Cost of revenues	$108	$19
Research and development	895	121
Sales and marketing	858	179
General and administrative	811	191
Total stock-based compensation expense	$2,672	$510

Valuation Assumptions

We estimated the fair values of each option awarded on the date of grant using the Black-Scholes option pricing model utilizing the assumptions noted below. The expected term of the options is based on the average period the stock options are expected to remain outstanding calculated as the midpoint of the options vesting term and contractual expiration period, as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for our stock was determined by examining the historical volatilities of a group of our industry peers as we did not have any trading history of our common stock. The risk-free interest rate was calculated using the average of the published interest rates U.S. Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero as we did not have any history of, nor plans to make, dividend payments.

The following assumptions were used to estimate the fair value of options granted to employees:

	Three Months Ended April 30,
	2012	2011
Expected volatility	50.1-50.5%	48.7-56.5%
Risk-free rate	1.12-1.41%	2.23-2.47%
Dividend yield	0.0%	0.0%
Expected term (in years)	5.90-6.08	5.98-6.09

Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Forfeitures were estimated based on historical experience.

The following assumptions were used to estimate the fair value of nonemployee options:

	Three Months Ended April 30,
	2012	2011
Expected volatility	51.0-57.9%	62.4-64.9%
Risk-free rate	1.66-2.19%	3.23-3.41%
Dividend yield	0.0%	0.0%
Expected term (in years)	8.81-9.97	9.73-9.90

The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP during the periods presented:

Three Months Ended
April 30, 2012
Expected volatility	48.3-49.1%
Risk-free rate	0.14-0.19%
Dividend yield	0.0%
Expected term (in years)	0.67-1.16

(9)  Information About Revenues by Geographic Areas

Revenues by geography are based on the shipping address of the customer. The following tables present our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended April 30,
	2012	2011
United States	$30,204	$15,322
International	6,987	5,317
	$37,191	$20,639

No other individual country exceeded 10% of total revenues during any of the periods presented. No individual customer represented greater than 10% of total revenues during any of the periods presented. At April 30, 2012, there were no customers that individually represented greater than 10% of total accounts receivable. At January 31, 2012, there was one customer that represented approximately 17% of total accounts receivable.

(10)  Income Taxes

For the three months ended April 30, 2012 and 2011, we recorded $0.2 million and $0 in income tax expense, respectively. The effective tax rates for the three months ended April 30, 2012 and 2011 were less than one percent primarily due to continued losses in the U.S. for which a full valuation has been established to offset any benefit from being recognized as well as benefits associated with the differential in tax rates for certain foreign operations and minimal state taxes.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence.

There were no material changes to our unrecognized tax benefits in the three months ended April 30, 2012, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

(11)  Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including preferred stock, stock options, and warrants, to the extent dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2012	2011
Numerator:
Net loss	$(20,470)	$(2,246)
Denominator:
Weighted-average common shares outstanding	29,064	19,346
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(385)	(161)
Weighted-average shares used to compute net loss per share, basic and diluted	28,679	19,185
Net loss per share, basic and diluted	$(0.71)	$(0.12)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Three Months Ended April 30,
	2012	2011
Shares subject to outstanding common stock options	23,338	16,771
Series A convertible preferred stock	—	20,400
Series B Convertible preferred stock	—	20,305
Series C Convertible preferred stock	—	16,026
Employee stock purchase plan	552	—
Shares subject to common stock warrants	405	—
Shares subject to preferred stock warrants	—	670
Total	24,295	74,172

(12)  Related Party Transactions

Certain members of our Board of Directors serve on the board of directors and/or are executive officers and, in some cases, investors in companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours.  We believe the transactions between these companies and us were carried out on an arm’s-length basis on terms that are consistent with similar transactions with our other similarly situated customers. We recognized revenue from sales to these companies of $0.2 million and $0.2 million for the three months ended April 30, 2012 and 2011, respectively. In addition, we had $0.1 million of accounts receivable from these companies as of April 30, 2011. We also recorded $0.2 million in expenses related to purchases from these companies during the three months ended April 30, 2012. There were no accounts payable to these companies as of April 30, 2012 or 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our IPO Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC on April 20, 2012. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, research and development, economic and industry trends or trend analysis, expectations about seasonality, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Splunk provides an innovative software platform that enables organizations to gain real-time operational intelligence by harnessing the value of their data. Our software collects and indexes data at massive scale, regardless of format or source, and enables users to quickly and easily search, correlate, analyze, monitor and report on this data, all in real time. Our software addresses the risks, challenges and opportunities organizations face with increasingly large and diverse data sets, commonly referred to as big data, and is specifically tailored for machine-generated data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities, and security threats. Our software is designed to help users in various roles, including IT and business professionals, quickly analyze their machine data and realize real-time visibility into and intelligence about their organization’s operations. This operational intelligence enables organizations to improve service levels, reduce costs, mitigate security risks, demonstrate and maintain compliance and gain new insights that enable them to drive better business decisions.

We believe the market for software that provides operational intelligence presents a substantial opportunity as data grows in volume and diversity, creating new risks, opportunities and challenges for organizations. Since our inception, we have invested a substantial amount of resources developing our products and technology to address this market, specifically with respect to machine data.

Our software architecture is designed to accelerate adoption and return-on-investment for our customers. It does not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Users can simply download and install the software, typically in a matter of hours, connect to their relevant machine data sources and begin realizing operational intelligence. We also offer customers with complex IT infrastructure the ability to leverage the expertise of our professional services organization to deploy our software. We base our license fees on the estimated daily data indexing capacity our customers require. Prospective customers can download a trial version of our software that provides a full set of features but limited data indexing capacity. Following the 60-day trial period, prospective customers can purchase a license for our product or continue using our product with reduced features and limited data indexing capacity. We primarily license our software under perpetual licenses whereby we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large perpetual licenses may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term.

We intend to continue investing for long-term growth. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling features, address customer needs and enable solutions that can address new end markets. In addition, we expect to continue to aggressively expand our sales and marketing organizations to market our software both in the United States and internationally.

Our goal is to make our software the platform for delivering operational intelligence and real-time business insights from machine data. The key elements of our growth strategy are to:

•      Extend our technological capabilities.

•      Continue to expand our direct and indirect sales organization, including our channel relationships, to acquire new customers.

•      Further penetrate our existing customer base.

•      Develop additional solutions in adjacent markets as well as products that enable organizations to use our software in different ways, such as Splunk Storm, our cloud-based service now in beta.

•      Grow our user communities and partner ecosystem to increase awareness of our brand, target new use cases, drive operational leverage and deliver more targeted, higher value solutions.

•      Become the developer platform for machine data.

We believe the factors that will influence our ability to achieve our goals include, among other things, our ability to deliver additional functionality; drive efficient acquisition of new customers across geographies and industries; cultivate incremental sales from our existing customers by driving increased use of our software within organizations; provide additional solutions that leverage our core machine data engine to help organizations understand and unlock the value of their machine data in specific end markets and use cases; add additional OEM and strategic relationships to enable new sales channels for our software as well as extend our integration with third party products; and our ability to help software developers leverage the functionality of our machine data engine through software development kits (SDKs) and application programming interfaces (APIs).

On April 24, 2012, we closed our IPO whereby 15,525,000 shares of common stock were sold to the public (inclusive of 2,025,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters and 992,722 shares of common stock sold by selling stockholders). The public offering price of the shares sold in the offering was $17.00 per share. The total gross proceeds from the offering were $247.2 million. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds received by us totaled approximately $225.5 million.

For the three months ended April 30, 2012 and 2011, our revenues were $37.2 million and $20.6 million, respectively, representing year-over-year growth of 80%. For the three months ended April 30, 2012, 19% of our revenues were derived from customers located outside the United States. Our customers represent a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of April 30, 2012, we had over 4,000 customers, including a majority of the Fortune 100.

For the fiscal quarter ended April 30, 2012 and 2011, our GAAP operating loss was $6.2 million and $1.8 million, respectively, and our non-GAAP operating loss was $3.5 million and $1.3 million, respectively.

For the fiscal quarter ended April 30, 2012 and 2011, our GAAP net loss was $20.5 million and $2.2 million, respectively, and our non-GAAP net loss was $3.7 million and $1.3 million, respectively.

Our quarterly results reflect seasonality in the sale of our products and services. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenue in the first fiscal quarter. We expect this seasonality to continue for the remainder of fiscal 2013 and beyond. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short term. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period.

Non-GAAP Financial Results

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP financial measures are useful to investors in evaluating our operating performance. We provide investors with certain non-GAAP financial measures, including non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss and non-GAAP loss per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude stock-based compensation expense and the change in fair value of certain previously issued preferred stock warrants.  In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment.

We exclude stock-based compensation expense from our non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss and non-GAAP loss per share because such expense is non-cash in nature.  We exclude expense attributable to the change in fair value of certain preferred stock warrants from our non-GAAP financial measures because it is a non-recurring, non-cash expense. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening our balance sheet. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We believe these non-GAAP financial measures are useful to investors in that they provide meaningful supplemental information regarding our operational performance, provide greater transparency to certain line items in our financial statements, enhance an overall understanding of our past financial performance and future prospects, help with period to period comparisons and facilitate comparisons to competitors’ operating results.

There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies, and exclude expenses that may have a material impact on our reported financial results.  Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees.  The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge our investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

The following table reconciles GAAP operating loss to non-GAAP operating loss for the three months ended April 30, 2012 and 2011.

	Three Months Ended April 30,
	2012	2011
	(in thousands)
GAAP operating loss	$(6,189)	$(1,763)
Non-GAAP adjustments
Stock-based compensation expense	2,672	510
Non-GAAP operating loss	$(3,517)	$(1,253)

The following table reconciles GAAP operating margin to non-GAAP operating margin for the three months ended April 30, 2012 and 2011.

	Three Months Ended April 30,
	2012	2011

GAAP operating margin	(16.6)%	(8.5)%
Stock-based compensation expense	7.1	2.4
Non-GAAP operating margin	(9.5)%	(6.1)%

The following table reconciles GAAP net loss to non-GAAP net loss for the three months ended April 30, 2012 and 2011.

	Three Months Ended April 30,
	2012	2011
	(in thousands)
GAAP net loss	$(20,470)	$(2,246)
Non-GAAP adjustments
Stock-based compensation expense	2,672	510
Change in fair value of preferred stock warrants	14,087	473
Non-GAAP net loss	$(3,711)	$(1,263)

The following table reconciles our non-GAAP basic and diluted net loss and the shares used in computing non-GAAP net loss per share for the three months ended April 30, 2012 and 2011.

	Three Months Ended April 30,
	2012	2011
	(in thousands, except per share data)
Non-GAAP basic and diluted net loss per share	$(0.04)	$(0.02)

Weighted-average shares used in computing basic and diluted GAAP net loss per share	28,679	19,185
Conversion of convertible preferred stock upon initial public offering	52,502	56,730
Securities issued in connection with initial public offering	13,402	—
Shares used in computing non-GAAP basic and diluted net loss per share	94,583	75,915

The following table reconciles our net cash provided by (used-in) operating activities to free cash flow for the three months ended April 30, 2012 and 2011.

	Three Months Ended April 30,
	2012	2011
	(in thousands)
Net cash provided by (used in) operating activities	$11,586	$(2,756)
Less purchases of property and equipment	(1,877)	(1,228)
Free cash flow (non-GAAP)	9,709	3,984
Net cash used in investing activities	(1,877)	(1,228)
Net cash provided by financing activities	224,769	2,373

Components of Operating Results

Revenues

License revenues.  License revenues reflect the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. We are focused on acquiring new customers and increasing revenues from our existing customers as they realize the value of our software by indexing higher volumes of machine data and expanding the use of our software through additional use cases and broader deployment within their organizations. A substantial majority of our license revenues consists of revenues from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Customers can also purchase term license agreements, under which we recognize the license fee ratably, on a straight-line basis, over the term of the license. Due to the differing revenue recognition policies applicable to perpetual and term licenses, shifts in the mix between perpetual and term licenses from quarter to quarter could produce substantial variation in revenues recognized even if our sales activity remains consistent. In addition, seasonal trends that contribute to increased sales activity in our fourth fiscal quarter often result in lower sequential revenue in our first fiscal quarter, and we expect this trend to continue. Comparing our revenues on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

Maintenance and services revenues.  Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. Typically, when purchasing a perpetual license, a customer also purchases one year of maintenance service for which we charge a percentage of the license fee. When a term license is purchased, maintenance service is typically bundled with the license for the term of the license period. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. In arrangements involving a term license, we recognize both the license and maintenance revenues ratably, on a straight-line basis, over the contract period. We have a professional services organization focused on helping some of our largest customers deploy our software in highly complex operational environments and train their personnel. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services or provide the training.

Professional services and training revenues as a percentage of total revenues were 7% and 6% for the three months ended April 30, 2012 and April 30, 2011, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

We expect maintenance and services revenues to become a larger percentage of our total revenues as our installed customer base grows.

Cost of Revenues

Cost of license revenues.  Cost of license revenues includes all direct costs to deliver our product, including salaries, benefits, stock-based compensation, allocated overhead for facilities and IT, and amortization of acquired intangible assets. We recognize these expenses as they are incurred.

Cost of maintenance and services revenues.  Cost of maintenance and services revenues includes salaries, benefits, stock-based compensation for our maintenance and services organization, allocated overhead for depreciation of equipment, facilities and IT, and consulting services. We recognize expenses related to our maintenance and services organization as they are incurred.

Operating Expenses

Our operating expenses are classified into three categories: research and development, sales and marketing, and general and administrative. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses, commissions as applicable, and stock-based compensation. Operating expenses also include allocated overhead costs for depreciation of equipment, facilities and IT. Allocated costs for facilities consist of leasehold improvements and rent. Our allocated costs for IT include costs for compensation of our IT personnel and costs associated with our IT infrastructure. Operating expenses are generally recognized as incurred.

Research and development.  Research and development expenses primarily consist of personnel and facility-related costs attributable to our research and development personnel. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our software. We expect that our research and development expenses will continue to increase, in absolute dollars, as we increase our research and development headcount to further strengthen and enhance our software and invest in the development of our solutions and apps.

Sales and marketing.  Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing and business development personnel, commissions earned by our sales personnel, and the cost of marketing and business development programs. We expect that sales and marketing expenses will continue to increase, in absolute dollars, as we continue to hire additional personnel and invest in marketing programs.

General and administrative.  General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel, legal, accounting and other professional services fees, and other corporate expenses. We have recently incurred additional expenses due to growing our operations and continue to incur additional expenses associated with being a publicly traded company, including higher legal, corporate insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and related regulations. We also expect that general and administrative expenses will continue to increase, in absolute dollars, as we expand our operations, including internationally.

Other Income (Expense), net

Other income (expense), net consists primarily of the changes in the fair value of preferred stock warrants, interest expense on outstanding debt and interest income on our cash and cash equivalents balances.

Provision for Income Taxes

Provision for income taxes is based on the amount of earnings and enacted federal, state and foreign tax rates and adjusted for allowable credits and deductions. Our provision for income taxes consists of state and foreign taxes.  Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision.

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets including loss carryforwards and research and development and other tax credits.  Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended
	April 30, 2012		April 30, 2011
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in 000’s)
Condensed Consolidated Statement of Operations Data:
Revenues
License	$24,386	65.6%	$14,546	70.5%
Maintenance and services	12,805	34.4	6,093	29.5
Total revenues	37,191	100.0	20,639	100.0
Cost of revenues
License(1)	129	0.5	136	0.9
Maintenance and services(1)	4,136	32.3	1,868	30.7
Total cost of revenues	4,265	11.5	2,004	9.7
Gross profit	32,926	88.5	18,635	90.3
Operating expenses
Research and development	8,103	21.8	4,338	21.0
Sales and marketing	24,166	65.0	12,768	61.9
General and administrative	6,846	18.4	3,292	16.0
Total operating expenses	39,115	105.2	20,398	98.9
Operating loss	(6,189)	(16.7)	(1,763)	(8.6)
Other income (expense), net
Other income (expense), net	(17)	—	(10)	—
Change in fair value of preferred stock warrants	(14,087)	(37.9)	(473)	(2.3)
Total other income (expense), net	(14,104)	(37.9)	(483)	(2.3)
Loss before income taxes	(20,293)	(54.6)	(2,246)	(10.9)
Provision for income taxes	177	(0.5)	—	—
Net loss	$(20,470)	(55.1)%	$(2,246)	(10.9)%

(1)                                  Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended April 30, 2012 and 2011

Revenues

	Three Months Ended April 30,		2012 to 2011
	2012	2011	% Change
	($ amounts in 000’s)
Revenues
License	$24,386	$14,546	67.6%
Maintenance and services	12,805	6,093	110.2%
Total revenues	$37,191	$20,639	80.2%
Percentage of revenues
License	65.6%	70.5%
Maintenance and services	34.4	29.5
Total	100.0%	100.0%

Total revenues increased $16.6 million primarily due to growth in license revenues. The increase in license revenues was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 73 and 46 orders greater than $100,000 for the quarter ended April 30, 2012 and 2011, respectively. Our total number of customers increased from approximately 2,600 at April 30, 2011 to approximately 4,000 at April 30, 2012. The increase in maintenance and services revenues was due to increases in sales of maintenance agreements resulting from the growth of our installed customer base as well as sales of our professional services.

Cost of Revenues and Gross Margin

	Three Months Ended April 30,		2012 to 2011
	2012	2011	% Change
	($ amounts in 000’s)
Cost of revenues
License	$129	$136	(5.1)%
Maintenance and services	4,136	1,868	121.4%
Total cost of revenues	$4,265	$2,004	112.8%
Gross margin
License	99.5%	99.1%
Maintenance and services	67.7%	69.3%
Total gross margin	88.5%	90.3%

Total cost of revenues increased $2.3 million due to the increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues of $2.3 million was primarily related to an increase of $0.7 million in salaries and benefits expense due to increased headcount, $1.1 million related to an increase in contractors providing professional services and $0.4 million related to facilities and other overhead costs. Total gross margin decreased as a result of a decrease in maintenance and services gross margin due to increased investment in our services organization.

Operating Expenses

	Three Months Ended April 30,		2012 to 2011
	2012	2011	% Change
	($ amounts in 000’s)
Operating expenses
Research and development	$8,103	$4,338	86.8%
Sales and marketing	24,166	12,768	89.3%
General and administrative	6,846	3,292	108.0%
Total operating expenses	$39,115	$20,398	91.8%
Percentage of revenues
Research and development	21.8%	21.0%
Sales and marketing	65.0	61.9
General and administrative	18.4	15.9
Total	105.2%	98.8%
Includes stock-based compensation expense
Research and development	$895	$121
Sales and marketing	858	179
General and administrative	811	191
Total stock-based compensation expense	$2,564	$491

Research and development expense.  Research and development expense increased $3.8 million primarily due to a $2.9 million increase in salaries and benefits, which includes $0.8 million of stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our product. We also had an increase of $0.6 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $11.4 million primarily related to a $5.5 million increase in salaries and benefits, which includes $0.7 million of stock-based compensation expense, as we increased headcount to expand our field sales organization, as well as commissions on increased customer orders. We also had an increase in sales and marketing related expenses of $2.6 million, primarily as a result of a significant increase in marketing events and advertising, and our annual sales kickoff. Additionally, we experienced increases in overhead costs of $2.3 million and travel expenses of $0.6 million due to increased headcount.

General and administrative expense.  General and administrative expense increased $3.6 million primarily due to accounting and legal activities in connection with becoming a public company.  Included in the $3.6 million increase is $2.5 million related to salaries and benefits, which includes $0.6 million of stock compensation expense, as well as $0.9 million related to consulting and professional services.

Other Income (Expense) net

	Three Months Ended April 30,
	2012	2011
	(in thousands)
Other income (expense), net	$(14,104)	$(483)

Other income (expense), net reflects a net increase in expense of $13.6 million primarily due to the expense associated with the change in fair value of our preferred stock warrants upon the closing of our IPO.

Provision for Income Taxes

	Three Months Ended April 30,
	2012	2011
	(in thousands)
Provision for income taxes	$177	$—

For the three months ended April 30, 2012 we recorded income taxes that were principally attributable to state and foreign taxes. We did not record an income tax provision for the three months ended April 30, 2011. The increase in tax expense is primarily due to state taxes and increases in our foreign operations.

Liquidity and Capital Resources

	April 30, 2012	January 31, 2012
	(in thousands)
Cash and cash equivalents	$266,077	$31,599

	Three Months Ended April 30,
	2012	2011
	(in thousands)
Cash provided by (used in) operating activities	$11,586	$(2,899)
Cash used in investing activities	(1,877)	(1,085)
Cash provided by financing activities	224,769	2,373
Net increase (decrease) in cash and cash equivalents	$234,478	$(1,611)

Since fiscal 2010 we have funded our operations primarily through cash generated from operations. At April 30, 2012, our cash and cash equivalents of $266.1 million were held for working capital purposes, a majority of which was invested in money market funds. We intend to increase our capital expenditures for the remainder of fiscal 2013, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

In the three months ended April 30, 2012, cash inflows from our operating activities were $11.6 million, which reflects our net loss of $20.5 million, adjusted by non-cash charges of $17.7 million, consisting primarily of $2.7 million for stock-based compensation, $14.1 million for the change in valuation of preferred stock warrants and $0.9 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $6.5 million increase in deferred revenue, an $11.0 million decrease in accounts receivable due to increased collections, a $1.0 million increase in accounts payable and a $0.3 million increase in accrued expenses. These cash inflows were offset by cash outflows of $4.5 million related to a decrease in accrued compensation, primarily due to the payout of year-end employee commissions and bonuses.

In the three months ended April 30, 2011, we used $2.9 million of cash from our operating activities, which reflects our net loss of $2.2 million, adjusted by non-cash charges of $1.7 million consisting primarily of $0.5 million for stock-based compensation and $0.3 million for depreciation and amortization. Cash outflows included a $2.6 million decrease in accrued compensation, a $1.8 million increase in accounts receivable associated with increased sales, and a $1.4 million increase in prepaid expenses and other current assets. These outflows were partially offset by cash inflows from an increase of $2.6 million in deferred revenues and a $0.9 million increase in accounts payable, due to the timing of payments.

Investing Activities

In the three months ended April 30, 2012, cash used in investing activities of $1.9 million was primarily attributable to $1.3 million of capital expenditures for technology and hardware to support the growth of our business, including leasehold improvements relating to our corporate headquarters in San Francisco, California, and $0.6 million of capitalized software development costs associated with the development of Splunk Storm.

In the three months ended April 30, 2011, cash used in investing activities of $1.1 million was primarily attributable to capital expenditures for technology and software to support our corporate infrastructure.

Financing Activities

In the three months ended April 30, 2012, cash provided by financing activities of $224.8 million consisted primarily of initial public offering proceeds of $226.5 million, net of paid underwriter discount and issuance costs, and $0.5 million from exercises of stock options, partially offset by $2.3 million related to the repayment of the term loan.

In the three months ended April 30, 2011, cash provided by financing activities of $2.4 million consisted primarily of $2.0 million of proceeds from our term loan and cash received from exercises of stock options during the quarter of $0.5 million.

Loan and Security Agreement

In May 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was most recently amended in February 2011. The agreement included a revolving line of credit facility and a term loan facility described below. The agreement contained financial covenants and other customary affirmative and negative covenants. As part of the agreement, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets.

The agreement provided for a revolving line of credit facility and a term loan facility, with each advance amortized over a period of 36 months with equal monthly payments of principal and interest. We were able to borrow up to $10.0 million under the revolving line of credit facility, subject to a borrowing base determined on eligible accounts receivable and subject to a total maximum outstanding of $10.0 million. As of April 30, 2012, we had no balance outstanding on the revolving line of credit. Interest on any drawdown under the revolving line of credit accrues at the greater of prime rate plus 0.75% (4.00% at April 30, 2012) and 4.75%.

In addition to the line of credit facility, a $3.0 million term loan facility was available for draw through June 30, 2011. We had $0 and $2.3 million outstanding in the term loan facility as of April 30, 2012 and January 31, 2012, respectively. As of April 30, 2012, the term loan facility was paid in full.

Contractual Payment Obligations

The following summarizes our contractual commitments and obligations as of April 30, 2012:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Operating lease obligations	$6,294	$3,472	$2,467	$355	$—

Off-Balance Sheet Arrangements

During the three months ended April 30, 2012 and 2011, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Indemnification Arrangements

During the ordinary course of business, we may indemnify, hold harmless and agree to reimburse for losses suffered or incurred, our customers and their affiliates for certain intellectual property infringement and other claims by third parties with respect to our products and services and in connection with our commercial end-user license arrangements.

As permitted under Delaware law, we have entered into indemnification agreement with our officers and directors, indemnifying them for certain events or occurrences while they serve as officers or directors of the company.

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at April 30, 2012.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our prospectus, filed with the SEC on April 20, 2012 pursuant to Rule 424(b) under the Securities Act of 1933.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, primarily changes in interest rates.

Interest Rate Risk

We had cash and cash equivalents of $266.1 million as of April 30, 2012. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. During the quarters ended April 30, 2012 and 2011, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate. At April 30, 2012, the term loan facility was paid in full.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All of our revenues are generated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical condensed consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last three fiscal years. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2012, our Chief

Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth above under Legal Proceedings in Note 4 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.

The market for our software licenses is new and unproven and may not grow.

We believe our future success will depend in large part on the growth, if any, in the market for software that provides operational intelligence, particularly software designed to collect and index machine data. We market our software as a targeted solution for specific use cases and as an enterprise solution for machine data. In order to grow our business, we intend to expand the functionality of our product to increase its acceptance and use by the broader market. It is difficult to predict customer adoption and renewal rates, customer demand for our software licenses, the size and growth rate of this market, the entry of competitive products or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with such software licenses. If the market for our software licenses does not achieve widespread adoption or there is a reduction in demand for software in our market caused by a lack of customer acceptance, technological challenges, lack of accessible machine data, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early terminations, reduced renewal rates or decreased revenues, any of which would adversely affect our business operations and financial results. We believe that these are inherent risks and difficulties in this new and unproven market.

We have a short operating history, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a short operating history, which limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in developing industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Moreover, although we have experienced rapid growth historically, we may not continue to grow as rapidly in the future. Any success that we may experience in the future will depend in large part on our ability to, among other things:

•                  maintain and expand our customer base and the ways in which our customers use our software;

•                  increase revenues from existing customers through increased or broader use of our software within their organizations;

•                  improve the performance and capabilities of our software through research and development;

•                  continue to develop our cloud-based service, Splunk Storm;

•                  successfully expand our business domestically and internationally;

•                  successfully compete with other companies, open source initiatives and custom development efforts that are currently in, or may in the future enter, the markets for our software;

•                  continue to invest in our application development platform to foster an ecosystem of developers and users to expand the use cases of our software;

•                  generate leads and convert users of the trial version of our software to paying customers;

•                  prevent users from circumventing the terms of their software licenses;

•                  maintain and enhance our website infrastructure to minimize interruptions or slower than expected download times when accessing our software from our website;

•                  process, store and use our customers’ data in compliance with applicable governmental regulations and other legal obligations related to data privacy; and

•                  hire, integrate and retain world class professional and technical talent.

If we fail to address the risks and difficulties we face including those described elsewhere in this “Risk Factors” section, our business will be adversely affected and our business operations and financial results will suffer.

Our future operating results may fluctuate significantly, and our recent operating results may not be a good indication of our future performance.

Our revenues and operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we typically enter into perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into term licenses for our software, whereby the license fee is recognized ratably over the license term. At the beginning of each quarter, we do not know the ratio between perpetual licenses and term licenses that we will enter into during the quarter. As a result, our operating results could be significantly impacted by unexpected shifts in the ratio between perpetual licenses and term licenses. In addition, the size of our licenses varies greatly, and a single, large perpetual license in a given period could distort our operating results. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

We may not be able to accurately predict our future revenues or results of operations. In particular, since the beginning of fiscal 2011, more than 65% of the revenues we recognize each quarter has been attributable to sales made in that same quarter with the balance of the revenues being attributable to sales made in prior quarters in which the related revenues were not recognized upfront. As a result, our ability to forecast revenues on a quarterly or longer term basis is extremely limited. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are expected to be relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter.

In addition to other risk factors described elsewhere in this “Risk Factors” section, factors that may cause our financial results to fluctuate from quarter to quarter include:

•                  the timing of our sales during the quarter, particularly because a large portion of our sales occur toward the end of the quarter, or the loss or delay of a few large contracts;

•                  the mix of revenues attributable to larger transactions as opposed to smaller transactions and the impact that a change in mix may have on the overall average selling price of our software;

•                  the mix of revenues attributable to perpetual and term licenses, maintenance and professional services and training, which may impact our gross margins and operating income;

•                  the renewal and usage rates of our customers;

•                  changes in the competitive dynamics of our market;

•                  changes in customers’ budgets and in the timing of their purchasing decisions;

•                  customers delaying purchasing decisions in anticipation of new software or software enhancements by us or our competitors;

•                  customer acceptance of and willingness to pay for new versions of our software or new solutions for specific product and end markets;

•                  our ability to control costs, including our operating expenses;

•                  the timing of satisfying revenue recognition criteria;

•                  our ability to qualify and compete for government contracts;

•                  the collectibility of receivables from customers and resellers, which may be hindered or delayed if these customers or resellers experience financial distress; and

•                  general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate.

Many of these factors are outside our control, and the variability and unpredictability of such factors could result in our failing to meet or exceed our financial expectations for a given period. We believe that quarter-to-quarter comparisons of our revenues, operating results and cash flows may not necessarily be indicative of our future performance.

If we fail to effectively manage our growth, our business and operating results could be adversely affected.

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of April 30, 2012, nearly half of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

To effectively manage growth, we must continue to improve our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•                  improving our key business applications, processes and IT infrastructure to support our business needs;

•                  enhancing information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other and our growing base of customers;

•                  enhancing our internal controls to ensure timely and accurate reporting of all of our operations and financial results; and

•                  appropriately documenting our IT systems and our business processes.

These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources. If we fail to implement these improvements effectively, our ability to manage our expected growth, ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies will be impaired. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our software could suffer, which could negatively affect our brand, financial results and overall business.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception, including net losses of $20.5 million in the three months ended April 30, 2012. As a result, we had an accumulated deficit of $74.5 million at April 30, 2012. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications, or apps, for our software In addition, as we grow as a newly public company, we have and will continue to incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our software licenses, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to sustain or increase profitability on a consistent basis, could cause the value of our common stock to decline.

Because we derive substantially all of our revenues and cash flows from sales of licenses of one software product, failure of this product to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition and growth prospects.

We derive and expect to continue to derive substantially all of our revenues and cash flows from sales of licenses of our Splunk Enterprise product. As such, the market acceptance of our software is critical to our continued success. Demand for licenses to our software is affected by a number of factors beyond our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market. In addition, users of software that provides operational intelligence may seek a cloud-based service and, to date, we have not offered a cloud-based service on a commercial basis. We expect the proliferation of machine data to lead to an increase in the data analysis demands of our customers, and our software may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business operations, financial results and growth prospects will be materially and adversely affected.

We face intense competition in our markets, and we may be unable to compete effectively for sales opportunities.

Although our product targets the new and emerging market for software that provides operational intelligence, we compete against a variety of large software vendors and smaller specialized companies, open source initiatives and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•                  IT departments of potential customers which have undertaken custom software development efforts to analyze and manage their machine data;

•                  security and systems management vendors, including BMC Software, CA, Compuware, HP, IBM, Intel, Microsoft and Quest Software;

•                  web analytics vendors, including Adobe Systems, Google, IBM and Webtrends;

•                  business intelligence vendors, including EMC, IBM, Oracle and SAP;

•                  companies targeting the big data market by commercializing open source software, such as Hadoop; and

•                  small specialized vendors, which provide complementary solutions in enterprise data analytics, data warehousing and big data technologies that may compete with our software.

The principal competitive factors in our markets include product features, performance and support, product scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios and broader global distribution and presence. Further, competitors may be able to offer products or functionality similar to ours at a more attractive price than we can by integrating or bundling their software products with their other product offerings. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on operational intelligence and could directly compete with us. For example, companies may commercialize open source software, such as Hadoop, in a manner that competes with our product or causes potential customers to believe that such product and our software perform the same function. If companies move a greater proportion of their data and computational needs to the cloud, new competitors may emerge which offer services comparable to ours or that are better suited for cloud-based data, and the demand for our product may decrease. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.

In recent years, there have been significant acquisitions and consolidation by and among our actual and potential competitors. We anticipate this trend of consolidation will continue, which will present heightened competitive challenges to our business. In particular, consolidation in our industry increases the likelihood of our competitors offering bundled or integrated products, and we believe that it may increase the competitive pressures we face with respect to our software. If we are unable to differentiate our product from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see decreased demand for those solutions, which would adversely affect our business operations, financial results and growth prospects. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently their willingness to use software solutions from such firms. Similarly, if customers seek to concentrate their software license purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage regardless of the performance and features of our software. We believe that in order to remain competitive at the large enterprise level, we will need to develop and expand relationships with resellers and large system integrators that provide a broad range of products and services. If we are unable to compete effectively, our business operations and financial results could be materially and adversely affected.

We employ a unique pricing model which subjects us to various challenges that could make it difficult for us to derive expected value from our customers.

We charge our customers for their use of our software based on their estimated daily indexing capacity. As the amount of machine data within our customers’ organizations grows, we may face pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. Furthermore, while our software can measure and limit customer usage, such limitations may be improperly circumvented or otherwise bypassed by certain users. Similarly, we provide our customers with an encrypted key for enabling their use of our software. To the extent that a customer improperly copies and distributes the encrypted key to others or uses the encrypted key to install our software on multiple machines, we may not be able to capture the full value for the use of our software. Our enterprise license is meant for our customers’ internal use only. If customers improperly make our software available to their customers, for example, through a cloud or managed service offering, it may cannibalize our end user sales or commoditize our software in the market. Additionally, if a customer that has received a volume discount from us offers our software to its end customers, we may experience price erosion and be unable to capture the appropriate value from those end customers.

Our license agreements generally provide that we can audit our customers’ use of our software to ensure compliance with the terms of our license agreement. However, a customer may resist or refuse to allow us to audit their usage, in which case we may have to pursue legal recourse to enforce our rights under the license agreement, which would require us to spend money, distract management and potentially adversely affect our relationship with our customers and users.

If customers do not expand their use of our software beyond the current predominant use cases, our ability to grow our business and operating results may be adversely affected.

Most of our customers currently use our software to support application management, IT operations, security and compliance functions. Our ability to grow our business depends in part on our ability to persuade current and future customers to expand their use of our software to additional use cases, such as facilities management, supply chain management, business analytics and customer usage analytics. If we fail to achieve market acceptance of our software for these applications, or if a competitor establishes a more widely adopted solution for these applications, our ability to grow our business and financial results will be adversely affected. In addition, as the amount of data indexed by our software for a given customer grows, that customer must agree to higher license fees for our software or limit the amount of data indexed in order to stay within the limits of its existing license. If their fees grow significantly, customers may react adversely to this pricing model, particularly if they perceive that the value of our software has become eclipsed by such fees or otherwise. If customers react adversely to our pricing model, our ability to grow our business and operating results could be adversely affected.

If we do not effectively expand and train our sales force, we may be unable to add new customers or increase sales to our existing customers and our business will be adversely affected.

We continue to be substantially dependent on our sales force to obtain new customers and to drive additional use cases among our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales force is new to the company and our product. Our growth internationally creates additional challenges and risks attracting, integrating and retaining qualified employees, particularly sales personnel. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

Our sales cycle is long and unpredictable, particularly with respect to large customers, and our sales efforts require considerable time and expense.

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our software licensing offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers and conversions of users that have downloaded the trial version of our software into paying customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, we will make a sale with a potential customer or if a user that has downloaded the trial version of our software will upgrade to the paid version of our software license. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenue from that transaction is delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter, and the expenses associated with these sales are high, relative to the revenue associated with them. Because a substantial portion of our expenses are relatively fixed in the short-term, our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline.

Our business and growth depend substantially on customers renewing their maintenance agreements with us. Any decline in our customer renewals could adversely affect our future operating results.

While most of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. In addition, we also enter into term license agreements for our software. In order for us to improve our operating results, it is important that our existing customers renew their term licenses, if applicable, and maintenance and support agreements when the initial contract term expires. Our customers have no obligation to renew their term licenses or maintenance and support contracts with us after the initial terms have expired. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software, our pricing, the effects of economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues may decline.

Incorrect or improper implementation or use of our software could result in customer dissatisfaction and negatively affect our business, operations, financial results and growth prospects.

Our software is deployed in a wide variety of technology environments. Increasingly, our software has been deployed in large scale, complex technology environments, and we believe our future success will depend on our ability to increase sales of our software licenses for use in such deployments. We often must assist our customers in achieving successful implementations for large, complex deployments. If we or our customers are unable to implement our software successfully, or unable to do so in a timely manner, customer perceptions of our company may be impaired, our reputation and brand may suffer, and customers may choose not to increase their use of our software. In addition, our software imposes server load and index storage requirements for implementation. If our customers do not have the server load capacity or the storage capacity required, they may not be able to effectively implement and use our software and, therefore, may not choose to increase their use of our software.

Our customers and third-party partners may need training in the proper use of and the variety of benefits that can be derived from our software to maximize its potential. If our software is not implemented or used correctly or as intended, inadequate performance may result. Because our customers rely on our software and maintenance support to manage a wide range of operations, the incorrect or improper implementation or use of our software, our failure to train customers on how to efficiently and effectively use our software, or our failure to provide maintenance services to our customers, may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our software and services.

Our international sales and operations subject us to additional risks that can adversely affect our business operations and financial results.

During the three months ended April 30, 2012, we derived 19% of our revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries across Europe and Asia. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on resellers for non-U.S. sales. Our ability to convince customers to expand their use of our software or renew their maintenance agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

Our international operations subject us to a variety of risks and challenges, including:

•                  increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•                  reliance on channel partners;

•                  longer payment cycles and difficulties in collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;

•                  increased financial accounting and reporting burdens and complexities;

•                  general economic conditions in each country or region;

•                  economic uncertainty around the world, including recent sovereign debt issues in Europe;

•                  compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

•                  compliance with U.S. laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;

•                  heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;

•                  fluctuations in currency exchange rates and related effect on our operating results;

•                  difficulties in repatriating or transferring funds from or converting currencies in certain countries;

•                  the need for localized software and licensing programs;

•                  reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property and contract rights abroad; and

•                  compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes.

Any of these risks could adversely affect our international operations, reduce our international revenues or increase our operating costs, adversely affecting our business operations, financial results and growth prospects.

In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our software and services and could have a material adverse effect on our business operations and financial results.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our products are subject to U.S. export controls, and we incorporate encryption technology into certain of our products. These encryption products and the underlying technology may be exported outside of the U.S. only with the required export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. We shipped our encryption products prior to obtaining the required export authorizations. Accordingly, we have not fully complied with applicable encryption controls in the Export Administration Regulations. We have taken a number of actions to prevent such violations from recurring and continue to review and make enhancements to our export compliance procedures that are designed to further strengthen compliance with the laws.

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. While we are taking precautions to prevent our products and services from being shipped to U.S. sanctions targets, we believe that certain of our products that are available at no cost have been downloaded by persons in countries that are the subject of U.S. embargoes. These free downloads were likely made in violation of U.S. export control and sanctions laws. However, we cannot state with certainty that these downloads constituted a violation of the relevant laws because the regulatory agencies that administer and enforce the applicable regulations are responsible for determining whether a violation of the regulations has occurred. In March 2012, we filed our Final Voluntary Self Disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, and the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, concerning these potential violations. At this time, these agencies have not completed their review of these matters.

Based upon our internal review, we believe that we have not had any paying customers in countries sanctioned by the U.S. Government, and have instituted procedures, including IP blocking, that are intended to prevent any downloads from being made into sanctioned countries in the future. In addition, we had not been screening our customers against the U.S. Government lists of prohibited persons, including the Treasury Department’s List of Specially Designated Nationals and the Commerce Department’s List of Denied Persons. Based upon our internal review, we believe that we do not have any paying or non-paying customers on any U.S. Government lists of prohibited persons. We have instituted a process for screening all paying and non-paying customers against U.S. Government lists of prohibited persons going forward.

If we are found to be in violation of U.S. sanctions or export control laws, it could result in fines or penalties for us and for individuals, including civil penalties of up to $250,000 or twice the value of the transaction, whichever is greater, per violation, and in the event of conviction for a criminal violation, fines of up to $1 million and possible incarceration for responsible employees and managers for willful and knowing violations. We cannot predict when OFAC and BIS will complete their reviews or what enforcement action, if any, they will take.

We also note that if our channel partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. We presently incorporate export control compliance requirements in our channel partner agreements. Complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business operations and financial results.

If we are unable to maintain successful relationships with our channel partners, our business operations, financial results and growth prospects could be adversely affected.

In addition to our direct sales force, we use strategic indirect channel partners, such as distribution partners and resellers, to license and support our software. We derive a substantial portion of our revenues from sales of our software through our channel network, particularly in the Europe, Middle East and Africa, or EMEA, and Asia Pacific, or APAC, regions and for sales to government agencies. We expect that sales through channel partners will continue to grow as a portion of our revenues for the foreseeable future.

Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our software, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our software may be adversely affected. Our channel partners may cease marketing our software with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, our possible inability to replace them, or the failure to recruit additional channel partners could materially and adversely affect our results of operations. In addition, sales by channel partners are more likely than direct sales to involve collectibility concerns, in particular sales by our channel partners in developing markets, and accordingly, variations in the mix between revenues attributable to sales by channel partners and revenues attributable to direct sales may result in fluctuations in our operating results.

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners, and to help our channel partners enhance their ability to independently sell and deploy our software. If we are unable to maintain our relationships with these channel partners, or otherwise develop and expand our indirect distribution channel, our business, results of operations, financial condition or cash flows could be adversely affected.

Interruptions or performance problems associated with our technology and infrastructure, and our reliance on SaaS technologies from third parties, may adversely affect our business operations and financial results.

Our continued growth depends in part on the ability of our existing and potential customers to access our website and download our software or encrypted access keys for our software within an acceptable amount of time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our software becomes more complex and our user traffic increases. If our website is unavailable or if our users are unable to download our software or encrypted access keys within a reasonable amount of time or at all, our business would be negatively affected. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and apps for our software. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

In addition, we rely heavily on hosted, Software-as-a-Service, or SaaS, technologies from third parties in order to operate critical functions of our business, including enterprise resource planning services from NetSuite and customer relationship management services from salesforce.com. If these services become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our software and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

Our systems are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks and similar events. Our U.S. corporate offices and certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in interruptions, performance problems or failure of our infrastructure.

One of our marketing strategies is to offer a trial version of our software, and we may not be able to realize the benefits of this strategy.

We offer a trial version license of our software to users free of charge as part of our overall strategy of developing the market for software that provides operational intelligence and promoting additional penetration of our software in the markets in which we compete. Some users never convert from the trial version license to the paid version license of our software. Further, we depend on individuals within an organization who download the trial version license of our software being able to convince managers and decision-makers within their organization to convert to a paid version license of our software. To the extent that these users do not become or lead to others who become paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenues will be adversely affected.

If customers demand software that provides operational intelligence via a “Software-as-a-Service” business model, our business could be adversely affected.

Software-as-a-Service, or SaaS, is a model of software deployment in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. While we do not currently offer a commercial version of our product through a SaaS model, we are investing in the development of Splunk Storm, our cloud-based service (currently in beta) that provides a subset of our software’s capabilities but is tailored for supporting machine data processing in the cloud. A SaaS business model can require a vendor to undertake substantial capital investments and develop related sales and support resources and personnel. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a SaaS model. If customers were to require that we provide our product via a SaaS deployment, we would need to direct a significant portion of our capital investments to implement this alternative business model, which would negatively affect our gross margins. Even if we make these investments, we may be unsuccessful in implementing a SaaS business model. Moreover, sales of a potential future SaaS offering could cannibalize sales of our Splunk Enterprise software licenses. In addition, the change to a SaaS model would result in changes in the manner in which we recognize revenues. Changes in revenue recognition would affect our operating results and could have an adverse effect on our business operations and financial results.

Our business depends, in part, on sales to the public sector, and significant changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.

We derive a portion of our revenues from contracts with federal, state, local and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. Factors that could impede our ability to maintain or increase the amount of revenues derived from government contracts, include:

•                  changes in fiscal or contracting policies;

•                  decreases in available government funding;

•                  changes in government programs or applicable requirements;

•                  the adoption of new laws or regulations or changes to existing laws or regulations;

•                  potential delays or changes in the government appropriations or other funding authorization processes; and

•                  delays in the payment of our invoices by government payment offices.

The occurrence of any of the foregoing could cause governments and governmental agencies to delay or refrain from purchasing licenses of our software in the future or otherwise have an adverse effect on our business operations and financial results.

Failure to comply with laws or regulations applicable to our business could cause us to lose customers in the public sector or negatively impact our ability to contract with the public sector.

We must comply with laws and regulations relating to the formation, administration and performance of contracts with the public sector, including U.S. federal, state and local governmental bodies, which affect how we and our channel partners do business in connection with governmental agencies. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, loss of exclusive rights in our intellectual property, and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have a material adverse effect on our business operations and financial results.

Real or perceived errors, failures or bugs in our software could adversely affect our financial results and growth prospects.

Because our software is complex, undetected errors, failures or bugs may occur, especially when new versions or updates are released. Our software is often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into complicated, large-scale computing environments may expose undetected errors, failures or bugs in our software. Despite testing by us, errors, failures or bugs may not be found in our software until it is released to our customers. In the past, we have discovered software errors, failures and bugs in some of our offerings after their introduction. Real or perceived errors, failures or bugs in our software could result in negative publicity, loss of or delay in market acceptance of our software, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

In addition, if an actual or perceived failure of our software occurs in a customer’s deployment, regardless of whether the failure is attributable to our software, the market perception of the effectiveness of our software could be adversely affected. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays or cessation of our licensing, which could cause us to lose existing or potential customers and could adversely affect our financial results and growth prospects.

If our new software and software enhancements do not achieve sufficient market acceptance, our financial results and competitive position will suffer.

We spend substantial amounts of time and money to research and develop new and enhanced versions of our existing software to incorporate additional features, improve functionality or other enhancements in order to meet our customers’ rapidly evolving demands. In addition, we continue to invest in solutions that can be deployed on top of our core engine to target specific cases and to cultivate our community of application developers and users. When we develop a new or enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if our cloud-based service, Splunk Storm, does not garner widespread market adoption and implementation, our financial results and competitive position could suffer.

Further, we may make changes to our software that our customers do not like, find useful or agree with. We may also discontinue certain features, begin to charge for certain features that are currently free or increase fees for any of our features or usage of our software.

Our new software or software enhancements and changes to our existing software could fail to attain sufficient market acceptance for many reasons, including:

•                  failure to predict market demand accurately in terms of software functionality and to supply software that meets this demand in a timely fashion;

•                  defects, errors or failures;

•                  negative publicity about their performance or effectiveness;

•                  delays in releasing our new software or enhancements to our existing software to the market;

•                  introduction or anticipated introduction of competing products by our competitors;

•                  poor business conditions for our end-customers, causing them to delay IT purchases; and

•                  reluctance of customers to purchase software incorporating open source software.

If our new software or enhancements and changes do not achieve adequate acceptance in the market, our competitive position will be impaired, and our revenues will be diminished. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred in connection with the new software or enhancements.

If we are not able to maintain and enhance our brand, our business and operating results may be adversely affected.

We believe that maintaining and enhancing the “Splunk” brand identity is critical to our relationships with our customers and channel partners and to our ability to attract new customers and channel partners. The successful promotion of our brand will depend largely upon our marketing efforts, our ability to continue to offer high-quality software and our ability to successfully differentiate our software from that of our competitors. Our brand promotion activities may not be successful or yield increased revenues. In addition, independent industry analysts often provide reviews of our product, as well as those of our competitors, and perception of our product in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected.

Moreover, it may be difficult to maintain and enhance our brand in connection with sales through channel or strategic partners. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new markets and as more sales are generated through our channel partners. To the extent that these activities yield increased revenues, these revenues may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands, and we could lose customers and channel partners, all of which would adversely affect our business operations and financial results.

Our future performance depends in part on proper use of our community website, Splunkbase, and support from third-party software developers.

Our software enables third-party software developers to build apps on top of our machine data engine. We operate a community website that we call Splunkbase for sharing these third party apps, including add-ons and extensions. While we expect Splunkbase to support our sales and marketing efforts, it also presents certain risks to our business, including:

•                  third-party developers may not continue developing or supporting the software apps that they share on Splunkbase;

•                  we cannot provide any assurance that these apps meet the same quality standards that we apply to our own development efforts, and, to the extent they contain bugs or defects, they may create disruptions in our customers’ use of our software or negatively affect our brand;

•                  we do not currently provide support for software apps developed by third-party software developers, and users may be left without support and potentially cease using our software if the third-party software developers do not provide support for these apps;

•                  these third-party software developers may not possess the appropriate intellectual property rights to develop and share their apps; and

•                  some of these developers may use the insight they gain using our software and from documentation publicly available on our website to develop competing products.

Many of these risks are not within our control to prevent, and our brand may be damaged if these apps, add-ons and extensions do not perform to our customers’ satisfaction and that dissatisfaction is attributed to us.

If poor advice or misinformation is spread through our community site called Splunk Answers, users of our software may experience unsatisfactory results from using our software, which could adversely affect our reputation and our ability to grow our business.

In addition, as part of our Splunkbase community website, we host a community site called Splunk Answers for sharing knowledge about how to perform certain functions with our software. Our users are increasingly turning to our Splunk Answers community site for support in connection with their use of our software. We do not review or test the information that non-Splunk employees post on our Splunk Answers community site to ensure its accuracy or efficacy in resolving technical issues. Therefore, we cannot ensure that all the information listed on our Splunk Answers community site is accurate or that it will not adversely affect the performance of our software. Furthermore, users who post such information on our Splunk Answers community site may not have adequate rights to the information to share it publicly, and we could be the subject of intellectual property claims based on our hosting of such information. If poor advice or misinformation is spread among users of our Splunk Answers community site, our customers or other users of our software may experience unsatisfactory results from using our software, which could adversely affect our reputation and our ability to grow our business.

Failure to protect our intellectual property rights could adversely affect our business.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the U.S. and other jurisdictions outside of the U.S. so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. However, defending our intellectual property rights might entail significant expenses. Any of our patent rights, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. As of April 30, 2012, we had two issued U.S. patents covering our machine data technology. We also had one provisional patent application pending and ten utility patent applications pending for examination in the United States. Finally, we also had seven utility patent applications pending for examination in non-U.S. jurisdictions, and seven pending Patent Cooperation Treaty utility patent applications, all of which are counterparts of our U.S. utility patent applications. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are complex and often uncertain.

Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to use the inventions claimed in our issued patents or pending patent applications or otherwise used in our software, that we were the first to file for protection in our patent applications, or that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented software or technology. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our software is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States (in particular, some foreign jurisdictions do not permit patent protection for software), and mechanisms for enforcement of intellectual property rights may be inadequate. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States (including the recent “America Invents Act”) and other national governments and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we endeavor to enter into non-disclosure agreements with our employees, licensees and others who may have access to this information, we cannot assure you that these agreements or other steps we have taken will prevent unauthorized use, disclosure or reverse engineering of our technology. Moreover, third parties may independently develop technologies or products that compete with ours, and we may be unable to prevent this competition.

We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert counterclaims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially viable. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may adversely affect our business operations or financial results.

We have been, and may in the future be, subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenues and against which our patents may therefore provide little or no deterrence. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the enterprise software market. In this regard, we recently settled a dispute with respect to the Splunk trademark in the European Union. There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software and may be unable to compete effectively. Any of these results would adversely affect our business operations and financial results.

Our use of “open source” software could negatively affect our ability to sell our software and subject us to possible litigation.

We use open source software in our software and expect to continue to use open source software in the future. We may face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs. Finally, we cannot assure you that we have not incorporated additional open source software in our software in a manner that is inconsistent with our current policies and procedures.

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our software may be perceived as not being secure, customers may reduce the use of or stop using our software, and we may incur significant liabilities.

Our software involves the storage and transmission of data, and security breaches could result in the loss of this information, litigation, indemnity obligations and other liability. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of Splunk Storm, our cloud-based service currently in beta, we do not have the ability to monitor or review the content that customers of Splunk Enterprise store, and therefore, we have no direct control over the substance of that content. Therefore, if customers use our software for the transmission or storage of personally identifiable information and our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect to not renew their subscriptions, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our financial results.

Because our software could be used to collect and store personal information, domestic and international privacy concerns could result in additional costs and liabilities to us or inhibit sales of licenses of our software.

Personal privacy has become a significant issue in the United States and in many other countries where we offer licenses of our software. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act (HIPAA) of 1996 and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act recently implemented in Germany.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our software. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our software. Privacy concerns, whether valid or not valid, may inhibit market adoption of our software particularly in certain industries and foreign countries.

Federal, state and industry regulations as well as self-regulation related to privacy and data security concerns pose the threat of lawsuits and other liability.

We may collect and utilize demographic and other information, including personally identifiable information, from and about users (such as customers, potential customers, and others) as they interact with Splunk over the internet and otherwise provide us with information whether via our website, through email, or through other means. Users may provide personal information to us in many contexts such as when signing up for certain services, registering for seminars, participating in a survey, when answering questions on our Splunk Answers community site, when posting reviews or otherwise commenting on Splunk apps, when using other community or social networking features, when participating in polls or when signing up to receive e-mail newsletters.

Within the United States, various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about users. Outside of the United States, various jurisdictions actively regulate and enforce laws regarding the collection, retention, transfer, and use (including loss and unauthorized access) of personal information. Privacy advocates and government bodies have increasingly scrutinized the ways in which companies link personal identities and data associated with particular users or devices with data collected through the internet, and we expect such scrutiny to continue to increase. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.

If we are unable to attract and retain key personnel, our business could be adversely affected.

We depend on the continued contributions of our senior management and other key personnel, the loss of whom could adversely affect our business. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time. We do not maintain a key-person life insurance policy on any of our officers or other employees.

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance and other personnel, particularly in our sales and marketing, research and development, general and administrative, and professional service departments. We face intense competition for qualified individuals from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense in the San Francisco Bay Area, where our headquarters are located. We may incur significant costs to attract and retain them, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, results of operations, financial condition and cash flows would be adversely affected.

Prolonged economic uncertainties or downturns could materially adversely affect our business.

Current or future economic downturns could adversely affect our business operations or financial results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and terrorist attacks on the United States, Europe, Asia Pacific or elsewhere, could cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

General worldwide economic conditions have experienced a significant downturn and continue to remain unstable. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our product, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.

We have a significant number of customers in the business services, financial services, healthcare and pharmaceuticals, high technology, manufacturing, media and entertainment, online services, retail, telecommunications and travel and transportation industries. A substantial downturn in any of these industries may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of licenses of our software are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our software.

We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry or geography. If the economic conditions of the general economy or industries in which we operate worsen from present levels, our business operations and financial results could be adversely affected.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our software, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

Future acquisitions could disrupt our business and adversely affect our business operations and financial results.

We may choose to expand by making acquisitions that could be material to our business, results of operations, financial condition and cash flows. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

•                  an acquisition may negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•                  we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•                  an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•                  an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;

•                  we may encounter difficulties in, or may be unable to, successfully sell any acquired products;

•                  an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•                  our use of cash to pay for acquisition would limit other potential uses for our cash;

•                  if we incur debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants; and

•                  to the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

The occurrence of any of these risks could have a material adverse effect on our business operations and financial results.

If currency exchange rates fluctuate substantially in the future, our financial results, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although most of our sales contracts are denominated in U.S. dollars, and therefore substantially all of our revenues are not subject to foreign currency risk, a strengthening of the U.S. dollar could increase the real cost of our software to our customers outside of the United States, adversely affecting our business operations and financial results. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported operating results. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the U.S. are repatriated to the U.S., as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. If our existing NOLs are subject to limitations arising from previous ownership changes, possibly including, but not limited to, our recent initial public offering, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our financial results.

We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our financial results.

Our international operations subject us to potentially adverse tax consequences.

We generally conduct our international operations through wholly owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. We are in the process of organizing our corporate structure to more closely align with the international nature of our business activities. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

We could be subject to additional tax liabilities.

We are subject to federal, state and local taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. We previously discovered that we have not complied with various tax rules and regulations in certain foreign jurisdictions. We are working to resolve these matters. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

Our stock price has been volatile, may continue to be and may decline regardless of our financial performance.

The trading prices of the securities of technology companies have been highly volatile. The market price of our common stock has fluctuated and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•                  actual or anticipated fluctuations in our financial results;

•                  the financial projections we provide to the public, any changes in these projections or our failure to meet these projections;

•                  failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•                  ratings changes by any securities analysts who follow our company;

•                  announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•                  changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•                  price and volume fluctuations in the overall stock market, including as a result of trends in the global economy;

•                  any major change in our board of directors or management;

•                  lawsuits threatened or filed against us; and

•                  other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the financial performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of April 30, 2012, we had outstanding approximately 95.6 million shares of our common stock outstanding. Of this amount, approximately 80 million shares are currently restricted as a result of market stand-off agreements and lock-up agreements with our underwriters.

In addition, holders of approximately 67 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Substantially all of these shares are subject to lock-up agreements restricting their sale for 180 days after our initial public offering, subject to potential extension in the event we release earnings results or a material event relating to us occurs near the end of the lock-up period. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to existing market stand-off and/or lock-up agreements. Morgan Stanley & Co. LLC may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to the 180-day contractual lock-up to sell shares prior to the expiration of the lock-up agreements. The 180-day lock-up period is subject to extension in some circumstances.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased and will continue to increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any July 31 before that time, we would cease to be an “emerging growth company” as of the following January 31.

As a result of disclosure of information as a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business operations and financial results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business operations and financial results. These factors could also make it more difficult for us to attract and retain qualified employees, executive officers and members of our board of directors.

We are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes—Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting and after we cease to be an “emerging growth company” a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors potentially decreasing our stock price.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if potential investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile or decrease.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, price appreciation of our common stock, which may never occur, may be the only way our stockholders realize any future gains on their investments.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

•                  authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights and preferences determined by our board of directors;

•                  require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•                  specify that special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, or our Chief Executive Officer;

•                  establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•                  establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving three-year staggered terms;

•                  prohibit cumulative voting in the election of directors;

•                  provide that our directors may be removed only for cause;

•                  provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•                  require the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Our directors, executive officers and significant stockholders have substantial control, which could delay or prevent a change in corporate control.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, will beneficially own, in the aggregate, approximately 68.9% of our outstanding common stock as of April 30, 2012. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may adversely affect the market price of our common stock by:

•                  delaying, deferring or preventing a change in control of the company;

•                  impeding a merger, consolidation, takeover or other business combination involving us; or

•                  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

a)             Sale of Unregistered Securities

From February 1, 2012 through April 30, 2012, we granted to our directors, employees, consultants and other service providers options to purchase an aggregate of 2,813,500 shares of common stock under our 2003 Equity Incentive Plan, or the 2003 Plan, at exercise prices ranging from $5.79 to $9.00 per share, for an aggregate exercise price of $22.8 million.

From February 1, 2012 through April 30, 2012, we issued and sold to our directors, employees and consultants an aggregate of 983,330 shares of common stock upon the exercise of options under the 2003 Plan at exercise prices ranging from $0.025 to $2.94 per share, for an aggregate exercise price of $0.7 million. During the quarter, we also issued 62,063 shares of common stock upon the net exercise of common stock warrants at an exercise price of $1.56 per share.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the Registrant’s board of directors, or Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering. Each recipient of the securities in these transactions represented his or her intention to acquire the securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in each such transaction. In each case, the recipient represented that such recipient had received adequate information about the Registrant or had adequate access, through his or her relationship with the Registrant, to information about the Registrant.

b)             Use of Proceeds from Public Offering of Common Stock

On April 24, 2012, we closed our initial public offering of 15,525,000 shares of its common stock, which included 14,532,278 shares of common stock sold by us (inclusive of 2,025,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 992,722 shares of common stock sold by the selling stockholders. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-178988), which was declared effective by the SEC on April 18, 2012. Morgan Stanley, Credit Suisse, J.P. Morgan, BofA Merrill Lynch, UBS Investment Bank, Pacific Crest Securities and Cowen and Company acted as the underwriters. The public offering price of the shares sold in the offering was $17.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to us were $247.2 million. After deducting underwriting discounts and commissions of $17.3 million and offering expenses payable by us of $4.4 million, we received of approximately $225.5 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 20, 2012 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

Item 6.       Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 12, 2012

SPLUNK INC.

By:	/s/ David F. Conte
David F. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT
INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws.

10.1*	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.2*	Form of Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.3*	Form of Subscription Agreement under the 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.4*	Employment Offer Letter between the Registrant and Guido Schroeder, dated as of March 23, 2012.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†† XBRL Instance Document

101.SCH†† XBRL Taxonomy Schema Linkbase Document

101.CAL†† XBRL Taxonomy Calculation Linkbase Document

101.DEF†† XBRL Taxonomy Definition Linkbase Document

101.LAB†† XBRL Taxonomy Labels Linkbase Document

101.PRE†† XBRL Taxonomy Presentation Linkbase Document

*	Indicates a management contract or compensatory plan.
††

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.