Form 10-Q
period 2012-07-31
SPLUNK INC
filed 2012-09-13
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 001-35498

SPLUNK INC.

(Exact name of registrant as specified in its charter)

Delaware	86-1106510
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

250 Brannan Street

San Francisco, California 94107

(Address of principal executive offices)

(Zip Code)

(415) 848-8400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

There were 96,764,673 shares of the registrant’s Common Stock issued and outstanding as of September 7, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Splunk Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 31, 2012	January 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$268,278	$31,599
Accounts receivable, net	33,681	34,495
Prepaid expenses and other current assets	4,807	4,261
Total current assets	306,766	70,355

Restricted cash	514	514
Property and equipment, net	10,316	8,919
Other assets	1,060	2,435
Total assets	$318,656	$82,223

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,844	$1,455
Accrued payroll and compensation	18,705	16,142
Accrued expenses and other liabilities	5,291	7,711
Deferred revenue, current portion	54,145	42,923
Term debt, current portion	—	982
Total current liabilities	79,985	69,213

Deferred revenue, non-current	13,523	9,742
Preferred stock warrant liability	—	2,133
Other liabilities, non-current	376	561
Term debt, non-current	—	1,307
Total non-current liabilities	13,899	13,743
Total liabilities	93,884	82,956

Commitments and contingencies (Note 4)

Convertible preferred stock
Convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at July 31, 2012, and 57,904,560 shares authorized; 56,930,194 shares issued and outstanding at January 31, 2012	—	40,913
Stockholders’ equity (deficit):
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at July 31, 2012; and no shares authorized, issued or outstanding at January 31, 2012	—	—
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 96,731,506 shares issued and outstanding at July 31, 2012, and 106,511,960 shares authorized; 23,092,407 shares issued and outstanding at January 31, 2012	97	23
Accumulated other comprehensive loss	(36)	(24)
Additional paid-in capital	303,774	12,373
Accumulated deficit	(79,063)	(54,018)
Total stockholders’ equity (deficit)	224,772	(41,646)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$318,656	$82,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Revenues
License	$30,203	$18,766	$54,589	$33,312
Maintenance and services	14,280	7,183	27,085	13,276
Total revenues	44,483	25,949	81,674	46,588
Cost of revenues (1)
License	92	423	221	559
Maintenance and services	4,553	2,550	8,689	4,418
Total cost of revenues	4,645	2,973	8,910	4,977
Gross profit	39,838	22,976	72,764	41,611

Operating expenses (1)
Research and development	9,391	5,414	17,494	9,752
Sales and marketing	27,740	16,390	51,906	29,158
General and administrative	7,247	4,446	14,093	7,738
Total operating expenses	44,378	26,250	83,493	46,648
Operating loss	(4,540)	(3,274)	(10,729)	(5,037)

Other income (expense), net
Interest income (expense), net	101	(33)	84	(43)
Change in fair value of preferred stock warrants	—	(603)	(14,087)	(1,076)
Total other income (expense), net	101	(636)	(14,003)	(1,119)
Loss before income taxes	(4,439)	(3,910)	(24,732)	(6,156)
Provision for income taxes	136	—	313	—
Net loss	$(4,575)	$(3,910)	$(25,045)	$(6,156)

Net loss per share:
Basic and diluted	$(0.05)	$(0.20)	$(0.40)	$(0.32)
Weighted-average shares outstanding:
Basic and diluted	95,518	19,784	62,466	19,489

(1)                   Amounts include stock-based compensation expense, as follows:

Cost of revenues	$267	$27	$375	$46
Research and development	1,267	181	2,162	302
Sales and marketing	1,505	245	2,363	424
General and administrative	827	263	1,638	454

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Net loss	$(4,575)	$(3,910)	$(25,045)	$(6,156)
Other comprehensive loss:
Foreign currency translation adjustments	(19)	—	(12)	—
Comprehensive loss	$(4,594)	$(3,910)	$(25,057)	$(6,156)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2012	2011
Cash flows from operating activities
Net loss	$(25,045)	$(6,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,149	845
Change in fair value of preferred stock warrants	14,087	1,076
Stock-based compensation expense	6,538	1,226
Changes in operating assets and liabilities
Accounts receivable, net	814	(8,078)
Prepaid expenses, other current and non-current assets	(1,172)	(2,620)
Accounts payable	300	1,763
Accrued compensation	2,563	608
Accrued expenses and other liabilities	155	1,273
Deferred revenue	15,003	7,977
Net cash provided by (used in) operating activities	15,392	(2,086)

Cash flows from investing activities
Purchases of property and equipment	(3,474)	(3,910)
Net cash used in investing activities	(3,474)	(3,910)

Cash flows from financing activities
Payments of financing obligation under sale leaseback	—	(92)
Repayments of term debt	(2,289)	(241)
Proceeds from term debt	—	3,000
Proceeds from initial public offering, net of offering costs	225,225	—
Proceeds from early exercise of employee stock options	—	735
Proceeds from exercise of stock options	1,825	640
Net cash provided by financing activities	224,761	4,042
Net increase (decrease) in cash and cash equivalents	236,679	(1,954)

Cash and cash equivalents
Beginning of period	31,599	19,737
End of period	$268,278	$17,783

Supplemental disclosures
Cash paid for interest	$—	$35
Non-cash investing and financing activities
Accrued purchases of property and equipment	656	442

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

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2013, for example, refer to the fiscal year ending January 31, 2013.

Initial Public Offering

On April 24, 2012, we closed our initial public offering (“IPO”) whereby 15,525,000 shares of common stock were sold to the public (inclusive of 2,025,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters and 992,722 shares of common stock sold by selling stockholders). The aggregate net proceeds received by us from the offering were $225.2 million, net of underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into 56,930,194 shares of common stock, and outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 469,557 shares of common stock.

Follow-on Offering

On July 25, 2012, we closed our follow-on offering, in which certain stockholders of our company offered 11,744,064 shares of common stock at a price to the public of $28.25 per share. The aggregate offering price for shares sold in the offering was approximately $320.2 million, net of underwriting discounts and commissions. On August 1, 2012, the underwriters exercised in full their option to purchase 1,761,609 additional shares of common stock from our selling stockholders. We did not receive any proceeds from the sale of shares in this offering.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of January 31, 2012 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the prospectus filed with the SEC on July 20, 2012 pursuant to Rule 424(b) under the Securities Act of 1933 (the “Prospectus”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended January 31, 2012 included in the Prospectus filed with the SEC.

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

Recently Issued Accounting Pronouncements

On June 16, 2011, the FASB issued new authoritative guidance on comprehensive income (loss) that eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, we must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss), which contains two sections, net income and other comprehensive income (loss), or in two separate but consecutive statements. We adopted this authoritative guidance in our first fiscal quarter ended April 30, 2012 by including a new separate consolidated statement of comprehensive loss.

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of July 31, 2012 and January 31, 2012 (in thousands):

	July 31, 2012				January 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$250,018	$—	$—	$250,018	$20,142	$—	$—	$20,142
Liabilities:
Preferred stock warrants	$—	$—	$—	$—	$—	$—	$(2,133)	$(2,133)

Reported as:
Assets:
Cash and cash equivalents				$249,375				$19,499
Prepaid expenses and other current assets				129				129
Restricted cash				514				514
Total				$250,018				$20,142

Liabilities:
Preferred stock warrant liability				$—				$(2,133)

Our investments in money market funds are measured at fair value on a recurring basis. Our money market funds are targeted to be priced and have a value of $1 net asset value per share. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments are classified as Level 1.

During the six months ended July 31, 2012, we did not remeasure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, such as intangible assets, and property and equipment.

Prior to the closing of our IPO on April 24, 2012, our preferred stock warrants were categorized as Level 3 because they were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments. These assumptions are inherently subjective and involve significant management judgment.

We performed a fair value assessment of the preferred stock warrant inputs at January 31, 2012. The fair value of the preferred stock warrant liability was estimated using the Black-Scholes pricing model.  We performed the final remeasurement of the warrants at the closing date of our IPO. See Note 7 for further information.

(3)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of
	July 31, 2012	January 31, 2012
Computer equipment and software	$13,976	$10,712
Furniture and fixtures	2,528	1,964
Leasehold improvements	1,621	1,903
	18,125	14,579
Less: accumulated depreciation and amortization	(7,809)	(5,660)
	$10,316	$8,919

Depreciation and amortization expense was $1.2 million and $0.5 million for the three months ended July 31, 2012 and 2011, respectively, and $2.1 million and $0.8 million for the six months ended July 31, 2012 and 2011, respectively.

(4)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable operating leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $0.9 million and $0.5 million for the three months ended July 31, 2012 and 2011, respectively, and $1.7 million and $1.0 million for the six months ended July 31, 2012 and 2011, respectively. Future minimum rental payments required under the operating lease agreements as of July 31, 2012 are as follows:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Operating lease obligations	$5,436	$3,405	$1,765	$266	$—

Legal Proceedings

We are subject to certain routine legal proceedings, as well as demands and claims that arise in the normal course of our business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on our condensed consolidated results of operations, cash flows or financial position, nor is it possible to provide an estimated amount of any such loss. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows, or both, of a particular quarter.

Indemnification Arrangements

During the ordinary course of business, we may indemnify, hold harmless and agree to reimburse for losses suffered or incurred, our customers and their affiliates for certain intellectual property infringement and other claims by third parties with respect to our products and services and in connection with our commercial end-user license arrangements.

As permitted under Delaware law, we have entered into indemnification agreements with our officers and directors, indemnifying them for certain events or occurrences while they serve as officers or directors of the company.

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at July 31, 2012.

Export Contingency

Our products are subject to U.S. export controls that prohibit the shipment of certain products and services without the required export authorizations or export to countries, governments, and persons targeted by U.S. sanctions. We shipped our encryption products prior to obtaining the required export authorizations. Accordingly, we have not fully complied with applicable encryption controls in the Export Administration Regulations. Additionally, while we are taking precautions to prevent our products and services from being shipped to U.S. sanctions targets, we believe that certain of our products that are available at no cost have been downloaded by persons in countries that are the subject of these embargoes. In March 2012, we filed our Final Voluntary Self Disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”), and the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), concerning these potential violations. On July 3, 2012, OFAC notified us that it had completed its review of these matters and closed its review with the issuance of a Cautionary Letter. No monetary penalties were assessed. At this time, BIS has not completed its review. If we are found to be in violation of U.S. export control laws, it could result in fines or penalties for us and for individuals, including civil penalties of up to $250,000 or twice the value of the transaction, whichever is greater, per violation, and in the event of conviction for a criminal violation, fines of up to $1 million and possible incarceration for responsible employees and managers for willful and knowing violations. We cannot predict when BIS will complete its review or what enforcement action, if any, it will take. It is possible that our business, financial position, results of operations, or cash flows could be negatively affected by an unfavorable resolution to this matter and that imposed fines, if any, could be material to our financial statements. However, we cannot make any predictions of the outcome of these violations or estimate the potential liability, if any, that will be incurred.

(5)  Debt Financing Facilities

In May 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was most recently amended in August 2012. As amended, the agreement includes a revolving line of credit facility as described below. The agreement contains financial covenants and other customary affirmative and negative covenants. As part of the agreement, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets.

We are able to borrow up to $10.0 million under the revolving line of credit facility, subject to a borrowing base determined on eligible accounts receivable and subject to a total maximum outstanding of $10.0 million. As of July 31, 2012, we had no balance outstanding on the revolving line of credit. Interest on any drawdown under the revolving line of credit accrues at the prime rate (3.25% in July 2012).

(6)  Common Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 1,000,000,000 shares of common stock, $0.001 par value per share. At July 31, 2012 and January 31, 2012, 96,731,506 shares and 23,092,407 shares of common stock were issued and outstanding, respectively.

Early Exercise of Employee Options

Stock options granted under our stock option plan provide certain employee option holders the right to exercise unvested options for shares of restricted common stock. Shares of restricted common stock, in the amounts of 129,263 and 411,318 at July 31, 2012 and January 31, 2012, respectively, were subject to a repurchase right held by us at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For early exercises of employee options, this repurchase right generally lapses as to 1/4th of the shares subject to the option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter.

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

Warrants to Purchase Convertible Preferred Stock

Prior to the closing of our IPO, we remeasured the fair value of the preferred stock warrants at each balance sheet date. The fair value of the outstanding warrants was classified within non-current liabilities on the condensed consolidated balance sheets, and any changes in fair value were recognized as a component of Other income (expense), net in our condensed consolidated statements of operations. We performed the final remeasurement of the warrants at the closing date of our IPO and recorded an expense of $14.1 million arising from the revaluation during the three months ended April 30, 2012. The fair value of the outstanding warrants was determined using the Black-Scholes option-pricing model. We determined the fair value of each warrant on the issuance date and subsequent reporting dates using the Black-Scholes pricing model utilizing the assumptions noted below. The expected term of the warrant is based on the remaining contractual expiration period. The expected stock price volatility for our stock was determined by examining the historical volatilities of a group of our industry peers as we did not have any trading history of our common stock. The risk-free interest rate was calculated using the average of the published interest rates for U.S. Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero as we did not have any history of, nor plans for, dividend payments.

We did not revalue the preferred stock warrants during the three months ended July 31, 2012. The following assumptions were used to estimate the value of the preferred stock warrants during the three months ended April 30, 2012 and the year ended January 31, 2012, respectively:

	Three Months	Year
	Ended April 30, 2012	Ended January 31, 2012
Expected volatility	49.7-53.2%	49.4-57.1%
Risk-free rate	0.50-1.40%	0.39-1.09%
Dividend yield	0.0%	0.0%
Expected term (in years)	3.38-6.30	2.65-7.22

The change in the fair value of the preferred stock warrant liability is summarized below:

	Warrant Liability
(in thousands)	Balance at beginning of period	Change in fair value of preferred stock warrants	Exercises	Conversion of preferred stock warrants to common stock warrants	Balance at end of period

January 31, 2012	$1,013	$2,034	$(914)	$—	$2,133
April 30, 2012	2,133	14,087	—	(16,220)	—
July 31, 2012	—	—	—	—	—

(8)  Stock Compensation Plans

Equity Incentive Plans

In April 2003, our board adopted the 2003 Equity Incentive Plan (the “2003 Plan”). The 2003 Plan authorizes the granting of common stock options and restricted stock awards to employees, directors and consultants.

In March 2012, our board approved the 2012 Equity Incentive Plan (the “2012 Plan”), which became effective upon the effectiveness of our registration statement on Form S-1, on April 18, 2012. The 2012 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. Upon the effectiveness of our registration statement on Form S-1, all shares that were reserved but not issued under the 2003 Plan became available for issuance under the 2012 Plan and no further shares will be granted pursuant to the 2003 Plan.  Cancelled or forfeited equity awards under the 2003 Plan will also become available for issuance under the 2012 Plan.

The following table summarizes the stock option and RSU award activity during the six months ended July 31, 2012:

		Options Outstanding				RSUs Outstanding
	Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
					(in thousands)
Balances as of January 31, 2012	3,315,989	21,905,290	$1.92
Additional Shares Authorized	10,000,000
Options granted	(3,229,113)	3,229,113	10.75
RSUs granted	(156,037)					156,037
Options exercised		(2,114,564)	0.86
Options forfeited	842,981	(842,981)	2.97
RSUs forfeited	—					—
Balances as of July 31, 2012	10,773,820	22,176,858	3.26	8.03	$579,642	156,037
Vested and expected to vest		20,817,308	$3.17	7.98	$546,052	139,193
Exercisable as of July 31, 2012		9,151,414	$0.92	6.73	$260,604

(1)         The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of July 31, 2012.

No income tax benefit has been recognized relating to stock-based compensation expenses and no tax benefits have been realized from exercised stock options. At July 31, 2012, there was a total unrecognized compensation cost of $30.9 million related to these stock options, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.35 years. At July 31, 2012, there was a  total unrecognized compensation cost of $3.8 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.83 years.

The total intrinsic value of options exercised during the six months ended July 31, 2012 was $40.7 million. The weighted-average grant date fair value of options granted was $6.35 per share for the six months ended July 31, 2012. The weighted-average grant date fair value of RSUs granted was $28.59 per share for the six months ended July 31, 2012.

Employee Stock Purchase Plan

Concurrent with the effectiveness of our registration statement on Form S-1, on April 18, 2012, our 2012 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. The ESPP provides for consecutive 12-month offering periods, starting on the first trading day on or after June 15 and December 15 of each year.  The first offering period began on the first trading day after the effective date of our registration statement and will end on June 15, 2013.

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock-based awards, employee stock purchases and restricted stock units was allocated as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2012	2011	2012	2011

Cost of revenues	$267	$27	$375	$46
Research and development	1,267	181	2,162	302
Sales and marketing	1,505	245	2,363	424
General and administrative	827	263	1,638	454
Total stock-based compensation expense	$3,866	$716	$6,538	$1,226

Valuation Assumptions

We estimated the fair values of each option awarded on the date of grant using the Black-Scholes option pricing model utilizing the assumptions noted below. The expected term of the options is based on the average period the stock options are expected to remain outstanding calculated as the midpoint of the options’ vesting terms and contractual expiration periods, as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for our stock was determined by examining the historical volatilities of a group of our industry peers as we did not have any trading history of our common stock. The risk-free interest rate was calculated using the average of the published interest rates U.S. Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero as we did not have any history of, nor plans to make, dividend payments.

The following assumptions were used to estimate the fair value of options granted to employees:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Expected volatility	50.28-50.35%	48.4-49.1%	50.06-50.46%	48.4-56.5%
Risk-free rate	0.86-0.87%	1.84-2.07%	0.86-1.41%	1.84-2.47%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	6.0-6.08	5.73-6.08	5.9-6.08	5.73-6.09

Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Forfeitures were estimated based on historical experience.

The following assumptions were used to estimate the fair value of nonemployee options:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Expected volatility	49.9-55.4%	58.4-62.2%	49.9-57.9%	58.4-64.9%
Risk-free rate	1.22-1.79%	2.68-3.15	1.22-2.19%	2.68-3.41%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	8.56-9.93	9.48-9.96	8.56-9.97	9.48-9.96

The following assumptions were used to estimate the fair value of the ESPP:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Expected volatility	48.3-49.1%	—	48.3-49.1%	—
Risk-free rate	0.14-0.19%	—	0.14-0.19%	—
Dividend yield	0.0%	—	0.0%	—
Expected term (in years)	0.67-1.16	—	0.67-1.16	—

(9)  Information About Revenues by Geographic Areas

Revenues by geography are based on the shipping address of the customer. The following tables present our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
United States	$35,387	$19,370	$65,591	$34,692
International	9,096	6,579	16,083	11,896
	$44,483	$25,949	$81,674	$46,588

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. No individual customer represented greater than 10% of total revenues during any of the periods presented. At July 31, 2012, there was one customer that represented approximately 13% of total accounts receivable. At January 31, 2012, there was one customer that represented approximately 17% of total accounts receivable.

(10)  Income Taxes

For the three months ended July 31, 2012 and 2011, we recorded $0.1 million and $0 in income tax expense, respectively. For the six months ended July 31, 2012 and 2011, we recorded $0.3 million and $0 in income tax expense, respectively. The increase was primarily due to the increase in taxable income in our international jurisdictions.

There were no material changes to our unrecognized tax benefits in the six months ended July 31, 2012, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

(11)  Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including preferred stock, stock options, RSUs, and warrants, to the extent dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Numerator:
Net loss	$(4,575)	$(3,910)	$(25,045)	$(6,156)
Denominator:
Weighted-average common shares outstanding	95,798	20,014	62,798	19,685
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(280)	(230)	(332)	(196)
Weighted-average shares used to compute net loss per share, basic and diluted	95,518	19,784	62,466	19,489
Net loss per share, basic and diluted	$(0.05)	$(0.20)	$(0.40)	$(0.32)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of July 31,
	2012	2011
Shares subject to outstanding common stock options	22,177	20,409
Shares subject to outstanding RSUs	156	—
Series A convertible preferred stock	—	20,400
Series B Convertible preferred stock	—	20,305
Series C Convertible preferred stock	—	16,026
Employee stock purchase plan	568	—
Shares subject to common stock warrants	405	—
Shares subject to preferred stock warrants	—	670
Total	23,306	77,810

(12)  Related Party Transactions

Certain members of our Board serve on the board of directors and/or are executive officers and, in some cases, investors in companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours.  We believe the transactions between these companies and us were carried out on an arm’s-length basis on terms that are consistent with similar transactions with our other similarly situated customers. We recognized revenue from sales to these companies of $0.7 million and $0.1 million for the three months ended July 31, 2012 and 2011, respectively, and $0.9 million and $0.3 million for the six months ended July 31, 2012 and 2011, respectively. We had $0.4 million and $1.2 million of accounts receivable from these companies as of July 31, 2012 and January 31, 2012, respectively. We also recorded $0.2 million and $0 in expenses related to purchases from these companies during the three months ended July 31, 2012 and 2011, respectively and $0.4 million and $0 for the six months ended July 31, 2012 and 2011, respectively. There were no accounts payable to these companies as of July 31, 2012 or January 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed on July 20, 2012, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, growth strategy, sales and marketing strategy, general and administrative expenses, management’s plans, beliefs and objectives for future operations, research and development, economic and industry trends or trend analysis, expectations about seasonality, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

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

•                  Develop additional solutions in adjacent markets as well as products that enable organizations to use our software in different ways, such as Splunk Storm, our cloud-based service that was made generally available in August 2012.

•                  Grow our user communities and partner ecosystem to increase awareness of our brand, target new use cases, drive operational leverage and deliver more targeted, higher value solutions.

•                  Become the developer platform for machine data.

We believe the factors that will influence our ability to achieve our goals include, among other things, our ability to deliver additional functionality; drive efficient acquisition of new customers across geographies and industries; cultivate incremental sales from our existing customers by driving increased use of our software within organizations; provide additional solutions that leverage our core machine data engine to help organizations understand and unlock the value of their machine data in specific end markets and use cases; add additional OEM and strategic relationships to enable new sales channels for our software as well as extend our integration with third party products; and help software developers leverage the functionality of our machine data engine through software development kits (SDKs) and application programming interfaces (APIs).

On April 24, 2012, we closed our initial public offering (“IPO”) whereby 15,525,000 shares of common stock were sold to the public (inclusive of 2,025,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters and 992,722 shares of common stock sold by selling stockholders). The aggregate net proceeds from the offering were $225.2 million, net of underwriting discounts and commissions and offering expenses payable by us. On July 25, 2012, we closed our follow-on offering, in which certain of our stockholders sold 11,744,064 shares of common stock to the public. The aggregate offering price for shares sold in the offering was approximately $320.2 million, net of underwriting discounts and commissions. On August 1, 2012, the underwriters exercised in full their option to purchase 1,761,609 additional shares of common stock from our selling stockholders. We did not receive any proceeds from the sale of shares in this offering.

For the three months ended July 31, 2012 and 2011, our revenues were $44.5 million and $25.9 million, respectively, representing year-over-year growth of approximately 71%. For the three months ended July 31, 2012, approximately 20% of our revenues were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of July 31, 2012, we had over 4,400 customers, including a majority of the Fortune 100.

For the fiscal quarter ended July 31, 2012 and 2011, our GAAP operating loss was $4.5 million and $3.3 million, respectively, and our non-GAAP operating loss was $0.7 million and $2.6 million, respectively.

For the fiscal quarter ended July 31, 2012 and 2011, our GAAP net loss was $4.6 million and $3.9 million, respectively, and our non-GAAP net loss was $0.7 million and $2.6 million, respectively.

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

Non-GAAP Financial Results

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe that certain non-GAAP financial measures, including non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss and non-GAAP loss per share (collectively the “non-GAAP financial measures”), are useful to investors in evaluating our operating performance. These non-GAAP financial measures exclude stock-based compensation expense and the change in fair value of certain previously issued preferred stock warrants.  In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment.

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

The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.  There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies, and exclude expenses that may have a material impact on our reported financial results.  Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees.  We urge our investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.

The following table reconciles GAAP operating loss to non-GAAP operating loss for the three and six months ended July 31, 2012 and 2011 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
GAAP operating loss	$(4,540)	$(3,274)	$(10,729)	$(5,037)
Stock-based compensation expense	3,866	716	6,538	1,226
Non-GAAP operating loss	$(674)	$(2,558)	$(4,191)	$(3,811)

The following table reconciles GAAP operating margin to non-GAAP operating margin for the three and six months ended July 31, 2012 and 2011:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
GAAP operating margin	(10.2)%	(12.6)%	(13.1)%	(10.8)%
Stock-based compensation expense	8.7	2.8	8.0	2.6
Non-GAAP operating margin	(1.5)%	(9.8)%	(5.1)%	(8.2)%

The following table reconciles GAAP net loss to non-GAAP net loss and non-GAAP basic and diluted net loss per share for the three and six months ended July 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
GAAP net loss	$(4,575)	$(3,910)	$(25,045)	$(6,156)
Stock-based compensation expense	3,866	716	6,538	1,226
Change in fair value of preferred stock warrants	—	603	14,087	1,076
Non-GAAP net loss	$(709)	$(2,591)	$(4,420)	$(3,854)

Non-GAAP basic and diluted net loss per share	$(0.01)	$(0.13)	$(0.07)	$(0.20)

Weighted-average shares used in computing Non-GAAP basic and diluted net loss per share	95,518	19,784	62,466	19,489

The following table reconciles our net cash provided by (used-in) operating activities to free cash flow for the three and six months ended July 31, 2012 and 2011 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Net cash provided by (used in) operating activities	$3,806	$813	$15,392	$(2,086)
Less purchases of property and equipment	(1,597)	(2,825)	(3,474)	(3,910)
Free cash flow (non-GAAP)	2,209	(2,012)	11,918	(5,996)
Net cash used in investing activities	(1,597)	(2,825)	(3,474)	(3,910)
Net cash provided by (used in) financing activities	$(8)	$1,670	$224,761	$4,042

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

Professional services and training revenues as a percentage of total revenues were 6% and 6% for the three months ended July 31, 2012 and 2011, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Revenues
License	$30,203	$18,766	$54,589	$33,312
Maintenance and services	14,280	7,183	27,085	13,276
Total revenues	44,483	25,949	81,674	46,588
Cost of revenues
License	92	423	221	559
Maintenance and services	4,553	2,550	8,689	4,418
Total cost of revenues	4,645	2,973	8,910	4,977
Gross profit	39,838	22,976	72,764	41,611
Operating expenses
Research and development	9,391	5,414	17,494	9,752
Sales and marketing	27,740	16,390	51,906	29,158
General and administrative	7,247	4,446	14,093	7,738
Total operating expenses	44,378	26,250	83,493	46,648
Operating loss	(4,540)	(3,274)	(10,729)	(5,037)
Other income (expense), net
Interest income (expense), net	101	(33)	84	(43)
Change in fair value of preferred stock warrants	—	(603)	(14,087)	(1,076)
Total other income (expense), net	101	(636)	(14,003)	(1,119)
Loss before income taxes	(4,439)	(3,910)	(24,732)	(6,156)
Provision for income taxes	136	—	313	—
Net loss	$(4,575)	$(3,910)	$(25,045)	$(6,156)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(as % of revenues)
Condensed Consolidated Statement of Operations Data:
Revenues
License	67.9%	72.3%	66.8%	71.5%
Maintenance and services	32.1	27.7	33.2	28.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues
License(1)	0.3	2.3	0.4	1.7
Maintenance and services(1)	31.9	35.5	32.1	33.3
Total cost of revenues	10.4	11.5	10.9	10.7
Gross profit	89.6	88.5	89.1	89.3
Operating expenses
Research and development	21.1	20.9	21.4	20.9
Sales and marketing	62.4	63.2	63.6	62.6
General and administrative	16.3	17.1	17.3	16.6
Total operating expenses	99.8	101.2	102.3	100.1
Operating loss	(10.2)	(12.7)	(13.2)	(10.8)
Other income (expense), net
Interest income (expense), net	0.2	(0.1)	0.1	(0.1)
Change in fair value of preferred stock warrants	—	(2.3)	(17.2)	(2.3)
Total other income (expense), net	0.2	(2.4)	(17.1)	(2.4)
Loss before income taxes	(10.0)	(15.1)	(30.3)	(13.2)
Provision for income taxes	0.3	—	0.4	—
Net loss	(10.3)%	(15.1)%	(30.7)%	(13.2)%

(1)                                 Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended July 31, 2012 and 2011

Revenues

	Three Months Ended July 31,
	2012	2011	% Change
	($ amounts in thousands)
Revenues
License	$30,203	$18,766	60.9%
Maintenance and services	14,280	7,183	98.8%
Total revenues	$44,483	$25,949	71.4%
Percentage of revenues
License	67.9%	72.3%
Maintenance and services	32.1	27.7
Total	100.0%	100.0%

Total revenues increased $18.5 million primarily due to growth in license revenues. The increase in license revenues was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 98 and 65 orders greater than $100,000 for the three months ended July 31, 2012 and 2011, respectively. Our total number of customers increased from approximately 2,900 at July 31, 2011 to approximately 4,400 at July 31, 2012. The increase in maintenance and services revenues was due to increases in sales of maintenance agreements resulting from the growth of our installed customer base as well as sales of our professional services.

Cost of Revenues and Gross Margin

	Three Months Ended July 31,
	2012	2011	% Change
	($ amounts in thousands)
Cost of revenues
License	$92	$423	(78.3)%
Maintenance and services	4,553	2,550	78.5%
Total cost of revenues	$4,645	$2,973	56.2%
Gross margin
License	99.7%	97.7%
Maintenance and services	68.1%	64.5%
Total gross margin	89.6%	88.5%

Total cost of revenues increased $1.7 million primarily due to the increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues of $2.0 million was primarily related to an increase of $1.1 million in salaries and benefits expense due to increased headcount, $0.6 million related to an increase in contractors providing professional services and $0.2 million related to facilities and other overhead costs. Total gross margin increased mainly as a result of an increase in the maintenance and services gross margin due to increased leverage in our support organization.

Operating Expenses

	Three Months Ended July 31,
	2012	2011	% Change
	($ amounts in thousands)
Operating expenses
Research and development	$9,391	$5,414	73.5%
Sales and marketing	27,740	16,390	69.2%
General and administrative	7,247	4,446	63.0%
Total operating expenses	$44,378	$26,250	69.1%
Percentage of revenues
Research and development	21.1%	20.9%
Sales and marketing	62.4	63.2
General and administrative	16.3	17.1
Total	99.8%	101.2%
Includes stock-based compensation expense of:
Research and development	$1,267	$181
Sales and marketing	1,505	245
General and administrative	827	263
Total stock-based compensation expense	$3,599	$689

Research and development expense.  Research and development expense increased $4.0 million primarily due to a $3.4 million increase in salaries and benefits, which includes a $1.1 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our product. We also had an increase of $0.6 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $11.4 million primarily related to a $7.5 million increase in salaries and benefits, which includes a $1.3 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization, as well as commissions on increased customer orders. We also had an increase in sales and marketing related expenses of $1.7 million, primarily as a result of an increase in marketing events and advertising. Additionally, we experienced increases in overhead costs of $1.1 million and travel expenses of $0.6 million due to increased headcount.

General and administrative expense.  General and administrative expense increased $2.8 million primarily due to an increase of $2.7 million related to salaries and benefits, which includes a $0.6 million increase in stock compensation expense, driven by an increase in headcount for accounting and legal activities in connection with operating as a public company.

Other Income (Expense), net

	Three Months Ended July 31,
	2012	2011
	(in thousands)
Other income (expense), net	$101	$(636)

Other income (expense), net reflects a net decrease in expense of $0.7 million due to the absence of any warrant re-measurement expense, as we recorded the final revaluation of our preferred stock warrants during the three months ended April 30, 2012, in conjunction with the completion of our IPO.

Provision for Income Taxes

	Three Months Ended July 31,
	2012	2011
	(in thousands)
Provision for income taxes	$136	$—

For the three months ended July 31, 2012, we recorded income taxes that were principally attributable to state and foreign taxes. We did not record an income tax provision for the three months ended July 31, 2011. The increase in tax expense is primarily due to increases in our foreign operations and state taxes.

Comparison of the Six Months Ended July 31, 2012 and 2011

Revenues

	Six Months Ended July 31,
	2012	2011	% Change
	($ amounts in thousands)
Revenues
License	$54,589	$33,312	63.9%
Maintenance and services	27,085	13,276	104.0%
Total revenues	$81,674	$46,588	75.3%
Percentage of revenues
License	66.8%	71.5%
Maintenance and services	33.2	28.5
Total	100.0%	100.0%

Total revenues increased $35.1 million primarily due to growth in license revenues. The increase in license revenues was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 171 and 111 orders greater than $100,000 for the six months ended July 31, 2012 and 2011, respectively. Our total number of customers increased from approximately 2,900 at July 31, 2011 to approximately 4,400 at July 31, 2012. The increase in maintenance and services revenues was due to increases in sales of maintenance agreements resulting from the growth of our installed customer base as well as sales of our professional services.

Cost of Revenues and Gross Margin

	Six Months Ended July 31,
	2012	2011	% Change
	($ amounts in thousands)
Cost of revenues
License	$221	$559	(60.5)%
Maintenance and services	8,689	4,418	96.7%
Total cost of revenues	$8,910	$4,977	79.0%
Gross margin
License	99.6%	98.3%
Maintenance and services	67.9%	66.7%
Total gross margin	89.1%	89.3%

Total cost of revenues increased $3.9 million due to the increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues of $4.3 million was primarily related to an increase of $1.8 million in salaries and benefits expense due to increased headcount, $1.7 million related to an increase in contractors providing professional services and $0.5 million related to facilities and other overhead costs. Total gross margin remained relatively flat despite a minor increase in both license and maintenance and services gross margin due to the change in revenue mix, with maintenance and services revenue representing a higher percentage of total revenues.

Operating Expenses

	Six Months Ended July 31,
	2012	2011	% Change
	($ amounts in thousands)
Operating expenses
Research and development	$17,494	$9,752	79.4%
Sales and marketing	51,906	29,158	78.0%
General and administrative	14,093	7,738	82.1%
Total operating expenses	$83,493	$46,648	79.0%
Percentage of revenues
Research and development	21.4%	20.9%
Sales and marketing	63.6	62.6
General and administrative	17.3	16.6
Total	102.3%	100.1%
Includes stock-based compensation expense of:
Research and development	$2,162	$302
Sales and marketing	2,363	424
General and administrative	1,638	454
Total stock-based compensation expense	$6,163	$1,180

Research and development expense.  Research and development expense increased $7.7 million primarily due to a $6.5 million increase in salaries and benefits, which includes an increase of $1.9 million of stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our product. We also had an increase of $1.2 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $22.7 million primarily related to a $13.6 million increase in salaries and benefits, which includes an increase of $1.9 million of stock-based compensation expense, as we increased headcount to expand our field sales organization, as well as commissions on increased customer orders. We also had an increase in sales and marketing related expenses of $3.6 million, primarily as a result of an increase in marketing events and advertising, and our annual sales kickoff. Additionally, we experienced increases in overhead costs of $3.9 million and travel expenses of $1.1 million due to increased headcount.

General and administrative expense.  General and administrative expense increased $6.4 million of which $5.3 million was primarily due to an increase in salaries and benefits, which includes an increase of $1.2 million of stock compensation expense. We also had a net increase of $1.1 million primarily related to accounting and legal activities in connection with becoming and operating as a public company.

Other Income (Expense), net

	Six Months Ended July 31,
	2012	2011
	(in thousands)
Other income (expense), net	$(14,003)	$(1,119)

Other income (expense), net reflects a net increase in expense of $12.9 million primarily due to the expense associated with the change in fair value of our preferred stock warrants upon the closing of our IPO in the first quarter of fiscal 2013.

Provision for Income Taxes

	Six Months Ended July 31,
	2012	2011
	(in thousands)
Provision for income taxes	$313	$—

For the six months ended July 31, 2012, we recorded income taxes that were principally attributable to state and foreign taxes. We did not record an income tax provision for the six months ended July 31, 2011. The increase in tax expense is primarily due to increases in our foreign operations and state taxes.

Liquidity and Capital Resources

	July 31, 2012	January 31, 2012
	(in thousands)
Cash and cash equivalents	$268,278	$31,599

	Six Months Ended July 31,
	2012	2011
	(in thousands)
Cash provided by (used in) operating activities	$15,392	$(2,086)
Cash used in investing activities	(3,474)	(3,910)
Cash provided by financing activities	224,761	4,042
Net increase (decrease) in cash and cash equivalents	$236,679	$(1,954)

Since fiscal 2010 we have funded our operations primarily through cash generated from operations. At July 31, 2012, our cash and cash equivalents of $268.3 million were held for working capital purposes, a majority of which was invested in money market funds. We intend to increase our capital expenditures for the remainder of fiscal 2013, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

In the six months ended July 31, 2012, cash inflows from our operating activities were $15.4 million, which reflects our net loss of $25.0 million, adjusted by non-cash charges of $22.8 million, consisting primarily of $14.1 million for the change in the fair value of the preferred stock warrants, $6.5 million for stock-based compensation, and $2.1 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $15.0 million increase in deferred revenue, a $0.8 million decrease in accounts receivable due to increased collections, a $0.3 million increase in accounts payable, $2.6 million increase in accrued payroll and compensation and a $0.2 million increase in accrued expenses and other liabilities. These cash inflows were offset by cash outflows of $1.2 million related to an increase in prepaid expenses and other current assets.

In the six months ended July 31, 2011, we used $2.1 million of cash for our operating activities, which reflects our net loss of $6.2 million, adjusted by non-cash charges of $3.1 million consisting primarily of $1.2 million for stock-based compensation, $1.1 million for the change in valuation of preferred stock warrants and $0.8 million for depreciation and amortization. Cash outflows included a $8.1 million increase in accounts receivable associated with increased sales, and a $2.6 million increase in prepaid expenses and other current assets. These outflows were partially offset by cash inflows from an increase of $8.0 million in deferred revenue, a $1.8 million increase in accounts payable, a $1.3 million increase in accrued expenses and other liabilities, and a $0.6 million increase in accrued payroll and compensation.

Investing Activities

In the six months ended July 31, 2012, cash used in investing activities of $3.5 million was primarily attributable to $2.3 million of capital expenditures for technology and hardware to support the growth of our business, and $1.2 million of capitalized software development costs associated with the development of Splunk Storm.

In the six months ended July 31, 2011, cash used in investing activities of $3.9 million was primarily attributable to capital expenditures for technology and software to support our corporate infrastructure.

Financing Activities

In the six months ended July 31, 2012, cash provided by financing activities of $224.8 million consisted primarily of initial public offering proceeds of $225.2 million, net of paid underwriter discount and issuance costs, and $1.8 million from exercises of stock options, partially offset by $2.3 million related to the repayment of the term loan.

In the six months ended July 31 2011, cash provided by financing activities of $4.0 million consisted primarily of $3.0 million of proceeds from the term loan, $1.4 million from exercises of stock options, offset by $0.2 million related to the repayment of the term loan.

Loan and Security Agreement

In May 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was most recently amended in August 2012. As amended, the agreement includes a revolving line of credit facility as described below. The agreement contains financial covenants and other customary affirmative and negative covenants. As part of the agreement, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets.

We are able to borrow up to $10.0 million under the revolving line of credit facility, subject to a borrowing base determined on eligible accounts receivable and subject to a total maximum outstanding of $10.0 million. As of July 31, 2012, we had no balance outstanding on the revolving line of credit. Interest on any drawdown under the revolving line of credit accrues at the prime rate (3.25% in July 2012).

Contractual Payment Obligations

The following summarizes our contractual commitments and obligations as of July 31, 2012:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Operating lease obligations	$5,436	$3,405	$1,765	$266	$—

Off-Balance Sheet Arrangements

During the six months ended July 31, 2012 and 2011, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Indemnification Arrangements

During the ordinary course of business, we may indemnify, hold harmless and agree to reimburse for losses suffered or incurred, our customers and their affiliates for certain intellectual property infringement and other claims by third parties with respect to our products and services and in connection with our commercial end-user license arrangements.

As permitted under Delaware law, we have entered into indemnification agreements with our officers and directors, indemnifying them for certain events or occurrences while they serve as officers or directors of the company.

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at July 31, 2012.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus, filed with the SEC on July 20, 2012 pursuant to Rule 424(b) under the Securities Act of 1933.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, primarily changes in interest rates.

Interest Rate Risk

We had cash and cash equivalents of $268.3 million as of July 31, 2012. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. During the three and six months ended July 31, 2012 and 2011, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate. As of July 31, 2012, the term loan facility was paid in full.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

If we fail to address the risks and difficulties we face, including those described elsewhere in this “Risk Factors” section, our business will be adversely affected and our business operations and financial results will suffer.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of July 31, 2012, approximately 40% of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception, including net losses of $4.5 million and $25.0 million in the three and six months ended July 31, 2012, respectively. As a result, we had an accumulated deficit of $79.1 million at July 31, 2012. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications, or apps, for our software. In addition, as we grow as a newly public company, we have and will continue to incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our software licenses, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis, could cause the value of our common stock to decline.

Because we derive substantially all of our revenues and cash flows from sales of licenses of one software product, failure of this product to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition and growth prospects.

We derive and expect to continue to derive substantially all of our revenues and cash flows from sales of licenses of our Splunk Enterprise product. As such, the market acceptance of our software is critical to our continued success. Demand for licenses to our software is affected by a number of factors beyond our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market. In addition, users of software that provides operational intelligence may seek a cloud-based service and until August 2012, we did not offer a cloud-based service on a commercial basis. We expect the proliferation of machine data to lead to an increase in the data analysis demands of our customers, and our software may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business operations, financial results and growth prospects will be materially and adversely affected.

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

We continue to be substantially dependent on our sales force to obtain new customers and to drive additional use cases among our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales force is new to the company and our product. Our growth creates additional challenges and risks with respect to attracting, integrating and retaining qualified employees, particularly sales personnel. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

Our sales cycle is long and unpredictable, particularly with respect to large customers, and our sales efforts require considerable time and expense.

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our software licensing offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers and conversions of users that have downloaded the trial version of our software into paying customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, we will make a sale with a potential customer or if a user that has downloaded the trial version of our software will upgrade to the paid version of our software license. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenue from that transaction is delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term, our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline.

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

During the three and six months ended July 31, 2012, we derived 20% of our revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries across Europe and Asia. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on resellers for non-U.S. sales. Our ability to convince customers to expand their use of our software or renew their maintenance agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our software and services and could have a material adverse effect on our business operations and financial results.

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

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. While we are taking precautions to prevent our products and services from being shipped to U.S. sanctions targets, we believe that certain of our products that are available at no cost have been downloaded by persons in countries that are the subject of U.S. embargoes. These free downloads were likely made in violation of U.S. export control and sanctions laws. However, we cannot state with certainty that these downloads constituted a violation of the relevant laws because the regulatory agencies that administer and enforce the applicable regulations are responsible for determining whether a violation of the regulations has occurred. In March 2012, we filed our Final Voluntary Self Disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”), and the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), concerning these potential violations. On July 3, 2012, OFAC notified us that it had completed its review of these matters and closed its review with the issuance of a Cautionary Letter.  No monetary penalties were assessed.  At this time, BIS has not completed its review of these matters.

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

If we are found to be in violation of U.S. sanctions or export control laws, it could result in fines or penalties for us and for individuals, including civil penalties of up to $250,000 or twice the value of the transaction, whichever is greater, per violation, and in the event of conviction for a criminal violation, fines of up to $1 million and possible incarceration for responsible employees and managers for willful and knowing violations. We cannot predict when BIS will complete its review or what enforcement action, if any, it will take.

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

We employ a unique pricing model, which subjects us to various pricing and licensing challenges that could make it difficult for us to derive expected value from our customers.

We charge our customers for their use of our software based on their estimated daily indexing capacity. As the amount of machine data within our customers’ organizations grows, we may face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing model may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing model, which would cause us to lose business or modify our pricing model, both of which could advesely affect our revenues and operating margins. Furthermore, while our software can measure and limit customer usage, such limitations may be improperly circumvented or otherwise bypassed by certain users. Similarly, we provide our customers with an encrypted key for enabling their use of our software. There is no guaranty that users of our software will abide by the terms of these encrypted keys. If this occurs, we may not be able to capture the full value for the use of our software. Our enterprise license is meant for our customers’ internal use only. If customers improperly make our software available to their customers, for example, through a cloud or managed service offering, it may cannibalize our end user sales or commoditize our software in the market. Additionally, if a customer that has received a volume discount from us offers our software to its end customers, we may experience price erosion and be unable to capture the appropriate value from those end customers.

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

If customers demand our software provide full functionality similar to our Splunk Enterprise product via a “Software-as-a-Service” business model, our business could be adversely affected.

Software-as-a-Service, or SaaS, is a model of software deployment in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. While we do not currently offer a commercial version of our Splunk Enterprise product through a SaaS model, we recently released Splunk Storm, our cloud-based service that provides a subset of our software’s capabilities but is tailored for supporting machine data processing in the cloud. An exclusive SaaS business model can require a vendor to undertake substantial capital investments and develop related sales and support resources and personnel. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a SaaS model. If customers were to require that we provide our Splunk Enterprise product via a SaaS deployment, we would need to direct a significant portion of our capital investments to implement this alternative business model, which would negatively affect our gross margins. Even if we make these investments, we may be unsuccessful in implementing a SaaS business model for our Splunk Enterprise product. Moreover, sales of Splunk Storm or a potential future SaaS offering could cannibalize sales of our Splunk Enterprise software licenses. In addition, the change to a SaaS model would result in changes in the manner in which we recognize revenues. Changes in revenue recognition would affect our operating results and could have an adverse effect on our business operations and financial results.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the U.S. and other jurisdictions outside of the U.S. so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. However, defending our intellectual property rights might entail significant expenses. Any of our patent rights, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. As of July 31, 2012, we had two issued U.S. patents covering our machine data technology. We also had three provisional patent application pending and ten utility patent applications pending for examination in the United States. Finally, we also had eight utility patent applications pending for examination in non-U.S. jurisdictions, and seven pending Patent Cooperation Treaty utility patent applications, all of which are counterparts of our U.S. utility patent applications. Our issued patents, and any patents issued in the future, may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are complex and often uncertain.

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

Our software involves the storage and transmission of data, and security breaches could result in the loss of this information, litigation, indemnity obligations and other liability. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of Splunk Storm, our cloud-based service, we do not have the ability to monitor or review the content that customers of Splunk Enterprise store, and therefore, we have no direct control over the substance of that content. Therefore, if customers use our software for the transmission or storage of personally identifiable information and our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect to not renew their subscriptions, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our financial results.

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

Our stock price has been volatile, may continue to be volatile and may decline regardless of our financial performance.

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

In addition, the stock markets, and in particular the market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the financial performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of July 31, 2012, we had outstanding approximately 97 million shares of our common stock. Of this amount, approximately 68 million shares were restricted as of July 31, 2012, as a result of market stand-off and lock-up agreements.

In addition, as of July 31, 2012, holders of approximately 57 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Substantially all of these shares are subject to lock-up agreements restricting their sale for 180 days after our initial public offering, subject to potential extension in the event we release earnings results or a material event relating to us occurs near the end of the lock-up period. In addition, stockholders who sold shares in our follow-on offering have agreed to extend these sale restrictions on a portion of their shares for an additional period ending 180 days after the date of that offering, subject to potential extension in the event we release earnings results or a material event relating to us occurs near the end of that lock-up period. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to existing market stand-off and/or lock-up agreements. Morgan Stanley & Co. LLC may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to the 180-day contractual lock-ups to sell shares prior to the expiration of the lock-up agreements. The 180-day lock-up periods are subject to extension in some circumstances.

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

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any July 31 before that time, our revenues exceed $1 billion, or we issue more than $1 billion in non-convertible debt in a three year period, we would cease to be an “emerging growth company” as of the following January 31.

As a result of disclosure of information as a public company, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business operations and financial results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business operations and financial results. These factors could also make it more difficult for us to attract and retain qualified employees, executive officers and members of our board of directors.

We are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes—Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our fiscal 2014, the first fiscal year beginning after the fiscal year of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting and after we cease to be an “emerging growth company” a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

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

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any July 31 before that time, our revenues exceed $1 billion, or we issue more than $1 billion in non-convertible debt in a three year period, we would cease to be an “emerging growth company” as of the following January 31.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

As of July 31, 2012, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 56% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may adversely affect the market price of our common stock by:

•                  delaying, deferring or preventing a change in control of the company;

•                  impeding a merger, consolidation, takeover or other business combination involving us; or

•                  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

a) Use of Proceeds from Public Offering of Common Stock

On April 24, 2012, we closed our initial public offering of 15,525,000 shares of common stock, which included 14,532,278 shares of common stock sold by us (inclusive of 2,025,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 992,722 shares of common stock sold by the selling stockholders. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-178988), which was declared effective by the SEC on April 18, 2012. Morgan Stanley, Credit Suisse, J.P. Morgan, BofA Merrill Lynch, UBS Investment Bank, Pacific Crest Securities and Cowen and Company acted as the underwriters. The public offering price of the shares sold in the offering was $17.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to us were $247.2 million. After deducting underwriting discounts and commissions of $17.3 million and offering expenses payable by us of $4.6 million, we received approximately $225.2 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final IPO prospectus filed with the SEC on April 20, 2012 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

Item 6.         Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2012

SPLUNK INC.

By:	/s/ David F. Conte
David F. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT
INDEX

Exhibit Number	Description

10.1

Amendment to Loan and Security Agreement, dated as of June 26, 2012, between Silicon Valley Bank and the Registrant. (incorporated by reference to Exhibit 10.9 filed with the Registrant’s Registration Statement on Form S-1 filed on June 27, 2012).

10.2	Fourth Amendment to Loan and Security Agreement, dated as of August 29, 2012, between Silicon Valley Bank and the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

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