Form 10-Q
period 2012-10-31
SPLUNK INC
filed 2012-12-13
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

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

There were 98,614,774 shares of the registrant’s Common Stock issued and outstanding as of December 10, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Splunk Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 31, 2012	January 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$273,324	$31,599
Accounts receivable, net	40,178	34,495
Prepaid expenses and other current assets	5,694	4,261
Total current assets	319,196	70,355

Restricted cash	—	514
Property and equipment, net	10,758	8,919
Other assets	281	2,435
Total assets	$330,235	$82,223

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,195	$1,455
Accrued payroll and compensation	25,715	16,142
Accrued expenses and other liabilities	4,672	7,711
Deferred revenue, current portion	61,964	42,923
Term debt, current portion	—	982
Total current liabilities	93,546	69,213

Deferred revenue, non-current	12,002	9,742
Preferred stock warrant liability	—	2,133
Other liabilities, non-current	322	561
Term debt, non-current	—	1,307
Total non-current liabilities	12,324	13,743
Total liabilities	105,870	82,956

Commitments and contingencies (Note 4)

Convertible preferred stock
Convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at October 31, 2012, and 57,904,560 shares authorized with 56,930,194 shares issued and outstanding at January 31, 2012	—	40,913
Stockholders’ equity (deficit):
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at October 31, 2012; and no shares authorized, issued or outstanding at January 31, 2012	—	—
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 96,925,524 shares issued and outstanding at October 31, 2012, and 106,511,960 shares authorized with 23,092,407 shares issued and outstanding at January 31, 2012	97	23
Accumulated other comprehensive loss	(15)	(24)
Additional paid-in capital	308,820	12,373
Accumulated deficit	(84,537)	(54,018)
Total stockholders’ equity (deficit)	224,365	(41,646)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$330,235	$82,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Revenues
License	$34,557	$22,182	$89,146	$55,494
Maintenance and services	17,488	8,991	44,573	22,267
Total revenues	52,045	31,173	133,719	77,761
Cost of revenues (1)
License	62	153	283	712
Maintenance and services	5,817	3,040	14,506	7,458
Total cost of revenues	5,879	3,193	14,789	8,170
Gross profit	46,166	27,980	118,930	69,591

Operating expenses (1)
Research and development	11,074	6,475	28,568	16,227
Sales and marketing	32,847	19,179	84,753	48,337
General and administrative	7,625	5,370	21,718	13,108
Total operating expenses	51,546	31,024	135,039	77,672
Operating loss	(5,380)	(3,044)	(16,109)	(8,081)

Other income (expense), net
Interest income (expense), net	31	(27)	115	(70)
Change in fair value of preferred stock warrants	—	(439)	(14,087)	(1,515)
Total other income (expense), net	31	(466)	(13,972)	(1,585)
Loss before income taxes	(5,349)	(3,510)	(30,081)	(9,666)
Provision for income taxes	125	50	438	50
Net loss	$(5,474)	$(3,560)	$(30,519)	$(9,716)

Net loss per share:
Basic and diluted	$(0.06)	$(0.17)	$(0.41)	$(0.48)
Weighted-average shares outstanding:
Basic and diluted	96,671	21,220	73,951	20,069

(1)      Amounts include stock-based compensation expense, as follows:

Cost of revenues	$322	$37	$697	$83
Research and development	1,560	229	3,722	531
Sales and marketing	2,093	405	4,456	829
General and administrative	710	370	2,348	824

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net loss	$(5,474)	$(3,560)	$(30,519)	$(9,716)
Other comprehensive gain (loss):
Foreign currency translation adjustments	21	(26)	9	(26)
Comprehensive loss	$(5,453)	$(3,586)	$(30,510)	$(9,742)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2012	2011
Cash flows from operating activities
Net loss	$(30,519)	$(9,716)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,357	1,429
Change in fair value of preferred stock warrants	14,087	1,515
Stock-based compensation expense	11,223	2,267
Changes in operating assets and liabilities
Accounts receivable, net	(5,683)	(7,379)
Prepaid expenses, other current and non-current assets	(1,280)	(2,230)
Accounts payable	(268)	(289)
Accrued compensation	9,573	2,749
Accrued expenses and other liabilities	81	2,006
Deferred revenue	21,301	14,263
Net cash provided by operating activities	21,872	4,615

Cash flows from investing activities
Change in restricted cash	514	—
Purchases of property and equipment	(5,720)	(6,096)
Net cash used in investing activities	(5,206)	(6,096)

Cash flows from financing activities
Payments of financing obligation under sale leaseback	—	(142)
Repayments of term debt	(2,289)	(475)
Proceeds from term debt	—	3,000
Proceeds from initial public offering, net of offering costs	225,225	—
Proceeds from early exercise of employee stock options	—	735
Proceeds from exercise of stock options	2,123	1,623
Net cash provided by financing activities	225,059	4,741
Net increase in cash and cash equivalents	241,725	3,260

Cash and cash equivalents
Beginning of period	31,599	19,737
End of period	$273,324	$22,997

Supplemental disclosures
Cash paid for interest	$40	$75
Cash paid for income taxes	80	—
Non-cash investing and financing activities
Accrued purchases of property and equipment	60	124

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of October 31, 2012 and January 31, 2012 (in thousands):

	October 31, 2012				January 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$250,732	$—	$—	$250,732	$20,142	$—	$—	$20,142
Liabilities:
Preferred stock warrants	$—	$—	$—	$—	$—	$—	$(2,133)	$(2,133)

Reported as:
Assets:
Cash and cash equivalents				$250,732				$19,499
Prepaid expenses and other current assets				—				129
Restricted cash				—				514
Total				$250,732				$20,142

Liabilities:
Preferred stock warrant liability				$—				$(2,133)

Our investments in money market funds are measured at fair value on a recurring basis. Our money market funds are targeted to be priced and have a value of $1 net asset value per share. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments are classified as Level 1.

During the nine months ended October 31, 2012, we did not remeasure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, such as intangible assets, and property and equipment.

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

(3)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of
	October 31, 2012	January 31, 2012
Computer equipment and software	$15,454	$10,712
Furniture and fixtures	2,652	1,964
Leasehold improvements	1,669	1,903
	19,775	14,579
Less: accumulated depreciation and amortization	(9,017)	(5,660)
	$10,758	$8,919

Depreciation and amortization expense was $1.2 million and $0.6 million for the three months ended October 31, 2012 and 2011, respectively, and $3.4 million and $1.4 million for the nine months ended October 31, 2012 and 2011, respectively.

(4)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable operating leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $0.9 million and $0.8 million for the three months ended October 31, 2012 and 2011, respectively, and $2.6 million and $1.8 million for the nine months ended October 31, 2012 and 2011, respectively. Future minimum rental payments required under the operating lease agreements as of November 20, 2012 are as follows:

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Operating lease obligations	$45,585	$3,325	$13,442	$14,977	$13,841

*                 This amount includes $30.6 million of future minimum rental payments due to an amendment extending the lease of our headquarters in San Francisco, executed on November 20, 2012. In addition, we entered into a sublease agreement on November 16, 2012 for a portion of our office space in the United Kingdom, and the future sublease rental income of $2.8 million has been included as an offset to our future minimum rental payments.

Legal Proceedings

We are subject to certain routine legal proceedings, as well as demands and claims that arise in the normal course of our business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on our condensed consolidated results of operations, cash flows or financial position, nor is it possible to provide an estimated amount of any such loss. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows, or both, in a particular quarter.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at October 31, 2012.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

Export Contingency

Our products are subject to U.S. export controls that prohibit the shipment of certain products and services without the required export authorizations or export to countries, governments, and persons targeted by U.S. sanctions. While we have taken precautions to prevent our products and services from being exported in violation of these laws, in certain instances we shipped our encryption products prior to obtaining the required export authorizations and certain of our products that are available at no cost have been downloaded by persons in countries that are the subject of U.S. embargoes. These exports were likely made in violation of U.S. export control and sanction laws.  As a result, in March 2012, we filed Final Voluntary Self Disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”), and the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), concerning these potential violations. On July 3, 2012, OFAC notified us that it had completed its review of these matters and closed its review with the issuance of a Cautionary Letter, and on November 15, 2012, BIS notified us that it had completed its review of these matters and closed its review with the issuance of a Warning Letter.  No monetary penalties were assessed against the Company by either OFAC or BIS.

(5)  Debt Financing Facilities

In May 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was most recently amended in October 2012. As amended, the agreement includes a revolving line of credit facility as described below. The agreement contains financial covenants and other customary affirmative and negative covenants.  We were in compliance with all covenants as of October 31, 2012. As part of the agreement, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets.

We are able to borrow up to $10.0 million under the revolving line of credit facility, subject to a borrowing base determined on eligible accounts receivable and subject to a total maximum outstanding of $10.0 million. As of October 31, 2012, we had no balance outstanding on the revolving line of credit. Interest on any drawdown under the revolving line of credit accrues at the prime rate (3.25% in October 2012).

(6)  Common Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 1,000,000,000 shares of common stock, $0.001 par value per share. At October 31, 2012 and January 31, 2012, 96,925,524 shares and 23,092,407 shares of common stock were issued and outstanding, respectively.

Early Exercise of Employee Options

Stock options granted under our stock option plan provide certain employee option holders the right to exercise unvested options for shares of restricted common stock. Shares of restricted common stock, in the amounts of 103,240 and 411,318 at October 31, 2012 and January 31, 2012, respectively, were subject to a repurchase right held by us at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For early exercises of employee options, this repurchase right generally lapses as to 1/4th of the shares subject to the option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter.

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

We did not revalue the preferred stock warrants during the three months ended October 31, 2012. The following assumptions were used to estimate the value of the preferred stock warrants during the three months ended April 30, 2012 and the year ended January 31, 2012, respectively:

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

The following table summarizes the stock option and RSU award activity during the nine months ended October 31, 2012:

		Options Outstanding				RSUs Outstanding
	Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
					(in thousands)
Balances as of January 31, 2012	3,315,989	21,905,290	$1.92
Additional Shares Authorized	10,000,000
Options granted	(3,549,276)	3,549,276	13.24
RSUs granted	(401,724)					401,724
Options exercised		(2,308,582)	0.92
Options forfeited	955,819	(955,819)	3.23
RSUs forfeited	2,500					(2,500)
Balances as of October 31, 2012	10,323,308	22,190,165	3.77	7.81	$542,345	399,224
Vested and expected to vest		20,904,544	$3.65	7.75	$513,409	356,242
Exercisable as of October 31, 2012		10,281,417	$1.06	6.62	$277,245

(1)         The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of October 31, 2012.

No income tax benefit has been recognized relating to stock-based compensation expenses and no tax benefits have been realized from exercised stock options. At October 31, 2012, there was a total unrecognized compensation cost of $32.7 million related to these stock options, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.2 years. At October 31, 2012, there was a total unrecognized compensation cost of $11.5 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.74 years.

The total intrinsic value of options exercised during the nine months ended October 31, 2012 was $46.8 million. The weighted-average grant date fair value of options granted was $7.52 per share for the nine months ended October 31, 2012. The weighted-average grant date fair value of RSUs granted was $34.60 per share for the nine months ended October 31, 2012.

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

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock-based awards, employee stock purchases and restricted stock units was allocated as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2012	2011	2012	2011

Cost of revenues	$322	$37	$697	$83
Research and development	1,560	229	3,722	531
Sales and marketing	2,093	405	4,456	829
General and administrative	710	307	2,348	824
Total stock-based compensation expense	$4,685	$1,041	$11,223	$2,267

Valuation Assumptions

We estimated the fair values of each option awarded on the date of grant using the Black-Scholes option pricing model utilizing the assumptions noted below. The expected term of the options is based on the average period the stock options are expected to remain outstanding calculated as the midpoint of the options’ vesting terms and contractual expiration periods, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for our stock was determined by examining the historical volatilities of a group of our industry peers as we do not have sufficient trading history of our common stock. The risk-free interest rate was calculated using the average of the published interest rates U.S. Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero as we do not have any history of, nor plans to make, dividend payments.

The following assumptions were used to estimate the fair value of options granted to employees:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Expected volatility	50.0-50.1%	49.2-49.7%	50.0-50.5%	48.4-56.5%
Risk-free rate	0.85-0.89%	1.21-1.39%	0.85-1.41%	1.21-2.47%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	5.96-6.13	5.95-6.06	5.90-6.13	5.73-6.08

Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Forfeitures were estimated based on historical experience.

The following assumptions were used to estimate the fair value of nonemployee options:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Expected volatility	49.2-52.8%	55.6-60.4%	49.2-57.9%	55.6-64.9%
Risk-free rate	1.27-1.71%	1.80-2.17%	1.22-2.19%	1.80-3.41%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	8.31-9.94	9.23-9.96	8.31-9.97	9.23-9.96

The following assumptions were used to estimate the fair value of the ESPP:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Expected volatility	48.3-49.1%	—	48.3-49.1%	—
Risk-free rate	0.14-0.19%	—	0.14-0.19%	—
Dividend yield	0.0%	—	0.0%	—
Expected term (in years)	0.67-1.16	—	0.67-1.16	—

(9)  Information About Revenues by Geographic Areas

Revenues by geography are based on the shipping address of the customer. The following tables present our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
United States	$41,989	$24,418	$107,580	$59,110
International	10,056	6,755	26,139	18,651
	$52,045	$31,173	$133,719	$77,761

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. No individual customer represented greater than 10% of total revenues during any of the periods presented. At October 31, 2012, no customer represented greater than 10% of total accounts receivable. At January 31, 2012, there was one customer that represented approximately 17% of total accounts receivable.

(10)  Income Taxes

For the three months ended October 31, 2012 and 2011, we recorded $0.1 million and $0 in income tax expense, respectively. For the nine months ended October 31, 2012 and 2011, we recorded $0.4 million and $0 in income tax expense, respectively. The increase was primarily due to the increase in taxable income in our international jurisdictions.

There were no material changes to our unrecognized tax benefits in the nine months ended October 31, 2012, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Numerator:
Net loss	$(5,474)	$(3,560)	$(30,519)	$(9,716)
Denominator:
Weighted-average common shares outstanding	96,786	21,544	74,210	20,308
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(115)	(324)	(259)	(239)
Weighted-average shares used to compute net loss per share, basic and diluted	96,671	21,220	73,951	20,069
Net loss per share, basic and diluted	$(0.06)	$(0.17)	$(0.41)	$(0.48)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of October 31,
	2012	2011
Shares subject to outstanding common stock options	22,190	19,430
Shares subject to outstanding RSUs	399	—
Series A convertible preferred stock	—	20,400
Series B convertible preferred stock	—	20,304
Series C convertible preferred stock	—	16,026
Employee stock purchase plan	623	—
Shares subject to common stock warrants	405	—
Shares subject to preferred stock warrants	—	670
Total	23,617	76,830

(12)  Related Party Transactions

Certain members of our Board serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours.  We believe the transactions between these companies and us were carried out on an arm’s-length basis on terms that are consistent with similar transactions with our other similarly situated customers or vendors. We recognized revenue from sales to these companies of $0.5 million and $0.1 million for the three months ended October 31, 2012 and 2011, respectively, and $1.4 million and $0.4 million for the nine months ended October 31, 2012 and 2011, respectively. We had $0.2 million and $1.2 million of accounts receivable from these companies as of October 31, 2012 and January 31, 2012, respectively. We also recorded $0.2 million and $0.2 million in expenses related to purchases from these companies during the three months ended October 31, 2012 and 2011, respectively, and $0.6 million and $0.4 million for the nine months ended October 31, 2012 and 2011, respectively. There were no accounts payable to these companies as of October 31, 2012 or January 31, 2012.

(13)  Subsequent Events

On November 20, 2012, we executed an amendment for the operating lease of our San Francisco headquarters and extended our lease commitment to early 2019. The additional future minimum rental payments amount to approximately $30.6 million.

On November 16, 2012, we entered into a noncancelable sublease agreement for a portion of our office space in the United Kingdom. Future minimum sublease rental payments amount to approximately $2.8 million, which will offset future minimum rental payments.

On November 1, 2012, a warrant to purchase 404,651 shares of common stock was exercised for cash proceeds of $631,256.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity; our future financial and operating results; investment strategy and growth strategy; sales and marketing strategy; management’s plans, beliefs and objectives for future operations; economic and industry trends or trend analysis; expectations about seasonality; revenue mix; use of non-GAAP financial measures; operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses; sufficiency of cash to meet cash needs for at least the next 12 months; exposure to interest rate changes; inflation; anticipated income tax rates; and capital expenditures, cash flows and liquidity.

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

On April 24, 2012, we closed our initial public offering (“IPO”) whereby 15,525,000 shares of common stock were sold to the public (inclusive of 2,025,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters and 992,722 shares of common stock sold by selling stockholders). The aggregate net proceeds from the offering were $225.2 million, net of underwriting discounts and commissions and offering expenses payable by us. On July 25, 2012, we closed our follow-on offering, in which certain of our stockholders sold 11,744,064 shares of common stock to the public. The aggregate offering price for shares sold in the offering was approximately $320.2 million, net of underwriting discounts and commissions. On August 1, 2012, the underwriters exercised in full their option to purchase 1,761,609 additional shares of common stock from our selling stockholders. We did not receive any proceeds from the sale of shares in the follow-on offering.

For the three months ended October 31, 2012 and 2011, our revenues were $52.0 million and $31.2 million, respectively, representing year-over-year growth of approximately 67%. For the three months ended October 31, 2012, approximately 19% of our revenues were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of October 31, 2012, we had over 4,800 Splunk Enterprise customers, including a majority of the Fortune 100.

For the fiscal quarter ended October 31, 2012 and 2011, our GAAP operating loss was $5.4 million and $3.0 million, respectively, and our non-GAAP operating loss was $0.7 million and $2.0 million, respectively.

For the fiscal quarter ended October 31, 2012 and 2011, our GAAP net loss was $5.5 million and $3.6 million, respectively, and our non-GAAP net loss was $0.8 million and $2.1 million, respectively.

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

The following table reconciles GAAP operating loss to non-GAAP operating loss for the three and nine months ended October 31, 2012 and 2011 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
GAAP operating loss	$(5,380)	$(3,044)	$(16,109)	$(8,081)
Stock-based compensation expense	4,685	1,041	11,223	2,267
Non-GAAP operating loss	$(695)	$(2,003)	$(4,886)	$(5,814)

The following table reconciles GAAP operating margin to non-GAAP operating margin for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
GAAP operating margin	(10.3)%	(9.8)%	(12.0)%	(10.4)%
Stock-based compensation expense	9.0	3.3	8.4	2.9
Non-GAAP operating margin	(1.3)%	(6.5)%	(3.6)%	(7.5)%

The following table reconciles GAAP net loss to non-GAAP net loss for the three and nine months ended October 31, 2012 and 2011 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
GAAP net loss	$(5,474)	$(3,560)	$(30,519)	$(9,716)
Stock-based compensation expense	4,685	1,041	11,223	2,267
Change in fair value of preferred stock warrants	—	439	14,087	1,515
Non-GAAP net loss	$(789)	$(2,080)	$(5,209)	$(5,934)

The following table reconciles GAAP net loss per share to non-GAAP basic and diluted net loss per share for the three and nine months ended October 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
GAAP net loss per share	$(0.06)	$(0.17)	$(0.41)	$(0.48)
Stock-based compensation expense	0.05	0.05	0.15	0.11
Change in fair value of preferred stock warrants	—	0.02	0.19	0.07
Non-GAAP basic and diluted loss per share	$(0.01)	$(0.10)	$(0.07)	$(0.30)

Weighted-average shares used in computing Non-GAAP basic and diluted net loss per share	96,671	21,220	73,951	20,069

The following table reconciles our net cash provided by operating activities to free cash flow for the three and nine months ended October 31, 2012 and 2011 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net cash provided by operating activities	$6,480	$6,701	$21,872	$4,615
Less purchases of property and equipment	(2,246)	(2,186)	(5,720)	(6,096)
Free cash flow (non-GAAP)	4,234	4,515	16,152	(1,481)
Net cash used in investing activities	(1,732)	(2,186)	(5,206)	(6,096)
Net cash provided by financing activities	$298	$699	$225,059	$4,741

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

Professional services and training revenues as a percentage of total revenues were 9% and 7% for the three months ended October 31, 2012 and 2011, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

Cost of maintenance and services revenues.  Cost of maintenance and services revenues primarily consists of expenses relating to salaries, benefits, stock-based compensation for our maintenance and services organization, allocated overhead for depreciation of equipment, facilities and IT, and costs associated with delivering our cloud-based service offering. We recognize expenses related to our maintenance and services organization as they are incurred.

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

Other Income (Expense), net

Other income (expense), net consists primarily of the changes in the fair value of preferred stock warrants, interest expense on outstanding debt, and interest income on our cash and cash equivalents balances.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Revenues
License	$34,557	$22,182	$89,146	$55,494
Maintenance and services	17,488	8,991	44,573	22,267
Total revenues	52,045	31,173	133,719	77,761
Cost of revenues
License	62	153	283	712
Maintenance and services	5,817	3,040	14,506	7,458
Total cost of revenues	5,879	3,193	14,789	8,170
Gross profit	46,166	27,980	118,930	69,591
Operating expenses
Research and development	11,074	6,475	28,568	16,227
Sales and marketing	32,847	19,179	84,753	48,337
General and administrative	7,625	5,370	21,718	13,108
Total operating expenses	51,546	31,024	135,039	77,672
Operating loss	(5,380)	(3,044)	(16,109)	(8,081)
Other income (expense), net
Interest income (expense), net	31	(27)	115	(70)
Change in fair value of preferred stock warrants	—	(439)	(14,087)	(1,515)
Total other income (expense), net	31	(466)	(13,972)	(1,585)
Loss before income taxes	(5,349)	(3,510)	(30,081)	(9,666)
Provision for income taxes	125	50	438	50
Net loss	$(5,474)	$(3,560)	$(30,519)	$(9,716)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(as % of revenues)
Condensed Consolidated Statement of Operations Data:
Revenues
License	66.4%	71.2%	66.7%	71.4%
Maintenance and services	33.6	28.8	33.3	28.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues
License(1)	0.2	0.7	0.3	1.3
Maintenance and services(1)	33.3	33.8	32.5	33.5
Total cost of revenues	11.3	10.2	11.1	10.5
Gross profit	88.7	89.8	88.9	89.5
Operating expenses
Research and development	21.3	20.8	21.4	20.9
Sales and marketing	63.1	61.5	63.4	62.2
General and administrative	14.7	17.2	16.2	16.9
Total operating expenses	99.1	99.5	101.0	100.0
Operating loss	(10.4)	(9.7)	(12.1)	(10.5)
Other income (expense), net
Interest income (expense), net	0.1	(0.1)	0.1	(0.1)
Change in fair value of preferred stock warrants	—	(1.4)	(10.5)	(1.9)
Total other income (expense), net	0.1	(1.5)	(10.4)	(2.0)
Loss before income taxes	(10.3)	(11.2)	(22.5)	(12.5)
Provision for income taxes	0.2	0.2	0.3	0.1
Net loss	(10.5)%	(11.4)%	(22.8)%	(12.6)%

(1)                                 Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended October 31, 2012 and 2011

Revenues

	Three Months Ended October 31,
	2012	2011	% Change
	($ amounts in thousands)
Revenues
License	$34,557	$22,182	55.8%
Maintenance and services	17,488	8,991	94.5%
Total revenues	$52,045	$31,173	67.0%
Percentage of revenues
License	66.4%	71.2%
Maintenance and services	33.6	28.8
Total	100.0%	100.0%

Total revenues increased $20.9 million primarily due to growth in license revenues. The increase in license revenues was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 125 and 77 orders greater than $100,000 for the three months ended October 31, 2012 and 2011, respectively. Our total number of Splunk Enterprise customers increased from approximately 3,300 at October 31, 2011 to approximately 4,800 at October 31, 2012. The increase in maintenance and services revenues was due to increases in sales of maintenance agreements resulting from the growth of our installed customer base as well as sales of our professional services.

Cost of Revenues and Gross Margin

	Three Months Ended October 31,
	2012	2011	% Change
	($ amounts in thousands)
Cost of revenues
License	$62	$153	(59.5)%
Maintenance and services	5,817	3,040	91.3%
Total cost of revenues	$5,879	$3,193	84.1%
Gross margin
License	99.8%	99.3%
Maintenance and services	66.7%	66.2%
Total gross margin	88.7%	89.8%

Total cost of revenues increased $2.7 million due to the increase in cost of maintenance and services revenues offset by a decrease in the cost of license revenues. The increase in cost of maintenance and services revenues of $2.8 million was related to an increase of $1.2 million in salaries and benefits expense due to increased headcount, $0.7 million related to an increase in contractors providing professional services, and $0.6 million related to overhead costs. Total gross margin remained flat and in line with prior quarters.

Operating Expenses

	Three Months Ended October 31,
	2012	2011	% Change
	($ amounts in thousands)
Operating expenses
Research and development	$11,074	$6,475	71.0%
Sales and marketing	32,847	19,179	71.3%
General and administrative	7,625	5,370	42.0%
Total operating expenses	$51,546	$31,024	66.1%
Percentage of revenues
Research and development	21.3%	20.8%
Sales and marketing	63.1	61.5
General and administrative	14.7	17.2
Total	99.1%	99.5%
Includes stock-based compensation expense of:
Research and development	$1,560	$229
Sales and marketing	2,093	405
General and administrative	710	370
Total stock-based compensation expense	$4,363	$1,004

Research and development expense.  Research and development expense increased $4.6 million primarily due to a $4.0 million increase in salaries and benefits, which includes a $1.3 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products. We also had an increase of $0.5 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $13.7 million primarily due to a $8.9 million increase in salaries and benefits, which includes a $1.6 million increase in stock-based compensation expense as we increased headcount to expand our field sales organization, as well as commissions on increased customer orders. We also had an increase in sales and marketing related expenses of $2.9 million, primarily as a result of an increase in marketing events, our annual users’ conference and advertising. Additionally, we experienced increases in overhead costs of $1.2 million and travel expenses of $0.5 million due to increased headcount.

General and administrative expense.  General and administrative expense increased $2.3 million due to an increase of $2.3 million related to salaries and benefits, which includes a $0.5 million increase in stock compensation expense, driven by an increase in headcount for accounting and legal activities in connection with operating as a public company.

Other Income (Expense), net

	Three Months Ended October 31,
	2012	2011
	(in thousands)
Other income (expense), net	$31	$(466)

Other income (expense), net reflects a net decrease in expense of $0.5 million due to the absence of any warrant re-measurement expense, as we recorded the final revaluation of our preferred stock warrants during the three months ended April 30, 2012, in conjunction with the completion of our IPO.

Provision for Income Taxes

	Three Months Ended October 31,
	2012	2011
	(in thousands)
Provision for income taxes	$125	$50

For the three months ended October 31, 2012, we recorded income taxes that were principally attributable to foreign and state taxes. The increase in tax expense is primarily due to increased activity in our foreign operations.

Comparison of the Nine Months Ended October 31, 2012 and 2011

Revenues

	Nine Months Ended October 31,
	2012	2011	% Change
	($ amounts in thousands)
Revenues
License	$89,146	$55,494	60.6%
Maintenance and services	44,573	22,267	100.2%
Total revenues	$133,719	$77,761	72.0%
Percentage of revenues
License	66.7%	71.4%
Maintenance and services	33.3	28.6
Total	100.0%	100.0%

Total revenues increased $56.0 million primarily due to growth in license revenues. The increase in license revenues was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 296 and 188 orders greater than $100,000 for the nine months ended October 31, 2012 and 2011, respectively. Our total number of Splunk Enterprise customers increased from approximately 3,300 at October 31, 2011 to approximately 4,800 at October 31, 2012. The increase in maintenance and services revenues was due to increases in sales of maintenance agreements resulting from the growth of our installed customer base as well as sales of our professional services.

Cost of Revenues and Gross Margin

	Nine Months Ended October 31,
	2012	2011	% Change
	($ amounts in thousands)
Cost of revenues
License	$283	$712	(60.3)%
Maintenance and services	14,506	7,458	94.5%
Total cost of revenues	$14,789	$8,170	81.0%
Gross margin
License	99.7%	98.7%
Maintenance and services	67.5%	66.5%
Total gross margin	88.9%	89.5%

Total cost of revenues increased $6.6 million due to the increase in cost of maintenance and services revenues offset by a decrease in the cost of license revenues. The increase in cost of maintenance and services revenues of $7.0 million was primarily related to an increase of $3.0 million in salaries and benefits expense due to increased headcount, $2.4 million related to an increase in contractors providing professional services, and $0.6 million related to overhead costs. Total gross margin remained flat and in line with prior quarters.

Operating Expenses

	Nine Months Ended October 31,
	2012	2011	% Change
	($ amounts in thousands)
Operating expenses
Research and development	$28,568	$16,227	76.1%
Sales and marketing	84,753	48,337	75.3%
General and administrative	21,718	13,108	65.7%
Total operating expenses	$135,039	$77,672	73.9%
Percentage of revenues
Research and development	21.4%	20.9%
Sales and marketing	63.4	62.2
General and administrative	16.2	16.9
Total	101.0%	100.0%
Includes stock-based compensation expense of:
Research and development	$3,722	$531
Sales and marketing	4,456	829
General and administrative	2,348	824
Total stock-based compensation expense	$10,526	$2,184

Research and development expense.  Research and development expense increased $12.3 million primarily due to a $10.8 million increase in salaries and benefits, which includes an increase of $3.1 million of stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our product. We also had an increase of $1.6 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $36.4 million primarily related to a $22.7 million increase in salaries and benefits, which includes an increase of $3.5 million of stock-based compensation expense, as we increased headcount to expand our field sales organization, as well as commissions on increased customer orders. We also had an increase in sales and marketing related expenses of $6.6 million, primarily as a result of an increase in marketing events and advertising, our annual sales kickoff and our annual users’ conference. Additionally, we experienced increases in overhead costs of $5.1 million and travel expenses of $1.6 million due to increased headcount.

General and administrative expense.  General and administrative expense increased $8.6 million of which $7.8 million was primarily due to an increase in salaries and benefits, which includes an increase of $1.7 million of stock compensation expense. We also had a net increase of $0.8 million primarily related to accounting and legal activities in connection with becoming and operating as a public company.

Other Income (Expense), net

	Nine Months Ended October 31,
	2012	2011
	(in thousands)
Other income (expense), net	$(13,972)	$(1,585)

Other income (expense), net reflects a net increase in expense of $12.4 million primarily due to the expense associated with the change in fair value of our preferred stock warrants upon the closing of our IPO in the first quarter of fiscal 2013.

Provision for Income Taxes

	Nine Months Ended October 31,
	2012	2011
	(in thousands)
Provision for income taxes	$438	$50

For the nine months ended October 31, 2012, we recorded income taxes that were principally attributable to foreign and state taxes. The increase in tax expense is primarily due to increased activity in our foreign operations.

Liquidity and Capital Resources

	October 31, 2012	January 31, 2012
	(in thousands)
Cash and cash equivalents	$273,324	$31,599

	Nine Months Ended October 31,
	2012	2011
	(in thousands)
Cash provided by operating activities	$21,872	$4,615
Cash used in investing activities	(5,206)	(6,096)
Cash provided by financing activities	225,059	4,741
Net increase in cash and cash equivalents	$241,725	$3,260

Since fiscal 2010 we have funded our operations primarily through cash generated from operations. At October 31, 2012, our cash and cash equivalents of $273.3 million were held for working capital purposes, a majority of which was invested in money market funds. We intend to increase our capital expenditures for the remainder of fiscal 2013, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

In the nine months ended October 31, 2012, cash inflows from our operating activities were $21.9 million, which reflects our net loss of $30.5 million, adjusted by non-cash charges of $28.7 million, consisting primarily of $14.1 million for the change in the fair value of the preferred stock warrants, $11.2 million for stock-based compensation, and $3.4 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $21.3 million increase in deferred revenue and a $9.6 million increase in accrued payroll and compensation. These cash inflows were partially offset by an increase of $5.7 million in accounts receivable due to an increase in sales, a $1.3 million increase in prepaid expenses and other current assets, and a $0.3 million decrease in accounts payable.

For the nine months ended October 31, 2011, cash inflows from our operating activities were $4.6 million, which reflects our net loss of $9.7 million, adjusted by non-cash charges of $5.4 million consisting primarily of $2.3 million for stock-based compensation, $1.5 million for the change in valuation of preferred stock warrants and $1.4 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $14.3 million increase in deferred revenue, a $4.7 million increase in accrued payroll and compensation and accrued expenses and other liabilities, primarily due to increased headcount, partially offset by a $7.4 million increase in accounts receivable, due to increased sales, a $2.2 million increase in prepaid expenses and other current assets, and a $0.3 million decrease in accounts payable.

Investing Activities

In the nine months ended October 31, 2012, cash used in investing activities of $5.2 million was primarily attributable to $5.7 million of capital expenditures for technology and hardware to support the growth of our business, offset by cash inflows related to a $0.5 million decrease in restricted cash.

During the nine months ended October 31, 2011, cash used in investing activities of $6.1 million was primarily attributable to capital expenditures for technology hardware to support our growth during the period, as well as leasehold improvements on our corporate headquarters.

Financing Activities

In the nine months ended October 31, 2012, cash provided by financing activities of $225 million consisted primarily of initial public offering proceeds of $225.2 million, net of paid underwriter discount and issuance costs, and $2.1 million from exercises of stock options, partially offset by $2.3 million related to the repayment of a term loan.

In the nine months ended October 31, 2011, cash provided by financing activities of $4.7 million consisted primarily of $3.0 million of proceeds from a term loan, $2.3 million from exercises of stock options, offset by $0.5 million related to the repayment of a term loan.

Loan and Security Agreement

In May 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was most recently amended in October 2012. As amended, the agreement includes a revolving line of credit facility as described below. The agreement contains financial covenants and other customary affirmative and negative covenants. We were in compliance with all covenants as of October 31, 2012. As part of the agreement, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets.

We are able to borrow up to $10.0 million under the revolving line of credit facility, subject to a borrowing base determined on eligible accounts receivable and subject to a total maximum outstanding of $10.0 million. As of October 31, 2012, we had no balance outstanding on the revolving line of credit. Interest on any drawdown under the revolving line of credit accrues at the prime rate (3.25% in October 2012).

Contractual Payment Obligations

The following summarizes our contractual commitments and obligations as of November 20, 2012:

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Operating lease obligations	$45,585	$3,325	$13,442	$14,977	$13,841

*                 This amount includes $30.6 million of future minimum rental payments due to an amendment extending the lease of our headquarters in San Francisco, executed on November 20, 2012. In addition, we entered into a sublease agreement on November 16, 2012 for a portion of our office space in the United Kingdom, and the future sublease rental income of $2.8 million has been included as an offset to our future minimum rental payments.

Off-Balance Sheet Arrangements

During the nine months ended October 31, 2012 and 2011, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at October 31, 2012. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Interest Rate Risk

We had cash and cash equivalents of $273.3 million as of October 31, 2012. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. During the three and nine months ended October 31, 2012 and 2011, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate. As of October 31, 2012, the term loan facility was paid in full.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All of our revenues are generated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical condensed consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We believe our future success will depend in large part on the growth, if any, in the market for software that provides operational intelligence, particularly software designed to collect and index machine data. We market our software as a targeted solution for specific use cases and as an enterprise solution for machine data. In order to grow our business, we intend to expand the functionality of our product to increase its acceptance and use by the broader market. It is difficult to predict customer adoption and renewal rates, customer demand for our software licenses, the size and growth rate of this market, the entry of competitive products or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with such software licenses. If the market for our software licenses does not achieve widespread adoption or there is a reduction in demand for software in our market caused by a lack of customer acceptance, technological challenges, lack of accessible machine data, competing technologies and products, decreases in corporate or information technology spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early terminations, reduced renewal rates or decreased revenues, any of which would adversely affect our business operations and financial results. We believe that these are inherent risks and difficulties in this new and unproven market.

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

•                  continue to develop and expand adoption of our cloud-based service, Splunk Storm;

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

We may not be able to accurately predict our future revenues or results of operations. In particular, since the beginning of fiscal 2011, approximately two-thirds of the revenues we recognize each quarter has been attributable to sales made in that same quarter with the balance of the revenues being attributable to sales made in prior quarters in which the related revenues were not recognized upfront. As a result, our ability to forecast revenues on a quarterly or longer term basis is extremely limited. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are expected to be relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of October 31, 2012, approximately 40% of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception, including net losses of $5.5 million and $30.5 million in the three and nine months ended October 31, 2012, respectively. As a result, we had an accumulated deficit of $84.5 million at October 31, 2012. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications, or apps, for our software. In addition, as we grow as a newly public company, we have and will continue to incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our software licenses, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis, could cause the value of our common stock to decline.

Because we derive substantially all of our revenues and cash flows from sales of licenses of one software product, failure of this product to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition and growth prospects.

We derive and expect to continue to derive substantially all of our revenues and cash flows from sales of licenses of our Splunk Enterprise product. As such, the market acceptance of our software is critical to our continued success. Demand for licenses to our software is affected by a number of factors beyond our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market. In addition, users of software that provides operational intelligence may seek a cloud-based service and until August 2012, we did not offer a cloud-based service on a commercial basis and which currently represents a de minimis percentage of our overall revenue. We expect the proliferation of machine data to lead to an increase in the data analysis demands of our customers, and our software may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business operations, financial results and growth prospects will be materially and adversely affected.

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

•                  security, systems management and other IT vendors, including BMC Software, CA, Compuware, HP, IBM, Intel, Microsoft, Quest Software, Tibco and VMware;

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

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our software licensing offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers and conversions of users that have downloaded the trial version of our software into paying customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. In addition, the introduction of Splunk Storm, our cloud-based service, has generated interest from our customers who are also considering purchasing and deploying Splunk Enterprise, our on-premise solution. In some cases, our customers wish to consider both products, potentially further slowing our sales cycle. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, we will make a sale with a potential customer or if a user that has downloaded the trial version of our software will upgrade to the paid version of our software license. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenue from that transaction is delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term, our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline.

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

Our software is deployed in a wide variety of technology environments. Increasingly, our software has been deployed in large scale, complex technology environments, and we believe our future success will depend on our ability to increase sales of our software licenses for use in such deployments. We often must assist our customers in achieving successful implementations for large, complex deployments. If we or our customers are unable to implement our software successfully, or are unable to do so in a timely manner, customer perceptions of our company may be impaired, our reputation and brand may suffer, and customers may choose not to increase their use of our software. In addition, our software imposes server load and index storage requirements for implementation. If our customers do not have the server load capacity or the storage capacity required, they may not be able to effectively implement and use our software and, therefore, may not choose to increase their use of our software.

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

During the three and nine months ended October 31, 2012, we derived approximately 20% of our revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries across Europe and Asia. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on resellers for non-U.S. sales. Our ability to convince customers to expand their use of our software or renew their maintenance agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

Furthermore, our products are subject to U.S. export controls that prohibit the shipment of certain products and services without the required export authorizations or export to countries, governments, and persons targeted by U.S. sanctions. While we have taken precautions to prevent our products and services from being exported in violation of these laws, in certain instances we shipped our encryption products prior to obtaining the required export authorizations and certain of our products that are available at no cost have been downloaded by persons in countries that are the subject of U.S. embargoes. These exports were likely made in violation of U.S. export control and sanction laws.  As a result, in March 2012, we filed Final Voluntary Self Disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”), and the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), concerning these potential violations. On July 3, 2012, OFAC notified us that it had completed its review of these matters and closed its review with the issuance of a Cautionary Letter, and on November 15, 2012, BIS notified us that it had completed its review of these matters and closed its review with the issuance of a Warning Letter.  No monetary penalties were assessed against the Company by either OFAC or BIS.

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

In the future, if we are found to be in violation of U.S. sanctions or export control laws, it could result in fines or penalties for us and for individuals, including civil penalties of up to $250,000 or twice the value of the transaction, whichever is greater, per violation, and in the event of conviction for a criminal violation, fines of up to $1 million and possible incarceration for responsible employees and managers for willful and knowing violations.

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

Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our software, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our software may be adversely affected. Our channel partners may cease marketing our software with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, our possible inability to replace them, or the failure to recruit additional channel partners could materially and adversely affect our results of operations. In addition, sales by channel partners are more likely than direct sales to involve collectability concerns, in particular sales by our channel partners in developing markets, and accordingly, variations in the mix between revenues attributable to sales by channel partners and revenues attributable to direct sales may result in fluctuations in our operating results.

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

We charge our customers for their use of our Splunk Enterprise software based on their estimated daily indexing capacity. As the amount of machine data within our customers’ organizations grows, we may face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing model may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing model, which would cause us to lose business or modify our pricing model, both of which could adversely affect our revenues and operating margins. Furthermore, while our software can measure and limit customer usage, such limitations may be improperly circumvented or otherwise bypassed by certain users. Similarly, we provide our customers with an encrypted key for enabling their use of our software. There is no guaranty that users of our software will abide by the terms of these encrypted keys. If this occurs, we may not be able to capture the full value for the use of our software. Our enterprise license is meant for our customers’ internal use only. If customers improperly make our software available to their customers, for example, through a cloud or managed service offering, it may cannibalize our end user sales or commoditize our software in the market. Additionally, if a customer that has received a volume discount from us offers our software to its end customers, we may experience price erosion and be unable to capture the appropriate value from those end customers.

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

In addition, we rely heavily on hosted, Software-as-a-Service, or SaaS, technologies from third parties in order to operate critical functions of our business, including enterprise resource planning services from NetSuite and customer relationship management services from salesforce.com.  Further, our cloud-based service, Splunk Storm, is hosted exclusively by third parties. If any of these services become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our software and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

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

We must comply with laws and regulations relating to the formation, administration and performance of contracts with the public sector, including U.S. federal, state and local governmental bodies, which affect how our channel partners and we do business in connection with governmental agencies. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, loss of exclusive rights in our intellectual property, and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have a material adverse effect on our business operations and financial results.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the U.S. and other jurisdictions outside of the U.S. so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. However, defending our intellectual property rights might entail significant expenses. Any of our patent rights, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our issued patents and any patents issued in the future, may not provide us with any competitive advantages, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are complex and often uncertain.

Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to use the inventions claimed in our issued patents or pending patent applications or otherwise used in our software, that we were the first to file for protection in our patent applications, or that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented software or technology. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our software is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States (in particular, some foreign jurisdictions do not permit patent protection for software), and mechanisms for enforcement of intellectual property rights may be inadequate. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States (including the “America Invents Act”) and other national governments and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Current or future economic downturns or uncertainty, such as the looming ‘fiscal cliff’ in the United States, could adversely affect our business operations or financial results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and terrorist attacks on the United States, Europe, Asia Pacific or elsewhere, could cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

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

•                 our use of cash to pay for an acquisition would limit other potential uses for our cash;

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of October 31, 2012, we had outstanding approximately 97 million shares of our common stock. Of this amount, approximately 30 million shares were restricted as of October 31, 2012, as a result of market standoff and lock-up agreements, which are due to expire 180 days following our follow-on offering in July 2012.

As of October 31, 2012, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to existing market stand-off and/or lock-up agreements entered into in connection with our follow-on offering in July 2012. Morgan Stanley & Co. LLC may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to the 180-day contractual lock-ups to sell shares prior to the expiration of the lock-up agreements. The 180-day lock-up periods are subject to extension in some circumstances.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as regulatory and governing bodies provide new guidance. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any second fiscal quarter close, our revenues exceed $1 billion, or we issue more than $1 billion in non-convertible debt in a three year period, we would cease to be an “emerging growth company” as of the following fiscal year end.

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

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any second fiscal quarter close, our revenues exceed $1 billion, or we issue more than $1 billion in non-convertible debt in a three year period, we would cease to be an “emerging growth company” as of the following fiscal year end.

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

Our directors, executive officers and significant stockholders have substantial ownership, which could delay or prevent a change in corporate control.

As of October 31, 2012, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, slightly less than 50% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership may adversely affect the market price of our common stock by:

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

Date: December 13, 2012

SPLUNK INC.

	By:	/s/ David F. Conte
David F. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT
INDEX

Exhibit Number	Description

10.1	Fifth Amendment to Loan and Security Agreement, dated as of October 31, 2012, between Silicon Valley Bank and Splunk Inc.

10.2

Second Amendment to Office Lease, dated as of November 20, 2012, between Kilroy Realty, L.P. and Splunk Inc. (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on November 26, 2012)

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