Form 10-K
period 2013-01-31
SPLUNK INC
filed 2013-04-01
CIK 1353283

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: January 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35498

SPLUNK INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-1106510 (I.R.S. Employer Identification No.)
250 Brannan Street San Francisco, California 94107 (Address of principal executive offices) (Zip Code)

(415) 848-8400
(Registrant's telephone number, including area code)

         Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Global Select Market

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes    No ☒

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No ☒

         The registrant's common stock began trading on The NASDAQ Global Select Market on April 19, 2012. As of July 31, 2012, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $1,249,366,318 based on the number of shares held by non-affiliates as of July 31, 2012 and based on the last reported sale price of the registrant's common stock on July 31, 2012.

         The number of shares outstanding of the Registrant's Common Stock as of March 25, 2013 was 102,620,584 shares.

Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement for the 2013 Annual Stockholders' Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "seek," "should," "target," "will," "would" and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

  •
  market opportunity;

  •
  our future financial and operating results;

  •
  investment strategy and growth strategy;

  •
  sales and marketing strategy;

  •
  management's plans, beliefs and objectives for future operations;

  •
  economic and industry trends or trend analysis;

  •
  expectations about seasonality;

  •
  revenue mix;

  •
  use of non-GAAP financial measures;

  •
  operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

  •
  sufficiency of cash to meet cash needs for at least the next 12 months;

  •
  exposure to interest rate changes;

  •
  inflation;

  •
  anticipated income tax rates; and

  •
  capital expenditures, cash flows and liquidity.

        These statements represent the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included under Part I, Item 1A. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

Item 1.    Business

Overview

        Splunk provides an innovative software platform that enables organizations to gain real-time operational intelligence by harnessing the value of their machine data. Our software collects and indexes data at massive scale, regardless of format or source, and enables users to quickly and easily search, correlate, analyze, monitor and report on this data in real time. We believe our software addresses the risks, challenges and opportunities organizations face with increasingly large and diverse data sets, commonly referred to as big data, and is specifically tailored for machine-generated data.

        Machine data is generated by software applications, information technology (IT) infrastructure, electronic devices and systems. The applications, servers, network devices, desktop and laptop computers, mobile devices and various other systems that organizations have deployed to support their operations continuously generate information relating to their status and activities. Machine data can be found in a variety of formats such as application log files, call detail records, clickstream data associated with user website interactions, data files, system configuration files, alerts and tickets. It is generated by both machine-to-machine as well as human-to-machine interactions.

        Outside of an organization's traditional IT infrastructure, every processor-based system, including HVAC controllers, smart electrical meters, GPS devices and radio-frequency identification tags, and many consumer-oriented systems, such as mobile devices, automobiles and medical devices that contain embedded electronic devices, are also continuously generating machine data. Machine data can be structured or unstructured and contain a definitive, time-stamped record of various activities, such as transactions, customer and user activities, and security threats. Our software is intended to help users in various roles, including IT, cybersecurity and business professionals, quickly analyze their machine data and realize real-time visibility into and intelligence about their organization's operations. We believe this operational intelligence enables organizations to improve service levels, reduce costs, mitigate security risks, demonstrate and maintain compliance and gain new customer and business insights that enable them to drive better decisions.

        The core of our software is a proprietary machine data engine, comprised of collection, indexing, search and data management capabilities. Our software can collect and index hundreds of terabytes of information daily, irrespective of format or source. Our machine data engine uses our proprietary data architecture that enables dynamic schema creation on the fly, enabling users to run queries on data without having to understand the structure of the data prior to collection and indexing. Our machine data fabric for data collection and indexing delivers speed and scalability when processing massive amounts of machine data. Our software leverages improvements in the cost and performance of commodity computing and can be deployed in a wide variety of computing environments, from a single laptop to large globally distributed data centers.

        We complement our core product with additional content ("apps" and "add-ons") that can be deployed on top of our core data engine. These apps and add-ons, which are generally available for download via our Splunkbase website, provide incremental functionality in the form of pre-built data inputs, searches, reports, alerts and dashboards. Most of these apps and add-ons have typically been available for free download, but there are also premium apps, developed by Splunk and third party developers in the Splunk community, who charge for content, such as the Splunk App for Enterprise Security and Splunk App for PCI Compliance. We, along with a number of third-party developers and customers, have developed hundreds of apps and add-ons for specific use cases in our core and adjacent markets. Examples of apps and add-ons that we developed and currently offer include Splunk App for Enterprise Security, Splunk App for PCI Compliance, Splunk App for VMware, Splunk App for Microsoft Exchange, Splunk App for Microsoft Active Directory, Splunk DB Connect, Splunk Hadoop Connect and the Splunk App for Hadoop Operations. These apps make it easier and faster for our customers to extend the value of their machine data and the Splunk platform to solve specific use cases. This software content has also enabled Splunk to target new markets and disrupt markets traditionally served by point solutions. Often, as customers use additional apps, this generates expanded usage, licensing and revenues for our core platform.

        As part of our strategy to offer an open platform, we provide application programming interfaces (APIs) and software development kits (SDKs) in various programming languages. These enable developers to build apps that run on top of Splunk software and to integrate their Splunk apps and data with other parts of their IT infrastructure. In fiscal 2013 we also released Splunk Storm that provides, on a subscription basis, a subset of our Splunk Enterprise software's capabilities as a cloud-based service and is presently tailored for cloud-based developers and applications running in the cloud.

        Our online user communities, Splunkbase and Splunk Answers, provide our customers with an environment to share these apps, collaborate on the use of our software and provide community-based support. We believe this user-driven ecosystem results in greater use of our software and drives cost-effective marketing, increased brand awareness and viral adoption of our product.

        Our software is designed to accelerate return-on-investment for our customers. It does not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Users can simply download and install the software, typically in a matter of hours, to connect to their relevant machine data sources. We also offer support, training and professional services to our customers to assist in the deployment of our software.

        Our mission is to make machine data accessible, usable and valuable to everyone in an organization. Splunk's intuitive, browser-based approach to analyzing machine data makes our software easy to use and extend, allowing both technical and non-technical users to, with minimal training, use our products. Our customers leverage our software for various use cases, including infrastructure and operations management, applications management, security and compliance, business and web analytics, and scientific and industrial applications, among many others. Our software helps users derive new insights from machine data that can be used to, among other things, improve service levels, reduce operational costs, mitigate security risks, demonstrate and maintain compliance, and drive better business decisions. The result is a new level of operational visibility enabling more informed business decisions that can provide a competitive advantage for our customers.

        As of January 31, 2013, we had over 5,200 Splunk Enterprise customers, including over 60 of the Fortune 100. Our Splunk Enterprise customers pay license fees generally based on their estimated peak daily indexing capacity needs. Our Splunk Storm customers pay a monthly subscription fee based on the amount of data stored. For fiscal 2013, 2012 and 2011, our revenues were $198.9 million, $121.0 million and $66.2 million, respectively, representing year-over-year growth of 64% for fiscal 2013 and 83% for fiscal 2012, and our net loss was $36.7 million, $11.0 million and $3.8 million, respectively.

Our Growth Strategy

        Our goal is to make our software the platform for delivering operational intelligence and real-time business insights from machine data. The key elements of our strategy are to:

        Extend our technological capabilities.    We intend to continue to invest heavily in our product development efforts to deliver additional features, address customer needs and enable solutions that can address new end markets. We will continue to expand into adjacent product and technology areas that enable organizations to further unlock the value of their machine data.

        Continue to expand our direct and indirect sales organization, including our channel relationships, to acquire new customers.    We will continue to increase investments in our sales and marketing organizations to drive acquisition of new customers across geographies and industries. We will continue to expand our sales operations globally to support new and existing customers in these regions. We will continue to invest in and foster the growth of our channel relationships, particularly outside the United

States where channel partners provide greater sales leverage and play a greater role in the sales process.

        Further penetrate our existing customer base.    We will continue to cultivate incremental sales from our existing customers by driving increased use of our software within organizations. In particular, we continue to seek to upsell existing customers increased license capacity for additional deployments and new use cases which will drive higher daily indexing needs. We believe our existing customer base serves as a strong source of incremental revenues given the horizontal applicability of our software and the growing machine data volumes our customers face. Our sales teams are responsible for driving renewals of existing contracts as well as increased adoption of our software by existing customers.

        Develop additional solutions in adjacent markets as well as products that enable organizations to use our software in different ways.    We believe there is a significant opportunity to provide additional solutions that leverage our core machine data engine to help organizations understand and unlock the value of their machine data in specific end markets and use cases. For example, our Splunk App for Enterprise Security enables customers to effectively target enterprise security events. We will continue to invest in both our core machine data engine as well as end-market specific packaged solutions to drive Splunk market penetration, expand our addressable market opportunity and make Splunk a more targeted solution for the machine data problems our customers and prospects encounter.

        Grow our user communities and partner ecosystem to increase awareness of our brand, target new use cases, drive operational leverage and deliver more targeted, higher value solutions.    We believe our user community has the potential to provide significant operating leverage by delivering apps that extend our software's functionality to new use cases. We will continue to invest in business development initiatives in order to add additional OEM and strategic relationships to enable new sales channels for our software as well as extend our integration with third party products. In addition, once these relationships have been established, we expect that OEM vendors and managed service providers will invest in and create customized application functionality based on our machine data engine.

        Become the developer platform for machine data.    We intend to continue our investments in SDKs and APIs that help software developers leverage the functionality of our machine data engine. Our SDKs enable developers to build solutions that deeply integrate the functionality of our machine data engine and machine data fabric as well as access the data stored in the data indexes. Through our investments in SDKs and APIs, we intend to promote and extend the capabilities of our platform to customers who wish to build sophisticated applications and interfaces that leverage our software.

Splunk Technology

  Key Technologies

        We believe our investments in our product and key technologies drive significant competitive differentiation. The key technologies of our software are architected to handle large volumes of machine data at a massive scale with minimal overhead. Our software platform is highly flexible and is able to collect and index large amounts of heterogeneous data formats, from physical, virtual and/or cloud environments.

        Schema-on-the-fly.    Our software collects and indexes data irrespective of source and format. Rather than requiring that data be input into a pre-defined structure, our software's schema-on-the-fly technology creates structure as it searches the data from a single query, allowing users to ask new and different questions at any time without having to re-architect a schema as would be required in a relational database. Our software builds schema in real time and does not require any user intervention or pre-defined knowledge about the data it is processing. Our software allows different users to run a variety of queries, regardless of changes in format to the data being input into the system.

        Machine data fabric.    Our software enables users to process machine data no matter the infrastructure topology, from a single machine to a globally distributed, virtualized IT infrastructure. This machine data fabric allows customers to address the complexities of handling massive amounts of real-time, dynamic, heterogeneous machine data. Our APIs enable users to forward data from our software to other parts of their IT network, creating a machine data fabric across the organization irrespective of whether the data is used by our software for analysis and reporting or as a conduit to other systems.

        Search processing language.    Our software provides a proprietary search language that is specifically designed for working with machine data. Our search language supports basic arithmetic operations to refine searches and conduct calculations with the results of a query in real time. Statistical and reporting commands native to our search language let users perform more robust calculations and analysis. Our software can also learn about the structure of the machine data through the searches users conduct, allowing users to utilize the machine data structure and knowledge garnered by previous Splunk searches.

  Features and Functionality

        Our software contains the following features and functionality:

  •
  Universally collect, index, store and archive any machine data, from any source. Our software processes machine data in real time from any source, format or location. This includes live data generated by hardware devices and software applications.

  •
  Search and investigate. Our software lets users search real-time and historical machine data simultaneously.

  •
  User-friendly interface. Our software uses a customizable interface that enables users to understand and adopt the product. The interface also provides type-ahead and contextual help to accelerate adoption and usage.

  •
  Knowledge store. Users can store knowledge about events, fields, transactions, patterns, statistics and key-value pairs so others who utilize the Splunk instance can leverage this information.

  •
  Monitor and alert. Users can save searches so they can be run automatically to raise real-time alerts that trigger actions such as sending emails, running scripts, or posting to an RSS feed.

  •
  Report and analyze. Users can create ad hoc reports on real-time and historical data to analyze business and IT data trends.

  •
  Custom dashboards and views. Our software enables users to create custom dashboards that integrate multiple charts and views of real-time data for different users in different roles.

  •
  Platform extensibility. Our software serves as an extensible platform through the use of its APIs and SDKs. The APIs and SDKs enable developers to leverage our machine data engine and its capabilities to build their own applications.

  •
  Role-based access and controls. Splunk incorporates role-based access controls and authentication, integrated with existing enterprise-wide security policies, to help secure the data stored within our indexes as well as control users' activities in our software.

  Splunk Architecture

        Splunk's technology contains a number of important components:

        Collection.    Our software collects machine data from a number of different sources across a distributed environment including servers, network devices, desktop and laptop computers, mobile devices and various other systems that organizations have deployed to support their operations. Our software acts as a recording mechanism, collecting, storing and making available all of the machine data that it receives.

        Indexing.    Our proprietary indexing technology allows for real-time indexing of any data collected by our software regardless of its source or format and without the use of any specific parsers or data connectors. Our software indexes the data and stores the data in a scalable storage format, which can reside on commodity servers and storage devices. Our software stores both the raw data and the index in an efficient, compressed, flat file format.

        Search.    Our software enables users to search through the massive amounts of machine data that have been indexed and stored. At its most basic level, the search engine allows users to type and search for keywords or data fields that are of interest. This foundational capability forms the basis for deriving business insights from our dashboards and customized views. Users can leverage our search language and functionality to filter through indexed data and refine search results to obtain more precise information.

        Core functions.    Our software's core functionality includes alerts, access control, statistics and correlation capabilities. With our software's granular, role-based access, an administrator can control various aspects of a given user's search including the data to which the user has access as well as what portions of the data may be visible in results. Search results and reports can be defined according to a particular user's business function and level of access. Different users can see completely different views on the same data, depending on what is important to them.

        SDKs and APIs.    Our SDKs allow third-party software developers to build applications on top of our software. Our APIs allow users to access the machine data stored within the Splunk instance as well as access machine data engine functionality from third party software.

        Apps.    We provide the ability for users to write their own lightweight apps using standard Web technologies, such as HTML and CSS, XML and a variety of SDKs, as well as our query language, to provide incremental functionality targeting a particular use case. The SDKs enable developers to create apps and integrate Splunk into their IT infrastructure, using common programming languages such as Java, Javascript, Python and PHP.

  Cloud

        Splunk Storm is used by organizations developing applications on cloud platforms, such as Amazon Web Services (AWS), Heroku, Google App Engine and Rackspace. Splunk Storm enables users to diagnose and troubleshoot application problems, gain rapid visibility and insight into cloud-based applications and monitor critical business metrics for more effective operational intelligence.

  Splunk Product Deployments

        Customers can deploy our software directly on-premises through the purchase of Splunk Enterprise or subscribe to Splunk Storm, our cloud-based service, based on their daily indexing capacity needs.

        For Splunk Enterprise (on-site) deployments, our software can be deployed in a variety of environments ranging from a single laptop to a distributed enterprise IT environment handling massive amounts of data. Our customers use Splunk forwarders, indexers, and search heads to create a machine data fabric that allows for the efficient, secure and real-time collection and indexing of machine data regardless of network, data center or IT infrastructure topology. The diagram below shows a representative Splunk deployment topology in a distributed environment making use of our machine data fabric:

Massive Linear Scalability to Hundreds of TBs/Day

  •
  Splunk forwarders perform, in real-time, secure, distributed lossless data collection from tens of thousands of heterogeneous sources and deliver the raw data to the indexer. Forwarders are not always required as customers can use syslogs, scripts or our APIs to send machine data to indexers.

  •
  Splunk indexers store the raw data collected and create a data index to enable fast searching.

  •
  Splunk search heads deliver the user interface and distribute the search request to the indexers. They coordinate search activities in parallel across multiple indexers, consolidating different components of the results and presenting them to the user.

        This distributed machine data processing architecture illustrated above provides near-linear scalability, resulting in the ability to index and search across hundreds of terabytes of data. Our software can operate in a single data center or across multiple data centers both inside and outside an organization, and all from a single user interface. This architecture also allows for flexible deployment of hardware, as commodity hardware can be added as needed.

        For Splunk Storm (cloud) deployments, machine data is sent from the customer to Splunk Storm using network streams such as syslog, or Splunk forwarders. The universal forwarder can be used to gather data from a variety of inputs and forward the data to Splunk Storm for cloud-based indexing and searching. Splunk Storm is presently aimed at organizations that develop and run applications in the public cloud.

Services

        While users can easily download, install and deploy our software on their own, certain enterprise customers that have large, highly complex IT environments or deployment requirements may choose to leverage our customer support and professional services organization. Many users leverage the community-based support of Splunkbase and Splunk Answers before engaging with our customer support or services organizations. Some of our certified partners also provide limited, first level support and professional services before a customer reaches out to our internal Splunk customer support and professional services teams.

  Maintenance and Customer Support

        Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. These maintenance agreements provide customers the right to receive unspecified software updates, maintenance releases and patches and access to our technical support services during the term of the agreement.

        We maintain a customer support organization that offers multiple service levels for our customers based on their needs. These customers receive guaranteed response times, direct telephonic support and access to online support portals. Our highest levels of support provide 24x7x365 support for critical issues, a designated resource to manage the account and quarterly reviews of the customer's deployments. Our customer support organization has global capabilities, delivering support in multiple languages with deep expertise in both our software as well as complex IT environments and associated third party infrastructure.

  Training Services

        We offer training services to our customers and channel partners through our education and training organization. We have also implemented a training certification program to ensure an understanding of our products and services.

  Professional Services

        We provide consulting and implementation services to customers through our professional services team. They are typically utilized by large enterprises looking to deploy our software across their large, disparate and complex IT infrastructure. We generally provide these services at the time of initial installation to help the customer with configuration and implementation. Given our software's ease-of-use, our professional services engagements are typically short in duration and last from a few days to up to several weeks.

Partner and Developer Ecosystem

        We have OEM relationships with a select group of partners who integrate our software into their product offerings to provide additional reporting, monitoring and analytic capabilities within their own products. With respect to our OEM relationships, we provide our partners with a limited use license to expose certain data and analytics functionalities in their products, for which they generally pay us a royalty based on units shipped.

        We engage with Managed Service Providers, who use Splunk software to offer services based on our software, such as for security, PCI compliance and log management. These services are typically offered on a subscription basis, for which we are paid license fees based on monthly indexing volume.

        We have partnered with several leading technology companies to build Splunk apps that allow users to capture data and gain insights into the partner's respective products. Several technology partners offer apps for free via Splunkbase. These apps typically consist of collections of reports, dashboards and data extractions which put our software in context for users of those specific technologies and allow them to easily and quickly understand the performance of their IT systems or correlate this data with other data sources.

        We offer a developer license that allows third party developers to build software using Splunk's existing developer framework and we have published information about our APIs to enable developers to build new user interfaces on top of our core engine. We are creating additional SDKs based on various programming languages to make our software more extensible and allow developers to build applications and services on our platform that extend its functionality.

Splunk Community

        Our online communities provide us with a rapidly growing network of active users who promote the usage of our software and provide technical support to each other.

        Our online communities include Splunkbase, our apps repository, Splunk Answers, our community collaboration site, and Splunk Dev, where developers can download SDKs, access API documentation and see sample code for building software on our core engine. We also maintain active communities on leading social internet platforms, including Facebook and LinkedIn.

        Splunkbase.    Users and partners contribute and share custom lightweight apps and add-ons that run on our software. Generally, these lightweight apps provide pre-built functionality that addresses specific use cases. Currently, we have hundreds of apps available for download on Splunkbase. We do not receive any revenues from the sale of apps by third party application providers, as most apps posted to Splunkbase are free. Partner apps listed on Splunkbase, which are not free are licensed directly by the third party to the end user.

        Splunk Answers.    Users ask questions in an online community forum and share best practices about how to build searches, create data visualizations and configure and deploy our software. While our product, support, engineering and professional services teams participate in the Splunk Answers forum, as of January 31, 2013, approximately two-thirds of questions appearing on Splunk Answers were answered by non-Splunk personnel, largely the result of a growing, active user community.

        Splunk Dev.    In addition to documentation about the Splunk APIs and SDKs, our developer portal contains documentation about best practices for building machine data output into third party software.

        We also promote and support offline meetings for our community, including regional user group meetings and an annual user conference.

Sales and Marketing

        Our sales and marketing organizations work together closely to drive market awareness, build a strong sales pipeline, and cultivate customer relationships to drive revenue growth.

  Sales

        We sell our software through direct field sales, direct inside sales and indirect channel sales. We gather prospects through a broad range of marketing programs and events and through users who download our trial software from our website. Our inside sales team handles lead qualifications as well as smaller transactions, while larger or more complex transactions are handled by our globally distributed direct field sales teams. Our sales engineers help define customer use cases and pre-sales qualification and evaluation.

        We maintain a distributor and reseller partner network, or channel, that often co-sells with our field sales organization, especially in EMEA and APAC. Our channel provides us with additional sales leverage by sourcing new prospects, providing technical support to existing customers, upselling for additional use cases and daily indexing capacities and maintenance renewals. This channel expands our geographic sales reach worldwide, particularly in key international markets such as the United Kingdom, Germany, Japan and China. As of January 31, 2013, we had over 350 channel partners worldwide. Historically, the majority of EMEA and APAC sales have been fulfilled through channel partners and we expect this trend to continue for the near term.

        In addition to acquiring new customers, our sales teams are responsible for driving renewals of existing contracts as well as increased adoption of our software by existing customers. To accomplish this, our field and inside sales teams work closely with our customers to drive expanded licenses through higher capacity or upgrades and additional use cases within existing customers. Our field sales teams are organized geographically across the Americas, EMEA and APAC. We intend to invest in our international sales organization to drive greater market penetration in EMEA and APAC. We also have a dedicated sales team focused on government customers, which covers United States federal, state and local government entities. For fiscal 2013, 2012 and 2011, our revenues from our international operations represented 22%, 24% and 21% of total revenues, respectively. For additional information regarding our sales by geographic location, see Note 9 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

  Marketing

        We focus our marketing efforts on increasing Splunk's brand and product awareness, driving viral adoption, communicating product advantages and business benefits and generating leads for our sales force and channel partners. We market our software as a targeted solution for specific use cases and as an enterprise solution for machine data. We engage with existing customers to provide community-based education and awareness and to promote expanded use of our software within these customers. We host Splunk Live! events across our sales regions to engage with both existing customers and new prospects as well as drive product training. We host an annual worldwide user and partner conference (.conf) as another way to support the Splunk community to foster collaboration and help our customers drive further business results from our software.

Research and Development

        We invest substantial resources in research and development to enhance our software, develop new end market specific solutions and apps, conduct software and quality assurance testing and improve our core technology. Our technical staff monitors and tests our software on a regular basis, and we maintain a regular release process to refine, update, and enhance our existing products.

        Research and development expense totaled $41.9 million, $23.6 million and $14.0 million for fiscal 2013, 2012 and 2011, respectively.

Intellectual Property

        We rely on patent, trademark, copyright and trade secret laws, confidentiality procedures and contractual provisions to protect our technology. The nature and extent of legal protection of our intellectual property rights depends on, among other things, its type and the jurisdiction in which it arises. We believe that our intellectual property rights are valuable and important to our business.

        We retain ownership of software we develop. All software is licensed to users and primarily provided in object code pursuant to either shrink-wrap, embedded or on-line licenses, or signed license agreements. These agreements generally contain restrictions on duplication, disclosure and transfer. We are currently unable to measure the full extent of unauthorized use, or piracy, of our software. We believe, however, that software piracy is and can be expected to be a persistent problem that negatively impacts our revenue and financial results.

        Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. In addition, the laws of various foreign countries where our products are distributed do not protect our intellectual property rights to the same extent as United States laws. See Item 1A, "Risk Factors," for further discussion of risks related to intellectual property.

Customers

        Our customer base has grown from approximately 450 customers at the end of fiscal 2008 to over 5,200 Splunk Enterprise customers in more than 90 countries, including over 60 of the Fortune 100, as of January 31, 2013. Our customer count consists of organizations that have purchased our software; we exclude users of our trial software and Splunk Storm from our customer count. We provide products and services to customers of varying sizes, including enterprises, educational institutions and government agencies. At January 31, 2013, one customer represented greater than 10% of total accounts receivable. No individual customer represented more than 10% of our revenues in fiscal 2013, 2012 or 2011. Our current customer base spans numerous industry verticals, including cloud and online services; education; financial services; government; healthcare/pharmaceuticals; industrials/manufacturing; media/entertainment; retail/ecommerce; technology and telecommunications.

Backlog

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonality, Cyclicality and Quarterly Trends" for information regarding our backlog.

Competition

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

  •
  companies targeting the big data market by commercializing open source software, such as the various Hadoop distributions and NoSQL data stores; and

  •
  small specialized vendors, which provide complementary solutions in enterprise data analytics, data warehousing and big data technologies that may compete with our software.

        The principal competitive factors in our markets are product features, performance and support, product scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. We believe that we generally compete favorably on the basis of the foregoing factors. Our software contains a rich feature set starting with its powerful, intuitive search-engine interface and continuing with its ability to provide results to customized user queries in real time. We offer a broad range of support options, and our customers consistently provide us with high ratings for our support. Our software has the capability to collect and index data at massive scale and enables users to quickly and easily define customized searches and to correlate, analyze, monitor and report on their data. In addition, our software does not require long, costly deployment cycles typically associated with enterprise software. The ability to rapidly capture and analyze massive amounts of data results in a broad set of use cases for our software and enables our software to displace traditional enterprise software and discrete solutions providing IT operations management, security and compliance, and business intelligence. While we believe that our software provides a broad variety of use cases at a low total cost of ownership, we price our software licenses based upon estimated daily indexing capacity. Our pricing method may ultimately result in a higher total cost to users as data volumes increase over time, making it more difficult for us to compete in our markets.

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

Employees

        As of January 31, 2013, our total headcount was 736 employees. None of our United States employees is represented by a labor union with respect to his or her employment with us. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have not experienced any work stoppages.

Corporate Information

        Our principal executive offices are located at 250 Brannan Street, San Francisco, California 94107, and our telephone number is (415) 848-8400. We were incorporated in California in October 2003 and were reincorporated in Delaware in May 2006.

        Our web site is located at www.splunk.com, and our investor relations web site is located at http://investors.splunk.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also access all of our public filings through the SEC's website at www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

        We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations web site. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations web site. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document we file.

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

  •
  process, store and use our customers' data in compliance with applicable governmental regulations and other legal obligations related to data privacy; and

  •
  hire, integrate and retain world class professional and technical talent.

        If we fail to address the risks and difficulties we face, including those described elsewhere in this "Risk Factors" section, our business will be adversely affected and our business operations and financial results will suffer.

Our future operating results may fluctuate significantly, and our recent operating results may not be a good indication of our future performance.

        Our revenues and operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we typically enter into perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into term licenses for our software, whereby the license fee is recognized ratably over the license term. At the beginning of each quarter, we do not know the ratio between perpetual licenses and term licenses that we will enter into during the quarter. As a result, our operating results could be significantly impacted by unexpected shifts in the ratio between perpetual licenses and term licenses. In addition, the size of our licenses varies greatly, and a single, large perpetual license in a given period could distort our operating results. The timing and size of large transactions are often hard to predict in any particular period. For example, we completed a transaction during the quarter ended January 31, 2013 that exceeded $20 million, the largest in our history. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

        We may not be able to accurately predict our future revenues or results of operations. In particular, since the beginning of fiscal 2011, more than half of the revenues we recognize each quarter has been attributable to sales made in that same quarter with the balance of the revenues being attributable to sales made in prior quarters in which the related revenues were not recognized upfront. As a result, our ability to forecast revenues on a quarterly or longer term basis is extremely limited. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are expected to be relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter.

        In addition to other risk factors described elsewhere in this "Risk Factors" section, factors that may cause our financial results to fluctuate from quarter to quarter include:

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

  •
  changes in customers' budgets and in the timing of their purchasing decisions;

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

  •
  the collectability of receivables from customers and resellers, which may be hindered or delayed if these customers or resellers experience financial distress; and

  •
  general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate.

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

        Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of January 31, 2013, approximately 40% of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

        We have incurred net losses in each year since our inception, including net losses of $36.7 million, $11.0 million and $3.8 million in the fiscal years ended January 31, 2013, 2012 and 2011 respectively. As a result, we had an accumulated deficit of $90.7 million at January 31, 2013. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications, or apps, for our software. In addition, as we grow as a newly public company, we have and will continue to incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our software licenses, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis, could cause the value of our common stock to decline.

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

  •
  companies targeting the big data market by commercializing open source software, such as the various Hadoop distributions and NoSQL data stores; and

  •
  small specialized vendors, which provide complementary solutions in enterprise data analytics, data warehousing and big data technologies that may compete with our software.

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

        In recent years, there have been significant acquisitions and consolidation by and among our actual and potential competitors. We anticipate this trend of consolidation will continue, which will present heightened competitive challenges to our business. In particular, consolidation in our industry increases the likelihood of our competitors offering bundled or integrated products, and we believe that it may increase the competitive pressures we face with respect to our software. If we are unable to differentiate our product from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see decreased demand for those solutions, which would adversely affect our business operations, financial results and growth prospects. Further, it is possible that continued industry consolidation may impact customers' perceptions of the viability of smaller or even medium-sized software firms and consequently their willingness to use software solutions from such firms. Similarly, if customers seek to concentrate their software license purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage regardless of the performance and features of our software. We believe that in order to remain competitive at the large enterprise level, we will need to develop and expand relationships with resellers and large system integrators that provide a broad range of products and services. If we are unable to compete effectively, our business operations and financial results could be materially and adversely affected.

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

        While most of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. In addition, we also enter into term license agreements for our software. In order for us to improve our operating results, it is important that our existing customers renew their term licenses, if applicable, and maintenance and support agreements when the initial contract term expires. Our customers have no obligation to renew their term licenses or maintenance and support contracts with us after the initial terms have expired. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software, our pricing, the effects of economic conditions, competitive offerings or alterations or reductions in our customers' spending levels. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues may decline.

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

        During the fiscal year ended January 31, 2013, we derived approximately 22% of our revenues from customers outside the United States and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries across Europe and Asia. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on resellers for non-United States sales. Our ability to convince customers to expand their use of our software or renew their maintenance agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

  •
  compliance with United States laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;

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

        In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents will comply with these laws and policies.

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

        Our products are subject to United States export controls, and we incorporate encryption technology into certain of our products. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. We shipped our encryption products prior to obtaining the required export authorizations. Accordingly, we have not fully complied with applicable encryption controls in the Export Administration Regulations. We have taken a number of actions to prevent such violations from recurring and continue to review and make enhancements to our export compliance procedures that are designed to further strengthen compliance with the laws.

        Furthermore, our products are subject to United States export controls that prohibit the shipment of certain products and services without the required export authorizations or export to countries, governments, and persons targeted by United States sanctions. While we have taken precautions to prevent our products and services from being exported in violation of these laws, in certain instances we shipped our encryption products prior to obtaining the required export authorizations and certain of our products that are available at no cost have been downloaded by persons in countries that are the subject of United States embargoes. These exports were likely made in violation of United States export control and sanction laws. As a result, in March 2012, we filed Final Voluntary Self Disclosures with the United States Department of Commerce's Bureau of Industry and Security ("BIS"), and the United States Department of Treasury's Office of Foreign Assets Control ("OFAC"), concerning these potential violations. On July 3, 2012, OFAC notified us that it had completed its review of these matters and closed its review with the issuance of a Cautionary Letter, and on November 15, 2012, BIS notified us that it had completed its review of these matters and closed its review with the issuance of a Warning Letter. No monetary penalties were assessed against the Company by either OFAC or BIS.

        Based upon our internal review, we believe that we have not had any paying customers in countries sanctioned by the United States Government, and have instituted procedures, including IP blocking, that are intended to prevent any downloads from being made into sanctioned countries in the future. In addition, we had not been screening our customers against the United States Government lists of prohibited persons, including the Treasury Department's List of Specially Designated Nationals and the Commerce Department's List of Denied Persons. Based upon our internal review, we believe that we do not have any paying or non-paying customers on any United States Government lists of prohibited persons. We have instituted a process for screening all paying and non-paying customers against United States Government lists of prohibited persons going forward.

        In the future, if we are found to be in violation of United States sanctions or export control laws, it could result in fines or penalties for us and for individuals, including civil penalties of up to $250,000 or twice the value of the transaction, whichever is greater, per violation, and in the event of conviction for a criminal violation, fines of up to $1 million and possible incarceration for responsible employees and managers for willful and knowing violations.

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

        In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers' ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business operations and financial results.

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

We employ a unique pricing model, which subjects us to various pricing and licensing challenges that could make it difficult for us to derive value from our customers.

        We generally charge our customers for their use of our Splunk Enterprise software based on their estimated peak daily indexing capacity. Our pricing method may ultimately result in a higher total cost to users as data volumes increase over time, making it more difficult for us to compete in our markets. As the amount of machine data within our customers' organizations grows, we may face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing model may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing model, which would cause us to lose business or modify our pricing model, both of which could adversely affect our revenues and operating margins. Furthermore, while our software can measure and limit customer usage, such limitations may be improperly circumvented or otherwise bypassed by certain users. Similarly, we provide our customers with an encrypted key for enabling their use of our software. There is no guaranty that users of our software will abide by the terms of these encrypted keys. If this occurs, we may not be able to capture the full value for the use of our software. Our enterprise license is meant for our customers' internal use only. If our internal use customers improperly make our software available to their customers, for example, through a cloud or managed service offering, it may cannibalize our end user sales or commoditize our software in the market. Additionally, if a customer that has received a volume discount from us offers our software to its end customers, we may experience price erosion and be unable to capture the appropriate value from those end customers.

        Our license agreements generally provide that we can audit our customers' use of our software to ensure compliance with the terms of our license agreement. However, a customer may resist or refuse to allow us to audit their usage, in which case we may have to pursue legal recourse to enforce our rights under the license agreement, which would require us to spend money, distract management and potentially adversely affect our relationship with our customers and users.

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

        Our systems are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks and similar events. Our United States corporate offices and certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in interruptions, performance problems or failure of our infrastructure.

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

If customers demand our software provide full functionality similar to our Splunk Enterprise product via a "Software-as-a-Service" business model, our business could be adversely affected.

        Software-as-a-Service, or SaaS, is a model of software deployment in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. While we do not currently offer a commercial version of our Splunk Enterprise product through a SaaS model, in August 2012, we released Splunk Storm, our cloud-based service that provides a subset of our software's capabilities but is tailored for supporting machine data processing in the cloud. An exclusive SaaS business model can require a vendor to undertake substantial capital investments and develop related sales and support resources and personnel. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a SaaS model. If customers were to require that we provide our Splunk Enterprise product via a SaaS deployment, we would need to direct a significant portion of our capital investments to implement this alternative business model, which would negatively affect our gross margins. Even if we make these investments, we may be unsuccessful in implementing a SaaS business model for our Splunk Enterprise product. Moreover, sales of Splunk Storm or a potential future SaaS offering could cannibalize sales of our Splunk Enterprise software licenses. In addition, the change to a SaaS model would result in changes in the manner in which we recognize revenues. Changes in revenue recognition would affect our operating results and could have an adverse effect on our business operations and financial results.

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

        We must comply with laws and regulations relating to the formation, administration and performance of contracts with the public sector, including United States federal, state and local governmental bodies, which affect how our channel partners and we do business in connection with governmental agencies. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, loss of exclusive rights in our intellectual property, and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have a material adverse effect on our business operations and financial results.

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

        In addition, if an actual or perceived failure of our software occurs in a customer's deployment, regardless of whether the failure is attributable to our software, the market perception of the effectiveness of our software could be adversely affected. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays or cessation of our licensing, which could cause us to lose existing or potential customers and could adversely affect our financial results and growth prospects.

If our new software and software enhancements do not achieve sufficient market acceptance, our financial results and competitive position will suffer.

        We spend substantial amounts of time and money to research and develop new and enhanced versions of our existing software to incorporate additional features, improve functionality or other enhancements in order to meet our customers' rapidly evolving demands. In addition, we continue to invest in solutions that can be deployed on top of our core engine to target specific cases and to cultivate our community of application developers and users. When we develop a new or enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if our cloud-based service, Splunk Storm, does not garner widespread market adoption and implementation, our financial results and competitive position could suffer.

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

        We believe that maintaining and enhancing the "Splunk" brand identity is critical to our relationships with our customers and channel partners and to our ability to attract new customers and channel partners. The successful promotion of our brand will depend largely upon our marketing efforts, our ability to continue to offer high-quality software and our ability to successfully differentiate our software from that of our competitors. Our brand promotion activities may not be successful or yield increased revenues. In addition, independent industry analysts often provide reviews of our product, as well as those of our competitors, and perception of our product in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors' products and services, our brand may be adversely affected.

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

  •
  we cannot provide any assurance that these apps meet the same quality standards that we apply to our own development efforts, and, to the extent they contain bugs or defects, they may create disruptions in our customers' use of our software or negatively affect our brand;

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

        Many of these risks are not within our control to prevent, and our brand may be damaged if these apps, add-ons and extensions do not perform to our customers' satisfaction and that dissatisfaction is attributed to us.

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

        Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and other jurisdictions outside of the United States so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. However, defending our intellectual property rights might entail significant expenses. Any of our patent rights, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our issued patents and any patents issued in the future, may not provide us with any competitive advantages, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are complex and often uncertain.

        Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to use the inventions claimed in our issued patents or pending patent applications or otherwise used in our software, that we were the first to file for protection in our patent applications, or that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented software or technology. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our software is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States (in particular, some foreign jurisdictions do not permit patent protection for software), and mechanisms for enforcement of intellectual property rights may be inadequate. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States (including the "America Invents Act") and other national governments and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

        We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. Although we endeavor to enter into non-disclosure agreements with our employees, licensees and others who may have access to this information, we cannot assure you that these agreements or other steps we have taken will prevent unauthorized use, disclosure or reverse engineering of our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. Moreover, third parties may independently develop technologies or products that compete with ours, and we may be unable to prevent this competition.

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

        Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenues and against which our patents may therefore provide little or no deterrence. From time-to-time, third parties, including certain of these leading companies, have asserted and may assert patent, copyright, trademark or other intellectual property rights against us, our channel partners or our customers. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties' intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the enterprise software market. In this regard, we have in the past settled a dispute with respect to the Splunk trademark in the European Union.

        There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate and could divert our management's attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party's rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software and may be unable to compete effectively. Any of these results would adversely affect our business operations and financial results.

Our use of "open source" software could negatively affect our ability to sell our software and subject us to possible litigation.

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

        We use third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support and other functions. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security.

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

        Current or future economic downturns or uncertainty, particularly in light of United States and European fiscal and budgetary challenges and concerns could adversely affect our business operations or financial results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and terrorist attacks on the United States, Europe, Asia Pacific or elsewhere, could cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

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

        As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although most of our sales contracts are denominated in U.S. dollars, and therefore substantially all of our revenues are not subject to foreign currency risk, a strengthening of the U.S. dollar could increase the real cost of our software to our customers outside of the U.S., adversely affecting our business operations and financial results. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported operating results. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

The enactment of legislation implementing changes in the United States taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

        Recent changes to United States tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to United States tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the United States taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

        In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. If our existing NOLs are subject to limitations arising from previous ownership changes, possibly including, but not limited to, our recent initial public offering, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

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

        We are subject to federal, state and local taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. We previously discovered that we have not complied with various tax rules and regulations in certain foreign jurisdictions. We are working to resolve these matters. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

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

  •
  the financial projections we provide to the public, any changes in these projections or our failure to meet or exceed these projections;

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

        The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of January 31, 2013, we had outstanding approximately 101 million shares of our common stock.

        As of January 31, 2013, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain executive management and qualified board members.

        As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased and will continue to increase demand on our systems and resources, particularly after we are no longer an "emerging growth company." The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

        In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as regulatory and governing bodies provide new guidance. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

        However, for as long as we remain an "emerging growth company" as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company."

        We will remain an "emerging growth company" for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any second fiscal quarter close, our revenues exceed $1 billion, or we issue more than $1 billion in non-convertible debt in a three year period, we would cease to be an "emerging growth company" as of the following fiscal year end.

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

        We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our fiscal 2014, the first fiscal year beginning after the fiscal year of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting and after we cease to be an "emerging growth company" a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

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

        If we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors potentially decreasing our stock price.

        We are an "emerging growth company," as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if potential investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile or decrease.

        In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

        These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested" stockholder for a period of three years following the date on which the stockholder became an "interested" stockholder.

Our directors, executive officers and significant stockholders have substantial ownership, which could delay or prevent a change in corporate control.

        As of January 31, 2013, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, less than 40% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership may adversely affect the market price of our common stock by:

  •
  delaying, deferring or preventing a change in control of the company;

  •
  impeding a merger, consolidation, takeover or other business combination involving us; or

  •
  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters occupy approximately 65,000 square feet in San Francisco, California under operating leases that expire in February 2019. As of January 31, 2013, we also lease approximately 11,000 square feet of office space in Cupertino, California to support our expanding business operations and hiring needs. As of January 31, 2013, we also lease smaller regional offices for sales, support and some product development in Seattle, Plano and Bethesda in the United States, and outside of the United States in Germany, Hong Kong, Singapore, United Kingdom, Taiwan, Sweden, Korea and France. While we believe our facilities are sufficient and suitable for the operations of our business today, we are in the process of adding new facilities and expanding our existing facilities as we add employees and expand into additional markets.

Item 3.    Legal Proceedings

        The information set forth under Legal Proceedings in Note 4 contained in the "Notes to Consolidated Financial Statements" is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price and Dividends

        Our common stock, $0.001 par value, began trading on the NASDAQ Global Select Market on April 19, 2012, where its prices are quoted under the symbol "SPLK." As of January 31, 2013 there were 91 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

        The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on the NASDAQ Global Select Market:

	High	Low
Year Ended January 31, 2013:
First Quarter (from April 19, 2012)	$37.34	$30.91
Second Quarter	$37.57	$25.15
Third Quarter	$39.75	$27.00
Fourth Quarter	$34.98	$26.10

        We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Use of Proceeds

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

Securities Authorized for Issuance Under Equity Compensation Plans

        See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information regarding securities authorized for issuance.

Stock Performance Graph

        This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite index and the NASDAQ Computer index. The chart assumes $100 was invested on April 19, 2012 in our common stock, the NASDAQ Composite index and the NASDAQ Computer index. The peer group indices utilize the same methods of presentation and assumptions for the total return calculation as does Splunk and the NASDAQ Composite index. All companies in the peer group index are weighted in accordance with their market capitalizations.

Splunk Inc. Comparison of Total Return Performance

Company/Index	Base Period 4/19/12	7/31/12	10/31/12	1/31/13
Splunk Inc.	$100.00	$172.94	$164.88	$193.88
NASDAQ Composite	100.00	97.74	98.99	104.47
NASDAQ Computer	100.00	96.58	94.56	95.02

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2013, 2012, and 2011, and the selected consolidated balance sheet data as of January 31, 2013 and 2012 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal 2010 and 2009 and the consolidated balance sheet data as of January 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements which, are not included in this Form 10-K.

	Fiscal Year Ended January 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues
License	$135,922	$88,308	$49,926	$27,183	$14,948
Maintenance and services	63,022	32,652	16,319	7,817	3,208

Total revenues	198,944	120,960	66,245	35,000	18,156

Cost of revenues
License	727	890	228	102	86
Maintenance and services	20,697	10,715	6,428	3,188	2,711

Total cost of revenues(1)	21,424	11,605	6,656	3,290	2,797

Gross profit	177,520	109,355	59,589	31,710	15,359

Operating expenses
Research and development(1)	41,853	23,561	14,025	8,479	8,684
Sales and marketing(1)	125,098	74,782	39,909	24,072	17,281
General and administrative(1)	32,602	19,698	8,949	6,462	4,462

Total operating expenses	199,553	118,041	62,883	39,013	30,427

Operating loss	(22,033)	(8,686)	(3,294)	(7,303)	(15,068)
Other income (expense), net
Interest income (expense), net	152	(94)	(21)	(47)	353
Change in fair value of preferred stock warrants	(14,087)	(2,034)	(366)	(22)	(21)

Total other income (expense), net	(13,935)	(2,128)	(387)	(69)	332
Loss before income taxes	(35,968)	(10,814)	(3,681)	(7,372)	(14,736)
Provision for income taxes	713	178	125	79	36

Net loss	$(36,681)	$(10,992)	$(3,806)	$(7,451)	$(14,772)

Net loss per share:
Basic and Diluted	$(0.46)	$(0.53)	$(0.21)	$(0.52)	$(1.14)

Weighted-average shares outstanding:
Basic and diluted	80,246	20,646	17,738	14,392	12,911

(1)
Amounts include stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of revenues	$1,217	$134	$59	$31	$11
Research and development	6,170	841	347	215	96
Sales and marketing	8,093	1,488	495	382	176
General and administrative	4,000	1,297	684	672	484

	As of January 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$305,939	$31,599	$19,737	$11,805	$9,619
Working capital	259,789	1,142	4,069	3,938	7,172
Total assets	390,445	82,223	38,791	21,915	18,524
Deferred revenue, current and long-term	114,712	52,665	22,307	11,317	5,268
Debt and capital lease obligations, current and long-term	—	2,289	173	348	491
Preferred stock warrants	—	2,133	1,013	647	625
Convertible preferred stock	—	40,913	39,949	39,949	39,949
Total stockholders' equity (deficit)	237,544	(41,646)	(36,503)	(35,246)	(30,751)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" included in Part I, Item 1a or in other parts of this report.

Overview

        Splunk provides an innovative software platform that enables organizations to gain real-time operational intelligence by harnessing the value of their data. Our software collects and indexes data at massive scale, regardless of format or source, and enables users to quickly and easily search, correlate, analyze, monitor and report on this data, all in real time. Our software addresses the risks, challenges and opportunities organizations face with increasingly large and diverse data sets, commonly referred to as big data, and is specifically tailored for machine-generated data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities, and security threats. Our software is designed to help users in various roles, including IT and business professionals, quickly analyze their machine data and realize real-time visibility into and intelligence about their organization's operations. This operational intelligence enables organizations to improve service levels, reduce costs, mitigate security risks, demonstrate and maintain compliance and gain new insights that enable them to drive better business decisions.

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

        Our software architecture is designed to accelerate return-on-investment for our customers. It does not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Users can simply download and install the software, typically in a matter of hours, connect to their relevant machine data sources and begin realizing operational intelligence. We also offer customers with complex IT infrastructure the ability to leverage the expertise of our professional services organization to deploy our software. We base our license fees on the estimated daily data indexing capacity our customers require. Prospective customers can download a trial version of our software that provides a full set of features but limited data indexing capacity. Following the 60-day trial period, prospective customers can purchase a license for our product or continue using our product with reduced features and limited data indexing capacity. We primarily license our software under perpetual licenses whereby we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large perpetual licenses may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term.

        We intend to continue investing for long-term growth. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling features, address customer needs and enable solutions that can address new end markets. In addition, we expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally.

        Our goal is to make our software the platform for delivering operational intelligence and real-time business insights from machine data. The key elements of our growth strategy are to:

  •
  Extend our technological capabilities.

  •
  Continue to expand our direct and indirect sales organization, including our channel relationships, to acquire new customers.

  •
  Further penetrate our existing customer base and drive enterprise-wide adoption.

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

        We believe the factors that will influence our ability to achieve our goals include, among other things, our ability to deliver additional functionality; drive acquisition of new customers across geographies and industries; cultivate incremental sales from our existing customers by driving increased use of our software within organizations; provide additional solutions that leverage our core machine data engine to help organizations understand and unlock the value of their machine data in specific end markets and use cases; add additional OEM and strategic relationships to enable new sales channels for our software as well as extend our integration with third party products; and help software developers leverage the functionality of our machine data engine through SDKs and APIs.

        On April 24, 2012, we closed our initial public offering ("IPO") whereby 15,525,000 shares of common stock were sold to the public (inclusive of 2,025,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters and 992,722 shares of common stock sold by selling stockholders). The aggregate net proceeds from the offering were $225.2 million, net of underwriting discounts and commissions and offering expenses payable by us. On July 25, 2012, we closed our follow-on offering, in which certain of our stockholders sold 11,744,064 shares of common stock to the public. The aggregate offering price for shares sold in the offering was approximately $320.2 million, net of underwriting discounts and commissions. On August 1, 2012, the underwriters exercised in full their option to purchase 1,761,609 additional shares of common stock from our selling stockholders. We did not receive any proceeds from the sale of shares in the follow-on offering.

        For the fiscal years ended January 31, 2013, 2012 and 2011, our revenues were $198.9 million, $121.0 million and $66.2 million, respectively. For the fiscal year ended January 31, 2013, approximately 22% of our revenues were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of January 31, 2013, we had over 5,200 Splunk Enterprise customers, including over 60 of the Fortune 100.

        For the fiscal years ended January 31, 2013, 2012 and 2011, our GAAP operating loss was $22.0 million, $8.7 million and $3.3 million, respectively, and our non-GAAP operating loss was $1.4 million, $4.9 million and $1.7 million, respectively.

        For the fiscal years ended January 31, 2013, 2012 and 2011, our GAAP net loss was $36.7 million, $11.0 million and $3.8 million, respectively, and our non-GAAP net loss was $2.0 million, $5.2 million and $1.9 million, respectively.

        Our fiscal results reflect seasonality in the sale of our products and services. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenue in the first fiscal quarter. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short term. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period.

Non-GAAP Financial Results

        To supplement Splunk's consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States ("GAAP"), Splunk provides investors with certain non-GAAP financial measures, including non-GAAP operating income (loss), non-GAAP net income (loss), non-GAAP operating margin, and non-GAAP income (loss) per share (collectively the "non-GAAP financial measures"). These non-GAAP financial measures exclude stock-based compensation expense, employer payroll tax expense related to employee stock plans, and the change in fair value of certain preferred stock warrants previously issued by Splunk. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Splunk uses these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. Splunk believes that these non-GAAP financial measures provide useful information about Splunk's operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors' operating results.

        Splunk excludes stock-based compensation expense and employer payroll tax expense related to employee stock plans from its non-GAAP operating income (loss), non-GAAP net income (loss), non-GAAP operating margin and non-GAAP income (loss) per share. Splunk excludes share-based compensation expense because it is non-cash in nature, and excluding this expense provides meaningful supplemental information regarding Splunk's operational performance. In particular, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, Splunk believes that providing non-GAAP financial measures that exclude this expense allows investors the ability to make more meaningful comparisons between Splunk's operating results and those of other companies. Splunk excludes employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that share-based compensation expense had on Splunk's operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of Splunk's common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of Splunk's business. Splunk also excludes expense attributable to the change in fair value of certain preferred stock warrants from its non-GAAP financial measures because it is a non-recurring, non-cash expense. Accordingly, Splunk believes that excluding these expenses provides investors and management with greater visibility to the underlying performance of its business operations, facilitates comparison of its results with other periods, and may also facilitate comparison with the results of other companies in its industry. Splunk considers free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in its business, making strategic acquisitions, and strengthening its balance sheet.

        There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by Splunk's competitors, and exclude expenses that may have a material impact upon Splunk's reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in Splunk's business and an important part of the compensation provided to Splunk's employees. The non-GAAP financial measures are meant to supplement, and be viewed in conjunction with, GAAP financial measures.

        The following table reconciles GAAP operating loss to non-GAAP operating loss for the fiscal years ended January 31, 2013, 2012 and 2011 (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011
GAAP operating loss	$(22,033)	$(8,686)	$(3,294)
Stock-based compensation expense	19,480	3,760	1,585
Employer payroll tax on employee stock plans	1,155	—	—

Non-GAAP operating loss	$(1,398)	$(4,926)	$(1,709)

        The following table reconciles GAAP operating margin to non-GAAP operating margin for the fiscal years ended January 31, 2013, 2012 and 2011:

	Fiscal Year Ended January 31,
	2013	2012	2011
GAAP operating margin	(11.1)%	(7.2)%	(5.0)%
Stock-based compensation expense	9.8	3.1	2.4
Employer payroll tax on employee stock plans	0.6	—	—

Non-GAAP operating margin	(0.7)%	(4.1)%	(2.6)%

        The following table reconciles GAAP net loss to non-GAAP net loss for the fiscal years ended January 31, 2013, 2012 and 2011 (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011
GAAP net loss	$(36,681)	$(10,992)	$(3,806)
Stock-based compensation expense	19,480	3,760	1,585
Change in fair value of preferred stock warrants	14,087	2,034	366
Employer payroll tax on employee stock plans	1,155	—	—

Non-GAAP net loss	$(1,959)	$(5,198)	$(1,855)

        The following table reconciles GAAP net loss per share to non-GAAP basic and diluted net loss per share for the fiscal years ended January 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	Fiscal Year Ended January 31,
	2013	2012	2011
GAAP net loss per share	$(0.46)	$(0.53)	$(0.21)
Stock-based compensation expense	0.24	0.18	0.09
Change in fair value of preferred stock warrants	0.18	0.10	0.02
Employer payroll tax on employee stock plans	0.02	—	—

Non-GAAP basic and diluted loss per share	$(0.02)	$(0.25)	$(0.10)

Weighted-average shares used in computing Non-GAAP basic and diluted net loss per share	80,246	20,646	17,738

        The following table reconciles our net cash provided by operating activities to free cash flow for the fiscal years ended January 31, 2013, 2012 and 2011 (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011
Net cash provided by operating activities	$46,648	$14,622	$8,379
Less purchases of property and equipment	(9,077)	(8,180)	(1,471)

Free cash flow (non-GAAP)	37,571	6,442	6,908

Net cash used in investing activities	(8,563)	(8,052)	(1,310)

Net cash provided by financing activities	$236,235	$5,292	$863

Components of Operating Results

  Revenues

        License revenues.    License revenues reflect the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. We are focused on acquiring new customers and increasing revenues from our existing customers as they realize the value of our software by indexing higher volumes of machine data and expanding the use of our software through additional use cases and broader deployment within their organizations. A majority of our license revenues consists of revenues from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Customers can also purchase term license agreements, under which we recognize the license fee ratably, on a straight-line basis, over the term of the license. Due to the differing revenue recognition policies applicable to perpetual and term licenses, shifts in the mix between perpetual and term licenses from quarter to quarter could produce substantial variation in revenues recognized even if our sales remain consistent. In addition, seasonal trends that contribute to increased sales activity in the fourth fiscal quarter often result in lower sequential revenue in the first fiscal quarter, and we expect this trend to continue. For further discussion of seasonality, cyclicality and quarterly trends, as well as the impact on our margins and results, see "Quarterly Results of Operations—Seasonality, Cyclicality and Quarterly Trends," below. Comparing our revenues on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

        Maintenance and services revenues.    Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. Typically, when purchasing a perpetual license, a customer also purchases one year of maintenance service for which we charge a percentage of the license fee. When a term license is purchased, maintenance service is typically bundled with the license for the term of the license period. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. In arrangements involving a term license, we recognize both the license and maintenance revenues over the license period. We have a professional services organization focused on helping some of our largest customers deploy our software in highly complex operational environments and train their personnel. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services or provide the training.

        Professional services and training revenues as a percentage of total revenues were 7% for fiscal 2013. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

        We expect maintenance and services revenues to become a larger portion of our total revenues as our installed customer base grows.

  Cost of Revenues

        Cost of license revenues.    Cost of license revenues includes all direct costs to deliver our product, including salaries, benefits, stock-based compensation and related expenses such as employer taxes, allocated overhead for facilities and IT and amortization of acquired intangible assets. We recognize these expenses as they are incurred.

        Cost of maintenance and services revenues.    Cost of maintenance and services revenues includes salaries, benefits, stock-based compensation and related expenses such as employer taxes for our maintenance and services organization, allocated overhead for facilities and IT and consulting services. We recognize expenses related to our maintenance and services organization as they are incurred.

  Operating Expenses

        Our operating expenses are classified into three categories: research and development, sales and marketing, and general and administrative. For each category, the largest component is personnel costs, which includes salaries, employee benefit costs, bonuses, commissions as applicable, stock-based compensation and related expenses such as employer taxes. Operating expenses also include allocated overhead costs for depreciation of equipment, facilities and IT. Allocated costs for facilities consist of leasehold improvements and rent. Our allocated costs for IT include personnel costs for our IT organization and costs associated with our IT infrastructure. Operating expenses are generally recognized as incurred.

        Research and development.    Research and development expenses primarily consist of personnel and facility-related costs attributable to our research and development personnel. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our software. We expect that our research and development expenses will continue to increase as we increase our research and development headcount to further strengthen and enhance our software and invest in the development of our solutions and apps.

        Sales and marketing.    Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing and business development personnel, commissions earned by our sales personnel, and the cost of marketing and business development programs. We expect that sales and marketing expenses will continue to increase as we continue to hire additional personnel and invest in marketing programs.

        General and administrative.    General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel, legal, accounting and other professional services fees, and other corporate expenses. We have recently incurred, and expect to continue to incur, additional expenses as we expand our operations, including higher legal, corporate insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and related regulations. We also expect that general and administrative expenses will continue to increase as we expand our operations internationally.

  Other Income (Expense), net

        Other income (expense), net consists primarily of the changes in the fair value of our preferred stock warrants, interest expense on our outstanding debt and interest income on our cash balances.

  Provision for Income Taxes

        Provision for income taxes consists of state and foreign income taxes. Because of our history of United States net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets including loss carryforwards and research and development and other tax credits.

Results of Operations

        The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended January 31,
	2013		2012		2011
	(in thousands and as % of revenues)
Consolidated Statement of Operations Data:
Revenues
License	$135,922	68.3%	$88,308	73.0%	$49,926	75.4%
Maintenance and services	63,022	31.7	32,652	27.0	16,319	24.6

Total revenues	198,944	100.0	120,960	100.0	66,245	100.0

Cost of revenues
License(1)	727	0.5	890	1.0	228	0.5
Maintenance and services(1)	20,697	32.8	10,715	32.8	6,428	39.4

Total cost of revenues	21,424	10.8	11,605	9.6	6,656	10.0

Gross profit	177,520	89.2	109,355	90.4	59,589	90.0

Operating expenses
Research and development	41,853	21.0	23,561	19.5	14,025	21.2
Sales and marketing	125,098	62.9	74,782	61.8	39,909	60.2
General and administrative	32,602	16.4	19,698	16.3	8,949	13.5

Total operating expenses	199,553	100.3	118,041	97.6	62,883	94.9

Operating loss	(22,033)	(11.1)	(8,686)	(7.2)	(3,294)	(4.9)

Other income (expense), net
Interest income (expense), net	152	0.1	(94)	(0.1)	(21)	—
Change in fair value of preferred stock warrants	(14,087)	(7.1)	(2,034)	(1.7)	(366)	(0.6)

Total other income (expense), net	(13,935)	(7.0)	(2,128)	(1.8)	(387)	(0.6)

Loss before income taxes	(35,968)	(18.1)	(10,814)	(9.0)	(3,681)	(5.5)
Provision for income taxes	713	0.4	178	0.1	125	0.2

Net loss	$(36,681)	(18.5)%	$(10,992)	(9.1)%	$(3,806)	(5.7)%

(1)
Calculated as a percentage of the associated revenues.

Fiscal 2013, 2012 and 2011

  Revenues

	Fiscal Year Ended January 31,
				2013 to 2012 % Change	2012 to 2011 % Change
	2013	2012	2011
	(in thousands)
Revenues
License	$135,922	$88,308	$49,926	53.9%	76.9%
Maintenance and services	63,022	32,652	16,319	93.0%	100.1%

Total revenues	$198,944	$120,960	$66,245	64.5%	82.6%

Percentage of revenues
License	68.3%	73.0%	75.4%
Maintenance and services	31.7	27.0	24.6

Total	100.0%	100.0%	100.0%

        Fiscal 2013 compared to fiscal 2012.    Total revenues increased $78.0 million primarily due to growth in license revenues. The increase in license revenues was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 467 and 282 orders greater than $100,000 for the fiscal year ended January 31, 2013 and 2012, respectively. Our total number of Splunk Enterprise customers increased from approximately 3,700 at January 31, 2012 to approximately 5,200 at January 31, 2013. The increase in maintenance and services revenues was due to increases in sales of maintenance agreements resulting from the growth of our installed customer base as well as sales of our professional services.

        Fiscal 2012 compared to fiscal 2011.    Total revenues increased $54.7 million primarily due to growth in license revenues. The increase in license revenues was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 282 and 151 orders greater than $100,000 in fiscal 2012 and 2011, respectively. Our total number of customers increased from approximately 2,300 in fiscal 2011 to approximately 3,700 in fiscal 2012. The increase in maintenance and services revenues was due to increases in sales of maintenance agreements resulting from the growth of our installed customer base as well as sales of our professional services. We also experienced an increase in the proportion of our total revenues derived from customers outside the United States, which represented 24% and 21% of our total revenues in fiscal 2012 and 2011, respectively.

  Cost of Revenues and Gross Margin

	Fiscal Year Ended January 31,
				2013 to 2012 % Change	2012 to 2011 % Change
	2013	2012	2011
	(in thousands)
Cost of revenues
License	$727	$890	$228	(18.3)%	290.4%
Maintenance and services	20,697	10,715	6,428	93.2%	66.7%

Total cost of revenues	$21,424	$11,605	$6,656	84.6%	74.4%

Gross margin
License	99.5%	99.0%	99.5%
Maintenance and services	67.2%	67.2%	60.6%
Total gross margin	89.2%	90.4%	90.0%

        Fiscal 2013 compared to fiscal 2012.    Total cost of revenues increased $9.8 million due to the $10.0 million increase in cost of maintenance and services revenues, offset slightly by the decrease in cost of license revenue. The increase in cost of maintenance and services revenues of $10.0 million was primarily related to an increase of $4.7 million in salaries and benefits expense due to increased headcount and $5.3 million related to professional services expense, as we continue to invest in our professional services organization. Total gross margin decreased slightly, while license gross margin increased slightly and maintenance and services gross margin remained flat, due to revenue mix, with maintenance and services revenue representing a higher percentage of total revenues.

        Fiscal 2012 compared to fiscal 2011.    Total cost of revenues increased $4.9 million primarily due to the increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues of $4.3 million was primarily related to an increase of $2.1 million in salaries and benefits expense due to increased headcount, $1.3 million related to professional services expense and $0.7 million related to facilities and other overhead costs. Total gross margin was flat, although maintenance and services gross margin increased 6.6 percentage points due to increased leverage resulting from the increase in maintenance and services revenues as well as an increase in maintenance revenues as a percentage of total maintenance and services revenues.

  Operating Expenses

	Fiscal Year Ended January 31,
				2013 to 2012 % Change	2012 to 2011 % Change
	2013	2012	2011
	(in thousands)
Operating expenses
Research and development	$41,853	$23,561	$14,025	77.6%	68.0%
Sales and marketing	125,098	74,782	39,909	67.3%	87.4%
General and administrative	32,602	19,698	8,949	65.5%	120.1%

Total operating expenses	$199,553	$118,041	$62,883	69.1%	87.7%

Percentage of revenues
Research and development	21.0%	19.5%	21.2%
Sales and marketing	62.9	61.8	60.2
General and administrative	16.4	16.3	13.5

Total	100.3%	97.6%	94.9%

Includes stock-based compensation expense
Research and development	$6,170	$841	$347
Sales and marketing	8,093	1,488	495
General and administrative	4,000	1,297	684

Total stock-based compensation expense	$18,263	$3,626	$1,526

  Research and development expense

        Fiscal 2013 compared to fiscal 2012.    Research and development expense increased $18.3 million primarily due to a $15.9 million increase in salaries and benefits as we increased headcount as part of our focus on further developing and enhancing our product. We also had increases of $2.0 million related to overhead costs, also as a result of increased headcount.

        Fiscal 2012 compared to fiscal 2011.    Research and development expense increased $9.5 million primarily due to a $6.7 million increase in salaries and benefits as we increased headcount as part of our focus on further developing and enhancing our product. We also had increases of $1.6 million related to overhead costs and $0.7 million related to consulting fees.

  Sales and marketing expense

        Fiscal 2013 compared to fiscal 2012.    Sales and marketing expense increased $50.3 million primarily related to a $29.9 million increase in salaries and benefits, as we increased headcount to expand our field sales organization, as well as commissions on increased customer orders. During fiscal 2013, we continued to expand our field sales organization and opened sales offices in Japan, South Korea, Mexico, Sweden and Taiwan. We had an increase in marketing-related expenses of $7.1 million, primarily as a result of a significant increase in marketing events and advertising. Additionally, we experienced increases in overhead costs of $6.5 million and travel expenses of $3.3 million due to increased headcount.

        Fiscal 2012 compared to fiscal 2011.    Sales and marketing expense increased $34.9 million primarily related to a $25.5 million increase in salaries and benefits, as we increased headcount to expand our field sales organization, as well as commissions on increased customer orders. During fiscal 2012, we opened sales offices in Hong Kong and Singapore, and expanded our field sales organization. We also had an increase in marketing related expenses of $4.7 million, primarily as a result of a significant increase in marketing events and advertising. Additionally, we experienced increases in overhead costs of $2.0 million and travel expenses of $2.1 million due to increased headcount.

  General and administrative expense

        Fiscal 2013 compared to fiscal 2012.    General and administrative expense increased $12.9 million primarily related to a $11.3 million increase in salaries and benefits, as we increased headcount to support our overall growth and as we transition to operating as a public company. We also had an increase of $1.5 million primarily related to accounting and legal activities in connection with becoming and operating as a public company.

        Fiscal 2012 compared to fiscal 2011.    General and administrative expense increased $10.7 million primarily related to a $5.8 million increase in salaries and benefits, as we increased headcount to support our overall growth. Headcount increases in fiscal 2012 included the addition of a general counsel and a chief financial officer. We also had an increase of $4.8 million in consulting and professional services fees related to accounting, legal and recruiting activities.

  Other Income (Expense) net

	Fiscal Year Ended January 31,
				2013 to 2012 % Change	2012 to 2011 % Change
	2013	2012	2011
	(in thousands)
Other income (expense), net	$(13,935)	$(2,128)	$(387)	NM	NM

        Fiscal 2013 compared to fiscal 2012.    Other income (expense), net decreased due to $11.8 million related to the warrant re-measurement expense recorded during fiscal 2013 in conjunction with the final revaluation of our preferred stock warrants upon the completion of our IPO.

        Fiscal 2012 compared to fiscal 2011.    Other income (expense), net decreased $1.7 million primarily due to expense associated with the revaluation of our preferred stock warrants.

  Provision for Income Taxes

	Fiscal Year Ended January 31,
				2013 to 2012 % Change	2012 to 2011 % Change
	2013	2012	2011
	(in thousands)
Provision for income taxes	$713	$178	$125	NM	42.4%

        In each of fiscal 2013, 2012 and 2011 we recorded income taxes that were principally attributable to state and foreign taxes.

Quarterly Results of Operations

        The following table sets forth our unaudited quarterly statements of operations data for the last eight fiscal quarters. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this annual report and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	Apr 30, 2011	July 31, 2011	Oct 31, 2011	Jan 31, 2012	Apr 30, 2012	July 31, 2012	Oct 31, 2012	Jan 31, 2013
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues
License	$14,546	$18,766	$22,182	$32,814	$24,386	$30,203	$34,557	$46,776
Maintenance and services	6,093	7,183	8,991	10,385	12,805	14,280	17,488	18,449

Total revenues	20,639	25,949	31,173	43,199	37,191	44,483	52,045	65,225

Cost of revenues
License	136	423	153	178	129	92	62	444
Maintenance and services	1,868	2,550	3,040	3,257	4,136	4,553	5,817	6,191

Total cost of revenues(1)	2,004	2,973	3,193	3,435	4,265	4,645	5,879	6,635

Gross profit	18,635	22,976	27,980	39,764	32,926	39,838	46,166	58,590

Operating expenses
Research and development(1)	4,338	5,414	6,475	7,334	8,103	9,391	11,074	13,285
Sales and marketing(1)	12,768	16,390	19,179	26,445	24,166	27,740	32,847	40,345
General and administrative(1)	3,292	4,446	5,370	6,590	6,846	7,247	7,625	10,884

Total operating expenses	20,398	26,250	31,024	40,369	39,115	44,378	51,546	64,514

Operating loss	(1,763)	(3,274)	(3,044)	(605)	(6,189)	(4,540)	(5,380)	(5,924)

Other income (expense), net
Interest income (expense), net	(10)	(33)	(27)	(24)	(17)	101	31	37
Change in fair value of preferred stock warrants	(473)	(603)	(439)	(519)	(14,087)	—	—	—

Total other income (expense), net	(483)	(636)	(466)	(543)	(14,104)	101	31	37

Loss before income taxes	(2,246)	(3,910)	(3,510)	(1,148)	(20,293)	(4,439)	(5,349)	(5,887)
Provision for income taxes	—	—	50	128	177	136	125	275

Net loss	$(2,246)	$(3,910)	$(3,560)	$(1,276)	$(20,470)	$(4,575)	$(5,474)	$(6,162)

Net loss per share, basic and diluted:	$(0.12)	$(0.20)	$(0.17)	$(0.06)	$(0.71)	$(0.05)	$(0.06)	$(0.06)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended
	Apr 30, 2011	July 31, 2011	Oct 31, 2011	Jan 31, 2012	Apr 30, 2012	July 31, 2012	Oct 31, 2012	Jan 31, 2013
	(in thousands)
Cost of revenues	$19	$27	$37	$51	$108	$267	$322	$520
Research and development	121	181	229	310	895	1,267	1,560	2,448
Sales and marketing	179	245	405	659	858	1,505	2,093	3,637
General and administrative	191	263	370	473	811	827	710	1,652

	Three Months Ended
	Apr 30, 2011	July 31, 2011	Oct 31, 2011	Jan 31, 2012	Apr 30, 2012	July 31, 2012	Oct 31, 2012	Jan 31, 2013
	(as % of revenues)
Consolidated Statement of Operations Data:
Revenues
License	70.5%	72.3%	71.2%	76.0%	65.6%	67.9%	66.4%	71.7%
Maintenance and services	29.5	27.7	28.8	24.0	34.4	32.1	33.6	28.3

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues
License(1)	0.9	2.3	0.7	0.5	0.5	0.3	0.2	0.9
Maintenance and services(1)	30.7	35.5	33.8	31.4	32.3	31.9	33.3	33.6

Total cost of revenues	9.7	11.5	10.2	7.9	11.5	10.4	11.3	10.2

Gross profit	90.3	88.5	89.8	92.1	88.5	89.6	88.7	89.8

Operating expenses
Research and development	21.0	20.9	20.8	17.0	21.8	21.1	21.3	20.3
Sales and marketing	61.9	63.2	61.5	61.2	65.0	62.4	63.1	61.9
General and administrative	16.0	17.1	17.2	15.3	18.4	16.3	14.7	16.7

Total operating expenses	98.9	101.2	99.5	93.5	105.2	99.8	99.1	98.9

Operating loss	(8.6)	(12.7)	(9.7)	(1.4)	(16.7)	(10.2)	(10.4)	(9.1)

Other income (expense), net
Interest income (expense), net	—	(0.1)	(0.1)	(0.1)	—	0.2	0.1	0.1
Change in fair value of preferred stock warrants	(2.3)	(2.3)	(1.4)	(1.2)	(37.9)	—	—	—

Total other income (expense), net	(2.3)	(2.4)	(1.5)	(1.3)	(37.9)	0.2	0.1	0.1

Loss before income taxes	(10.9)	(15.1)	(11.2)	(2.7)	(54.6)	(10.0)	(10.3)	(9.0)
Provision for income taxes	—	—	0.2	0.3	0.5	0.3	0.2	0.4

Net loss	(10.9)%	(15.1)%	(11.4)%	(3.0)%	(55.1)%	(10.3)%	(10.5)%	(9.4)%

(1)
This percentage is calculated as a percentage of the associated revenues.

  Seasonality, Cyclicality and Quarterly Trends

        Our quarterly results reflect seasonality in the sale of our products and services. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenue in the first fiscal quarter. We believe that third fiscal quarter revenues have been and could continue to be flat compared to second fiscal quarter revenues due to a seasonal slow down in customer orders during the late summer months as a result of summer vacations and holidays in the United States and elsewhere around the world. We expect this seasonality to continue in fiscal 2014 and beyond. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short term. The timing of revenues in relation to our expenses, much of which does not vary directly with revenues, has an impact on the cost of revenues, research and development expense, sales and marketing expense, and general and administrative expense as a percentage of revenues in each fiscal quarter during the year. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

        As is typical in the software industry, we expect a significant portion of our product license orders to be received in the last month of each fiscal quarter. We typically ship products shortly after the receipt of an order. We may have backlog consisting of product license orders that have not shipped and maintenance, professional and training services that have not been billed and for which the services have not yet been performed. Historically, our backlog has varied from quarter to quarter and has been immaterial to our total revenues.

Liquidity and Capital Resources

	As of January 31,
	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$305,939	$31,599	$19,737

	Fiscal Year Ended January 31,
	2013	2012	2011
	(in thousands)
Cash provided by operating activities	$46,648	$14,622	$8,379
Cash used in investing activities	(8,563)	(8,052)	(1,310)
Cash provided by financing activities	236,235	5,292	863

        Since fiscal 2010 we have funded our operations primarily through cash generated from operations. At January 31, 2013, our cash and cash equivalents of $305.9 million were held for working capital purposes, a majority of which was invested in money market funds. We intend to increase our capital expenditures in fiscal 2014, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

  Operating Activities

        For fiscal 2013, cash inflows from our operating activities were $46.6 million, which reflects our net loss of $36.7 million, adjusted by non-cash charges of $37.8 million consisting primarily of $19.5 million for stock-based compensation, $14.1 million for the change in valuation of preferred stock warrants and $4.7 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $62.0 million increase in deferred revenue, a $12.0 million increase in accrued payroll and compensation, a $3.4 million increase in accrued expenses and other liabilities and a $0.2 million increase in accounts payable. These cash inflows were offset by cash outflows including a $29.5 million increase in accounts receivable due to increased sales and a $2.7 million related to an increase in prepaid expenses and other current assets.

        For fiscal 2012, cash inflows from our operating activities were $14.6 million, which reflects our net loss of $11.0 million, adjusted by non-cash charges of $8.2 million consisting primarily of $3.8 million for stock-based compensation, $2.0 million for the change in valuation of preferred stock warrants and $2.1 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $30.4 million increase in deferred revenue, a $11.1 million increase in accrued compensation and accrued expenses and other liabilities, primarily due to increased headcount, partially offset by a $20.3 million increase in accounts receivable, due to increased sales, and a $3.5 million increase in prepaid expenses and other current and non-current assets.

        For fiscal 2011, we generated $8.4 million of cash inflows from our operating activities, which reflects our net loss of $3.8 million, adjusted by non-cash charges of $3.4 million consisting primarily of $1.6 million for stock-based compensation and $1.0 million for depreciation and amortization. Cash inflows included an increase of $11.0 million in deferred revenues, a $6.2 million increase in accrued compensation and accrued expenses and other liabilities, and a $0.5 million increase in accounts payable due to the timing of payments, primarily due to an increase in headcount, partially offset by an $8.0 million increase in accounts receivable associated with increased sales, and a $0.9 million increase in prepaid expenses and other current assets.

  Investing Activities

        Our investing activities consist primarily of capital expenditures to purchase property and equipment, sales of short-term investments and changes in our restricted cash. In the future, we expect to continue to invest in capital expenditures to support our expanding operations.

        During fiscal 2013, 2012 and 2011, cash used in investing activities was primarily attributable to capital expenditures for technology hardware to support the growth of our business, as well as leasehold improvements on our corporate and international offices.

  Financing Activities

        For fiscal 2013, cash provided by financing activities of $236.2 million consisted primarily of initial public offering proceeds of $225.2 million, net of paid underwriter discount and issuance costs, $6.9 million from exercises of stock options and $5.3 million from proceeds received from our employee stock purchase plan. These increases were partially offset by $2.3 million related to the repayment of a term loan.

        For fiscal 2012, cash provided by financing activities of $5.3 million consisted primarily of $3.0 million of proceeds from a term loan and $3.1 million from exercises of stock options, offset by $0.7 million related to the repayment of a term loan.

        For fiscal 2011, cash provided by financing activities of $0.9 million consisted primarily of $1.0 million from exercises of stock options, offset by $0.1 million related to the repayment of a financing obligation under sale leaseback.

  Loan and Security Agreement

        In May 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was most recently amended in March 2013. As amended, the agreement includes a revolving line of credit facility as described below. The agreement contains financial covenants and other customary affirmative and negative covenants. We were in compliance with all covenants as of January 31, 2013. As part of the agreement, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets.

        We are able to borrow up to $10.0 million under the revolving line of credit facility, subject to a borrowing base determined on eligible accounts receivable and subject to a total maximum outstanding of $10.0 million. As of January 31, 2013 and 2012, we had $0 and $2.3 million outstanding on the revolving line of credit, respectively. Interest on any drawdown under the revolving line of credit accrues at the prime rate (3.25% in January 2013).

Contractual Payment Obligations

        The following summarizes our contractual commitments and obligations as of January 31, 2013:

	Payments Due by Period*
	Total	Less Than 1 year	1 - 3 years	3 - 5 years	More Than 5 years
	(in thousands)
Operating lease obligations	$45,954	$3,127	$14,618	$14,994	$13,215

*
We entered into a sublease agreement on November 16, 2012 for a portion of our office space in the United Kingdom, and the future sublease rental income of $1.3 million has been included as an offset to our future minimum rental payments.

Off-Balance Sheet Arrangements

        During fiscal 2013, 2012 and 2011, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Indemnification Arrangements

        During the ordinary course of business, we may indemnify, hold harmless and agree to reimburse for losses suffered or incurred, our customers, vendors and their affiliates for certain intellectual property infringement and other claims by third parties with respect to our products and services, in connection with our commercial end-user license arrangements or related to general business dealings with those parties.

        As permitted under Delaware law, we have entered into indemnification agreements with our officers and directors, indemnifying them for certain events or occurrences while they serve as officers or directors of the company.

        To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at January 31, 2013. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

Critical Accounting Policies and Estimates

        We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

        We believe that the assumptions and estimates associated with revenue recognition, share-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

        For further information on all of our significant accounting policies, see Note 1 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to financial market risks, primarily changes in interest rates.

Interest Rate Risk

        We had cash and cash equivalents of $305.9 million as of January 31, 2013. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

        The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. During the fiscal years ended January 31, 2013 and 2012, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

        Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate. As of January 31, 2013, the term loan facility was paid in full.

Foreign Currency Exchange Risk

        Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All of our revenues are generated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Recent Accounting Pronouncements

        For recent accounting pronouncements, see Note 1 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data

Splunk Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Splunk Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Splunk Inc. and its subsidiaries at January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
April 1, 2013

Splunk Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31, 2013	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$305,939	$31,599
Accounts receivable, net	63,948	34,495
Prepaid expenses and other current assets	6,861	4,261

Total current assets	376,748	70,355
Restricted cash	—	514
Property and equipment, net	13,205	8,919
Other assets	492	2,435

Total assets	$390,445	$82,223

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,632	$1,455
Accrued payroll and compensation	28,123	16,142
Accrued expenses and other liabilities	7,636	7,711
Deferred revenue, current portion	79,568	42,923
Term debt, current portion	—	982

Total current liabilities	116,959	69,213
Deferred revenue, non-current	35,144	9,742
Preferred stock warrant liability	—	2,133
Other liabilities, non-current	798	561
Term debt, non-current	—	1,307

Total non-current liabilities	35,942	13,743

Total liabilities	152,901	82,956

Commitments and contingencies (Note 4)
Convertible preferred stock
Convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at January 31, 2013, and 57,904,560 shares authorized with 56,930,194 shares issued and outstanding at January 31, 2012	—	40,913
Stockholders' equity (deficit):
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at January 31, 2013; and no shares authorized, issued or outstanding at January 31, 2012	—	—
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 100,920,350 shares issued and outstanding at January 31, 2013, and 106,511,960 shares authorized with 23,092,407 shares issued and outstanding at January 31, 2012	101	23
Accumulated other comprehensive loss	(135)	(24)
Additional paid-in capital	328,277	12,373
Accumulated deficit	(90,699)	(54,018)

Total stockholders' equity (deficit)	237,544	(41,646)

Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$390,445	$82,223

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2013	2012	2011
Revenues
License	$135,922	$88,308	$49,926
Maintenance and services	63,022	32,652	16,319

Total revenues	198,944	120,960	66,245

Cost of revenues(1)
License	727	890	228
Maintenance and services	20,697	10,715	6,428

Total cost of revenues	21,424	11,605	6,656

Gross profit	177,520	109,355	59,589

Operating expenses(1)
Research and development	41,853	23,561	14,025
Sales and marketing	125,098	74,782	39,909
General and administrative	32,602	19,698	8,949

Total operating expenses	199,553	118,041	62,883

Operating loss	(22,033)	(8,686)	(3,294)

Other income (expense), net
Interest income (expense), net	152	(94)	(21)
Change in fair value of preferred stock warrants	(14,087)	(2,034)	(366)

Total other income (expense), net	(13,935)	(2,128)	(387)

Loss before income taxes	(35,968)	(10,814)	(3,681)
Provision for income taxes	713	178	125

Net loss	$(36,681)	$(10,992)	$(3,806)

Net loss per share, basic and diluted:	$(0.46)	$(0.53)	$(0.21)

Weighted-average shares outstanding, basic and diluted:	80,246	20,646	17,738

(1)
Amounts include stock-based compensation expense, as follows:

Cost of revenues	$1,217	$134	$59
Research and development	6,170	841	347
Sales and marketing	8,093	1,488	495
General and administrative	4,000	1,297	684

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal Year Ended January 31,
	2013	2012	2011
Net loss	$(36,681)	$(10,992)	$(3,806)
Other comprehensive loss:
Net unrealized gain on investments	—	—	2
Foreign currency translation adjustments	(111)	(26)	—

Comprehensive loss	$(36,792)	$(11,018)	$(3,804)

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock
			Common Stock
	Series A, B, C					Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital		Accumulated Deficit
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Balances at January 31, 2010	56,730,194	$39,949	16,846,526	$17	$3,957	$—	$(39,220)	$(35,246)
Stock-based compensation	—	—	—	—	1,585	—	—	1,585
Issuance of common stock upon exercise of options	—	—	2,041,492	2	928	—	—	930
Issuance of common stock upon early exercise of options	—	—	191,741	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	32	—	—	32
Net unrealized gain on investments	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(3,806)	(3,806)

Balances at January 31, 2011	56,730,194	39,949	19,079,759	19	6,502	2	(43,026)	(36,503)
Stock-based compensation	—	—	—	—	3,760	—	—	3,760
Issuance of common stock upon exercise of options	—	—	3,595,080	4	1,983	—	—	1,987
Conversion of warrant liability to Series A convertible preferred stock upon exercise of warrant	—	914	—	—	—	—	—	—
Exercise of warrant to purchase Series A convertible preferred stock	200,000	50	—	—	—	—	—	—
Issuance of common stock upon early exercise of options	—	—	417,568	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	128	—	—	128
Net change in cumulative translation adjustment	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	(10,992)	(10,992)

Balances at January 31, 2012	56,930,194	40,913	23,092,407	23	12,373	(24)	(54,018)	(41,646)
Stock-based compensation	—	—	—	—	19,480	—	—	19,480
Issuance of common stock upon exercise of options	—	—	5,529,112	6	6,890	—	—	6,896
Conversion of preferred stock to common stock upon initial public offering	(56,930,194)	(40,913)	56,930,194	57	40,856	—	—	40,913
Issuance of common stock upon initial public offering	—	—	14,532,278	15	225,210	—	—	225,225
Issuance of common stock upon exercise of warrants	—	—	466,714	—	631	—	—	631
Reclassification of preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	16,220	—	—	16,220
Vesting of early exercised options	—	—	—	—	845	—	—	845
Vesting of restricted stock units	—	—	2,125	—	—	—	—
Common stock issued upon ESPP purchase	—	—	367,520	—	5,310	—	—	5,310
Excess tax benefits from employee stock plans	—	—	—	—	462	—	—	462
Net change in cumulative translation adjustment	—	—	—	—	—	(111)	—	(111)
Net loss	—	—	—	—	—	—	(36,681)	(36,681)

Balances at January 31, 2013	—	$—	100,920,350	$101	$328,277	$(135)	$(90,699)	$237,544

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(36,681)	$(10,992)	$(3,806)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	4,674	2,120	958
Change in fair value of preferred stock warrants	14,087	2,034	366
Stock-based compensation expense	19,480	3,760	1,585
Excess tax benefits from employee stock plans	(462)	—	—
Changes in operating assets and liabilities
Accounts receivable, net	(29,453)	(20,347)	(7,558)
Prepaid expenses, other current and non-current assets	(2,658)	(3,511)	(891)
Accounts payable	187	55	535
Accrued compensation	11,981	8,697	5,126
Accrued expenses and other liabilities	3,446	2,448	1,074
Deferred revenue	62,047	30,358	10,990

Net cash provided by operating activities	46,648	14,622	8,379

Cash flows from investing activities
Change in restricted cash	514	128	161
Purchases of property and equipment	(9,077)	(8,180)	(1,471)

Net cash used in investing activities	(8,563)	(8,052)	(1,310)

Cash flows from financing activities
Payments of financing obligation under sale leaseback	—	(173)	(175)
Repayments of term debt	(2,289)	(711)	—
Proceeds from term debt	—	3,000	—
Proceeds from initial public offering, net of offering costs	225,225	—	—
Proceeds from exercise of warrant	631	50	—
Proceeds from early exercise of employee stock options	—	1,139	108
Proceeds from exercise of stock options	6,896	1,987	930
Excess tax benefits from employee stock plans	462	—	—
Proceeds from employee stock purchase plan	5,310	—	—

Net cash provided by financing activities	236,235	5,292	863

Effect of exchange rate changes on cash and cash equivalents	20	—	—

Net increase in cash and cash equivalents	274,340	11,862	7,932
Cash and cash equivalents
Beginning of period	31,599	19,737	11,805

End of period	$305,939	$31,599	$19,737

Supplemental disclosures
Cash paid for interest	$40	$111	$16
Cash paid for income taxes	118	—	—
Non-cash investing and financing activities
Accrued purchases of property and equipment	467	584	143
Conversion of preferred stock to common stock	40,913	—	—
Vesting of early exercised options	845	128	32
Conversion of warrant liability to Series A convertible preferred stock upon exercise of warrant	—	914	—
Deferred offering costs not yet paid	—	1,339	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of the Business and Significant Accounting Policies

Business

        Splunk Inc. ("we", "us", "our") provides an innovative software platform that enables organizations to gain real-time operational intelligence by harnessing the value of their data. Our software collects and indexes data regardless of format or source, and enables users to search, correlate, analyze, monitor and report on this data. Our software addresses large and diverse data sets, commonly referred to as big data, and is specifically tailored for machine-generated data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities, and security threats. Our software is designed to help users in various roles, including IT and business professionals, analyze machine data and realize real-time visibility into and intelligence about their organization's operations. This operational intelligence enables organizations to improve service levels, reduce costs, mitigate security risks, demonstrate and maintain compliance, and gain new insights that enable them to drive better business decisions. Splunk was incorporated in California in October 2003 and was reincorporated in Delaware in May 2006.

Fiscal Year

        The Company's fiscal year ends on January 31. References to fiscal 2013, for example, refer to the fiscal year ended January 31, 2013.

Initial Public Offering

        On April 24, 2012, we closed our initial public offering ("IPO") whereby 15,525,000 shares of common stock were sold to the public (inclusive of 2,025,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters and 992,722 shares of common stock sold by selling stockholders). The aggregate net proceeds received by us from the offering were $225.2 million, net of underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into 56,930,194 shares of common stock, and outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 469,557 shares of common stock.

Follow-on Offering

        On July 25, 2012, we closed our follow-on offering, in which certain of our stockholders offered 11,744,064 shares of common stock at a price to the public of $28.25 per share. The aggregate offering price for shares sold in the offering was approximately $320.2 million, net of underwriting discounts and commissions. On August 1, 2012, the underwriters exercised in full their option to purchase 1,761,609 additional shares of common stock from our selling stockholders. We did not receive any proceeds from the sale of shares in this offering.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods covered by the financial statements and accompanying notes. In particular, we make estimates with respect to the fair value of multiple elements in revenue recognition, uncollectible accounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Description of the Business and Significant Accounting Policies (Continued)

receivable, stock-based compensation, income taxes and contingencies. Actual results could differ from those estimates.

Segments

        We operate our business as one operating segment: the development and marketing of a software platform that enables our customers to gain real-time operational intelligence by harnessing the value of their data. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Splunk Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Foreign Currency

        The functional currency of our foreign subsidiaries is the respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated Other Comprehensive Income (loss) within Stockholders' Equity (deficit). Foreign currency transaction gains and losses are included in Other Income (Expense), Net and were not material for the three years ended January 31, 2013. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Revenue Recognition

        We generate revenues primarily in the form of software license fees and related maintenance and services fees. License fees include perpetual license fees, term license fees and royalties. Maintenance and services primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available), training and professional services that are not essential to functionality.

        We recognize revenues when all of the following conditions are met:

  •
  there is persuasive evidence of an arrangement;

  •
  the software or services have been delivered to the customer;

  •
  the amount of fees to be paid by the customer is fixed or determinable; and

  •
  the collection of the related fees is probable.

        Signed agreements are used as evidence of an arrangement. If a contract signed by the customer does not exist, we use a purchase order as evidence of an arrangement. In cases where both a signed contract and a purchase order exist, we consider the signed contract to be the final persuasive evidence of an arrangement. Electronic delivery occurs when we provide the customer with access to the software via a license key. We assess whether a fee is fixed or determinable at the outset of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Description of the Business and Significant Accounting Policies (Continued)

arrangement, primarily based on the payment terms associated with the transaction. We do not generally offer extended payment terms with typical terms of payment due between 30 and 60 days from delivery of software. We assess collectability of the fee based on a number of factors such as collection history and creditworthiness of the customer. If we determine that collectability is not probable, revenue is deferred until collectability becomes probable, generally upon receipt of cash.

        When contracts contain multiple elements wherein vendor specific objective evidence ("VSOE") exists for all undelivered elements and the services, if any, are not essential to the functionality of the delivered elements, we account for the delivered elements in accordance with the "Residual Method." Perpetual license arrangements are typically accompanied by maintenance agreements. Maintenance revenues consist of fees for providing software updates on a when and if available basis and technical support for software products ("post-contract support" or "PCS") for an initial term. Maintenance revenues are recognized ratably over the term of the agreement. We have established fair value for maintenance on perpetual licenses due to consistently priced standalone sales of maintenance. Revenues related to term license fees are recognized ratably over the contract term beginning on the date the customer has access to the software license key and continuing through the end of the contract term. In these cases we do not have VSOE of fair value for maintenance as fees for support and maintenance are bundled with the license over the entire term of the contract.

        License arrangements may also include professional services and training services, which are typically delivered early in the contract term. In determining whether professional services revenues should be accounted for separately from license revenues, we evaluate whether the professional services are considered essential to the functionality of the software using factors such as the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenues is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. Training revenues are recognized as training services are delivered. VSOE of fair value of professional and training services is based upon stand-alone sales of those services. Payments received in advance of services performed are deferred and recognized when the related services are performed.

        We are unable to establish VSOE of fair value for all undelivered elements in certain arrangements that include term licenses, maintenance and services, due to the lack of VSOE for maintenance bundled with the term license. In these instances, all revenue is recognized ratably over the period that the services are expected to be performed. In arrangements where the expected service periods of maintenance services and professional or training services differ, we recognize all revenue over the longer of the expected service periods, which is generally the maintenance period.

        We do not offer credits or refunds and therefore have not recorded any sales return allowance for any of the periods presented. Upon a periodic review of outstanding accounts receivable, amounts that are deemed to be uncollectible are written off against the allowance for doubtful accounts. Our policy is to record revenues net of any applicable sales, use or excise taxes.

        We recognize revenues from the indirect sales channel upon sell-through by the partner or distributor. Sell-through is determined when we receive an order form from a reseller for a specific end-user sale. We do not offer right of return, product rotation or price protection to any of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Description of the Business and Significant Accounting Policies (Continued)

channel partners. We also have licensing arrangements with OEM customers for which royalty fees are generally recognized as revenue upon receipt of reports of units shipped, respectively. Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from OEM customers are recognized upon delivery, and on-going royalty fees are recognized upon reports of units shipped.

        In our consolidated statements of operations, revenues are categorized as license or maintenance and services revenues. We allocate revenues from arrangements containing multiple elements to each of these categories based on the VSOE of fair value for elements in each revenue arrangement and the application of the residual method for arrangements in which we have established VSOE of fair value for all undelivered elements. In arrangements where we are not able to establish VSOE of fair value for all undelivered elements, we first allocate revenues to any undelivered elements for which VSOE of fair value has been established, then allocate revenues to any undelivered elements for which VSOE of fair value has not been established based upon management's best estimate of fair value of those undelivered elements and apply a residual method to determine the license fee. Management's best estimate of fair value of undelivered elements for which VSOE of fair value has not been established is based upon the VSOE of similar offerings and other objective criteria.

        Deferred revenue consists substantially of amounts invoiced in advance of revenue recognition for our products and services described above. We recognize deferred revenue as revenue only when the revenue recognition criteria are met.

Cash and Cash Equivalents and Restricted Cash

        We consider all highly liquid instruments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. We do not hold or issue financial instruments for trading purposes. As of January 31, 2013, 2012 and 2011, $250.8 million, $19.5 million and $13.1 million, respectively, of cash and cash equivalents were invested in money market funds.

        Pursuant to the office lease agreement for our San Francisco office originally entered into in March 2008, we were originally required to maintain a minimum of $1.3 million in a letter of credit to the landlord for the security of the lease agreement. This amount was reduced to zero over the term of the lease during fiscal 2013. At January 31, 2013, 2012 and 2011, we had $0, $0.6 million and $0.8 million, respectively, of restricted cash satisfying the required amounts, which was held in a money market account. At January 31, 2013, 2012 and 2011, the current portion was $0, $0.1 million and $0.2 million and the noncurrent portion was $0, $0.5 million and $0.6 million, which amounts were included on the consolidated balance sheet in Prepaid expenses and other current assets and Other assets, respectively.

Concentration of Risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain the majority of our cash balance at one financial institution that management believes is a high-credit, quality financial institution and invest our cash equivalents in highly rated money market funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Description of the Business and Significant Accounting Policies (Continued)

        At January 31, 2013, there was one customer that represented approximately 31% of total accounts receivable. At January 31, 2012, there was one customer that represented approximately 17% of total accounts receivable.

        Our accounts receivable is subject to collection risks. Our gross accounts receivable is reduced for this risk by an allowance for doubtful accounts. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is an estimate and is regularly evaluated for adequacy by taking into consideration a combination of factors. We look at factors such as past collection experience, credit quality of the customer, age of the receivable balance, and current economic conditions. These factors are reviewed to determine whether an allowance for bad debts should be recorded to reduce the receivable balance to the amount believed to be collectible.

        The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Fiscal Year Ended January 31,
(in thousands)	2013	2012	2011
Balance at beginning of period	$557	$400	$321
Add: bad debt expense	286	247	444
Less: write-offs, net of recoveries	(22)	(90)	(365)

Balance at end of period	$821	$557	$400

Fair Value of Financial Instruments

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

        Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

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

        Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability. Our convertible preferred stock warrant liability was classified within Level 3 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Description of the Business and Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

        We evaluate the recoverability of our long-lived assets including amortizable intangible and tangible assets. Acquired intangible assets are amortized over their useful lives. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We recognize such impairment in the event the net book value of such assets exceeds their fair value. If the fair value of the long-lived assets exceeds the carrying value of the net assets assigned, then the assets are not impaired and no further testing is performed. If the carrying value of the net assets assigned exceeds the fair value of the assets, then we must perform the second step of the impairment test in order to determine the implied fair value. No impairment of long-lived assets has occurred in the fiscal periods presented.

Property and Equipment

        Property and equipment are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the Consolidated Statements of Operations. Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense in the period incurred.

        The following table presents the estimated useful lives of our property and equipment:

Useful Life
Computer equipment and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the useful life of the asset or the lease term

Capitalized Software Development Costs

        Capitalization of software development costs for software to be sold, leased, or otherwise marketed begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. We did not capitalize any internal software development costs for fiscal 2013 and 2012 because the cost incurred and the time between technological feasibility and product release was insignificant. For fiscal 2013, 2012 and 2011, total amortization expense was $118,000, $334,000 and $48,000 respectively, from capitalized purchased technology of $0.5 million in December 2010.

        Costs related to software acquired, developed or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. We define the design, configuration, and coding process as the application development stage. For fiscal 2013 and 2012, we capitalized $2.8 million and $1.6 million of costs related to computer software developed for internal use, which is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Description of the Business and Significant Accounting Policies (Continued)

included in Property and Equipment on the Consolidated Balance Sheets, respectively. During fiscal 2013, $278,000 of these costs were amortized.

        As of January 31, 2013, expected future amortization for capitalized computer software costs developed for internal use is as follows:

Fiscal years:
2014	$555,000
2015	555,000
2016	555,000
2017	555,000
2018	278,000

$2,498,000

Commissions

        Commissions are recorded as a component of sales and marketing expenses and consist of the variable compensation paid to our sales force. Sales commissions are earned and recorded at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales personnel are recoverable only in the case that we cannot collect the invoiced amounts associated with a sales order. Commission expense was $26.9 million, $22.3 million and $9.9 million for fiscal 2013, 2012 and 2011 respectively.

Leases

        We lease our facilities under operating leases. For leases that contain rent escalation or rent concession provisions, we record the total rent expense during the lease term on a straight-line basis over the term of the lease. We record the difference between the rent paid and the straight-line rent expense as a current and non-current deferred rent liability in Accrued expenses and other liabilities and Other liabilities, non-current, respectively, in the accompanying Consolidated Balance Sheets. Rent expense was $3.9 million, $2.6 million and $1.6 million during fiscal 2013, 2012 and 2011, respectively.

Advertising Expense

        We expense advertising costs as incurred. We incurred $6.0 million, $3.7 million and $2.0 million in advertising expenses for fiscal 2013, 2012 and 2011, respectively. Advertising costs are recorded in Sales and marketing expenses within the accompanying Consolidated Statements of Operations.

Stock-Based Compensation

        We recognize compensation expense for all share-based payment awards, including stock options and restricted stock, based on the estimated fair value of the award on the grant date in the Consolidated Statements of Operations over the related vesting periods. The expense recorded is based on awards ultimately expected to vest and therefore is reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We calculate the fair value of options using the Black-Scholes method and expense using the straight-line attribution approach.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Description of the Business and Significant Accounting Policies (Continued)

        We account for equity awards issued to non-employees, such as consultants, in accordance with the guidance relating to equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services, using the Black-Scholes method to determine the fair value of such instruments. Awards granted to non-employees are remeasured over the vesting period, and the resulting value is recorded as an expense over the period the services are received.

        The fair value of each option grant and stock purchase right granted under the Employee Stock Purchase Plan ("ESPP") was estimated on the date of grant using the Black-Scholes option pricing model. We recognize stock-based expenses related to our ESPP on a straight-line basis over the offering period, which is twelve months. Stock-based expenses are recognized net of estimated forfeiture activity.

        The determination of the grant date fair value of options using an option-pricing model is affected by assumptions regarding a number of other complex and subjective variables, which include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends.

Income Taxes

        Income taxes are accounted for under the asset and liability method in accordance with authoritative guidance for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        We adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, on February 1, 2009. There was no impact upon adoption of ASC 740-10 as our liability recognized under previous accounting guidance was consistent with that required under the new guidance. We have adopted the accounting policy that interest expense and penalties relating to income tax positions are classified within the provision for income taxes.

Recently Issued Accounting Pronouncements

        On June 16, 2011, the FASB issued new authoritative guidance on comprehensive income (loss) that eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders' equity. Instead, we must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss), which contains two sections, net income and other comprehensive income (loss), or in two separate but consecutive statements. We adopted this authoritative guidance in our first fiscal quarter ended April 30, 2012 by including a new separate consolidated statement of comprehensive loss.

(2) Fair Value Measurements

        The carrying amounts of certain of our financial instruments including cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. Based on borrowing rates currently available to us for financing obligations with similar

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Fair Value Measurements (Continued)

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

        The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of January 31, 2013 and 2012 (in thousands):

	January 31, 2013				January 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$250,810	$—	$—	$250,810	$20,142	$—	$—	$20,142
Liabilities:
Preferred stock warrants	$—	$—	$—	$—	$—	$—	$(2,133)	$(2,133)
Reported as:
Assets:
Cash and cash equivalents				$250,810				$19,499
Prepaid expenses and other current assets				—				129
Restricted cash				—				514

Total				$250,810				$20,142
Liabilities:
Preferred stock warrant liability				$—				$(2,133)

        Our investments in money market funds are measured at fair value on a recurring basis. Our money market funds are targeted to be priced and have a net asset value of $1 per share. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments are classified as Level 1.

        During the fiscal year ended January 31, 2013, we did not remeasure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, such as intangible assets, and property and equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Fair Value Measurements (Continued)

        Prior to the closing of our IPO on April 24, 2012, our preferred stock warrants were categorized as Level 3 because they were valued based on unobservable inputs and management's judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments. These assumptions are inherently subjective and involve significant management judgment.

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

(3) Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of January 31,
	2013	2012
Computer equipment and software	$16,077	$10,712
Furniture and fixtures	2,714	1,964
Leasehold improvements	4,129	1,903

	22,920	14,579
Less: accumulated depreciation and amortization	(9,715)	(5,660)

Property and equipment, net	$13,205	$8,919

        Depreciation and amortization expense was $4.7 million, $2.1 million and $1.0 million for the fiscal years ended January 31, 2013, 2012 and 2011 respectively.

(4) Commitments and Contingencies

  Capital Lease Obligation

        In September 2008, we entered into a purchase and sale agreement to sell equipment totaling $0.5 million and leaseback the same equipment over a period of 36 months. We had the option to purchase all, but not less than all, of the equipment for a mutually agreed upon market value plus taxes applicable at the end of the lease. Due to our continuing involvement in certain aspects of this equipment, the sale and leaseback of this equipment does not qualify as a sale-leaseback under United States generally accepted accounting principles, but rather accounted for as a financing of the equipment. We recorded a financing obligation liability totaling $0.5 million in December 2008. Payments under the financing were made monthly through December 31, 2011 at an interest rate of 8% per annum. At January 31, 2013, we had no payments remaining under the financing.

  Operating Lease Commitments

        We lease our office spaces under non-cancelable operating leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $3.9 million, $2.6 million and $1.6 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Commitments and Contingencies (Continued)

for the fiscal years ended January 31, 2013 and 2012 and 2011, respectively. Future minimum rental payments required under the operating lease agreements as of January 31, 2013 are as follows:

	Payments Due by Period*
	Total	Less Than 1 year	1 - 3 years	3 - 5 years	More Than 5 years
	(in thousands)
Operating lease obligations	$45,954	$3,127	$14,618	$14,994	$13,215

*
We entered into a sublease agreement on November 16, 2012 for a portion of our office space in the United Kingdom, and the future sublease rental income of $1.3 million has been included as an offset to our future minimum rental payments.

  Legal Proceedings

        We are subject to certain routine legal proceedings, as well as demands and claims that arise in the normal course of our business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position, nor is it possible to provide an estimated amount of any such loss. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows, or both, in a particular quarter.

  Indemnification Arrangements

        During the ordinary course of business, we may indemnify, hold harmless and agree to reimburse for losses suffered or incurred, our customers, vendors and their affiliates for certain intellectual property infringement and other claims by third parties with respect to our products and services, in connection with our commercial end-user license arrangements or related to general business dealings with those parties.

        As permitted under Delaware law, we have entered into indemnification agreements with our officers and directors, indemnifying them for certain events or occurrences while they serve as officers or directors of the company.

        To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at January 31, 2013. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

  Export Contingency

        Our products are subject to United States export controls that prohibit the shipment of certain products and services without the required export authorizations or export to countries, governments, and persons targeted by United States sanctions. While we have taken precautions to prevent our products and services from being exported in violation of these laws, in certain instances we shipped our encryption products prior to obtaining the required export authorizations and certain of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Commitments and Contingencies (Continued)

products that are available at no cost have been downloaded by persons in countries that are the subject of United States embargoes. These exports were likely made in violation of United States export control and sanction laws. As a result, in March 2012, we filed Final Voluntary Self Disclosures with the United States Department of Commerce's Bureau of Industry and Security ("BIS"), and the United States Department of Treasury's Office of Foreign Assets Control ("OFAC"), concerning these potential violations. On July 3, 2012, OFAC notified us that it had completed its review of these matters and closed its review with the issuance of a Cautionary Letter, and on November 15, 2012, BIS notified us that it had completed its review of these matters and closed its review with the issuance of a Warning Letter. No monetary penalties were assessed against the Company by either OFAC or BIS.

(5) Debt Financing Facilities

        In May 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was most recently amended in March 2013. As amended, the agreement includes a revolving line of credit facility as described below. The agreement contains financial covenants and other customary affirmative and negative covenants. We were in compliance with all covenants as of January 31, 2013. As part of the agreement, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets.

        We are able to borrow up to $10.0 million under the revolving line of credit facility, subject to a borrowing base determined on eligible accounts receivable and subject to a total maximum outstanding of $10.0 million. As of January 31, 2013 and 2012, we had $0 and $2.3 million outstanding on the revolving line of credit, respectively. Interest on any drawdown under the revolving line of credit accrues at the prime rate (3.25% in January 2013).

(6) Common Stock

        Our certificate of incorporation, as amended and restated, authorizes us to issue 1,000,000,000 shares of common stock, $0.001 par value per share. At January 31, 2013 and January 31, 2012, 100,920,350 shares and 23,092,407 shares of common stock were issued and outstanding, respectively.

  Early Exercise of Employee Options

        Stock options granted under our stock option plan provide certain employee option holders the right to exercise unvested options for shares of restricted common stock. Shares of restricted common stock, in the amounts of 93,750 and 411,318 at January 31, 2013 and January 31, 2012, respectively, were subject to a repurchase right held by us at the original issuance price in the event the optionees' employment is terminated either voluntarily or involuntarily. For early exercises of employee options, this repurchase right generally lapses as to 1/4th of the shares subject to the option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter.

        These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding. However, these restricted shares are only deemed outstanding for basic earnings per share computation purposes upon the respective repurchase rights lapsing. We treat cash received from employees for the exercise of unvested options as a refundable deposit shown as a liability in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Convertible Preferred Stock

        Upon the closing of our IPO, all outstanding shares of convertible preferred stock were converted into shares of common stock. Warrants to purchase convertible preferred stock were converted into warrants to purchase common stock.

  Warrants to Purchase Convertible Preferred Stock

        Prior to the closing of our IPO, we remeasured the fair value of the preferred stock warrants at each balance sheet date. The fair value of the outstanding warrants was classified within non-current liabilities on the consolidated balance sheets, and any changes in fair value were recognized as a component of Other income (expense), net in our consolidated statements of operations. We performed the final remeasurement of the warrants at the closing date of our IPO and recorded an expense of $14.1 million arising from the revaluation during the three months ended April 30, 2012. The fair value of the outstanding warrants was determined using the Black-Scholes option-pricing model. We determined the fair value of each warrant on the issuance date and subsequent reporting dates using the Black-Scholes pricing model utilizing the assumptions noted below. The expected term of the warrant is based on the remaining contractual expiration period. The expected stock price volatility for our stock was determined by examining the historical volatilities of a group of our industry peers as we did not have any trading history of our common stock. The risk-free interest rate was calculated using the average of the published interest rates for United States Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero as we did not have any history of, nor plans for, dividend payments.

        The following assumptions were used to estimate the value of the preferred stock warrants during the fiscal years ended January 31, 2013 and 2012, respectively:

	Fiscal Year Ended January 31, 2013	Fiscal Year Ended January 31, 2012
Expected volatility	49.7 - 53.2	49.4 - 57.1
Risk-free rate	0.50 - 1.40	0.39 - 1.09
Dividend yield	—	—
Expected term (in years)	3.38 - 6.30	2.65 - 7.22

        The change in the fair value of the preferred stock warrant liability is summarized below:

	Warrant Liability
(in thousands)	Balance at beginning of period	Change in fair value of preferred stock warrants	Exercises	Conversion of preferred stock warrants to common stock warrants	Balance at end of period
January 31, 2012	$1,013	$2,034	$(914)	$—	$2,133
January 31, 2013	2,133	14,087	—	(16,220)	—

(8) Stock Compensation Plans

  Equity Incentive Plans

        In November 2003, our board adopted the 2003 Equity Incentive Plan (the "2003 Plan"). The 2003 Plan authorizes the granting of common stock options and restricted stock awards to employees, directors and consultants.

        In January 2012, our board approved the 2012 Equity Incentive Plan (the "2012 Plan"), which became effective upon the effectiveness of our IPO registration statement on Form S-1, on April 18,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Stock Compensation Plans (Continued)

2012. The 2012 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and any parent and subsidiary corporations' employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights, performance units and performance shares to our employees, directors and consultants and any parent or subsidiary corporations' employees and consultants. Upon the effectiveness of our IPO registration statement on Form S-1, all shares that were reserved but not issued under the 2003 Plan became available for issuance under the 2012 Plan and no further shares will be granted pursuant to the 2003 Plan. Canceled or forfeited equity awards under the 2003 Plan will also become available for issuance under the 2012 Plan. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes or our outstanding stock, the term must not exceed five years. Options and RSUs generally vest over four years.

        These plans, other than the 2003 Plan, provide for annual automatic increases on February 1 to the shares reserved for issuance. The number of shares available for issuance under the 2012 Plan equal to the least of 10 million shares, 5% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year or such other amount as our board may determine. The number of shares available for issuance under the ESPP Plan equal to the least of 4 million shares, 2% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or such other amount as may be determined by our board of directors.

        The following table summarizes the stock option and RSU award activity during the fiscal year ended January 31, 2013:

		Options Outstanding				RSUs Outstanding
	Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)	Shares
					(in thousands)
Balances as of January 31, 2011	3,962,567	16,771,360	$0.67
Additional Shares Authorized	8,500,000
Options granted	(9,745,800)	9,745,800	3.55
Options exercised		(4,012,648)	0.78
Options forfeited and expired	599,222	(599,222)	1.32

Balances as of January 31, 2012	3,315,989	21,905,290	1.92
Additional Shares Authorized	10,000,000
Options granted	(3,644,484)	3,644,484	13.69
Options exercised		(5,529,112)	1.25
Options forfeited and expired	1,103,115	(1,103,115)	4.02
RSUs granted	(2,957,332)					2,957,332
RSUs vested						(2,125)
RSUs forfeited and expired	50,500					(50,500)

Balances as of January 31, 2013	7,867,788	18,917,547	$4.26	7.69	$544,606	2,904,707

Vested and expected to vest		17,609,470	$4.14	7.63	$509,044	2,594,028

Exercisable as of January 31, 2013		8,534,011	$1.32	6.56	$270,045

(1)
The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of January 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Stock Compensation Plans (Continued)

        No income tax benefit has been recognized relating to stock-based compensation expenses and $0.5 million in tax benefits have been realized from exercised stock options. At January 31, 2013, there was a total unrecognized compensation cost of $31.2 million related to these stock options, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.0 years. At January 31, 2013, there was a total unrecognized compensation cost of $76.3 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.8 years.

        The aggregate intrinsic value of options exercised during the fiscal year ended January 31, 2013 was $134.7 million. The weighted-average grant date fair value of options granted was $7.65 per share for the fiscal year ended January 31, 2013. The weighted-average grant date fair value of RSUs granted was $31.13 per share for the fiscal year ended January 31, 2013. The aggregate intrinsic value of RSUs vested during the fiscal year ended January 31, 2013 was $0.06 million.

        At January 31, 2012, there was a total unrecognized compensation cost of $14.9 million related to these stock options, adjusted for estimated forfeitures, which was expected to be recognized over the next 3.32 years. The total intrinsic value of options exercised during fiscal 2012 was $11.2 million. The weighted-average grant date fair value of options granted was $1.72 for fiscal 2012.

  Employee Stock Purchase Plan

        Concurrent with the effectiveness of our registration statement on Form S-1, on April 18, 2012, our 2012 Employee Stock Purchase Plan (the "ESPP") became effective. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. The ESPP provides for consecutive 12-month offering periods, starting on the first trading day on or after June 15 and December 15 of each year. The first offering period began on the first trading day after the effective date of our registration statement and will end on June 15, 2013.

  Stock-Based Compensation Expense

        Stock-based compensation expense related to our stock-based awards, employee stock purchases and restricted stock units was allocated as follows:

	Fiscal Year Ended January 31,
(in thousands)	2013	2012	2011
Cost of revenues	$1,217	$134	$59
Research and development	6,170	841	347
Sales and marketing	8,093	1,488	495
General and administrative	4,000	1,297	684

Total stock-based compensation expense	$19,480	$3,760	$1,585

  Valuation Assumptions

        We estimated the fair values of each option awarded on the date of grant using the Black-Scholes option pricing model utilizing the assumptions noted below. The expected term of the options is based on the average period the stock options are expected to remain outstanding calculated as the midpoint of the options' vesting terms and contractual expiration periods, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Stock Compensation Plans (Continued)

employment termination behavior. The expected stock price volatility for our stock was determined by examining the historical volatilities of a group of our industry peers as we do not have sufficient trading history of our common stock. The risk-free interest rate was calculated using the average of the published interest rates United States Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero as we do not have any history of, nor plans to make, dividend payments.

        The following assumptions were used to estimate the fair value of options granted to employees:

Fiscal Year Ended January 31,
	2013	2012	2011
Expected volatility	50.0 - 53.2%	48.4 - 56.5%	51.8 - 54.1%
Risk-free rate	0.82 - 1.41%	0.92 - 2.47%	1.48 - 2.92%
Dividend yield	—	—	—
Expected term (in years)	5.90 - 6.13	5.25 - 6.08	5.45 - 6.08

        Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Forfeitures were estimated based on historical experience.

        The following assumptions were used to estimate the fair value of nonemployee options:

Fiscal Year Ended January 31,
	2013	2012	2011
Expected volatility	49.7 - 51.7%	52.6 - 58.0%	66.1 - 66.1%
Risk-free rate	1.38 - 1.87%	1.70 - 1.80%	3.39 - 3.39%
Dividend yield	—	—	—
Expected term (in years)	8.05 - 9.35	9.06 - 9.88	9.98 - 9.98

        The following assumptions were used to estimate the fair value of the ESPP:

Fiscal Year Ended January 31,
	2013	2012	2011
Expected volatility	42.0 - 49.1%	—	—
Risk-free rate	0.10 - 0.19%	—	—
Dividend yield	—	—	—
Expected term (in years)	0.50 - 1.16	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Geographic Information

Revenue

        Revenues by geography are based on the shipping address of the customer. The following tables present our revenues by geographic region for the periods presented (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011
United States	$155,926	$91,935	$52,366
International	43,018	29,025	13,879

Total revenues	$198,944	$120,960	$66,245

        Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. No individual customer represented greater than 10% of total revenues during any of the periods presented. At January 31, 2013, one customer represented 31% of total accounts receivable. At January 31, 2012, there was one customer that represented approximately 17% of total accounts receivable.

Property and Equipment

        The following tables present our property and equipment by geographic region for the periods presented (in thousands):

	As of January 31,
	2013	2012
United States	$11,471	$8,914
International	1,734	5

Total property and equipment, net	$13,205	$8,919

        As of January 31, 2013, one country, the United Kingdom, represented approximately 13% of total property and equipment.

(10) Income Taxes

        Loss before income tax expense consists of the following for the periods shown below (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011
United States	$(37,613)	$(11,318)	$(3,681)
International	1,645	504	—

Total	$(35,968)	$(10,814)	$(3,681)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Income Taxes (Continued)

        Income tax expense consists of the following for the periods shown below (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011
Current tax provision:
Federal	$—	$—	$—
State	50	5	6
Foreign	944	173	119

Total current tax provision	994	178	125

Deferred tax provision:
Federal	—	—	—
State	—	—	—
Foreign	(281)	—	—

Total deferred tax provision	(281)	—	—

Total tax provision	$713	$178	$125

        For the fiscal years ended January 31, 2013, 2012 and 2011, our tax provision consisted principally of state and foreign income tax expense. The foreign tax expense recorded for fiscal 2011 consists entirely of an estimated, uncertain tax position for which we believe it is more-likely-than-not that we will incur a tax liability. This position is related to operating in foreign jurisdictions prior to establishing a legal presence. The foreign tax expense recorded for fiscal 2013 and 2012 consists of continued estimated uncertain tax positions as well as foreign taxes from legal entities established in foreign jurisdictions during the fiscal year.

        The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011
Expected provision at United States federal statutory rate	$(12,229)	$(3,677)	$(1,252)
State income taxes—net of federal benefit	(375)	(631)	(215)
Stock options	4,452	1,064	358
Preferred stock warrant	—	810	—
Research and development tax credits	(2,725)	(440)	(466)
Tax reserve for uncertain tax positions	25	99	118
Change in valuation allowance	11,205	2,707	1,545
Other	360	246	37

Total tax provision	$713	$178	$125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Income Taxes (Continued)

        Deferred tax assets and liabilities consist of the following (in thousands):

	Fiscal Year Ended January 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$14,238	$12,658
Accrued liabilities	5,682	5,429
Tax credit carryforwards	5,695	1,984
Intangible assets	—	163
Deferred Revenue	5,270	—
Valuation allowance	(29,154)	(19,383)

Total deferred tax assets	1,731	851

Deferred tax liabilities:
Depreciation and amortization	(1,450)	(851)

Total deferred tax liabilities	(1,450)	(851)

Net deferred taxes	281	—

Recorded as:
Current deferred tax assets	2,886	2,750
Current valuation allowance	(2,572)	(2,750)
Non-current deferred tax assets	26,548	16,633
Non-current valuation allowance	(26,581)	(16,633)

Net deferred tax assets	$281	$—

        On the consolidated balance sheets, these deferred tax assets are included in Prepaid expenses and other current assets and Other assets.

        Net operating loss and tax credit carry forwards as of January 31, 2013 are as follows (in thousands):

	Amount	Expiration years
Net operating loss, federal	$154,915	2025 - 2033
Net operating loss, state	154,893	2016 - 2033
Tax credit, federal	4,940	2026 - 2033
Tax credit, state	3,948	N/A

        ASC Topic 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that we assess that realization is more likely than not. Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Due to our history of U.S. operating losses, we believe the recognition of the deferred tax assets arising from the above mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net U.S. deferred tax assets. The valuation allowance totaled $29.2 million, $19.4 million and $16.7 million for fiscal 2013, 2012, and 2011, respectively.

        The net change in the valuation allowance was an increase of $9.8 million between fiscal 2013 and 2012, an increase of $2.7 million between fiscal 2012 and 2011 and an increase of $1.5 million between

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Income Taxes (Continued)

fiscal 2011 and 2010. At January 31, 2013, we had federal and state net operating loss carryforwards of $154.9 million and $154.9 million, respectively. The net operating losses for federal and state purposes begin to expire starting in 2025 and 2016, respectively. Additionally, we had federal and state research and development tax credit carryforwards of $4.9 million and $3.9 million as of January 31, 2013 and 2012, respectively. Our federal tax credits will start to expire in 2026 if not utilized.

        If certain factors change, we may determine that there is sufficient positive evidence to support a reversal of, or decrease in, the valuation allowance. If we were to reverse all or some part of our valuation allowance our financial statements in the period of reversal would likely reflect an increase in assets on our balance sheet and a corresponding tax benefit to our statement of operations in the amount of the reversal.

        Because of certain prior period ownership changes, the utilization of a portion of our United States federal and state NOL and tax credit carryforwards may be limited. We have not finalized our analysis to determine the annual 382 limitation, but if we were to determine that certain amounts of the NOL or tax credits were limited, a portion of our deferred tax asset and valuation allowance could be adjusted.

        Effective February 1, 2009, we adopted the guidance on accounting for uncertainty in income taxes as set forth under ASC 740 Income Taxes. This guidance clarified the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. There was no impact upon adoption as our liability recognized under previous accounting guidance was consistent with that required under the new guidance. At January 31, 2013, our liability for uncertain tax positions was $2.1 million.

        As of January 31, 2013, $0.2 million of the liability for unrecognized tax positions would, if recognized, impact our effective tax rate. The remainder will not, if recognized, affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets.

	Fiscal Year Ended January 31,
(in thousands)	2013	2012	2011
Balance at beginning of year	$1,056	$817	$442
Increase related to prior year tax positions	—	—	—
Decrease related to prior year tax positions	(13)	—	—
Increase related to current year tax positions	1,062	239	375
Settlements with tax authorities	—	—	—
Decrease related to lapse of statue of limitations	—	—	—

Balance at end of year	$2,105	$1,056	$817

        The adoption of this guidance required us to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments were reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Income Taxes (Continued)

        We are subject to income taxes in United States federal and various state and local jurisdictions. Generally, we are no longer subject to United States federal, state and local tax examinations for tax years ended before December 31, 2008. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

        We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 31, 2013 and 2012, there was accrued interest and penalties of $90,000 and $81,000, respectively.

        We intend either to invest our non-U.S. earnings permanently in foreign operations or to remit these earnings to our United States entities in a tax-free manner. For this reason, we do not record federal income taxes on the undistributed earnings of $2 million of our foreign subsidiaries. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known unless a decision is made to repatriate the earnings.

(11) Net Loss Per Share

        Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including preferred stock, stock options, RSUs and warrants, to the extent dilutive.

        The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2013	2012	2011
Numerator:
Net loss	$(36,681)	$(10,992)	$(3,806)

Denominator:
Weighted-average common shares outstanding	80,465	20,921	17,755
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(219)	(275)	(17)

Weighted-average shares used to compute net loss per share, basic and diluted	80,246	20,646	17,738

Net loss per share, basic and diluted	$(0.46)	$(0.53)	$(0.21)

        Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Net Loss Per Share (Continued)

outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of January 31,
	2013	2012	2011
Shares subject to outstanding common stock options	18,917,547	21,905,290	16,771,360
Shares subject to outstanding RSUs	2,904,707	—	—
Series A convertible preferred stock	—	20,600,000	20,400,000
Series B convertible preferred stock	—	20,304,560	20,304,560
Series C convertible preferred stock	—	16,025,634	16,025,634
Employee stock purchase plan	368,848	—	—
Shares subject to common stock warrants	—	—	—
Shares subject to preferred stock warrants	—	469,557	669,557

Total	22,191,102	79,305,041	74,171,111

(12) Related Party Transactions

        Certain members of our Board serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours. We believe the transactions between these companies and us were carried out on terms that are consistent with similar transactions with our other similarly situated customers or vendors. We recognized revenue from sales to these companies of $2.0 million, $1.6 million, and $0.5 for the fiscal years ended January 31, 2013, 2012 and 2011, respectively. We had $0 and $1.2 million of accounts receivable from these companies as of January 31, 2013 and January 31, 2012, respectively. We also recorded $0.9 million, $0.3 million, and $0.2 million in expenses related to purchases from these companies during the fiscal years ended January 31, 2013, 2012 and 2011, respectively. There were no accounts payable to these companies as of January 31, 2013 or January 31, 2012.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

        Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

        As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of the Company, with regard to their Splunk-related activities. Our code of business conduct and ethics is available on our website at http://investors.splunk.com/governance.cfm. We will post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the NASDAQ Stock Market.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" and "Board of Directors and Corporate Governance—Non-Employee Director Compensation" in our Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management," and "Executive Compensation-Equity Compensation Plan Information" in our Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference to the section entitled "Related Party Transactions" and "Board of Directors and Corporate Governance—Director Independence" in our Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

        Documents filed as part of this report are as follows:

  1.
  Consolidated Financial Statements: Our Consolidated Financial Statements are listed in the "Index to Consolidated Financial Statements" Under Part II, Item 8 of this report.

  2.
  Financial Statement Schedules: Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

  3.
  Exhibits: The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT

INDEX

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q filed on June 13, 2012).
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 filed with the Registrant's Quarterly Report on Form 10-Q filed on June 13, 2012) .
4.1		Specimen common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 filed with the Registrant's Registration Statement on Form S-1 filed on April 6, 2012).
4.2
Second Amended and Restated Investors' Rights Agreement, dated as of August 31, 2007, as amended, between the Registrant and certain holders of the Registrant's capital stock named therein (incorporated by reference to Exhibit 4.2 filed with the Registrant's Registration Statement on Form S-1 filed on February 17, 2012).
10.1	#
Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-1 filed on January 12, 2012).
10.2	#
2003 Equity Incentive Plan, as amended, and Forms of Stock Option Agreement under 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant's Registration Statement on Form S-1 filed on January 12, 2012).
10.3	#	2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with the Registrant's Registration Statement on Form S-1 filed on April 6, 2012).
10.4	#	2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 filed with the Registrant's Registration Statement on Form S-1 filed on April 6, 2012).
10.5
Office Lease, dated as of March 6, 2008, as amended, between Brannan Propco, LLC and the Registrant (incorporated by reference to Exhibit 10.5 filed with the Registrant's Registration Statement on Form S-1 filed on January 12, 2012).
10.6
First Amendment to Office Lease, dated as of June 10, 2011, between Kilroy Realty, L.P. and the Registrant (incorporated by reference to Exhibit 10.6 filed with the Registrant's Registration Statement on Form S-1 filed on January 12, 2012).
10.7
Second Amendment to Office Lease, dated as of November 20, 2012, between Kilroy Realty, L.P. and Splunk Inc. (incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on November 26, 2012).
10.8
Cupertino City Center Net Office Lease, dated as of January 14, 2011, between Cupertino City Center Buildings and the Registrant (incorporated by reference to Exhibit 10.7 filed with the Registrant's Registration Statement on Form S-1 filed on January 12, 2012).
10.9
Loan and Security Agreement, dated as of May 29, 2009, as amended, between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.8 filed with the Registrant's Registration Statement on Form S-1 filed on February 17, 2012).

Exhibit Number		Description
10.10		Third Amendment to Amendment to Loan and Security Agreement, dated as of June 26, 2012, between Silicon Valley Bank and the Registrant. (incorporated by reference to Exhibit 10.9 filed with the Registrant's Registration Statement on Form S-1 filed on June 27, 2012).
10.11
Fourth Amendment to Loan and Security Agreement, dated as of August 29, 2012, between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q filed on September 13, 2012).
10.12
Fifth Amendment to Loan and Security Agreement, dated as of October 31, 2012, between Silicon Valley Bank and Splunk Inc. (incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q filed on December 13, 2012).
10.13		Sixth Amendment to Loan and Security Agreement, dated as of December 24, 2012, between Silicon Valley Bank and Splunk Inc.
10.14		Seventh Amendment to Loan and Security Agreement, dated as of March 1, 2013, between Silicon Valley Bank and Splunk Inc.
10.15		Eighth Amendment to Loan and Security Agreement, dated as of March 29, 2013, between Silicon Valley Bank and Splunk Inc.
10.16	#
Employment Offer Letter between the Registrant and Godfrey R. Sullivan, dated as of January 11, 2012 (incorporated by reference to Exhibit 10.9 filed with the Registrant's Registration Statement on Form S-1 filed on January 12, 2012).
10.17	#
Employment Offer Letter between the Registrant and David F. Conte, dated as of January 11, 2012 (incorporated by reference to Exhibit 10.10 filed with the Registrant's Registration Statement on Form S-1 filed on February 17, 2012).
10.18	#
Employment Offer Letter between the Registrant and Erik M. Swan, dated as of January 11, 2012 (incorporated by reference to Exhibit 10.11 filed with the Registrant's Registration Statement on Form S-1 filed on January 12, 2012).
10.19	#
Employment Offer Letter between the Registrant and Leonard R. Stein, dated as of January 11, 2012 (incorporated by reference to Exhibit 10.12 filed with the Registrant's Registration Statement on Form S-1 filed on February 17, 2012).
10.20	#
Employment Offer Letter between the Registrant and Thomas E. Schodorf, dated as of January 9, 2012 (incorporated by reference to Exhibit 10.13 filed with the Registrant's Registration Statement on Form S-1 filed on January 12, 2012).
10.21	#
Employment Offer Letter between the Registrant and Guido Schroeder, dated as of March 23, 2012 (incorporated by reference to Exhibit 10.4 filed with the Registrant's Quarterly Report on Form 10-Q filed on June 13, 2012).
10.22	#	Executive Bonus Plan (incorporated by reference to Exhibit 10.15 filed with the Registrant's Registration Statement on Form S-1 filed on April 6, 2012).
10.23	#	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on April 24, 2012).
10.24	#	Form of Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed on April 24, 2012).

Exhibit Number		Description
10.25	#	Form of Subscription Agreement under the 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K filed on April 24, 2012).
21.1		List of subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	††	XBRL Instance Document
101.SCH	††	XBRL Taxonomy Schema Linkbase Document
101.CAL	††	XBRL Taxonomy Calculation Linkbase Document
101.DEF	††	XBRL Taxonomy Definition Linkbase Document
101.LAB	††	XBRL Taxonomy Labels Linkbase Document
101.PRE	††	XBRL Taxonomy Presentation Linkbase Document

#
Indicates management contract or compensatory plan.

††
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2013.

SPLUNK INC.
By:	/s/ GODFREY R. SULLIVAN Godfrey R. Sullivan Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Godfrey R. Sullivan and David F. Conte, and each of them, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GODFREY R. SULLIVAN Godfrey R. Sullivan	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 1, 2013
/s/ DAVID F. CONTE David F. Conte	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2013
/s/ JOHN G. CONNORS John G. Connors	Director	April 1, 2013
/s/ DAVID M. HORNIK David M. Hornik	Director	April 1, 2013
/s/ THOMAS M. NEUSTAETTER Thomas M. Neustaetter	Director	April 1, 2013
/s/ GRAHAM V. SMITH Graham V. Smith	Director	April 1, 2013
/s/ NICHOLAS G. STURIALE Nicholas G. Sturiale	Director	April 1, 2013
/s/ STEPHEN G. NEWBERRY Stephen G. Newberry	Director	April 1, 2013