Form 10-Q
period 2013-04-30
SPLUNK INC
filed 2013-06-13
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 001-35498
 ____________________________________________________

SPLUNK INC.
(Exact name of registrant as specified in its charter)
_____________________________________________________

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

There were 103,812,024 shares of the registrant’s Common Stock issued and outstanding as of June 7, 2013.

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	April 30, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$331,252	$305,939
Accounts receivable, net	37,916	63,948
Prepaid expenses and other current assets	7,191	6,861
Total current assets	376,359	376,748
Property and equipment, net	12,695	13,205
Other assets	460	492
Total assets	$389,514	$390,445
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,533	$1,632
Accrued payroll and compensation	21,191	28,123
Accrued expenses and other liabilities	9,421	7,636
Deferred revenue, current portion	84,933	79,568
Total current liabilities	118,078	116,959
Deferred revenue, non-current	32,404	35,144
Other liabilities, non-current	1,055	798
Total non-current liabilities	33,459	35,942
Total liabilities	151,537	152,901
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 103,065,286 shares issued and outstanding at April 30, 2013, and 100,920,350 shares issued and outstanding at January 31, 2013	103	101
Accumulated other comprehensive loss	(149)	(135)
Additional paid-in capital	344,856	328,277
Accumulated deficit	(106,833)	(90,699)
Total stockholders’ equity	237,977	237,544
Total liabilities and stockholders’ equity	$389,514	$390,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,
	2013	2012
Revenues
License	$36,172	$24,386
Maintenance and services	21,035	12,805
Total revenues	57,207	37,191
Cost of revenues (1)
License	69	129
Maintenance and services	6,612	4,136
Total cost of revenues	6,681	4,265
Gross profit	50,526	32,926
Operating expenses (1)
Research and development	14,464	8,103
Sales and marketing	41,313	24,166
General and administrative	10,446	6,846
Total operating expenses	66,223	39,115
Operating loss	(15,697)	(6,189)
Interest and other income (expense), net
Interest income (expense), net	61	(19)
Other income (expense), net	(94)	2
Change in fair value of preferred stock warrants	—	(14,087)
Total interest and other income (expense), net	(33)	(14,104)
Loss before income taxes	(15,730)	(20,293)
Provision for income taxes	404	177
Net loss	$(16,134)	$(20,470)
Net loss per share:
Basic and diluted	$(0.16)	$(0.71)
Weighted-average shares outstanding:
Basic and diluted	102,015	28,679

(1)      Amounts include stock-based compensation expense, as follows:

Cost of revenues	$705	$108
Research and development	3,043	895
Sales and marketing	4,322	858
General and administrative	1,765	811

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2013	2012
Net loss	$(16,134)	$(20,470)
Other comprehensive gain (loss):
Foreign currency translation adjustments	(14)	7
Comprehensive loss	$(16,148)	$(20,463)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2013	2012
Cash flows from operating activities
Net loss	$(16,134)	$(20,470)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,425	931
Change in fair value of preferred stock warrants	—	14,087
Stock-based compensation expense	9,835	2,672
Excess tax benefits from employee stock plans	(111)	—
Changes in operating assets and liabilities
Accounts receivable, net	26,032	11,015
Prepaid expenses, other current and non-current assets	(298)	12
Accounts payable	918	1,006
Accrued compensation	(6,932)	(4,457)
Accrued expenses and other liabilities	2,491	295
Deferred revenue	2,625	6,477
Net cash provided by operating activities	19,851	11,568
Cash flows from investing activities
Purchases of property and equipment	(1,263)	(1,877)
Net cash used in investing activities	(1,263)	(1,877)
Cash flows from financing activities
Repayments of term debt	—	(2,289)
Proceeds from initial public offering, net of offering costs	—	226,512
Proceeds from exercise of stock options	6,607	546
Excess tax benefits from employee stock plans	111	—
Net cash provided by financing activities	6,718	224,769
Effect of exchange rate changes on cash and cash equivalents	7	18
Net increase in cash and cash equivalents	25,313	234,478
Cash and cash equivalents
Beginning of period	305,939	31,599
End of period	$331,252	$266,077
Supplemental disclosures
Cash paid for interest	$—	$40
Cash paid for income taxes	181	—
Non-cash investing and financing activities
Accrued purchases of property and equipment	119	419
Vesting of early exercised options	28	191
Conversion of preferred stock to common stock	—	40,913
Deferred offering costs not yet paid	—	999

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  Description of the Business and Significant Accounting Policies

Business

Splunk Inc. (“we”) provides an innovative software platform that enables organizations to gain real-time operational intelligence by harnessing the value of their data. Our software collects and indexes data regardless of format or source, and enables users to search, correlate, analyze, monitor and report on this data. Our software addresses large and diverse data sets, commonly referred to as big data, and is specifically tailored for machine-generated data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities, and security threats. Our software is designed to help users in various roles, including IT and business professionals, analyze machine data and realize real-time visibility into and intelligence about their organization’s operations. This operational intelligence enables organizations to improve service levels, reduce costs, mitigate security risks, demonstrate and maintain compliance, and gain new insights that enable them to drive better business decisions. We were incorporated in California in October 2003 and was reincorporated in Delaware in May 2006.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2014 or fiscal year 2014, for example, refer to the fiscal year ending January 31, 2014.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of January 31, 2013 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2013, filed on April 1, 2013. There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended January 31, 2013 included in the Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2014.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued updated authoritative guidance requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance during the three months ended April 30, 2013. The adoption of this guidance did not impact our financial statements, as the guidance is related to disclosure only and we have not had any significant reclassifications out of accumulated other comprehensive loss.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Splunk Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Foreign Currency

The functional currency of our foreign subsidiaries is the respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated Other Comprehensive Loss within Stockholders' Equity. Foreign currency transaction gains and losses are included in Other Income (Expense), Net and were not material for the three months ended April 30, 2013 and 2012. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of April 30, 2013 and January 31, 2013 (in thousands):

	April 30, 2013				January 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$250,863	$—	$—	$250,863	$250,810	$—	$—	$250,810

Reported as:
Assets:
Cash and cash equivalents				$250,863				$250,810
Total				$250,863				$250,810

During the three months ended April 30, 2013, we did not re-measure at fair value on a nonrecurring basis, any nonfinancial assets and liabilities, such as intangible assets and property and equipment.

(3)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable operating leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $1.2 million and $0.8 million for the three months ended April 30, 2013 and 2012.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at April 30, 2013.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Debt Financing Facilities

In May 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank, which expired on April 30, 2013. The agreement included a revolving line of credit facility as described below. The agreement contained financial covenants and other customary affirmative and negative covenants.  We were in compliance with all covenants as of April 30, 2013. As part of the agreement, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets.

We were able to borrow up to $10.0 million under the revolving line of credit facility, subject to a borrowing base determined on eligible accounts receivable and subject to a total maximum outstanding of $10.0 million. As of April 30, 2013, we had no balance outstanding on the revolving line of credit. Interest on any drawdown under the revolving line of credit accrued at the prime rate (3.25% in April 2013).

On May 9, 2013 we entered into a new Loan Agreement with Silicon Valley Bank. The agreement provides for a revolving line of credit facility, which expires May 9, 2015. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues at either the prime rate or the LIBOR rate plus 2.75%. As of June 13, 2013, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants.  We were in compliance with all covenants as of June 13, 2013.

(5)  Convertible Preferred Stock

Upon the closing of our initial public offering ("IPO") in April 2012, all outstanding shares of convertible preferred stock were converted into shares of common stock. Warrants to purchase convertible preferred stock were converted into warrants to purchase common stock.

Warrants to Purchase Convertible Preferred Stock

Prior to the closing of our IPO in April 2012, we re-measured the fair value of the preferred stock warrants at each balance sheet date. The fair value of the outstanding warrants was classified within non-current liabilities on the consolidated balance sheets and any changes in fair value were recognized as a component of Other income (expense), net in our consolidated statements of operations. We performed the final re-measurement of the warrants at the closing date of our IPO and recorded an expense of  $14.1 million arising from the revaluation during the three months ended April 30, 2012. The fair value of the outstanding warrants was determined using the Black-Scholes option-pricing model. We determined the fair value of each warrant on the issuance date and subsequent reporting dates using the Black-Scholes pricing model utilizing the assumptions noted below. The expected term of the warrant is based on the remaining contractual expiration period. The expected stock price volatility for our stock was determined by examining the historical volatilities of a group of our industry peers as we did not have any trading history of our common stock. The risk-free interest rate was calculated using the average of the published interest rates for United States Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero as we did not have any history of, nor plans for, dividend payments.

There were no preferred stock warrants outstanding during the three months ended April 30, 2013. The assumptions below were used to estimate the value of the preferred stock warrants during the three months ended April 30, 2012:

Expected volatility	49.7-53.2%
Risk-free rate	0.50-1.40%
Dividend yield	0.0%
Expected term (in years)	3.38-6.30

(6)  Stock Compensation Plans

The following table summarizes the stock option and restricted stock unit ("RSU") award activity during the three months ended April 30, 2013:

		Options Outstanding				RSUs Outstanding
	Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
					(in thousands)
Balances as of January 31, 2013	7,867,788	18,917,547	$4.26	7.69	$544,606	2,904,707
Additional Shares Authorized	5,046,017
Options granted		—	—
Options exercised		(2,143,156)	3.08
Options forfeited and expired	105,725	(105,725)	4.19
RSUs granted	(355,333)					355,333
RSUs vested						(1,780)
RSUs forfeited and expired	31,750					(31,750)
Balances as of April 30, 2013	12,695,947	16,668,666	4.41	7.45	$606,588	3,226,510
Vested and expected to vest		16,234,490	$4.34	7.42	$591,867	3,065,185
Exercisable as of April 30, 2013		7,985,139	$1.71	6.40	$312,157

(1)The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of April 30, 2013.

During the three months ended April 30, 2013, $0.1 million of tax benefits have been realized from exercised stock options. At April 30, 2013, there was a total unrecognized compensation cost of $27.8 million related to these stock options, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.34 years. At April 30, 2013, there was a total unrecognized compensation cost of $82.1 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.64 years.

The total intrinsic value of options exercised during three months ended April 30, 2013 was $75.2 million. There were no options granted during the three months ended April 30, 2013. The weighted-average grant date fair value of RSUs granted was $38.41 per share for the three months ended April 30, 2013.

(7)  Geographic Information

Revenue

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended April 30,
	2013	2012
United States	$45,003	$30,204
International	12,204	6,987
Total Revenues	$57,207	$37,191

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. No individual customer represented greater than 10% of total revenues during any of the periods presented. At April 30, 2013, no customer represented greater than 10% of total accounts receivable. At January 31, 2013, there was one customer that represented approximately 31% of total accounts receivable.

Property and Equipment

The following table presents our property and equipment by geographic region for the periods presented (in thousands):

	As of
	April 30, 2013	January 31, 2013
United States	$11,184	$11,471
International	1,511	1,734
Total property and equipment, net	$12,695	$13,205

As of April 30, 2013, one country, the United Kingdom, represented approximately 12% of total property and equipment.

(8)  Income Taxes

For the three months ended April 30, 2013 and 2012, we recorded $0.4 million and $0.2 million in income tax expense, respectively. The increase was primarily due to federal alternative minimum tax and increase in taxable income in our international jurisdictions.

There were no material changes to our unrecognized tax benefits in the three months ended April 30, 2013, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

(9)  Net Loss Per Share

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2013	2012
Numerator:
Net loss	$(16,134)	$(20,470)
Denominator:
Weighted-average common shares outstanding	102,105	29,064
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(90)	(385)
Weighted-average shares used to compute net loss per share, basic and diluted	102,015	28,679
Net loss per share, basic and diluted	$(0.16)	$(0.71)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of April 30,
	2013	2012
Shares subject to outstanding common stock options	16,669	23,338
Shares subject to outstanding RSUs	3,227	—
Employee stock purchase plan	410	552
Shares subject to common stock warrants	—	405
Total	20,306	24,295

(10)  Related Party Transactions

Certain members of our Board serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours.  We believe the transactions between these companies and us were carried out on terms that are consistent with similar transactions with our other similarly situated customers or vendors. We recognized revenue from sales to these companies of $0.6 million and $0.2 million for the three months ended April 30, 2013 and 2012. We had $1.1 million and $0 of accounts receivable from these companies as of April 30, 2013 and January 31, 2013, respectively. We also recorded $0.3 million and $0.2 million in expenses related to purchases from these companies during the three months ended April 30, 2013 and 2012. There were no accounts payable to these companies as of April 30, 2013 or January 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our future financial and operating results; use of non-GAAP financial measures; operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses; sufficiency of cash to meet cash needs for at least the next 12 months; exposure to interest rate changes; inflation; anticipated income tax rates; and capital expenditures, cash flows and liquidity.

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

Overview

Splunk provides an innovative software platform that enables organizations to gain real-time operational intelligence by harnessing the value of their data. Our software collects and indexes data at massive scale, regardless of format or source and enables users to quickly and easily search, correlate, analyze, monitor and report on this data, all in real time. Our software addresses the risks, challenges and opportunities organizations face with increasingly large and diverse data sets, commonly referred to as big data and is specifically tailored for machine-generated data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities and security threats. Our software is designed to help users in various roles, including IT and business professionals, quickly analyze their machine data and realize real-time visibility into and intelligence about their organization's operations. This operational intelligence enables organizations to improve service levels, reduce costs, mitigate security risks, demonstrate and maintain compliance and gain new insights that enable them to drive better business decisions.

 We believe the market for software that provides operational intelligence presents a substantial opportunity as data grows in volume and diversity, creating new risks, opportunities and challenges for organizations. Since our inception, we have invested and continue to invest a substantial amount of resources developing our products and technology to address this market, specifically with respect to machine data.

Our software architecture is designed to accelerate return-on-investment for our customers. It does not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Users can simply download and install the software, typically in a matter of hours, connect to their relevant machine data sources and begin realizing operational intelligence. We also offer customers with complex IT infrastructure the ability to leverage the expertise of our professional services organization to deploy our software. We base our license fees on the estimated peak daily data indexing capacity our customers require. Prospective customers can download a trial version of our software that provides a full set of features but limited data indexing capacity. Following the 60-day trial period, prospective customers can purchase a license for our product or continue using our product with reduced features and limited data indexing capacity. We primarily license our software under perpetual licenses whereby we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large perpetual licenses may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term.

We intend to continue investing for long-term growth. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling features, address customer needs and uses and enable solutions that can address new end markets. In addition, we expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally.

Our goal is to make our software the platform for delivering operational intelligence and real-time business insights from machine data. The key elements of our growth strategy are to:

•Extend our technological capabilities.

•	Continue to expand our direct and indirect sales organization, including our channel relationships, to acquire new customers.

•Further penetrate our existing customer base and drive enterprise-wide adoption.

•	Develop additional solutions in adjacent markets as well as products and services that enable organizations to use our software in different ways, such as our cloud-based service, Splunk Storm.

•	Grow our user communities and partner ecosystem to increase awareness of our brand, target new use cases, drive operational leverage and deliver more targeted, higher value solutions.

•Become the developer platform for machine data.

We believe the factors that will influence our ability to achieve our goals include, among other things, our ability to rapidly innovate and deliver compelling technology and additional functionality; create new delivery platforms; drive acquisition of new customers across geographies and industries; cultivate incremental sales from our existing customers by driving increased use of our software within organizations; provide additional solutions that leverage our core machine data engine to help organizations understand and unlock the value of their machine data in specific end markets and use cases; add additional OEM and strategic relationships to enable new sales channels for our software as well as extend our integration with third party products; and help software developers leverage the functionality of our machine data engine through software development kits (SDKs) and application programming interfaces (APIs).

For the three months ended April 30, 2013 and 2012, our revenues were $57.2 million and $37.2 million, respectively, representing year-over-year growth of approximately 54%. For the three months ended April 30, 2013, approximately 21% of our revenues were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of April 30, 2013, we had approximately 5,600 customers.

For the fiscal quarter ended April 30, 2013 and 2012, our operating loss prepared in accordance with generally accepted accounting principles in the United States ("GAAP") was $15.7 million and $6.2 million, respectively, and our non-GAAP operating loss was $5.3 million and $3.5 million, respectively.

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

Non-GAAP Financial Results

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP operating income (loss), non-GAAP net income (loss), non-GAAP operating margin and non-GAAP income (loss) per share (collectively the "non-GAAP financial measures"). These non-GAAP financial measures exclude stock-based compensation expense, employer payroll tax expense related to employee stock plans and in first quarter of fiscal 2013, the change in fair value of certain preferred stock warrants that were subsequently exercised. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors' operating results.

We exclude stock-based compensation expense and employer payroll tax expense related to employee stock plans from our non-GAAP operating income (loss), non-GAAP net income (loss), non-GAAP operating margin and non-GAAP income (loss) per share. We exclude share-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance. In particular, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe that providing non-GAAP financial measures that exclude this expense allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans from our non-GAAP financial measures in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude expense attributable to the change in fair value of certain preferred stock warrants from our non-GAAP financial measures because it is a non-recurring, non-cash expense. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet.

There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact upon our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. The non-GAAP financial measures are meant to supplement and be viewed in conjunction with, GAAP financial measures.

The following table reconciles GAAP operating loss to non-GAAP operating loss for the three months ended April 30, 2013 and 2012 (in thousands):

	Three Months Ended April 30,
	2013	2012
GAAP operating loss	$(15,697)	$(6,189)
Stock-based compensation expense	9,835	2,672
Employer payroll tax on employee stock plans	580	—
Non-GAAP operating loss	$(5,282)	$(3,517)

The following table reconciles GAAP operating margin to non-GAAP operating margin for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,
	2013	2012
GAAP operating margin	(27.4)%	(16.6)%
Stock-based compensation expense	17.2	7.1
Employer payroll tax on employee stock plans	1.0	—
Non-GAAP operating margin	(9.2)%	(9.5)%

The following table reconciles GAAP net loss to non-GAAP net loss for the three months ended April 30, 2013 and 2012 (in thousands):

	Three Months Ended April 30,
	2013	2012
GAAP net loss	$(16,134)	$(20,470)
Stock-based compensation expense	9,835	2,672
Change in fair value of preferred stock warrants	—	14,087
Employer payroll tax on employee stock plans	580	—
Non-GAAP net loss	$(5,719)	$(3,711)

The following table reconciles shares used in computing net loss per share for the three months ended April 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2013	2012
Non-GAAP basic and diluted net loss per share	$(0.06)	$(0.04)

Weighted-average shares used in computing GAAP basic and diluted net loss per share	102,015	28,679
Conversion of convertible preferred stock upon initial public offering	—	52,502
Securities issued in connection with initial public offering	—	13,402
Shares used in computing non-GAAP basic and diluted net loss per share	102,015	94,583

The following table reconciles our net cash provided by operating activities to free cash flow for the three months ended April 30, 2013 and 2012 (in thousands):

	Three Months Ended April 30,
	2013	2012
Net cash provided by operating activities	$19,851	$11,568
Less purchases of property and equipment	(1,263)	(1,877)
Free cash flow (non-GAAP)	18,588	9,691
Net cash used in investing activities	(1,263)	(1,877)
Net cash provided by financing activities	$6,718	$224,769

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

Maintenance and services revenues.  Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. Typically, when purchasing a perpetual license, a customer also purchases one year of maintenance service for which we charge a percentage of the license fee. When a term license is purchased, maintenance service is typically bundled with the license for the term of the license period. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. In arrangements involving a term license, we recognize both the license and maintenance revenues over the contract period. We have a professional services organization focused on helping some of our largest customers deploy our software in highly complex operational environments and train their personnel. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services or provide the training.

Professional services and training revenues as a percentage of total revenues were 6% and 7% for the three months ended April 30, 2013 and 2012, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

Cost of maintenance and services revenues.  Cost of maintenance and services revenues includes salaries, benefits, stock-based compensation and related expenses such as employer taxes for our maintenance and services organization, allocated overhead for depreciation of equipment, facilities and IT. We recognize expenses related to our maintenance and services organization as they are incurred.

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

General and administrative.  General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel, legal, accounting and other professional services fees, and other corporate expenses. We have recently incurred additional expenses due to growing our operations and continue to incur additional expenses associated with being a publicly traded company, including higher legal, corporate insurance and accounting expenses and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and related regulations. We also expect that general and administrative expenses will continue to increase, in absolute dollars, as we expand our operations, including internationally.

Other Income (Expense), net

Other income (expense), net consists primarily of foreign exchange gains and losses, interest income on our cash and cash equivalents balances, and for fiscal 2013, changes in the fair value of preferred stock warrants and interest expense on outstanding debt.

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets including loss carryforwards and research and development and other tax credits.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended April 30, 2013		Three Months Ended April 30, 2012
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in thousands)
Condensed Consolidated Statement of Operations Data:
Revenues
License	$36,172	63.2%	$24,386	65.6%
Maintenance and services	21,035	36.8	12,805	34.4
Total revenues	57,207	100.0	37,191	100.0
Cost of revenues
License (1)	69	0.2	129	0.5
Maintenance and services (1)	6,612	31.4	4,136	32.3
Total cost of revenues	6,681	11.7	4,265	11.5
Gross profit	50,526	88.3	32,926	88.5
Operating expenses
Research and development	14,464	25.3	8,103	21.8
Sales and marketing	41,313	72.1	24,166	64.9
General and administrative	10,446	18.3	6,846	18.4
Total operating expenses	66,223	115.7	39,115	105.1
Operating loss	(15,697)	(27.4)	(6,189)	(16.6)
Interest and other income (expense), net
Interest income (expense), net	61	0.1	(19)	—
Other income (expense), net	(94)	(0.2)	2	—
Change in fair value of preferred stock warrants	—	—	(14,087)	(37.9)
Total interest and other income (expense), net	(33)	(0.1)	(14,104)	(37.9)
Loss before income taxes	(15,730)	(27.5)	(20,293)	(54.5)
Provision for income taxes	404	0.7	177	0.5
Net loss	$(16,134)	(28.2)%	$(20,470)	(55.0)%

(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended April 30, 2013 and 2012

Revenues

	Three Months Ended April 30,
	2013	2012	% Change
	($ amounts in thousands)
Revenues
License	$36,172	$24,386	48.3%
Maintenance and services	21,035	12,805	64.3%
Total revenues	$57,207	$37,191	53.8%
Percentage of revenues
License	63.2%	65.6%
Maintenance and services	36.8	34.4
Total	100.0%	100.0%

Total revenues increased $20.0 million due to growth in license, as well as maintenance and services revenues. The increase in license revenues was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 132 and 73 orders greater than $100,000 for the three months ended April 30, 2013 and 2012, respectively. Our total number of customers increased from approximately 4,000 at April 30,

2012 to approximately 5,600 at April 30, 2013. The increase in maintenance and services revenues was due to increases in sales of maintenance agreements resulting from the growth of our installed customer base as well as sales of our professional services.

Cost of Revenues and Gross Margin

	Three Months Ended April 30,
	2013	2012	% Change
	($ amounts in thousands)
Cost of revenues
License	$69	$129	(46.5)%
Maintenance and services	6,612	4,136	59.9%
Total cost of revenues	$6,681	$4,265	56.6%
Gross margin
License	99.8%	99.5%
Maintenance and services	68.6%	67.7%
Total gross margin	88.3%	88.5%

Total cost of revenues increased $2.4 million due to the increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues of $2.5 million was related to an increase of $1.5 million in salaries and benefits expense due to increased headcount and $0.2 million related to overhead costs. Total gross margin remained flat and in line with prior quarters.

Operating Expenses

	Three Months Ended April 30,
	2013	2012	% Change
	($ amounts in thousands)
Operating expenses
Research and development	$14,464	$8,103	78.5%
Sales and marketing	41,313	24,166	71.0%
General and administrative	10,446	6,846	52.6%
Total operating expenses	$66,223	$39,115	69.3%
Percentage of revenues
Research and development	25.3%	21.8%
Sales and marketing	72.1	64.9
General and administrative	18.3	18.4
Total	115.7%	105.1%
Includes stock-based compensation expense of:
Research and development	$3,043	$895
Sales and marketing	4,322	858
General and administrative	1,765	811
Total stock-based compensation expense	$9,130	$2,564

Research and development expense.  Research and development expense increased $6.4 million primarily due to a $5.4 million increase in salaries and benefits, which includes a $2.1 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products. We also had an increase of $0.6 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $17.1 million primarily due to a $11.5 million increase in salaries and benefits, which includes a $3.5 million increase in stock-based compensation expense as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We also incurred expenses of $4.9 million, primarily as a result of a significant increase in marketing events and advertising, as well as our annual sales kickoff. Finally, we experienced an increase of $0.5 million due to increased facilities expense as a result of international expansion.

General and administrative expense.  General and administrative expense increased $3.6 million due primarily to an increase of $3.5 million related to salaries and benefits, which includes a $1.0 million increase in stock compensation expense, driven by an increase in headcount for accounting and legal activities to support the overall growth of the business.

Other Income (Expense), net

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Other income (expense), net	$(33)	$(14,104)

Other income (expense), net reflects a net decrease in expense of $14.1 million due to the absence of any warrant re-measurement expense, as we recorded the final revaluation of our preferred stock warrants during the three months ended April 30, 2012, in conjunction with the completion of our IPO.

Provision for Income Taxes

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Provision for income taxes	$404	$177

For the three months ended April 30, 2013, we recorded income taxes that were principally attributable to federal, state and foreign taxes. The increase in tax expense is primarily due to federal alternative minimum tax and increased activity in our foreign operations.

Liquidity and Capital Resources

	April 30, 2013	January 31, 2013
	(in thousands)
Cash and cash equivalents	$331,252	$305,939

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Cash provided by operating activities	$19,851	$11,568
Cash used in investing activities	(1,263)	(1,877)
Cash provided by financing activities	6,718	224,769

Since fiscal 2010 we have funded our operations primarily through cash generated from operations. At April 30, 2013, our cash and cash equivalents of $331.3 million were held for working capital purposes, a majority of which was invested in money market funds. We intend to increase our capital expenditures for the remainder of fiscal 2014, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

In the three months ended April 30, 2013, cash inflows from our operating activities were $19.9 million, which reflects our net loss of $16.1 million, adjusted by non-cash charges of $11.1 million, consisting primarily of $9.8 million for stock-based compensation and $1.4 million for depreciation and amortization. Sources of cash inflows were from changes in our working capital, including a $26.0 million decrease in accounts receivable due primarily to the collection of a $20.0 million order booked in the prior quarter, $2.6 million increase in deferred revenue, a $2.4 million increase in accrued expenses and other liabilities and a $1.0 million increase in accounts payable. These cash inflows were partially offset by a $6.9 million decrease in accrued payroll and compensation.

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

Investing Activities

In the three months ended April 30, 2013, cash used in investing activities included $1.3 million of capital expenditures for technology and hardware to support the growth of our business.

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

Financing Activities

In the three months ended April 30, 2013, cash provided by financing activities of $6.7 million consisted primarily of proceeds from the exercise of stock options.

In the three months ended April 30, 2012, cash provided by financing activities of $224.8 million consisted primarily of IPO proceeds of $226.5 million, net of paid underwriter discount and issuance costs, and $0.5 million of proceeds from the exercise of stock options, partially offset by $2.3 million related to the repayment of the term loan.

Loan and Security Agreement

In May 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank, which expired on April 30, 2013. The agreement included a revolving line of credit facility as described below. The agreement contained financial covenants and other customary affirmative and negative covenants.  We were in compliance with all covenants as of April 30, 2013. As part of the agreement, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets.

We were able to borrow up to $10.0 million under the revolving line of credit facility, subject to a borrowing base determined on eligible accounts receivable and subject to a total maximum outstanding of $10.0 million. As of April 30, 2013, we had no balance outstanding on the revolving line of credit. Interest on any drawdown under the revolving line of credit accrued at the prime rate (3.25% in April 2013).

On May 9, 2013 we entered into a new Loan Agreement with Silicon Valley Bank. The agreement provides for a revolving line of credit facility, which expires May 9, 2015. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues at either the prime rate or the LIBOR rate plus 2.75%. As of June 13, 2013, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants.  We were in compliance with all covenants as of June 13, 2013.

Off-Balance Sheet Arrangements

During the three months ended April 30, 2013 and 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

 As permitted under Delaware law, we have entered into indemnification agreements with our officers and directors, indemnifying them for certain events or occurrences while they serve as our officers or directors.

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of any amounts at April 30, 2013.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on April 1, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended April 30, 2013, compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth above under Legal Proceedings in Note 3 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

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

•maintain and expand our customer base and the ways in which our customers use our software;

•	increase revenues from existing customers through increased or broader use of our software within their organizations;

•improve the performance and capabilities of our software through research and development;

•continue to develop and expand adoption of our cloud-based service, Splunk Storm;

•successfully expand our business domestically and internationally;

•	successfully compete with other companies, open source initiatives and custom development efforts that are currently in, or may in the future enter, the markets for our software;

•	continue to invest in our application development platform to foster an ecosystem of developers and users to expand the use cases of our software;

•generate leads and convert users of the trial version of our software to paying customers;

•prevent users from circumventing the terms of their software licenses;

•	maintain and enhance our website infrastructure to minimize interruptions or slower than expected download times when accessing our software from our website;

•	process, store and use our customers’ data in compliance with applicable governmental regulations and other legal obligations related to data privacy; and

•hire, integrate and retain world class professional and technical talent.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of April 30, 2013, approximately 40% of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception, including net losses of $16.1 million and $20.5 million in the three ended April 30, 2013 and 2012, respectively. As a result, we had an accumulated deficit of $106.8 million at April 30, 2013. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications, or apps, for our software. In addition, as we grow as a newly public company, we have and will continue to incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our software licenses, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis, could cause the value of our common stock to decline.

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

During the three months ended April 30, 2013, we derived approximately 21% of our revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries across Europe and Asia. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on resellers for non-U.S. sales. Our ability to convince customers to expand their use of our software or renew their maintenance agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

Based upon our internal review, we believe that we have not had any paying customers in countries sanctioned by the United States Government, and have instituted procedures, including IP blocking, that are intended to prevent any downloads from being made into sanctioned countries in the future. In addition, we had not been screening our customers against the United States Government lists of prohibited persons, including the Treasury Department’s List of Specially Designated Nationals and the Commerce Department’s List of Denied Persons. Based upon our internal review, we believe that we do not have any paying or non-paying customers on any United States Government lists of prohibited persons. We have instituted a process for screening all paying and non-paying customers against United States Government lists of prohibited persons going forward.

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

We generally charge our customers for their use of our Splunk Enterprise software based on their estimated peak daily indexing capacity. Our pricing method may ultimately result in a higher total cost to users as data volumes increase over time, making it more difficult for us to compete in our markets. As the amount of machine data within our customers' organizations grows, we may face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing model may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing model, which would cause us to lose business or modify our pricing model, both of which could adversely affect our revenues and operating margins. Furthermore, while our software can measure and limit customer usage, such limitations may be improperly circumvented or otherwise bypassed by certain users. Similarly, we provide our customers with an encrypted key for enabling their use of our software. There is no guaranty that users of our software will abide by the terms of these encrypted keys. If this occurs, we may not be able to capture the full value for the use of our software. Our enterprise license is generally meant for our customers' internal use only. If our internal use customers improperly make our software available to their customers, for example, through a cloud or managed service offering, it may cannibalize our end user sales or commoditize our software in the market. Additionally, if an internal use customer that has received a volume discount from us offers our software to its end customers, we may experience price erosion and be unable to capture the appropriate value from those end customers.

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

We offer a trial version license of our software to users free of charge as part of our overall strategy of developing the market for software that provides operational intelligence and promoting additional penetration of our software in the markets in which we compete. Some users never convert from the trial version license to the paid version license of our software. Further, we depend on individuals within an organization who download the trial version license of our software being able to convince managers and decision-makers within their organization to convert to a paid version license of our software. To the extent that these users do not become paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenues will be adversely affected.

If customers demand our software provide full functionality similar to our Splunk Enterprise product via a “Software-as-a-Service” business model, our business could be adversely affected.

Software-as-a-Service, or SaaS, is a model of software deployment in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. While we do not currently offer a commercial version of our Splunk Enterprise product through a SaaS model, in August 2012, we released Splunk Storm, our cloud-based service that provides a subset of our software’s capabilities but is tailored for supporting machine data processing in the cloud. An exclusive SaaS business model can require a vendor to undertake substantial capital investments and develop related sales and support resources and personnel. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a SaaS model. In order to provide our Splunk Enterprise product via a SaaS deployment, we will need to make capital investments to implement this alternative business model, which could negatively affect our gross margins. Even with these investments, we may be unsuccessful in implementing a SaaS business model for our Splunk Enterprise product. Moreover, sales of Splunk Storm or a potential future SaaS offering could cannibalize sales of our Splunk Enterprise software licenses. In addition, the change to a SaaS model would result in changes in the manner in which we recognize revenues. Changes in revenue recognition would affect our operating results and could have an adverse effect on our business operations and financial results.

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

Factors that could impede our ability to maintain or increase the amount of revenues derived from government contracts, include:

•changes in fiscal or contracting policies;

•decreases in available government funding;

•changes in government programs or applicable requirements;

•the adoption of new laws or regulations or changes to existing laws or regulations;

•potential delays or changes in the government appropriations or other funding authorization processes; and

•delays in the payment of our invoices by government payment offices.

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

We spend substantial amounts of time and money to research and develop new and enhanced versions of our existing software to incorporate additional features, improve functionality or other enhancements in order to meet our customers’ rapidly evolving demands. In addition, we continue to invest in solutions that can be deployed on top of our core engine to target specific use cases and to cultivate our community of application developers and users. When we develop a new or enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if our cloud-based service, Splunk Storm, does not garner widespread market adoption and implementation, our financial results and competitive position could suffer.

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

Our new software or software enhancements and changes to our existing software could fail to attain sufficient market acceptance for many reasons, including:

•	our failure to predict market demand accurately in terms of software functionality and to supply software that meets this demand in a timely fashion;

•	defects, errors or failures;

•	negative publicity about their performance or effectiveness;

•	delays in releasing to the market our new software or enhancements to our existing software to the market;

•	introduction or anticipated introduction of competing products by our competitors;

•	poor business conditions for our end-customers, causing them to delay IT purchases; and

•	reluctance of customers to purchase software incorporating open source software.

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

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock, restricted stock units or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested restricted stock units or options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, results of operations, financial condition and cash flows would be adversely affected.

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

General worldwide economic conditions have experienced a significant downturn and continue to remain unstable. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.

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

The enactment of legislation implementing changes in the United States. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of April 30, 2013, we had outstanding approximately 103 million shares of our common stock.

As of April 30, 2013, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our fiscal 2014. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting and after we cease to be an “emerging growth company” a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

a) None

Item 6.         Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 13, 2013

SPLUNK INC.

	By:	/s/ David F. Conte
David F. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT
INDEX

Exhibit Number	Description

10.1
Seventh Amendment to Loan and Security Agreement, dated as of March 1, 2013, between Silicon Valley Bank and Splunk Inc. (incorporated by reference to Exhibit 10.14 filed with the Registrant's Annual Report on Form 10-K filed on April 1, 2013).

10.2
Eighth Amendment to Loan and Security Agreement, dated as of March 29, 2013, between Silicon Valley Bank and Splunk Inc. (incorporated by reference to Exhibit 10.15 filed with the Registrant's Annual Report on Form 10-K filed on April 1, 2013).

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