Form 10-Q
period 2013-07-31
SPLUNK INC
filed 2013-09-13
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

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

There were 105,800,351 shares of the registrant’s Common Stock issued and outstanding as of September 6, 2013.

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	July 31, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$347,114	$305,939
Accounts receivable, net	40,746	63,948
Prepaid expenses and other current assets	10,547	6,861
Total current assets	398,407	376,748
Property and equipment, net	13,855	13,205
Other assets	403	492
Total assets	$412,665	$390,445
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,805	$1,632
Accrued payroll and compensation	21,888	28,123
Accrued expenses and other liabilities	12,224	7,636
Deferred revenue, current portion	96,908	79,568
Total current liabilities	132,825	116,959
Deferred revenue, non-current	30,727	35,144
Other liabilities, non-current	1,302	798
Total non-current liabilities	32,029	35,942
Total liabilities	164,854	152,901
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 105,237,779 shares issued and outstanding at July 31, 2013, and 100,920,350 shares issued and outstanding at January 31, 2013	105	101
Accumulated other comprehensive loss	(243)	(135)
Additional paid-in capital	368,475	328,277
Accumulated deficit	(120,526)	(90,699)
Total stockholders’ equity	247,811	237,544
Total liabilities and stockholders’ equity	$412,665	$390,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Revenues
License	$43,185	$30,203	$79,357	$54,589
Maintenance and services	23,688	14,280	44,723	27,085
Total revenues	66,873	44,483	124,080	81,674
Cost of revenues (1)
License	76	92	145	221
Maintenance and services	7,345	4,553	13,957	8,689
Total cost of revenues	7,421	4,645	14,102	8,910
Gross profit	59,452	39,838	109,978	72,764
Operating expenses (1)
Research and development	16,210	9,391	30,674	17,494
Sales and marketing	44,634	27,740	85,947	51,906
General and administrative	11,912	7,247	22,358	14,093
Total operating expenses	72,756	44,378	138,979	83,493
Operating loss	(13,304)	(4,540)	(29,001)	(10,729)
Interest and other income (expense), net
Interest income (expense), net	58	101	119	82
Other income (expense), net	(82)	—	(176)	2
Change in fair value of preferred stock warrants	—	—	—	(14,087)
Total interest and other income (expense), net	(24)	101	(57)	(14,003)
Loss before income taxes	(13,328)	(4,439)	(29,058)	(24,732)
Provision for income taxes	365	136	769	313
Net loss	$(13,693)	$(4,575)	$(29,827)	$(25,045)
Net loss per share:
Basic and diluted	$(0.13)	$(0.05)	$(0.29)	$(0.40)
Weighted-average shares outstanding:
Basic and diluted	104,100	95,518	103,075	62,466

(1)      Amounts include stock-based compensation expense, as follows:

Cost of revenues	$865	$267	$1,570	$375
Research and development	3,547	1,267	6,590	2,162
Sales and marketing	5,156	1,505	9,478	2,363
General and administrative	2,389	827	4,154	1,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net loss	$(13,693)	$(4,575)	$(29,827)	$(25,045)
Other comprehensive loss:
Foreign currency translation adjustments	(94)	(19)	(108)	(12)
Comprehensive loss	$(13,787)	$(4,594)	$(29,935)	$(25,057)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2013	2012
Cash flows from operating activities
Net loss	$(29,827)	$(25,045)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,880	2,149
Change in fair value of preferred stock warrants	—	14,087
Stock-based compensation expense	21,792	6,538
Excess tax benefits from employee stock plans	(268)	—
Changes in operating assets and liabilities
Accounts receivable, net	23,202	814
Prepaid expenses, other current and non-current assets	(3,597)	(1,172)
Accounts payable	(147)	300
Accrued payroll and compensation	(6,235)	2,563
Accrued expenses and other liabilities	5,379	167
Deferred revenue	12,923	15,003
Net cash provided by operating activities	26,102	15,404
Cash flows from investing activities
Purchases of property and equipment	(3,230)	(3,474)
Net cash used in investing activities	(3,230)	(3,474)
Cash flows from financing activities
Repayments of term debt	—	(2,289)
Proceeds from initial public offering, net of offering costs	—	225,225
Proceeds from exercise of stock options	12,523	1,825
Excess tax benefits from employee stock plans	268	—
Proceeds from employee stock purchase plan	6,076	—
Taxes paid related to net share settlement of equity awards	(513)	—
Net cash provided by financing activities	18,354	224,761
Effect of exchange rate changes on cash and cash equivalents	(51)	(12)
Net increase in cash and cash equivalents	41,175	236,679
Cash and cash equivalents
Beginning of period	305,939	31,599
End of period	$347,114	$268,278
Supplemental disclosures
Cash paid for interest	$—	$40
Cash paid for income taxes	246	—
Non-cash investing and financing activities
Accrued purchases of property and equipment	767	656
Vesting of early exercised options	55	754
Conversion of preferred stock to common stock	—	40,913
Deferred offering costs not yet paid	—	999

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued updated authoritative guidance requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance during the three months ended April 30, 2013. The adoption of this guidance did not impact our financial statements, as the guidance is related to disclosure only and we have not had any significant reclassifications out of accumulated other comprehensive loss.

In July 2013, the FASB determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for our interim and annual periods beginning February 1, 2014. Since this guidance only impacts financial statement disclosure requirements for unrecognized tax benefits, we do not expect its adoption to have an impact on our financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods covered by the financial statements and accompanying notes. In particular, we make estimates with respect to the fair value of multiple elements in revenue recognition, uncollectible accounts receivable, stock-based compensation expense, useful lives of intangible assets and property and equipment, income taxes and contingencies. Actual results could differ from those estimates.

Segments

We operate our business as one operating segment: the development and marketing of software solutions that enable our customers to gain real-time operational intelligence by harnessing the value of their data. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Splunk Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Foreign Currency

The functional currency of our foreign subsidiaries is the respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated Other Comprehensive Loss within Stockholders' Equity. Foreign currency transaction gains and losses are included in Other Income (Expense), Net and were not material for the three and six months ended July 31, 2013 and 2012. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of July 31, 2013 and January 31, 2013 (in thousands):

	July 31, 2013				January 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$325,913	$—	$—	$325,913	$250,810	$—	$—	$250,810

Reported as:
Assets:
Cash and cash equivalents				$325,913				$250,810
Total				$325,913				$250,810

During the six months ended July 31, 2013, we did not re-measure at fair value on a nonrecurring basis any nonfinancial assets and liabilities, such as intangible assets and property and equipment.

(3)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable operating leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $1.2 million and $0.9 million for the three months ended July 31, 2013 and 2012, respectively, and $2.4 million and $1.7 million for the six months ended July 31, 2013 and 2012, respectively.

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

Indemnification Arrangements

During the ordinary course of business, we may indemnify, hold harmless and agree to reimburse for losses suffered or incurred, our customers, vendors, and each of their affiliates for certain intellectual property infringement and other claims by third parties with respect to our products and services, in connection with our commercial license arrangements or related to general business dealings with those parties.

As permitted under Delaware law, we have entered into indemnification agreements with our officers, directors and certain employees, indemnifying them for certain events or occurrences while they serve as officers or directors of the company or the company's direct and indirect subsidiaries.

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at July 31, 2013.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Debt Financing Facilities

In May 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank, which expired on April 30, 2013. The agreement included a revolving line of credit facility.

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank. The agreement provides for a revolving line of credit facility, which expires May 9, 2015. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in July 2013) or the LIBOR rate plus

2.75%. As of July 31, 2013, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of July 31, 2013.

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

There were no preferred stock warrants outstanding during the six months ended July 31, 2013. The assumptions below were used to estimate the value of the preferred stock warrants during the three months ended April 30, 2012:

Expected volatility	49.7-53.2%
Risk-free rate	0.50-1.40%
Dividend yield	0.0%
Expected term (in years)	3.38-6.30

(6)  Stock Compensation Plans

The following table summarizes the stock option and restricted stock unit ("RSU") award activity during the six months ended July 31, 2013:

		Options Outstanding				RSUs Outstanding
	Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
					(in thousands)
Balances as of January 31, 2013	7,867,788	18,917,547	$4.26			2,904,707
Additional Shares Authorized	5,046,017
Options exercised		(3,907,868)	3.20
Options forfeited and expired	226,285	(226,285)	6.46
RSUs granted	(1,055,713)					1,055,713
RSUs vested						(37,151)
Shares withheld related to net share settlement of RSUs	11,618
RSUs forfeited and expired	114,713					(114,713)
Balances as of July 31, 2013	12,210,708	14,783,394	$4.50	7.18	$672,760	3,808,556
Vested and expected to vest		14,411,462	$4.44	7.16	$656,716	3,618,128
Exercisable as of July 31, 2013		7,344,751	$2.10	6.15	$351,876

(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of July 31, 2013.

Under net settlement procedures currently applicable to our outstanding RSUs for current employees, upon each settlement date, RSUs are withheld to cover the required withholding tax, which is based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares are delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees' tax obligation is reflected as a financing activity within our condensed consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares are returned to the reserves and are available for future issuance under the 2012 Plan.

During the six months ended July 31, 2013, $0.3 million of tax benefits have been realized from exercised stock options. At July 31, 2013, there was a total unrecognized compensation cost of $24.7 million related to these stock options, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.13 years. At July 31, 2013, there was a total unrecognized compensation cost of $99.4 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.43 years.

The total intrinsic value of options exercised during the six months ended July 31, 2013 was $149.2 million. The weighted-average grant date fair value of RSUs granted was $41.41 per share for the six months ended July 31, 2013.

(7)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
United States	$52,752	$35,387	$97,755	$65,591
International	14,121	9,096	26,325	16,083
Total Revenues	$66,873	$44,483	$124,080	$81,674

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. No individual customer represented greater than 10% of total revenues during any of the periods presented. At July 31, 2013, there was one channel partner that represented approximately 11% of total accounts receivable. At January 31, 2013, there was one customer that represented approximately 31% of total accounts receivable.

Property and Equipment

The following table presents our property and equipment by geographic region for the periods presented (in thousands):

	As of
	July 31, 2013	January 31, 2013
United States	$12,381	$11,471
International	1,474	1,734
Total property and equipment, net	$13,855	$13,205

As of July 31, 2013, our property and equipment in one country, the United Kingdom, represented approximately 10% of our total property and equipment.

(8)  Income Taxes

For the three months ended July 31, 2013 and 2012, we recorded $0.4 million and $0.1 million in income tax expense, respectively. The increase was primarily due to increase in taxable income in our international jurisdictions and federal alternative minimum tax. For the six months ended July 31, 2013 and 2012, we recorded $0.8 million and $0.3 million in income tax expense, respectively. The increase was primarily due to increase in taxable income in our international jurisdictions and federal alternative minimum tax.

There were no material changes to our unrecognized tax benefits in the six months ended July 31, 2013, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Numerator:
Net loss	$(13,693)	$(4,575)	$(29,827)	$(25,045)
Denominator:
Weighted-average common shares outstanding	104,181	95,798	103,160	62,798
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(81)	(280)	(85)	(332)
Weighted-average shares used to compute net loss per share, basic and diluted	104,100	95,518	103,075	62,466
Net loss per share, basic and diluted	$(0.13)	$(0.05)	$(0.29)	$(0.40)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of July 31,
	2013	2012
Shares subject to outstanding common stock options	14,783	22,177
Shares subject to outstanding RSUs	3,809	156
Employee stock purchase plan	277	568
Shares subject to common stock warrants	—	405
Total	18,869	23,306

(10)  Related Party Transactions

Certain members of our board of directors ("Board") serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours.  We believe the transactions between these companies and us were carried out on terms that are consistent with similar transactions with our other similarly situated customers or vendors. We recognized revenue from sales to these companies of $0.7 million and $0.7 million for the three months ended July 31, 2013 and 2012, respectively, and $1.2 million and $0.9 million for the six months ended July 31, 2013 and 2012, respectively. We also recorded $0.3 million and $0.2 million in expenses related to purchases from these companies during the three months ended July 31, 2013 and 2012, respectively, and $0.6 million and $0.4 million for the six months ended July 31, 2013 and 2012, respectively. There were no accounts receivable from these companies as of July 31, 2013 or January 31, 2013. There were no accounts payable to these companies as of July 31, 2013 or January 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our future financial and operating results; our planned investments, particularly in our product development efforts; our planned expansion of our sales and marketing organization; our continued efforts to market and sell both domestically and internationally; our expectations about seasonal trends; our expectations regarding our revenue mix; use of non-GAAP financial measures; our expectations regarding our operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses; sufficiency of cash to meet cash needs for at least the next 12 months; exposure to interest rate changes; inflation; anticipated income tax rates; and our expected capital expenditures, cash flows and liquidity.

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

Overview

Splunk provides an innovative software platform that enables organizations to gain real-time operational intelligence by harnessing the value of their data. Our software collects and indexes data at massive scale, regardless of format or source and enables users to quickly and easily search, correlate, analyze, monitor and report on this data, all in real time. Our software addresses the risks, challenges and opportunities organizations face with increasingly large and diverse data sets, commonly referred to as big data and is specifically tailored for machine-generated data. Machine data is produced by nearly every software application and electronic device and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities and security threats. Our software is designed to help users in various roles, including IT and business professionals, quickly analyze their machine data and realize real-time visibility into and intelligence about their organization's operations. This operational intelligence enables organizations to improve service levels, reduce costs, mitigate security risks, demonstrate and maintain compliance and gain new insights that enable them to drive better business decisions.

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

We intend to continue investing for long-term growth. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling products and features, address customer needs and uses and enable solutions that can address new end markets. In addition, we expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally.

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

During the quarter we announced the beta version of Hunk: Splunk Analytics for Hadoop and the general availability of the latest version of the Splunk App for VMware to provide accelerated operational visibility into virtualized environments. Hunk (beta) is a new software product from Splunk that enables exploration, analysis and visualization of data in Hadoop.

For the three months ended July 31, 2013 and 2012, our revenues were $66.9 million and $44.5 million, respectively, representing year-over-year growth of approximately 50%. For the three months ended July 31, 2013, approximately 21% of our revenues were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of July 31, 2013, we had more than 6,000 customers.

For the three months ended July 31, 2013 and 2012, our operating loss prepared in accordance with generally accepted accounting principles in the United States ("GAAP") was $13.3 million and $4.5 million, respectively, and our non-GAAP operating loss was $0.8 million and $0.4 million, respectively.

Our quarterly results reflect seasonality in the sale of our products and services. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenues in the first fiscal quarter. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short term. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses as a percentage of revenue, from period to period.

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

We exclude stock-based compensation expense and employer payroll tax expense related to employee stock plans from our non-GAAP operating income (loss), non-GAAP net income (loss), non-GAAP operating margin and non-GAAP income (loss) per share. We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance. In particular, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe that providing non-GAAP financial measures that exclude this expense allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans from our non-GAAP financial measures in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude expense attributable to the change in fair value of certain preferred stock warrants from our non-GAAP financial measures because it is a non-recurring, non-cash expense. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet.

There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact upon our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. The non-GAAP financial measures are meant to supplement and be viewed in conjunction with GAAP financial measures.

The following table reconciles GAAP operating loss to non-GAAP operating loss for the three and six months ended July 31, 2013 and 2012 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
GAAP operating loss	$(13,304)	$(4,540)	$(29,001)	$(10,729)
Stock-based compensation expense	11,957	3,866	21,792	6,538
Employer payroll tax on employee stock plans	586	262	1,166	262
Non-GAAP operating loss	$(761)	$(412)	$(6,043)	$(3,929)

The following table reconciles GAAP operating margin to non-GAAP operating margin for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
GAAP operating margin	(19.9)%	(10.2)%	(23.4)%	(13.1)%
Stock-based compensation expense	17.9	8.7	17.6%	8.0
Employer payroll tax on employee stock plans	0.9	0.6	0.9	0.3%
Non-GAAP operating margin	(1.1)%	(0.9)%	(4.9)%	(4.8)%

The following table reconciles GAAP net loss to non-GAAP net loss for the three and six months ended July 31, 2013 and 2012 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
GAAP net loss	$(13,693)	$(4,575)	$(29,827)	$(25,045)
Stock-based compensation expense	11,957	3,866	21,792	6,538
Change in fair value of preferred stock warrants	—	—	—	14,087
Employer payroll tax on employee stock plans	586	262	1,166	262
Non-GAAP net loss	$(1,150)	$(447)	$(6,869)	$(4,158)

The following table reconciles shares used in computing net loss per share for the three and six months ended July 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
GAAP net loss per share	$(0.13)	$(0.05)	$(0.29)	$(0.40)
Stock-based compensation expense	0.11	0.04	0.21	0.10
Change in fair value of preferred stock warrants	—	—	—	0.23
Employer payroll tax on employee stock plans	0.01	—	0.01	—
Non-GAAP basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.07)	$(0.07)

Weighted-average shares used in computing Non-GAAP basic and diluted net loss per share	104,100	95,518	103,075	62,466

The following table reconciles our net cash provided by operating activities to free cash flow for the three and six months ended July 31, 2013 and 2012 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net cash provided by operating activities	$6,251	$3,836	$26,102	$15,404
Less purchases of property and equipment	(1,967)	(1,597)	(3,230)	(3,474)
Free cash flow (non-GAAP)	4,284	2,239	22,872	11,930
Net cash used in investing activities	(1,967)	(1,597)	(3,230)	(3,474)
Net cash provided by (used in) financing activities	$11,636	$(8)	$18,354	$224,761

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

Professional services and training revenues as a percentage of total revenues were 6% for the three months ended July 31, 2013 and 2012. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

Cost of maintenance and services revenues.  Cost of maintenance and services revenues includes salaries, benefits, stock-based compensation and related expenses such as employer taxes for our maintenance and services organization, and allocated overhead for depreciation of equipment, facilities and IT. We recognize expenses related to our maintenance and services organization as they are incurred.

Operating Expenses

Our operating expenses are classified into three categories: research and development, sales and marketing, and general and administrative. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses, commissions as applicable and stock-based compensation. Operating expenses also include allocated overhead costs for depreciation of equipment, facilities and IT. Allocated costs for facilities consist of leasehold improvements and rent. Our allocated costs for IT include costs for compensation of our IT personnel and costs associated with our IT infrastructure. Operating expenses are generally recognized as incurred.

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

General and administrative.  General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel; our legal, accounting and other professional services fees; and other corporate expenses. We have recently incurred additional expenses due to growing our operations and continue to incur additional expenses associated with being a publicly traded company, including higher legal, corporate insurance and accounting expenses and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and related regulations. We also expect that general and administrative expenses will continue to increase, in absolute dollars, as we expand our operations, including internationally.

Other Income (Expense), net

Other income (expense), net consists primarily of foreign exchange gains and losses, interest income on our cash and cash equivalents balances, and for fiscal 2013, changes in the fair value of preferred stock warrants and interest expense on outstanding debt.

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets including loss carry-forwards and research and development and other tax credits.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Revenues
License	$43,185	$30,203	$79,357	$54,589
Maintenance and services	23,688	14,280	44,723	27,085
Total revenues	66,873	44,483	124,080	81,674
Cost of revenues
License	76	92	145	221
Maintenance and services	7,345	4,553	13,957	8,689
Total cost of revenues	7,421	4,645	14,102	8,910
Gross profit	59,452	39,838	109,978	72,764
Operating expenses
Research and development	16,210	9,391	30,674	17,494
Sales and marketing	44,634	27,740	85,947	51,906
General and administrative	11,912	7,247	22,358	14,093
Total operating expenses	72,756	44,378	138,979	83,493
Operating loss	(13,304)	(4,540)	(29,001)	(10,729)
Interest and other income (expense), net
Interest income (expense), net	58	101	119	82
Other income (expense), net	(82)	—	(176)	2
Change in fair value of preferred stock warrants	—	—	—	(14,087)
Total interest and other income (expense), net	(24)	101	(57)	(14,003)
Loss before income taxes	(13,328)	(4,439)	(29,058)	(24,732)
Provision for income taxes	365	136	769	313
Net loss	$(13,693)	$(4,575)	$(29,827)	$(25,045)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(as % of revenues)
Condensed Consolidated Statement of Operations Data:
Revenues
License	64.6%	67.9%	64.0%	66.8%
Maintenance and services	35.4	32.1	36.0	33.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	0.2	0.3	0.2	0.4
Maintenance and services (1)	31.0	31.9	31.2	32.1
Total cost of revenues	11.1	10.4	11.4	10.9
Gross profit	88.9	89.6	88.6	89.1
Operating expenses
Research and development	24.2	21.1	24.7	21.4
Sales and marketing	66.8	62.4	69.3	63.5
General and administrative	17.8	16.3	18.0	17.3
Total operating expenses	108.8	99.8	112.0	102.2
Operating loss	(19.9)	(10.2)	(23.4)	(13.1)
Interest and other income (expense), net
Interest income (expense), net	0.1	0.2	0.1	0.1
Other income (expense), net	(0.1)	—	(0.1)	—
Change in fair value of preferred stock warrants	—	—	—	(17.2)
Total interest and other income (expense), net	—	0.2	—	(17.1)
Loss before income taxes	(19.9)	(10.0)	(23.4)	(30.2)
Provision for income taxes	0.5	0.3	0.6	0.4
Net loss	(20.4)%	(10.3)%	(24.0)%	(30.6)%

(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended July 31, 2013 and 2012

Revenues

	Three Months Ended July 31,
	2013	2012	% Change
	($ amounts in thousands)
Revenues
License	$43,185	$30,203	43.0%
Maintenance and services	23,688	14,280	65.9%
Total revenues	$66,873	$44,483	50.3%
Percentage of revenues
License	64.6%	67.9%
Maintenance and services	35.4	32.1
Total	100.0%	100.0%

Total revenues increased $22.4 million due to growth in license revenues, as well as maintenance and services revenues. The increase in license revenues was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 163 and 98 orders greater than $100,000 for the three months ended July 31, 2013 and 2012, respectively. Our total number of customers increased from approximately 4,400 at

July 31, 2012 to approximately 6,000 at July 31, 2013. The increase in maintenance and services revenues was due to increases in sales of maintenance agreements resulting from the growth of our installed customer base as well as sales of our professional services.

Cost of Revenues and Gross Margin

	Three Months Ended July 31,
	2013	2012	% Change
	($ amounts in thousands)
Cost of revenues
License	$76	$92	(17.4)%
Maintenance and services	7,345	4,553	61.3%
Total cost of revenues	$7,421	$4,645	59.8%
Gross margin
License	99.8%	99.7%
Maintenance and services	69.0%	68.1%
Total gross margin	88.9%	89.6%

Total cost of revenues increased $2.8 million due to the increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues of $2.8 million was primarily related to an increase of $1.8 million in salaries and benefits expense due to increased headcount and $0.4 million related to consulting fees. Total gross margin remained relatively flat and in line with prior quarters.

Operating Expenses

	Three Months Ended July 31,
	2013	2012	% Change
	($ amounts in thousands)
Operating expenses
Research and development	$16,210	$9,391	72.6%
Sales and marketing	44,634	27,740	60.9%
General and administrative	11,912	7,247	64.4%
Total operating expenses	$72,756	$44,378	63.9%
Percentage of revenues
Research and development	24.2%	21.1%
Sales and marketing	66.8	62.4
General and administrative	17.8	16.3
Total	108.8%	99.8%
Includes stock-based compensation expense of:
Research and development	$3,547	$1,267
Sales and marketing	5,156	1,505
General and administrative	2,389	827
Total stock-based compensation expense	$11,092	$3,599

Research and development expense.  Research and development expense increased $6.8 million primarily due to a $5.5 million increase in salaries and benefits, which includes a $2.3 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products. We also had an increase of $0.8 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $16.9 million primarily due to a $11.8 million increase in salaries and benefits, which includes a $3.7 million increase in stock-based compensation expense as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We also incurred $1.3 million in marketing program fees and $0.5 million of consulting fees primarily due to marketing events and advertising. Finally, we experienced an increase of $1.9 million due to increased facilities and overhead expense and $0.9 million in travel expenses as a result of international expansion and increased headcount.

General and administrative expense.  General and administrative expense increased $4.7 million due primarily to an increase of $3.8 million related to salaries and benefits, which includes a $1.6 million increase in stock compensation expense, driven by an increase in headcount for accounting and legal activities to support the overall growth of the business. We also incurred an increase in accounting and legal expenses of $0.7 million primarily in connection with operating as a public company.

Other Income (Expense), net

	Three Months Ended July 31,
	2013	2012
	(in thousands)
Other income (expense), net	$(24)	$101

Other income (expense), net reflects a net increase in expense of $0.1 million primarily due to foreign currency exchange losses compared to the same period last year.

Provision for Income Taxes

	Three Months Ended July 31,
	2013	2012
	(in thousands)
Provision for income taxes	$365	$136

For the three months ended July 31, 2013, we recorded income taxes that were principally attributable to foreign, federal and state taxes. The increase in tax expense is primarily due to increased activity in our foreign operations and federal alternative minimum tax.

Comparison of the Six Months Ended July 31, 2013 and 2012

Revenues

	Six Months Ended July 31,
	2013	2012	% Change
	($ amounts in thousands)
Revenues
License	$79,357	$54,589	45.4%
Maintenance and services	44,723	27,085	65.1%
Total revenues	$124,080	$81,674	51.9%
Percentage of revenues
License	64.0%	66.8%
Maintenance and services	36.0	33.2
Total	100.0%	100.0%

Total revenues increased $42.4 million due to growth in license revenues, as well as maintenance and services revenues. The increase in license revenues was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 295 and 171 orders greater than $100,000 for the six months ended July 31, 2013 and 2012, respectively. Our total number of customers increased from approximately 4,400 at July 31, 2012 to approximately 6,000 at July 31, 2013. The increase in maintenance and services revenues was due to increases in sales of maintenance agreements resulting from the growth of our installed customer base as well as sales of our professional services.

Cost of Revenues and Gross Margin

	Six Months Ended July 31,
	2013	2012	% Change
	($ amounts in thousands)
Cost of revenues
License	$145	$221	(34.4)%
Maintenance and services	13,957	8,689	60.6%
Total cost of revenues	$14,102	$8,910	58.3%
Gross margin
License	99.8%	99.6%
Maintenance and services	68.8%	67.9%
Total gross margin	88.6%	89.1%

Total cost of revenues increased $5.2 million due to the increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues of $5.2 million was primarily related to an increase of $3.5 million in salaries and benefits expense due to increased headcount and $0.6 million related to consulting fees. Total gross margin remained flat and in line with prior quarters.

Operating Expenses

	Six Months Ended July 31,
	2013	2012	% Change
	($ amounts in thousands)
Operating expenses
Research and development	$30,674	$17,494	75.3%
Sales and marketing	85,947	51,906	65.6%
General and administrative	22,358	14,093	58.6%
Total operating expenses	$138,979	$83,493	66.5%
Percentage of revenues
Research and development	24.7%	21.4%
Sales and marketing	69.3	63.5
General and administrative	18.0	17.3
Total	112.0%	102.2%
Includes stock-based compensation expense of:
Research and development	$6,590	$2,162
Sales and marketing	9,478	2,363
General and administrative	4,154	1,638
Total stock-based compensation expense	$20,222	$6,163

Research and development expense.  Research and development expense increased $13.2 million primarily due to a $10.9 million increase in salaries and benefits, which includes a $4.4 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products. We also had an increase of $1.4 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $34.0 million primarily due to a $23.3 million increase in salaries and benefits, which includes a $7.1 million increase in stock-based compensation expense as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We also incurred $3.2 million due to marketing events and advertising and $3.0 million due to our annual sales kickoff.

Finally, we experienced an increase of $2.1 million due to increased facilities and overhead expense and $1.9 million in travel expenses as a result of international expansion and increased headcount.

General and administrative expense.  General and administrative expense increased $8.3 million primarily due to an increase of $7.3 million related to salaries and benefits, which includes a $2.5 million increase in stock compensation expense, driven by an increase in headcount for accounting and legal activities to support the overall growth of the business. We also incurred an increase in accounting and legal expenses of $0.4 million primarily in connection with operating as a public company.

Other Income (Expense), net

	Six Months Ended July 31,
	2013	2012
	(in thousands)
Other income (expense), net	$(57)	$(14,003)

Other income (expense), net reflects a net decrease in expense due to the absence of any warrant re-measurement expense, as we recorded the final revaluation of our preferred stock warrants in conjunction with the completion of our IPO during the first fiscal quarter of 2013.

Provision for Income Taxes

	Six Months Ended July 31,
	2013	2012
	(in thousands)
Provision for income taxes	$769	$313

For the six months ended July 31, 2013, we recorded income taxes that were principally attributable to foreign, federal and state taxes. The increase in tax expense is primarily due to increased activity in our foreign operations and federal alternative minimum tax.

Liquidity and Capital Resources

	July 31, 2013	January 31, 2013
	(in thousands)
Cash and cash equivalents	$347,114	$305,939

	Six Months Ended July 31,
	2013	2012
	(in thousands)
Cash provided by operating activities	$26,102	$15,404
Cash used in investing activities	(3,230)	(3,474)
Cash provided by financing activities	18,354	224,761

Since fiscal 2010 we have funded our operations primarily through cash generated from operations. At July 31, 2013, our cash and cash equivalents of $347.1 million were held for working capital purposes, a majority of which was invested in money market funds. We intend to increase our capital expenditures for the remainder of fiscal 2014, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our products and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

In the six months ended July 31, 2013, cash inflows from our operating activities were $26.1 million, which reflects our net loss of $29.8 million, adjusted by non-cash charges of $24.4 million, consisting primarily of $21.8 million for stock-based compensation and $2.9 million for depreciation and amortization. Sources of cash inflows were from changes in our working capital, including a $23.2 million decrease in accounts receivable due primarily to the collection of a $20.0 million order booked in the fourth quarter of fiscal 2013, a $12.9 million increase in deferred revenue and a $5.4 million increase in accrued expenses and other liabilities. These cash inflows were partially offset by a $6.2 million decrease in accrued payroll and compensation and a $3.6 million increase in prepaid expense and other current and non-current assets.

In the six months ended July 31, 2012, cash inflows from our operating activities were $15.4 million, which reflects our net loss of $25.0 million, adjusted by non-cash charges of $22.8 million, consisting primarily of $14.1 million for the change in the fair value of the preferred stock warrants, $6.5 million for stock-based compensation, and $2.1 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $15.0 million increase in deferred revenue, a $0.8 million decrease in accounts receivable due to increased collections, a $0.3 million increase in accounts payable, a $2.6 million increase in accrued payroll and compensation, and a $0.2 million increase in accrued expenses and other liabilities. These cash inflows were offset by cash outflows of $1.2 million related to an increase in prepaid expenses and other current assets.

Investing Activities

In the six months ended July 31, 2013, cash used in investing activities included $3.2 million of capital expenditures for technology and hardware to support the growth of our business.

In the six months ended July 31, 2012, cash used in investing activities of $3.5 million was primarily attributable to $2.3 million of capital expenditures for technology and hardware to support the growth of our business and $1.2 million of capitalized software development costs associated with the development of Splunk Storm.

Financing Activities

In the six months ended July 31, 2013, cash provided by financing activities of $18.4 million consisted primarily of $12.5 million of proceeds from the exercise of stock options and $6.1 million of proceeds from our employee stock purchase plan. Additionally, we paid $0.5 million of taxes related to the net settlement of RSUs.

In the six months ended July 31, 2012, cash provided by financing activities of $224.8 million consisted primarily of initial public offering proceeds of $225.2 million, net of paid underwriter discount and issuance costs and $1.8 million from exercises of stock options, partially offset by $2.3 million related to the repayment of the term loan.

Loan and Security Agreement

In May 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank, which expired on April 30, 2013. The agreement included a revolving line of credit facility.

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank. The agreement provides for a revolving line of credit facility, which expires May 9, 2015. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in July 2013) or the LIBOR rate plus 2.75%. As of July 31, 2013, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of July 31, 2013.

Off-Balance Sheet Arrangements

During the six months ended July 31, 2013 and 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

 Indemnification Arrangements

During the ordinary course of business, we may indemnify, hold harmless and agree to reimburse for losses suffered or incurred, our customers, channel partners, vendors, and each of their affiliates for certain intellectual property infringement and other claims by third parties with respect to our products and services, in connection with our commercial license arrangements or related to general business dealings with those parties.

 As permitted under Delaware law, we have entered into indemnification agreements with our officers, directors and certain employees, indemnifying them for certain events or occurrences while they serve as our officers or directors.

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of any amounts at July 31, 2013.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  We are exposed to financial market risks, primarily changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We had cash and cash equivalents of $347.1 million as of July 31, 2013. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our operating results or the total fair value of the portfolio.

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate. As of July 31, 2013, we had no balance outstanding under this agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have a short operating history, which limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in developing industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Moreover, although we have experienced rapid growth historically, we may not continue to grow as rapidly in the future. Any success that we may experience in the future will depend in large part on our ability to, among other things:

•maintain and expand our customer base and the ways in which our customers use our software;

•	increase revenues from existing customers through increased or broader use of our software within their organizations;

•improve the performance and capabilities of our software through research and development;

•	continue to develop and expand adoption of cloud-based services, including our current offering, Splunk Storm;

•successfully expand our business domestically and internationally;

•	successfully compete with other companies, open source initiatives and custom development efforts that are currently in, or may in the future enter, the markets for our software;

•	successfully provide our customers a compelling business case to purchase our software in a time frame that matches our and our customers' sales and purchase cycles;

•	continue to invest in our application development platform to foster an ecosystem of developers and users to expand the use cases of our software;

•generate leads and convert users of the trial version of our software to paying customers;

•prevent users from circumventing the terms of their software licenses;

•	maintain and enhance our website infrastructure to minimize interruptions or slower than expected download times when accessing our software from our website;

•	process, store and use our customers’ data in compliance with applicable governmental regulations and other legal obligations related to data privacy and security; and

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

We may not be able to accurately predict our future revenues or results of operations. In particular, since the beginning of fiscal 2011, more than half of the revenues we recognize each quarter has been attributable to sales made in that same quarter with the balance of the revenues being attributable to sales made in prior quarters in which the related revenues were not recognized upfront. As a result, our ability to forecast revenues on a quarterly or longer term basis is extremely limited. We base our current and future expense levels on our operating plans and sales forecasts, while our operating costs are expected to be relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of July 31, 2013, approximately 40% of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception, including net losses of $13.7 million and $29.8 million in the three and six months ended July 31, 2013, respectively. As a result, we had an accumulated deficit of $120.5 million at July 31, 2013. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications, or apps, for our software. In addition, as we grow as a newly public company, we have and will continue to incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our software licenses, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis, could cause the value of our common stock to decline.

Because we derive substantially all of our revenues and cash flows from sales of licenses of one software product, failure of this product to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition and growth prospects.

We derive and expect to continue to derive substantially all of our revenues and cash flows from sales of licenses of our Splunk Enterprise product. As such, the market acceptance of our software is critical to our continued success. Demand for licenses to our software is affected by a number of factors beyond our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market. In addition, users of software that provides operational intelligence may seek a cloud-based service and until August 2012, we did not offer a cloud-based service on a commercial basis and which currently represents a de minimis percentage of our overall revenues. We expect the proliferation of machine data to lead to an increase in the data analysis demands of our customers, and our software may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business operations, financial results and growth prospects will be materially and adversely affected.

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

During the three and six months ended July 31, 2013, we derived approximately 21% of our revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries across Europe and Asia. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on resellers for non-U.S. sales. Our ability to convince customers to expand their use of our software or renew their maintenance agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

•	fluctuations in currency exchange rates and the related effect on our operating results;

•	difficulties in repatriating or transferring funds from or converting currencies in certain countries;

•	the need for localized software and licensing programs;

•	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property and contract rights abroad; and

•	compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes.

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

Our future performance depends in part on proper use of our community website and support from third-party software developers.

Our software enables third-party software developers to build apps on top of our machine data engine. We operate a community website for sharing these third party apps, including add-ons and extensions. While we expect our community website to support our sales and marketing efforts, it also presents certain risks to our business, including:

•	third-party developers may not continue developing or supporting the software apps that they share on our community website;

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

As part of our community website, we host Splunk Answers for sharing knowledge about how to perform certain functions with our software. Our users are increasingly turning to our Splunk Answers community site for support in connection with their use of our software. We do not review or test the information that non-Splunk employees post on our Splunk Answers community site to ensure its accuracy or efficacy in resolving technical issues. Therefore, we cannot ensure that all the information listed on our Splunk Answers community site is accurate or that it will not adversely affect the performance of our software. Furthermore, users who post such information on our Splunk Answers community site may not have adequate rights to the information to share it publicly, and we could be the subject of intellectual property claims based on our hosting of such information. If poor advice or misinformation is spread among users of our Splunk Answers community site, our customers or other users of our software may experience unsatisfactory results from using our software, which could adversely affect our reputation and our ability to grow our business.

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

Privacy and data information security have become a significant issue in the United States and in many other countries where we offer licenses of our software. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act (HIPAA) of 1996 and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act recently implemented in Germany.

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

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our software. Privacy and personal information security concerns, whether valid or not valid, may inhibit market adoption of our software particularly in certain industries and foreign countries.

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

•	we may encounter difficulties in, or may be unable to, successfully sell any acquired products;

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•	an acquisition may require us to comply with additional laws and regulations;

•	our use of cash to pay for an acquisition would limit other potential uses for our cash;

•	if we incur debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants; and

•	to the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

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

The enactment of legislation implementing changes in the United States of taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of July 31, 2013, we had outstanding approximately 105 million shares of our common stock.

As of July 31, 2013, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our fiscal year 2014. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting and after we cease to be an “emerging growth company” a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

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

a) Not applicable.

Item 6.         Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2013

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