Form 10-Q
period 2013-10-31
SPLUNK INC
filed 2013-12-13
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

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

There were 107,269,581 shares of the registrant’s Common Stock issued and outstanding as of December 9, 2013.

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	October 31, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$351,895	$305,939
Accounts receivable, net	53,995	63,948
Prepaid expenses and other current assets	8,669	6,861
Total current assets	414,559	376,748
Property and equipment, net	14,437	13,205
Intangible assets, net	4,594	—
Goodwill	5,734	—
Other assets	502	492
Total assets	$439,826	$390,445
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,018	$1,632
Accrued payroll and compensation	30,655	28,123
Accrued expenses and other liabilities	12,781	7,636
Deferred revenue, current portion	107,712	79,568
Total current liabilities	153,166	116,959
Deferred revenue, non-current	33,433	35,144
Other liabilities, non-current	3,145	798
Total non-current liabilities	36,578	35,942
Total liabilities	189,744	152,901
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 106,792,588 shares issued and outstanding at October 31, 2013, and 100,920,350 shares issued and outstanding at January 31, 2013	107	101
Accumulated other comprehensive loss	(156)	(135)
Additional paid-in capital	387,207	328,277
Accumulated deficit	(137,076)	(90,699)
Total stockholders’ equity	250,082	237,544
Total liabilities and stockholders’ equity	$439,826	$390,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenues
License	$50,873	$34,557	$130,230	$89,146
Maintenance and services	27,760	17,488	72,483	44,573
Total revenues	78,633	52,045	202,713	133,719
Cost of revenues (1)
License	84	62	229	283
Maintenance and services	10,441	5,817	24,398	14,506
Total cost of revenues	10,525	5,879	24,627	14,789
Gross profit	68,108	46,166	178,086	118,930
Operating expenses (1)
Research and development	18,961	11,074	49,635	28,568
Sales and marketing	53,052	32,847	138,999	84,753
General and administrative	12,917	7,625	35,275	21,718
Total operating expenses	84,930	51,546	223,909	135,039
Operating loss	(16,822)	(5,380)	(45,823)	(16,109)
Interest and other income (expense), net
Interest income	55	31	174	115
Other income (expense), net	(283)	—	(459)	—
Change in fair value of preferred stock warrants	—	—	—	(14,087)
Total interest and other income (expense), net	(228)	31	(285)	(13,972)
Loss before income taxes	(17,050)	(5,349)	(46,108)	(30,081)
Income tax provision (benefit)	(500)	125	269	438
Net loss	$(16,550)	$(5,474)	$(46,377)	$(30,519)

Basic and diluted net loss per share	$(0.16)	$(0.06)	$(0.45)	$(0.41)

Weighted-average shares used in computing basic and diluted net loss per share	106,008	96,671	104,063	73,951

(1)      Amounts include stock-based compensation expense, as follows:

Cost of revenues	$1,165	$322	$2,735	$697
Research and development	4,405	1,560	10,995	3,722
Sales and marketing	5,947	2,093	15,425	4,456
General and administrative	2,815	710	6,969	2,348
	$14,332	$4,685	$36,124	$11,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net loss	$(16,550)	$(5,474)	$(46,377)	$(30,519)
Other comprehensive income (loss):
Foreign currency translation adjustments	87	21	(21)	9
Comprehensive loss	$(16,463)	$(5,453)	$(46,398)	$(30,510)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2013	2012
Cash flows from operating activities
Net loss	$(46,377)	$(30,519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,500	3,357
Impairment of long-lived asset	2,128	—
Change in fair value of preferred stock warrants	—	14,087
Stock-based compensation	36,124	11,223
Excess tax benefits from employee stock plans	(539)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	9,953	(5,683)
Prepaid expenses, other current and non-current assets	(822)	(1,280)
Accounts payable	267	(268)
Accrued payroll and compensation	2,532	9,573
Accrued expenses and other liabilities	5,220	66
Deferred revenue	26,433	21,301
Net cash provided by operating activities	39,419	21,857
Cash flows from investing activities
Acquisition, net of cash acquired	(8,958)	—
Change in restricted cash	—	514
Purchases of property and equipment	(7,265)	(5,720)
Net cash used in investing activities	(16,223)	(5,206)
Cash flows from financing activities
Repayments of term debt	—	(2,289)
Proceeds from initial public offering, net of offering costs	—	225,225
Issuance of common stock from exercise of stock options	18,865	2,123
Excess tax benefits from employee stock plans	539	—
Proceeds from employee stock purchase plan	6,076	—
Taxes paid related to net share settlement of equity awards	(2,752)	—
Net cash provided by financing activities	22,728	225,059
Effect of exchange rate changes on cash and cash equivalents	32	15
Net increase in cash and cash equivalents	45,956	241,725
Cash and cash equivalents
Beginning of period	305,939	31,599
End of period	$351,895	$273,324
Supplemental disclosures
Cash paid for interest	$—	$40
Cash paid for income taxes	297	80
Non-cash investing and financing activities
Accrued purchases of property and equipment	856	60
Vesting of early exercised options	83	818
Conversion of preferred stock to common stock	—	40,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  Description of the Business and Significant Accounting Policies

Business

Splunk Inc. (“we”) provides an innovative software platform that enables organizations to gain real-time operational intelligence by harnessing the value of their data. Our software collects and indexes data, regardless of format or source, and enables users to search, correlate, analyze, monitor and report on this data. Our software addresses large and diverse data sets, commonly referred to as big data, and is specifically tailored for machine-generated data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities and security threats. Our software is designed to help users in various roles, including IT and business professionals, analyze machine data and realize real-time visibility into and intelligence about their organization’s operations. This operational intelligence enables organizations to improve service levels, reduce costs, mitigate security risks, demonstrate and maintain compliance and gain new insights that enable them to drive better business decisions. We were incorporated in California in October 2003 and were reincorporated in Delaware in May 2006.

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

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued updated authoritative guidance to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. This guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. We do not believe that the adoption will have a material effect on the condensed consolidated financial statements.

In February 2013, the FASB issued updated authoritative guidance requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance during the three months ended April 30, 2013. The adoption of this guidance did not impact our financial statements, as the guidance is related to disclosure only and we have not had any significant reclassifications out of accumulated other comprehensive loss.

In July 2013, the FASB determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for our interim and annual periods beginning February 1, 2014. We do not expect the adoption of this guidance to have an impact on our financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods covered by the financial statements and accompanying notes. In particular, we make estimates with respect to the fair value of multiple elements in revenue recognition, uncollectible accounts receivable, the assessment of the useful life and recoverability of long-lived assets (property and equipment, goodwill and identified intangibles), stock-based compensation expense, the fair value of assets acquired and liabilities assumed for business combinations, income taxes and contingencies. Actual results could differ from those estimates.

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

Foreign Currency

The functional currency of our foreign subsidiaries is the respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated Other Comprehensive Loss within Stockholders' Equity. Foreign currency transaction gains and losses are included in Other Income (Expense), Net and were not material for the three and nine months ended October 31, 2013 and 2012. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of October 31, 2013 and January 31, 2013 (in thousands):

	October 31, 2013				January 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$325,964	$—	$—	$325,964	$250,810	$—	$—	$250,810

Reported as:
Assets:
Cash and cash equivalents				$325,964				$250,810
Total				$325,964				$250,810

(3)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable operating leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $1.9 million and $0.9 million for the three months ended October 31, 2013 and 2012, respectively, and $4.3 million and $2.6 million for the nine months ended October 31, 2013 and 2012, respectively.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at October 31, 2013.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of
	October 31, 2013	January 31, 2013
Computer equipment and software	$18,860	$16,077
Furniture and fixtures	4,144	2,714
Leasehold improvements	7,642	4,129
	30,646	22,920
Less: accumulated depreciation and amortization	(16,209)	(9,715)
Property and equipment, net	$14,437	$13,205

Depreciation and amortization expense was $3.6 million and $1.2 million for the three months ended October 31, 2013 and 2012, respectively. Depreciation and amortization expense was $6.5 million and $3.4 million for the nine months ended October 31, 2013 and 2012, respectively. Included in depreciation and amortization expense during the three and nine months ended October 31, 2013 was a $2.1 million impairment charge of a long-lived asset for previously capitalized Storm software development costs as a result of our decision to make Storm available to customers at no cost.

(5)  Acquisition

On September 25, 2013, we acquired BugSense, a privately-held Delaware company, which developed and offered as a service an analytics solution for machine data generated by mobile devices. This acquisition has been accounted for as a business combination. The purchase price of $9.0 million paid in cash was preliminarily allocated as follows: $4.7 million to identifiable intangible assets, $0.7 million to net deferred tax liability recorded and $0.7 million to net liabilities assumed, and the excess $5.7 million of the purchase price over the fair value of net assets acquired was recorded as goodwill allocated to our one operating segment. Goodwill is primarily attributable to our ability to further improve the overall performance of our mobile data gathering capabilities, expand our visibility into machine data generated by mobile devices and the value of acquired personnel. This goodwill is not deductible for U.S. income tax purposes. Pro forma results of operations of the acquired business have not been presented as we do not consider the results to have a material effect during any of the periods presented on our Condensed Consolidated Statement of Operations. We are still finalizing the allocation of the purchase price to the individual tax liabilities assumed, which may be subject to change as additional information becomes available to us.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair value	Useful Life (months)
Developed Technology	$2,940	36
Customer Relationships	1,460	36
Other acquired intangible assets	330	24
Total intangible assets subject to amortization	$4,730

(6)  Debt Financing Facilities

In May 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank, which expired on April 30, 2013. The agreement included a revolving line of credit facility.

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank. The agreement provides for a revolving line of credit facility, which expires May 9, 2015. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in October 2013) or the LIBOR rate plus 2.75%. As of October 31, 2013, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of October 31, 2013.

(7)  Convertible Preferred Stock

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

There were no preferred stock warrants outstanding during the nine months ended October 31, 2013. The assumptions below were used to estimate the value of the preferred stock warrants during the three months ended April 30, 2012:

Expected volatility	49.7-53.2%
Risk-free rate	0.50-1.40%
Dividend yield	0.0%
Expected term (in years)	3.38-6.30

(8)  Stock Compensation Plans

The following table summarizes the stock option and restricted stock unit ("RSU") award activity during the nine months ended October 31, 2013:

		Options Outstanding				RSUs Outstanding
	Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
					(in thousands)
Balances as of January 31, 2013	7,867,788	18,917,547	$4.26			2,904,707
Additional Shares Authorized	5,046,017
Options exercised		(5,393,800)	3.50
Options forfeited and expired	332,772	(332,772)	6.60
RSUs granted	(1,757,335)					1,757,335
RSUs vested						(143,141)
Shares withheld related to net share settlement of RSUs	48,731
RSUs forfeited	202,793					(202,793)
Balances as of October 31, 2013	11,740,766	13,190,975	$4.50	6.90	$767,799	4,316,108
Vested and expected to vest		12,876,731	$4.44	6.87	$750,294	4,100,303
Exercisable as of October 31, 2013		6,906,089	$2.23	5.89	$417,684

(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of October 31, 2013.

Under net settlement procedures currently applicable to our outstanding RSUs for current employees, upon each settlement date, RSUs are withheld to cover the required withholding tax, which is based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares are delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees' tax obligation is reflected as a financing activity within our condensed consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares are returned to the reserves and are available for future issuance under our 2012 Equity Incentive Plan.

During the nine months ended October 31, 2013, $0.3 million of tax benefits have been realized from exercised stock options. At October 31, 2013, there was a total unrecognized compensation cost of $21.5 million related to these stock options, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.94 years. At October 31, 2013, there was a total unrecognized compensation cost of $123.0 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.28 years.

The total intrinsic value of options exercised during the nine months ended October 31, 2013 was $229.1 million. The weighted-average grant date fair value of RSUs granted was $47.60 per share for the nine months ended October 31, 2013.

(9)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
United States	$61,844	$41,989	$159,599	$107,580
International	16,789	10,056	43,114	26,139
Total Revenues	$78,633	$52,045	$202,713	$133,719

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. At October 31, 2013, there was one channel partner that represented approximately 23% of total accounts receivable and 16% of total revenues during the three months ended October 31, 2013. The accounts receivable and revenues from this channel partner is comprised of a number of customer transactions, none of which were individually greater than 10% of total accounts receivable at October 31, 2013 or total revenues for the three months ended October 31, 2013. At January 31, 2013, there was one customer that represented approximately 31% of total accounts receivable.

Property and Equipment

The following table presents our property and equipment by geographic region for the periods presented (in thousands):

	As of
	October 31, 2013	January 31, 2013
United States	$12,941	$11,471
International	1,496	1,734
Total property and equipment, net	$14,437	$13,205

As of October 31, 2013, our property and equipment in one country, the United Kingdom, represented approximately 10% of our total property and equipment. Other than the United States and the United Kingdom, no other country represented 10% or more of our total property and equipment.

(10)  Income Taxes

For the three months ended October 31, 2013 and 2012, we recorded $0.5 million in income tax benefit and $0.1 million in income tax expense, respectively. For the nine months ended October 31, 2013 and 2012, we recorded $0.3 million and $0.4 million in income tax expense, respectively. The decreases in income tax expense were primarily due to the partial release of the deferred tax asset valuation allowance from the acquisition, partially offset by an increase in taxable income in our international jurisdictions and federal alternative minimum tax. The net deferred tax liability from the acquisition provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, we released a portion of the deferred tax asset valuation allowance.

There were no material changes to our unrecognized tax benefits in the nine months ended October 31, 2013, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Numerator:
Net loss	$(16,550)	$(5,474)	$(46,377)	$(30,519)
Denominator:
Weighted-average common shares outstanding	106,079	96,786	104,144	74,210
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(71)	(115)	(81)	(259)
Weighted-average shares used to compute net loss per share, basic and diluted	106,008	96,671	104,063	73,951
Net loss per share, basic and diluted	$(0.16)	$(0.06)	$(0.45)	$(0.41)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of October 31,
	2013	2012
Shares subject to outstanding common stock options	13,191	22,190
Shares subject to outstanding RSUs	4,316	399
Employee stock purchase plan	296	623
Shares subject to common stock warrants	—	405
Total	17,803	23,617

(12)  Related Party Transactions

Certain members of our board of directors ("Board") serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours.  We believe the transactions between these companies and us were carried out on terms that are consistent with similar transactions with our other similarly situated customers or vendors. We recognized revenue from sales to these companies of $0.6 million and $0.5 million for the three months ended October 31, 2013 and 2012, respectively, and $1.8 million and $1.4 million for the nine months ended October 31, 2013 and 2012, respectively. We also recorded $0.3 million and $0.2 million in expenses related to purchases from these companies during the three months ended October 31, 2013 and 2012, respectively, and $0.9 million and $0.6 million for the nine months ended October 31, 2013 and 2012, respectively. We had $0.3 million and $0.0 of accounts receivable from these companies as of October 31, 2013 and January 31, 2013, respectively. There were no accounts payable to these companies as of October 31, 2013 or January 31, 2013.

(13)  Subsequent Event

On December 6, 2013, we acquired Cloudmeter, a privately-held Delaware company, which developed technology that enables users to capture data directly from network traffic for $21.0 million in cash. The acquisition will be accounted for as a business combination and, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. We have not yet determined the purchase price allocation for the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our future financial and operating results; our planned investments, particularly in our product development efforts; our planned expansion of our sales and marketing organization; our growth strategies; our continued efforts to market and sell both domestically and internationally; our expectations about seasonal trends; our expectations regarding our revenue mix; use of non-GAAP financial measures; our expectations regarding our operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses; sufficiency of cash to meet cash needs for at least the next 12 months; exposure to interest rate changes; inflation; anticipated income tax rates; and our expected capital expenditures, cash flows and liquidity.

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

Overview

Splunk provides an innovative software platform that enables organizations to gain real-time operational intelligence by harnessing the value of their data. Our software collects and indexes data regardless of format or source and enables users to search, correlate, analyze, monitor and report on this data. Our software addresses large and diverse data sets, commonly referred to as big data, and is specifically tailored for machine-generated data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities and security threats. Our software is designed to help users in various roles, including IT and business professionals, analyze their machine data and realize real-time visibility into and intelligence about their organization's operations. This operational intelligence enables organizations to improve service levels, reduce costs, mitigate security risks, demonstrate and maintain compliance and gain new insights that enable them to drive better business decisions.

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

Our software architecture is designed to accelerate return-on-investment for our customers. It does not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Users can simply download and install the software, typically in a matter of hours, connect to their relevant machine data sources and begin realizing operational intelligence. We also offer customers with complex IT infrastructure the ability to leverage the expertise of our professional services organization to deploy our software. We generally base our license fees on the estimated peak daily data indexing capacity our customers require. Prospective customers can download a trial version of our software that provides a full set of features but limited data indexing capacity. Following the 60-day trial period, prospective customers can purchase a license for our product or continue using our product with reduced features and limited data indexing capacity. We primarily license our software under perpetual licenses whereby we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large perpetual licenses may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term. From time to time, we enter into transactions that are designed to enable broad adoption of our software within an enterprise. These arrangements typically include provisions that require revenue deferral and recognition over time.

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

•
Develop additional solutions in adjacent markets as well as products and services that enable organizations to use our software in different ways, such as our cloud-based service, Splunk Cloud and Hunk: Splunk Analytics for Hadoop.

•
Build premium apps on our core platform that enable organizations to realize additional value from our software, such as Splunk App for Enterprise Security, Splunk App for VMware and Splunk App for PCI.

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

During the quarter, we expanded our product portfolio from a single product to become a multi-product company. We announced the general availability of Splunk Cloud, a new service that delivers Splunk Enterprise in the cloud and the general availability of Hunk: Splunk Analytics for Hadoop, a new software product that enables exploration, analysis and visualization of data in Hadoop.

For the three months ended October 31, 2013 and 2012, our revenues were $78.6 million and $52.0 million, respectively, representing year-over-year growth of approximately 51%. For the three months ended October 31, 2013 and 2012, approximately 21% and 19% of our revenues were derived from customers located outside the United States, respectively. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of October 31, 2013, we had more than 6,400 Splunk Enterprise customers.

For the three months ended October 31, 2013 and 2012, our operating loss prepared in accordance with generally accepted accounting principles in the United States ("GAAP") was $16.8 million and $5.4 million, respectively, and our non-GAAP operating income was $0.9 million and our non-operating loss was $0.7 million, respectively.

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

Non-GAAP Financial Results

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross margin, non-GAAP operating income (loss), non-GAAP net income (loss), non-GAAP operating margin and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude stock-based compensation expense, employer payroll tax expense related to employee stock plans, the change in fair value of certain preferred stock warrants previously issued by us, impairment of a long-lived asset, acquisition-related costs, amortization of acquired intangible assets and the partial release of the valuation allowance due to acquisition. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by our management in its financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance. In particular, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe that providing non-GAAP financial measures that exclude this expense allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We excluded expense attributable to the change in fair value of certain preferred stock warrants from our non-GAAP financial measures because it is a non-recurring, non-cash expense. We also excluded the non-cash charge for previously capitalized Splunk Storm software development costs (reflected as an impairment of a long-lived asset) as a result of our decision to make Splunk Storm available to customers at no cost. We also exclude acquisition-related costs and amortization of acquired intangible assets from our non-GAAP financial measures because they are considered by management to be outside of our core operating results. We further exclude the partial release of the valuation allowance due to acquisition from non-GAAP net income (loss) and non-GAAP net income (loss) per share because it is also considered by management to be outside our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet.

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

The following table reconciles cash provided by operating activities to free cash flow for the three and nine months ended October 31, 2013 and 2012 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net cash provided by operating activities	$13,317	$6,453	$39,419	$21,857
Less purchases of property and equipment	(4,035)	(2,246)	(7,265)	(5,720)
Free cash flow (Non-GAAP)	$9,282	$4,207	$32,154	$16,137
Net cash used in investing activities	$(12,993)	$(1,732)	$(16,223)	$(5,206)
Net cash provided by financing activities	$4,374	$298	$22,728	$225,059

The following table reconciles GAAP gross margin to non-GAAP gross margin for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
GAAP gross margin	86.6%	88.7%	87.9%	88.9%
Stock-based compensation expense	1.5	0.6	1.3	0.5
Employer payroll tax on employee stock plans	0.1	—	—	—
Amortization of acquired intangible assets	0.1	—	—	—
Impairment of long-lived asset	2.7	—	1.0	—
Non-GAAP gross margin	91.0%	89.3%	90.2%	89.4%

The following table reconciles GAAP operating loss to non-GAAP operating income (loss) for the three and nine months ended October 31, 2013 and 2012 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
GAAP operating loss	$(16,822)	$(5,380)	$(45,823)	$(16,109)
Stock-based compensation expense	14,332	4,685	36,124	11,223
Employer payroll tax on employee stock plans	691	—	1,857	262
Amortization of acquired intangible assets	136	—	136	—
Impairment of long-lived asset	2,128	—	2,128	—
Acquisition-related costs	408	—	408	—
Non-GAAP operating income (loss)	$873	$(695)	$(5,170)	$(4,624)

The following table reconciles GAAP operating margin to non-GAAP operating margin for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
GAAP operating margin	(21.4)%	(10.3)%	(22.6)%	(12.0)%
Stock-based compensation expense	18.2	9.0	17.8	8.4
Employer payroll tax on employee stock plans	0.9	—	0.9	0.2
Amortization of acquired intangible assets	0.2	—	0.1	—
Impairment of long-lived asset	2.7	—	1.0	—
Acquisition-related costs	0.5	—	0.2	—
Non-GAAP operating margin	1.1%	(1.3)%	(2.6)%	(3.4)%

The following table reconciles GAAP net loss to non-GAAP net income (loss) for the three and nine months ended October 31, 2013 and 2012 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
GAAP net loss	$(16,550)	$(5,474)	$(46,377)	$(30,519)
Stock-based compensation expense	14,332	4,685	36,124	11,223
Change in fair value of preferred stock warrants	—	—	—	14,087
Employer payroll tax on employee stock plans	691	—	1,857	262
Amortization of acquired intangible assets	136	—	136	—
Impairment of long-lived asset	2,128	—	2,128	—
Acquisition-related costs	408	—	408	—
Partial release of the valuation allowance due to acquisition	(747)	—	(747)	—
Non-GAAP net income (loss)	$398	$(789)	$(6,471)	$(4,947)

The following table reconciles shares used in computing basic and diluted net income (loss) per share for the three and nine months ended October 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Weighted-average shares used in computing GAAP basic net loss per share	106,008	96,671	104,063	73,951
Effect of dilutive securities: Employee stock awards and ESPP	12,117	—	—	—
Weighted-average shares used in computing Non-GAAP basic and diluted net income (loss) per share	118,125	96,671	104,063	73,951

GAAP basic and diluted net loss per share	$(0.16)	$(0.06)	$(0.45)	$(0.41)
Non-GAAP basic and diluted net income (loss) per share	$0.00	$(0.01)	$(0.06)	$(0.07)

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

Professional services and training revenues as a percentage of total revenues were 7% and 9% for the three months ended October 31, 2013 and 2012, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

Cost of Revenues

Cost of license revenues.  Cost of license revenues includes all direct costs to deliver our product, including salaries, benefits, stock-based compensation and related expenses such as employer taxes, allocated overhead for facilities and IT and amortization of acquired intangible assets. We recognize these expenses as they are incurred.

Cost of maintenance and services revenues.  Cost of maintenance and services revenues includes salaries, benefits, stock-based compensation and related expenses such as employer taxes for our maintenance and services organization, allocated overhead for depreciation of equipment, facilities and IT, and amortization and write-offs of intangible assets. We recognize expenses related to our maintenance and services organization as they are incurred.

Operating Expenses

Our operating expenses are classified into three categories: research and development, sales and marketing and general and administrative. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses, commissions as applicable and stock-based compensation. Operating expenses also include allocated overhead costs for depreciation of equipment, facilities and IT. Allocated costs for facilities consist of leasehold improvements and rent. Our allocated costs for IT include costs for compensation of our IT personnel and costs associated with our IT infrastructure. Operating expenses are generally recognized as incurred.

Research and development.  Research and development expenses primarily consist of personnel and facility-related costs attributable to our research and development personnel. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our software and services. We expect that our research and development expenses will continue to increase, in absolute dollars, as we increase our research and development headcount to further strengthen and enhance our software and services and invest in the development of our solutions and apps.

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

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of foreign exchange gains and losses, interest income on our cash and cash equivalents balances, and for fiscal 2013, changes in the fair value of preferred stock warrants and interest expense on outstanding debt.

Income tax provision (benefit)

Income tax provision (benefit) consists of federal, state and foreign income taxes. We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse.  We record a valuation allowance to reduce the deferred tax assets to the amount that we are more-likely-than-not to realize.  Because of our history of U.S. net operating losses, we have established, in prior years, a full valuation allowance against potential future benefits for U.S. deferred tax assets including loss carry-forwards and research and development and other tax credits.  We regularly assess the likelihood that our deferred income tax assets will be realized based on the realization guidance available. To the extent that we believe any amounts are not more-likely-than-not to be realized, we record a valuation allowance to reduce the deferred income tax assets. We regularly assess the need for the valuation allowance on our deferred tax assets, and to the extent that we determine that an adjustment is needed, such adjustment will be recorded in the period that the determination is made.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Revenues
License	$50,873	$34,557	$130,230	$89,146
Maintenance and services	27,760	17,488	72,483	44,573
Total revenues	78,633	52,045	202,713	133,719
Cost of revenues
License	84	62	229	283
Maintenance and services	10,441	5,817	24,398	14,506
Total cost of revenues	10,525	5,879	24,627	14,789
Gross profit	68,108	46,166	178,086	118,930
Operating expenses
Research and development	18,961	11,074	49,635	28,568
Sales and marketing	53,052	32,847	138,999	84,753
General and administrative	12,917	7,625	35,275	21,718
Total operating expenses	84,930	51,546	223,909	135,039
Operating loss	(16,822)	(5,380)	(45,823)	(16,109)
Interest and other income (expense), net
Interest income	55	31	174	115
Other income (expense), net	(283)	—	(459)	—
Change in fair value of preferred stock warrants	—	—	—	(14,087)
Total interest and other income (expense), net	(228)	31	(285)	(13,972)
Loss before income taxes	(17,050)	(5,349)	(46,108)	(30,081)
Income tax provision (benefit)	(500)	125	269	438
Net loss	$(16,550)	$(5,474)	$(46,377)	$(30,519)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(as % of revenues)
Condensed Consolidated Statement of Operations Data:
Revenues
License	64.7%	66.4%	64.2%	66.7%
Maintenance and services	35.3	33.6	35.8	33.3
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	0.2	0.2	0.2	0.3
Maintenance and services (1)	37.6	33.3	33.7	32.5
Total cost of revenues	13.4	11.3	12.1	11.1
Gross profit	86.6	88.7	87.9	88.9
Operating expenses
Research and development	24.1	21.3	24.5	21.4
Sales and marketing	67.5	63.1	68.6	63.4
General and administrative	16.4	14.7	17.4	16.2
Total operating expenses	108.0	99.1	110.5	101.0
Operating loss	(21.4)	(10.4)	(22.6)	(12.1)
Interest and other income (expense), net
Interest income	0.1	0.1	0.1	0.1
Other income (expense), net	(0.4)	—	(0.2)	—
Change in fair value of preferred stock warrants	—	—	—	(10.5)
Total interest and other income (expense), net	(0.3)	0.1	(0.1)	(10.4)
Loss before income taxes	(21.7)	(10.3)	(22.7)	(22.5)
Income tax provision (benefit)	(0.6)	0.2	0.1	0.3
Net loss	(21.1)%	(10.5)%	(22.8)%	(22.8)%

(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended October 31, 2013 and 2012

Revenues

	Three Months Ended October 31,
	2013	2012	% Change
	($ amounts in thousands)
Revenues
License	$50,873	$34,557	47.2%
Maintenance and services	27,760	17,488	58.7%
Total revenues	$78,633	$52,045	51.1%
Percentage of revenues
License	64.7%	66.4%
Maintenance and services	35.3	33.6
Total	100.0%	100.0%

Total revenues increased $26.6 million due to growth in license revenues, as well as maintenance and services revenues. The increase in license revenues was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 207 and 125 orders greater than $100,000 for the three months ended October 31, 2013 and 2012, respectively. Our total number of customers increased from approximately

4,800 at October 31, 2012 to more than 6,400 at October 31, 2013. The increase in maintenance and services revenues was due to increases in sales of maintenance agreements resulting from the growth of our installed customer base as well as sales of our professional services.

Cost of Revenues and Gross Margin

	Three Months Ended October 31,
	2013	2012	% Change
	($ amounts in thousands)
Cost of revenues
License	$84	$62	35.5%
Maintenance and services	10,441	5,817	79.5%
Total cost of revenues	$10,525	$5,879	79.0%
Gross margin
License	99.8%	99.8%
Maintenance and services	62.4%	66.7%
Total gross margin	86.6%	88.7%

Total cost of revenues increased $4.6 million primarily due to the increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues was primarily related to an increase of $2.2 million in salaries and benefits expense, which includes a $0.8 million increase in stock-based compensation expense, due to increased headcount, and a $2.1 million impairment charge of a long-lived asset for previously capitalized Storm software development costs as a result of our decision to make Storm available to customers at no cost. We also had an increase of $0.3 million related to overhead costs. Total gross margin decreased slightly due to the $2.1 million impairment charge related to Storm, as discussed above.

Operating Expenses

	Three Months Ended October 31,
	2013	2012	% Change
	($ amounts in thousands)
Operating expenses
Research and development	$18,961	$11,074	71.2%
Sales and marketing	53,052	32,847	61.5%
General and administrative	12,917	7,625	69.4%
Total operating expenses	$84,930	$51,546	64.8%
Percentage of revenues
Research and development	24.1%	21.3%
Sales and marketing	67.5	63.1
General and administrative	16.4	14.7
Total	108.0%	99.1%
Includes stock-based compensation expense of:
Research and development	$4,405	$1,560
Sales and marketing	5,947	2,093
General and administrative	2,815	710
Total stock-based compensation expense	$13,167	$4,363

Research and development expense.  Research and development expense increased $7.9 million primarily due to a $5.8 million increase in salaries and benefits, which includes a $2.8 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products and $0.6 million related to consulting fees. We also had an increase of $1.0 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $20.2 million primarily due to a $15.7 million increase in salaries and benefits, which includes a $3.9 million increase in stock-based compensation expense as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $1.8 million due to increased facilities and overhead expense and an increase of $1.4 million in travel expenses as a result of international expansion and increased headcount. Finally, we also incurred a $1.0 million increase in marketing program fees in conjunction with increased marketing and advertising efforts.

General and administrative expense.  General and administrative expense increased $5.3 million due primarily to an increase of $5.3 million related to salaries and benefits, which includes a $2.1 million increase in stock compensation expense, as we increased headcount for accounting and legal activities to support the overall growth of the business.

Interest and Other Income (Expense), net

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Interest and other income (expense), net:
Interest income	$55	$31
Other income (expense), net	(283)	—
Total interest and other income (expense), net	$(228)	$31

Interest and other income (expense), net reflects a net increase in expense primarily due to foreign currency exchange losses compared to the same period last year.

Income Tax Provision (Benefit)

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Income tax provision (benefit)	$(500)	$125

For the three months ended October 31, 2013, we recorded an income tax benefit that was primarily attributable to the partial release of our deferred tax asset valuation allowance related to the acquisition, partially offset by an increase in tax expense from our increased activity in our foreign operations and federal alternative minimum tax.

Comparison of the Nine Months Ended October 31, 2013 and 2012

Revenues

	Nine Months Ended October 31,
	2013	2012	% Change
	($ amounts in thousands)
Revenues
License	$130,230	$89,146	46.1%
Maintenance and services	72,483	44,573	62.6%
Total revenues	$202,713	$133,719	51.6%
Percentage of revenues
License	64.2%	66.7%
Maintenance and services	35.8	33.3
Total	100.0%	100.0%

Total revenues increased $69.0 million due to growth in license revenues, as well as maintenance and services revenues. The increase in license revenues was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 502 and 296 orders greater than $100,000 for the nine months ended October 31, 2013 and 2012, respectively. Our total number of customers increased from approximately 4,800 at October 31, 2012 to more than 6,400 at October 31, 2013. The increase in maintenance and services revenues was due to increases in sales of maintenance agreements resulting from the growth of our installed customer base as well as sales of our professional services.

Cost of Revenues and Gross Margin

	Nine Months Ended October 31,
	2013	2012	% Change
	($ amounts in thousands)
Cost of revenues
License	$229	$283	(19.1)%
Maintenance and services	24,398	14,506	68.2%
Total cost of revenues	$24,627	$14,789	66.5%
Gross margin
License	99.8%	99.7%
Maintenance and services	66.3%	67.5%
Total gross margin	87.9%	88.9%

Total cost of revenues increased $9.8 million due to the increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues was primarily related to an increase of $5.2 million in salaries and benefits expense, which includes a $2.0 million increase in stock-based compensation expense, due to increased headcount, and a $2.1 million impairment charge of a long-lived asset for previously capitalized Storm software development costs as a result of our decision to make Storm available to customers at no cost. We also had an increase of $0.7 million related to overhead costs. Total gross margin decreased slightly due to the $2.1 million impairment charge related to Storm, as discussed above.

Operating Expenses

	Nine Months Ended October 31,
	2013	2012	% Change
	($ amounts in thousands)
Operating expenses
Research and development	$49,635	$28,568	73.7%
Sales and marketing	138,999	84,753	64.0%
General and administrative	35,275	21,718	62.4%
Total operating expenses	$223,909	$135,039	65.8%
Percentage of revenues
Research and development	24.5%	21.4%
Sales and marketing	68.6	63.4
General and administrative	17.4	16.2
Total	110.5%	101.0%
Includes stock-based compensation expense of:
Research and development	$10,995	$3,722
Sales and marketing	15,425	4,456
General and administrative	6,969	2,348
Total stock-based compensation expense	$33,389	$10,526

Research and development expense.  Research and development expense increased $21.1 million primarily due to a $16.7 million increase in salaries and benefits, which includes a $7.3 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products and $1.2 million related to consulting fees. We also had an increase of $2.3 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $54.2 million primarily due to a $39.1 million increase in salaries and benefits, which includes a $11.0 million increase in stock-based compensation expense as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We also incurred $3.9 million increase due to increased facilities and overhead expense, $3.4 million increase due to marketing events and advertising, and $3.3 million increase in travel expenses as a result of international expansion and increased headcount. Finally, we also incurred $1.9 million in increased costs for our sales kickoff and an increase of $0.7 million related to consulting fees.

General and administrative expense.  General and administrative expense increased $13.6 million primarily due to an increase of $12.6 million related to salaries and benefits, which includes a $4.6 million increase in stock compensation expense, driven by an increase in headcount for accounting and legal activities to support the overall growth of the business. We also incurred an increase in accounting and legal expenses of $1.0 million primarily in connection with our international expansion efforts, operating as a public company and legal fees related to patent filings.

Interest and Other Income (Expense), net

	Nine Months Ended October 31,
	2013	2012
	(in thousands)
Interest and other income (expense), net
Interest income	$174	$115
Other income (expense), net	(459)	—
Change in fair value of preferred stock warrants	—	(14,087)
Total interest and other income (expense), net	$(285)	$(13,972)

Interest and other income (expense), net reflects a net decrease in expense due to the absence of any warrant re-measurement expense, as we recorded the final revaluation of our preferred stock warrants in conjunction with the completion of our IPO during the first fiscal quarter of 2013.

Income Tax Provision (Benefit)

	Nine Months Ended October 31,
	2013	2012
	(in thousands)
Income tax provision (benefit)	$269	$438

For the nine months ended October 31, 2013, we recorded income taxes that were principally attributable to foreign, federal and state taxes. The decrease in income tax expense was primarily attributable to the partial release of our deferred tax asset valuation allowance related to the acquisition, partially offset by an increase in tax expense from our increased activity in our foreign operations and federal alternative minimum tax.

Liquidity and Capital Resources

	October 31, 2013	January 31, 2013
	(in thousands)
Cash and cash equivalents	$351,895	$305,939

	Nine Months Ended October 31,
	2013	2012
	(in thousands)
Cash provided by operating activities	$39,419	$21,857
Cash used in investing activities	(16,223)	(5,206)
Cash provided by financing activities	22,728	225,059

Since fiscal 2010 we have funded our operations primarily through cash generated from operations. At October 31, 2013, our cash and cash equivalents of $351.9 million were held for working capital purposes, a majority of which was invested in money market funds. We intend to increase our capital expenditures for the remainder of fiscal 2014, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our products and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

In the nine months ended October 31, 2013, cash inflows from our operating activities were $39.4 million, which reflects our net loss of $46.4 million, adjusted by non-cash charges of $42.2 million, consisting primarily of $36.1 million for stock-based compensation, $4.5 million for depreciation and amortization and $2.1 million related to the impairment of a long-lived asset. Sources of cash inflows were from changes in our working capital, including a $10.0 million decrease in accounts receivable due to strong collections, a $26.4 million increase in deferred revenue, a $5.2 million increase in accrued expenses and other liabilities and a $2.5 million increase in accrued payroll and compensation. These cash inflows were partially offset by a $0.8 million increase in prepaid expense and other current and non-current assets.

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

Investing Activities

In the nine months ended October 31, 2013, cash used in investing activities of $16.2 million was primarily attributable to $9.0 million of cash purchase price paid, net of cash acquired, for the acquisition and $7.3 million of capital expenditures for technology and hardware, as well as leasehold improvements on our corporate headquarters in San Francisco, California to support the growth of our business.

In the nine months ended October 31, 2012, cash used in investing activities of $5.2 million was primarily attributable to $5.7 million of capital expenditures for technology and hardware to support the growth of our business, offset by cash inflows related to a $0.5 million decrease in restricted cash.

Financing Activities

In the nine months ended October 31, 2013, cash provided by financing activities of $22.7 million consisted primarily of $18.9 million of proceeds from the exercise of stock options and $6.1 million of proceeds from our employee stock purchase plan, partially offset by $2.8 million of taxes paid related to the net settlement of RSUs.

In the nine months ended October 31, 2012, cash provided by financing activities of $225.0 million consisted primarily of initial public offering proceeds of $225.2 million, net of paid underwriter discount and issuance costs, and $2.1 million from exercises of stock options, partially offset by $2.3 million related to the repayment of a term loan.

Loan and Security Agreement

In May 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank, which expired on April 30, 2013. The agreement included a revolving line of credit facility.

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank. The agreement provides for a revolving line of credit facility, which expires May 9, 2015. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in October 2013) or the LIBOR rate plus 2.75%. As of October 31, 2013, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of October 31, 2013.

Off-Balance Sheet Arrangements

During the nine months ended October 31, 2013 and 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

 Indemnification Arrangements

During the ordinary course of business, we may indemnify, hold harmless and agree to reimburse for losses suffered or incurred, our customers, channel partners, vendors and each of their affiliates for certain intellectual property infringement and other claims by third parties with respect to our products and services, in connection with our commercial license arrangements or related to general business dealings with those parties.

 As permitted under Delaware law, we have entered into indemnification agreements with our officers, directors and certain employees, indemnifying them for certain events or occurrences while they serve as our officers or directors.

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of any amounts at October 31, 2013.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Interest Rate Risk

We had cash and cash equivalents of $351.9 million as of October 31, 2013. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

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

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of October 31, 2013, we had no balance outstanding under this agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We believe our future success will depend in large part on the growth, if any, in the market for software that provides operational intelligence, particularly software designed to collect and index machine data. We market our software as a targeted solution for specific use cases and as an enterprise solution for machine data. In order to grow our business, we intend to expand the functionality of our products to increase their acceptance and use by the broader market. It is difficult to predict customer adoption and renewal rates, customer demand for our software licenses, the size and growth rate of this market, the entry of competitive products or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with such software licenses. If the market for our software licenses does not achieve widespread adoption or there is a reduction in demand for software in our market caused by a lack of customer acceptance, technological challenges, lack of accessible machine data, competing technologies and products, decreases in corporate or information technology spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early terminations, reduced renewal rates or decreased revenues, any of which would adversely affect our business operations and financial results. We believe that these are inherent risks and difficulties in this new and unproven market.

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

We have a short operating history, which limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in developing industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Moreover, although we have experienced rapid growth historically, we may not continue to grow as rapidly in the future. Any success that we may experience in the future will depend in large part on our ability to, among other things:

•maintain and expand our customer base and the ways in which our customers use our software;

•	increase revenues from existing customers through increased or broader use of our software within their organizations;

•improve the performance and capabilities of our software through research and development;

•	continue to develop and expand adoption of cloud-based services, including Splunk Storm and Splunk Cloud;

•	successfully introduce, develop and expand adoption of our new products, such as Hunk: Splunk Analytics for Hadoop ("Hunk");

•successfully expand our business domestically and internationally;

•	successfully compete with other companies, open source initiatives and custom development efforts that are currently in, or may in the future enter, the markets for our software;

•	successfully provide our customers a compelling business case to purchase our software in a time frame that matches our and our customers' sales and purchase cycles;

•	continue to invest in our application development platform to foster an ecosystem of developers and users to expand the use cases of our software;

•generate leads and convert users of the trial version of our software to paying customers;

•prevent users from circumventing the terms of their software licenses;

•	maintain and enhance our website infrastructure to minimize interruptions or slower than expected download times when accessing our software from our website;

•	process, store and use our customers’ data in compliance with applicable governmental regulations and other legal obligations related to data privacy and security; and

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

In addition to other risk factors described elsewhere in this “Risk Factors” section, factors that may cause our financial results to fluctuate from quarter to quarter include:

•	the timing of our sales during the quarter, particularly because a large portion of our sales occur toward the end of the quarter, or the loss or delay of a few large contracts;

•	the mix of revenues attributable to larger transactions as opposed to smaller transactions and the impact that a change in mix may have on the overall average selling price of our software;

•	the mix of revenues attributable to perpetual and term licenses, maintenance and professional services and training, which may impact our gross margins and operating income;

•	the renewal and usage rates of our customers;

•	changes in the competitive dynamics of our market;

•	changes in customers’ budgets and in the timing of their purchasing decisions;

•	customers delaying purchasing decisions in anticipation of new software or software enhancements by us or our competitors;

•	customer acceptance of and willingness to pay for new versions of our software or new solutions for specific product and end markets;

•	our ability to successfully introduce and monetize new products and licensing and service models for our new products, such as Hunk and Splunk Cloud;

•	our ability to control costs, including our operating expenses;

•	the timing of satisfying revenue recognition criteria;

•	our ability to qualify and compete for government contracts;

•	the collectability of receivables from customers and resellers, which may be hindered or delayed if these customers or resellers experience financial distress; and

•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of October 31, 2013, approximately 40% of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception, including net losses of $16.6 million and $46.4 million in the three and nine months ended October 31, 2013, respectively. As a result, we had an accumulated deficit of $137.1 million at

October 31, 2013. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications, or apps, for our software. In addition, as we grow as a relatively new public company, we have and will continue to incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our software products, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

Because we derive substantially all of our revenues and cash flows from sales of licenses of one software product, failure of this product to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition and growth prospects.

Although we have recently introduced several new product offerings, we derive and expect to continue to derive for some period of time substantially all of our revenues and cash flows from sales of licenses of our Splunk Enterprise product. As such, the market acceptance of our software is critical to our continued success. Demand for licenses to our software is affected by a number of factors beyond our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market. In addition, users of software that provides operational intelligence may seek a cloud-based service, and until August 2012, we did not offer a cloud-based service on a commercial basis. Our cloud-based services currently represent a de minimis percentage of our overall revenues. We expect the proliferation of machine data to lead to an increase in the data analysis demands of our customers, and our software may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business operations, financial results and growth prospects will be materially and adversely affected.

We face intense competition in our markets, and we may be unable to compete effectively for sales opportunities.

Although our products target the new and emerging market for software that provides operational intelligence, we compete against a variety of large software vendors and smaller specialized companies, open source initiatives and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

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

The principal competitive factors in our markets include product features, performance and support, product scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios and broader global distribution and presence. Further, competitors may be able to offer products or functionality similar to ours at a more attractive price than we can by integrating or bundling their software products with their other product offerings. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on operational intelligence and could directly compete with us. For example, companies may commercialize open source software, such as Hadoop, in a manner that competes with our products or causes potential customers to believe that such product and our software perform the same function. If companies move a greater proportion of their data and computational needs to the cloud, new competitors may emerge which offer services comparable to ours or that are better suited for cloud-based data, and the demand for our products may decrease. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.

In recent years, there have been significant acquisitions and consolidation by and among our actual and potential competitors. We anticipate this trend of consolidation will continue, which will present heightened competitive challenges to our business. In particular, consolidation in our industry increases the likelihood of our competitors offering bundled or integrated products, and we believe that it may increase the competitive pressures we face with respect to our software. If we are unable to differentiate our products from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see decreased demand for those solutions, which would adversely affect our business operations, financial results and growth prospects. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently their willingness to use software solutions from such firms. Similarly, if customers seek to concentrate their software license purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage regardless of the performance and features of our software. We believe that in order to remain competitive at the large enterprise level, we will need to develop and expand relationships with resellers and large system integrators that provide a broad range of products and services. If we are unable to compete effectively, our business operations and financial results could be materially and adversely affected.

If customers do not expand their use of our software beyond the current predominant use cases, our ability to grow our business and operating results may be adversely affected.

Most of our customers currently use our software to support application management, IT operations, security and compliance functions. Our ability to grow our business depends in part on our ability to persuade current and future customers to expand their use of our software to additional use cases, such as facilities management, supply chain management, business analytics and customer usage analytics. If we fail to achieve market acceptance of our software for these applications, or if a competitor establishes a more widely adopted solution for these applications, our ability to grow our business and financial results will be adversely affected. In addition, as the amount of data indexed by our software for a given customer grows, that customer must agree to higher license fees for our software or limit the amount of data indexed in order to stay within the limits of its existing license. If their fees grow significantly, customers may react adversely to this pricing model, particularly if they perceive that the value of our software has become eclipsed by such fees or otherwise. If customers react adversely to our pricing models, our ability to grow our business and operating results could be adversely affected.

If we do not effectively expand and train our sales force, we may be unable to add new customers or increase sales to our existing customers and our business will be adversely affected.

We continue to be substantially dependent on our sales force to obtain new customers and to drive additional use cases among our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales force is new to the company and our products. Our growth creates additional challenges and risks with respect to attracting, integrating and retaining qualified employees, particularly sales personnel. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

Our sales cycle is long and unpredictable, particularly with respect to large customers, and our sales efforts require considerable time and expense.

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our software licensing offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers and conversions of users that have downloaded the trial version of our software into paying customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. In addition, the introduction of our cloud-based services Splunk Storm and Splunk Cloud have generated interest from our customers who are also considering purchasing and deploying Splunk Enterprise, our on-premise solution. In some cases, our customers wish to consider a combination of these products, potentially further slowing our sales cycle. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, we will make a sale with a potential customer or if a user that has downloaded the trial version of our software will upgrade to the paid version of our software license. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenue from that transaction is delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term, our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline.

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

During the three and nine months ended October 31, 2013, we derived approximately 21% of our revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries across Europe and Asia. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on resellers for non-U.S. sales. Our ability to convince customers to expand their use of our software or renew their maintenance agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

Our international operations subject us to a variety of risks and challenges, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•	reliance on channel partners;

•	longer payment cycles and difficulties in collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;

•	increased financial accounting and reporting burdens and complexities;

•	general economic conditions in each country or region;

•	economic uncertainty around the world;

•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

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

We employ unique pricing models, which subject us to various pricing and licensing challenges that could make it difficult for us to derive value from our customers.

We employ unique pricing models for our products. For example, we generally charge our customers for their use of our Splunk Enterprise software based on their estimated peak daily indexing capacity. In addition, our Splunk Cloud service is generally priced based on peak daily indexing capacity and other measures, and our Hunk software is priced based on the number of Hadoop data nodes. Our pricing methods may ultimately result in a higher total cost to users generally as data volumes increase over time, making it more difficult for us to compete in our markets. As the amount of machine data within our customers' organizations grows, we may face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. Furthermore, while our software can measure and limit customer usage, such limitations may be improperly circumvented or otherwise bypassed by certain users. Similarly, we provide our customers with an encrypted key for enabling their use of our software. There is no guaranty that users of our software will abide by the terms of these encrypted keys. If this occurs, we may not be able to capture the full value for the use of our software. Our enterprise license is generally meant for our customers' internal use only. If our internal use customers improperly make our software available to their customers, for example, through a cloud or managed service offering, it may displace our end user sales or commoditize our software in the market. Additionally, if an internal use customer that has received a volume discount from us offers our software to its end customers, we may experience price erosion and be unable to capture the appropriate value from those end customers.

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

Interruptions or performance problems associated with our technology and infrastructure, and our reliance on Software-as-a-Service, or SaaS technologies from third parties, may adversely affect our business operations and financial results.

Our continued growth depends in part on the ability of our existing and potential customers to access our website and download our software or encrypted access keys for our software within an acceptable amount of time. We have experienced, and may in the future experience, website and service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website and services simultaneously and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website and service performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website and service performance, especially during peak usage times and as our software becomes more complex and our user traffic increases. If our website or services are unavailable or if our users are unable to download our software or encrypted access keys within a reasonable amount of time or at all, our business would be negatively affected. We expect to continue to make significant investments to maintain and improve website and service performance and to enable rapid releases of new features and apps for our software. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

In addition, we rely heavily on hosted SaaS technologies from third parties in order to operate critical functions of our business, including enterprise resource planning services from NetSuite and customer relationship management services from

salesforce.com.  Further, our cloud-based services, such as Splunk Storm and Splunk Cloud, are hosted exclusively by third parties including Amazon Web Services. If any of these services fail or become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, our revenue could be reduced, our reputation could be damaged, expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our software and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

Our systems and third party systems upon which we rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks and similar events. Our United States corporate offices and certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our and third parties' hosting facilities could result in interruptions, performance problems or failure of our infrastructure.

One of our marketing strategies is to offer trial versions of our software, and we may not be able to realize the benefits of this strategy.

We offer trial version licenses of our software to users free of charge as part of our overall strategy of developing the market for software that provides operational intelligence and promoting additional penetration of our software in the markets in which we compete. Some users never convert from the trial version license to the paid version license of our software. Further, we depend on individuals within an organization who download the trial version license of our software being able to convince managers and decision-makers within their organization to convert to a paid version license of our software. To the extent that these users do not become paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenues will be adversely affected.

The SaaS version of our Splunk Enterprise product, Splunk Cloud, is a nascent product offering, and a lack of market adoption of this SaaS offering could adversely affect our business.

SaaS is a model of software deployment in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. In August 2012, we released Splunk Storm, our cloud-based service that provides a subset of our Splunk Enterprise product’s capabilities but is tailored for supporting machine data processing in the cloud, and in October 2013, we released Splunk Cloud, our cloud-based service that provides a fully functional version of Splunk Enterprise. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a SaaS model. In order to provide Splunk Cloud via a SaaS deployment, we have made and will continue to make capital investments to implement this alternative business model, which could negatively affect our gross margins. Even with these investments, the SaaS business model for Splunk Cloud may not be successful. Moreover, sales of Splunk Cloud could displace sales of our Splunk Enterprise software licenses. In addition, the change to a SaaS model results in changes in the manner in which we recognize revenues. Changes in revenue recognition would affect our operating results and could have an adverse effect on our business operations and financial results.

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

Because our software is complex, undetected errors, failures or bugs may occur, especially when new products, versions or updates are released. Our software is often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into complicated, large-scale computing environments may expose undetected errors, failures or bugs in our software. Despite testing by us, errors, failures or bugs may not be found in our software until it is released to our customers. In the past, we have discovered software errors, failures and bugs in some of our offerings after their introduction. Real or perceived errors, failures or bugs in our software could result in negative publicity, loss of or delay in market acceptance of our software, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

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

We spend substantial amounts of time and money to research and develop new product offerings and enhanced versions of our existing software to incorporate additional features, improve functionality or other enhancements in order to meet our customers’ rapidly evolving demands. In addition, we continue to invest in solutions that can be deployed on top of our core engine to target specific use cases and to cultivate our community of application developers and users. When we develop a new or enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if our cloud-based services such as Splunk Storm and Splunk Cloud do not garner widespread market adoption and implementation, our financial results and competitive position could suffer.

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

We believe that maintaining and enhancing the “Splunk” brand identity is critical to our relationships with our customers and channel partners and to our ability to attract new customers and channel partners. The successful promotion of our brand will depend largely upon our marketing efforts, our ability to continue to offer high-quality software and our ability to successfully differentiate our software from that of our competitors. Our brand promotion activities may not be successful or yield increased revenues. In addition, independent industry analysts often provide reviews of our products, as well as those of our competitors, and perception of our products in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and other jurisdictions outside of the United States so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. However, defending our intellectual property rights might entail significant expenses. Any of our patent rights, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our issued patents and any patents issued in the future, may not provide us with any competitive advantages, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or we may not be able to do so at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the infringement, validity, enforceability and scope of protection of patent and other intellectual property rights are complex and often uncertain.

Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to use the inventions claimed in our issued patents or pending patent applications or otherwise used in our software, that we were the first to file patent applications, or that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our software or technology. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our software is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States (in particular, some foreign jurisdictions do not permit patent protection for software), and mechanisms for enforcement of intellectual property rights may be inadequate. Additional uncertainty may result from recent and future changes to intellectual property legislation in the United States (including the “America Invents Act”) and other countries and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation also puts our patents at risk of being invalidated or interpreted narrowly. Additionally, we may provoke third parties to assert counterclaims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be adequate to compensate us for the harm suffered. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may adversely affect our business operations or financial results.

We have been, and may in the future be, subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenues and against which our patents may therefore provide little or no deterrence. From time-to-time, third parties, including certain of these leading companies, have asserted and may assert patent, copyright, trademark or other intellectual property rights against us, our channel partners or our customers. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties' intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the enterprise software market. In this regard, we have in the past settled a dispute with respect to the Splunk trademark in the European Union. There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. We may be exposed to increased risk of being the subject of intellectual property infringement claims as a result of acquisitions, as, among other things, we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate and could divert our management's attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party's rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software and may be unable to compete effectively. Any of these results would adversely affect our business operations and financial results.

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

Our software involves the storage and transmission of data, and security breaches could result in the loss of this information, litigation, indemnity obligations and other liability. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our mobile application analytics solution or our other cloud-based services, our security measures could be breached. In addition, we do not have the ability to monitor or review the content that customers of Splunk Enterprise store, and therefore, we have no direct control over the substance of that content. Therefore, if customers use our software for the transmission or storage of personally identifiable information and our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect to not renew their subscriptions, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our financial results.

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

We have in the past made and may in the future make acquisitions that could prove difficult to integrate and/or adversely affect our business operations and financial results.

From time to time, we may choose to expand by making acquisitions that could be material to our business, results of operations, financial condition and cash flows. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

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

•	we may not realize the expected benefits of the acquisition;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of October 31, 2013, we had outstanding approximately 107 million shares of our common stock.

As of October 31, 2013, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any second fiscal quarter close, our revenues exceed $1 billion, or we issue more than $1 billion in non-convertible debt in a three year period, we would cease to be an “emerging growth company” as of the following fiscal year end. We currently expect that we would cease to be an “emerging growth company” at the end of our fiscal 2014.

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

If we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

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

Date: December 13, 2013

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