Form 10-K
period 2014-01-31
SPLUNK INC
filed 2014-03-31
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: January 31, 2014
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act:    Yes  ☒  No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act:    Yes       No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    No  ☒
As of July 31, 2013, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $5,087,677,782 based on the number of shares held by non-affiliates as of July 31, 2013 and based on the last reported sale price of the registrant's common stock on July 31, 2013.
The number of shares outstanding of the Registrant's Common Stock as of March 24, 2014 was 117,903,935 shares.

Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for the 2014 Annual Stockholders' Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	market opportunity;

•	our future financial and operating results;

•	investment strategy and growth strategy;

•	sales and marketing strategy, including our international sales strategy;

•	management's plans, beliefs and objectives for future operations;

•	economic and industry trends or trend analysis;

•	expectations about seasonality;

•	revenue mix;

•	use of non-GAAP financial measures;

•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	exposure to interest rate changes;

•	inflation;

•	anticipated income tax rates; and

•	capital expenditures, cash flows and liquidity.

These statements represent the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part I, Item 1A. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

Item 1. Business
Overview
Splunk provides innovative software products that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our products enable users to collect, index, search, explore, monitor and analyze data regardless of format or source. Our products address large and diverse data sets commonly referred to as big data and are specifically tailored for machine-generated data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities and security threats. Outside of an organization's traditional IT and security infrastructure, every processor-based system, including HVAC controllers, smart electrical meters, GPS devices and radio-frequency identification tags, and many consumer-oriented systems, such as mobile devices, automobiles and medical devices that contain embedded electronic devices, generate machine data.

Our products are intended to help users in various roles, including IT, cybersecurity and business professionals, quickly analyze their machine data and achieve real-time visibility into and intelligence about their organization's operations. We believe this operational intelligence enables organizations to improve service levels, reduce costs, mitigate security risks, demonstrate and maintain compliance and gain new customer and business insights that enable them to drive better decisions.

Our flagship product is Splunk Enterprise and at its core is a proprietary machine data engine, comprised of collection, indexing, search, reporting analysis and data management capabilities. Splunk Enterprise can collect and index hundreds of terabytes of machine data daily, irrespective of format or source. Our machine data engine uses our patented data architecture that enables dynamic schema creation on the fly, enabling users to run queries on data without having to understand the structure of the data prior to collection and indexing. Our machine data fabric for data collection and indexing delivers speed and scalability when processing massive amounts of machine data. Our software leverages improvements in the cost and performance of commodity computing and can be deployed in a wide variety of computing environments, from a single laptop to large globally distributed data centers as well as public, private and hybrid cloud environments.
We complement Splunk Enterprise with additional content ("apps" and "add-ons") that can be deployed directly on top of the core platform. These apps and add-ons, which are generally available for download via our Splunk Apps website, make it easier and faster for our customers to extend the value of their machine data to solve specific use cases by providing incremental functionality in the form of pre-built data inputs, searches, reports, alerts and dashboards. Splunk, along with a number of third-party developers and customers, have developed hundreds of apps and add-ons for specific use cases in our core and adjacent markets. Many of these apps and add-ons are available for free download, but we also develop and sell premium apps such as the Splunk App for Enterprise Security and the Splunk App for VMware. Other examples of apps that we have developed and currently offer include Splunk App for Amazon Web Services, the Splunk App for Microsoft Exchange, the Splunk App for Microsoft Active Directory, Splunk DB Connect, Splunk Hadoop Connect, the Splunk App for Hadoop Operations and Splunk Open Database Connectivity (ODBC) Driver. Splunk apps have also enabled Splunk to target new markets and disrupt markets traditionally served by point solutions. Often, as customers use additional apps, this generates expanded usage, licensing and revenues for the Splunk Enterprise platform.
As part of our strategy to offer an open platform, we provide application programming interfaces ("APIs") and software development kits ("SDKs") in major programming languages. These enable developers to build enterprise-grade apps that run on top of Splunk Enterprise and to integrate their Splunk apps and data with other parts of their IT infrastructure.
Our Splunk Cloud service delivers the core functionalities of Splunk Enterprise as a scalable, reliable cloud service. These capabilities include support for Splunk apps, the developer APIs and SDKs, alerting and role-based access controls. Splunk Cloud runs in Amazon Web Services. Our Splunk Storm service is offered as a free, self-provisioned service for cloud-based developers.
Our product, Hunk: Splunk Analytics for Hadoop ("Hunk"), is a full-featured software for interactively exploring, analyzing and visualizing data stored in Hadoop. Hunk includes a full-featured analytics stack for data in Hadoop and leverages our schema-on-the-fly and machine data fabric technologies to reduce the typical integration and deployment effort required for Hadoop projects. Hunk works on Apache Hadoop and most major Hadoop distributions, including Cloudera CDH, Hortonworks Data Platform, IBM InfoSphere BigInsights, MapR and Pivotal.
Our online user communities, Splunk Apps and Splunk Answers websites, provide our customers with an environment to share apps, collaborate on the use of our software and provide community-based support. Additionally, our Splunk Dev portal allows developers the ability to download SDKs, access API documentation and see sample code for building applications using our developer environment and tools. We believe this user-driven ecosystem results in greater use of our software and provides cost-effective marketing, increased brand awareness and viral adoption of our products.
Our products are designed to accelerate return-on-investment for our customers. They generally do not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Users can simply download and install the software, typically in a matter of hours, to connect to their relevant machine data sources. Alternatively, they can sign up for the Splunk Cloud service and avoid the need to provision, deploy and manage internal infrastructure. Customers can also provision a computing instance on Amazon Web Services and use Splunk Enterprise as an Amazon Machine Image. We also offer support, training and professional services to our customers to assist in the deployment of our software.
Our mission is to make machine data accessible, usable and valuable to everyone in an organization. Our customers leverage our products for various use cases, including infrastructure and operations management, applications management, security and compliance, business and web analytics, and to provide insights into data generated by the 'Internet of Things' and industrial data, among many others. Our products help users derive new insights from machine data that can be used to, among other things, improve service levels, reduce operational costs, mitigate security risks, demonstrate and maintain compliance, and drive better business decisions. The result is a higher level of operational visibility enabling more informed business decisions that can provide a competitive advantage for our customers.
As of January 31, 2014, we had over 7,000 customers, including 70 of the Fortune 100 companies. Our Splunk Enterprise customers pay license fees generally based on their estimated peak daily indexing capacity needs. Our Splunk Cloud customers pay an annual subscription fee based on the combination of the volume of data indexed per day and the length of the data retention period. For fiscal 2014, 2013 and 2012, our revenues were $302.6 million, $198.9 million and $121.0 million, respectively, representing year-over-year growth of 52% for fiscal 2014 and 64% for fiscal 2013, and our net loss was $79.0 million, $36.7 million and $11.0 million, respectively.
Our Growth Strategy
Our goal is to make Splunk products the standard platform for delivering operational intelligence and real-time business insights from machine data. The key elements of our strategy are to:
Extend our technological capabilities.    We intend to continue to invest heavily in our product development efforts to deliver additional features, address customer needs and enable solutions that can address new end markets. We will continue to expand into adjacent product and technology areas that enable organizations to further realize the value of their machine data.
Continue to expand our direct and indirect sales organization, including our channel relationships, to acquire new customers.    We will continue to increase investments in our sales and marketing organizations to drive acquisition of new customers across geographies and industries. We will continue to expand our sales operations globally to support new and existing customers in these regions. We will continue to invest in and foster the growth of our channel relationships, both inside and outside the United States.
Further penetrate our existing customer base and drive enterprise-wide adoption.    We will continue to drive customer satisfaction and renewals by offering community, enterprise and global support to ensure our customers' success with Splunk products. We will continue to cultivate incremental sales from our existing customers through increased use of our products within organizations. In particular, we continue to seek to upsell increased license capacity to our existing customers for additional deployments and new use cases, which will result in higher daily indexing needs. We believe our existing customer base serves as a strong source of incremental revenues given the horizontal applicability of our products and the growing machine data volumes our customers face. Our sales teams are responsible for obtaining renewals of existing contracts as well as increased adoption of our software by existing customers.
Build premium apps on our core platform that enable organizations to realize additional value from our software and use our products in different ways.   We believe there is a significant opportunity to provide additional solutions that leverage our Splunk Enterprise software, Splunk Cloud service and Hunk software to help organizations understand and realize the value of their machine data in specific end markets and use cases. For example, our Splunk App for Enterprise Security helps our customers effectively address enterprise security use cases. We will continue to invest in both our core technologies as well as market-specific packaged solutions to increase our market penetration, expand our addressable market opportunity and make our products a more targeted solution for the challenges that our customers and prospects encounter.
Grow our user communities and partner ecosystem to increase awareness of our brand, target new use cases, drive operational leverage and deliver more targeted, higher value solutions.    We believe our user community has the potential to provide significant operating leverage by delivering apps that extend the Splunk Enterprise platform and Splunk Cloud service into new use cases. We will continue to invest in business development initiatives in order to add additional OEM and strategic relationships to enable new sales channels for our products as well as extend our product integrations with third-party products. In addition, once these relationships have been established, we expect that OEM vendors and managed service providers will continue to invest in and create customized application functionality based on our core machine data engine.
Continue to deliver a rich developer environment to enable rapid development of enterprise applications that leverage machine data and the Splunk platform.    We intend to continue our investments in SDKs and APIs that help software developers leverage the Splunk Enterprise platform, Splunk Cloud service and Hunk. Our SDKs enable developers to build solutions that deeply integrate the analytics functionality of these products as well as access the data stored in the data indexes. Through our investments in SDKs and APIs, we intend to promote and extend the capabilities of our products to customers who wish to build sophisticated applications and interfaces that leverage our software and cloud services.
Splunk Technology
Key Technologies
We believe our investments in our products and key technologies provide significant competitive differentiation. Our key technologies are architected to support large volumes of machine data at a massive scale with minimal overhead. Our software platform is highly flexible and is able to collect and index large amounts of heterogeneous data formats, from physical, virtual and/or cloud environments.
Schema-on-the-fly.    Our products collect and index data irrespective of source and format. Rather than requiring that data be input into a pre-defined structure, our schema-on-the-fly technology creates structure as data is being searched, allowing users to ask new and different questions at any time without having to re-architect a schema as would be required in a relational database. Our technology builds a schema at read time, rather than write time, and does not require any pre-defined knowledge about the data it is processing. Using our technology, different users can run a variety of queries, regardless of changes in format to the data being input into the system.
Machine data fabric.    Our products enable users to process machine data no matter the infrastructure topology, from a single machine to a globally distributed, virtualized IT infrastructure. This machine data fabric allows customers to address the complexities of handling massive amounts of real-time, dynamic, heterogeneous machine data. Our APIs enable users to forward data from our software to other parts of their IT network, creating a machine data fabric across the organization irrespective of whether the data is used by our products for analysis and reporting or as a conduit to other systems.
Search processing language.    Our proprietary search processing language is specifically designed for working with machine data. Our search language supports arithmetic operations to refine searches and conduct calculations with the results of a query in real time. Statistical and reporting commands native to our search language let users perform more robust calculations and analytics. Our software can also learn about the structure of the machine data through the searches users conduct, allowing users to utilize the machine data structure and knowledge garnered by previous Splunk searches. Our software includes acceleration technology that delivers high performance for analytical operations across terabytes or petabytes of data, such as identifying rare terms and performing aggregation operations.
Splunk Enterprise and Splunk Cloud
Features and Functionality
Our Splunk Enterprise platform contains the following features and functionality. Splunk Cloud provides the core functionalities of Splunk Enterprise as a cloud service.

•
Universally collect, index, store and archive any machine data, from any source. Splunk Enterprise processes machine data in real time from any source, format or location. This includes streaming data generated by websites, applications, servers, networks, sensors and mobile devices.

•	Search and investigate. Splunk Enterprise allows users to search real-time and historical machine data simultaneously.

•
User-friendly interface. Splunk Enterprise uses a customizable interface that enables users to understand and adopt the product. The user interface also provides productivity features, such as type-ahead and contextual help to accelerate adoption and usage.

•	Knowledge store. Users can store knowledge about events, fields, transactions, patterns, statistics and key-value pairs so others who utilize the Splunk instance can leverage this information.

•	Monitor and alert. Users can save searches so they can be run automatically to raise real-time alerts that trigger actions such as sending emails, running scripts, or posting to an RSS feed.

•	Report and analyze. Users can create ad hoc reports on real-time and historical data to analyze business and IT data trends.

•	Custom dashboards and views. Splunk Enterprise enables users to create custom dashboards that integrate multiple charts and views of real-time and historical data for different users and roles.

•
Data models and pivot. Splunk Enterprise enables users to build data models that describe relationships in the underlying machine data, making it more meaningful and usable. Non-technical users can generate charts, visuals and dashboards using the pivot interface, without the need to master the Splunk Search Processing Language (SPL).

•
Developer platform. Splunk Enterprise includes a rich developer environment. The Splunk Web Framework enables developers to use the tools and languages they know-like JavaScript and Django-to build Splunk apps with custom dashboards, a flexible UI and custom data visualizations. SDKs for Java, JavaScript, C#, Python, PHP and Ruby enable rapid integration between Splunk Enterprise and Splunk Cloud to other applications and systems to maximize the value of our customers' data.

•
Role-based access controls. Splunk Enterprise incorporates role-based access controls and authentication, integrated with existing enterprise-wide security policies, to help secure the data stored within our indexes as well as control users' activities in our software.

Technology Architecture
For our Splunk Enterprise platform and Splunk Cloud service, the technology architecture contains a number of important components:
Collection.    Our Splunk Enterprise platform collects machine data from many disparate sources across a distributed environment deployed on-premises, or in public and private clouds. This includes servers, network devices, desktop and laptop computers, mobile devices and various other systems that organizations have deployed to support their operations. Our products act as a recording mechanism, collecting, storing and making available all of the machine data that they process. Splunk offers a Universal Forwarder that can be deployed on various data sources to facilitate the reliable collection of machine data.
Indexing.    Our proprietary universal indexing technology enables real-time indexing of any data collected regardless of its source or format and without the use of any specific parsers or data connectors. Our Splunk Enterprise platform indexes the data and stores the data in a scalable storage format, which can reside on commodity servers and storage devices. In the case of Splunk Cloud, data is stored securely in the cloud.
Search.    Our Splunk Enterprise platform enables users to search through the massive amounts of machine data that have been indexed and stored. At its most basic level, the search engine at the core of Splunk Enterprise allows users to type and search for keywords or data fields that are of interest. This foundational capability forms the basis for deriving business insights from our dashboards and customized views. Users can leverage our search language and functionality to filter through indexed data and refine search results to obtain more precise information.
Core functions.    Our Splunk Enterprise platform’s core functionality includes alerts, access control, statistics, correlation and predictive capabilities. With our software's granular, role-based access, an administrator can control various aspects of a given user's search including the data to which the user has access, as well as what portions of the data may be visible in results. Search results and reports can be defined according to a particular user's business function and level of access. Different users can see completely different views on the same data, depending on what is important to them.
SDKs and APIs.    Our SDKs allow third-party software developers to build enterprise applications on top of our software using popular programming languages such as Java, JavaScript, C#, Python, PHP and Ruby. Our APIs allow users to access the machine data stored within the Splunk Enterprise or Splunk Cloud instance as well as access our machine data engine functionality from third-party software.
Apps.    We provide the ability for users to create apps with custom dashboards, flexible UI components and custom data visualizations using common development languages and frameworks such as JavaScript, Python and Django.
Hunk: Splunk Analytics for Hadoop
Features and Functionality
Hunk contains the following features and functionality:

•
Integrated Analytics. Hunk integrates the ability to interactively explore, analyze and visualize data, create dashboards and share reports. Hunk works with Apache Hadoop and other major Hadoop distributions.

•
Interactive Search. Hunk allows users to run ad hoc, exploratory analytics of raw unstructured data stored in Hadoop. Our schema-on-the-fly technology allows Hunk to automatically add structure and identify fields of interest at search (query) time, such as keywords, patterns over time and top values.

•
Results Preview. Hunk allows users to start a query, and see interim results immediately, while batch jobs continue to run in the background. This allows users to pause and refine queries without having to wait for time-consuming jobs to complete.

•
Data models and pivot. Hunk enables users to build data models that describe relationships in the underlying machine data, making it more meaningful and usable. Non-technical users can generate charts, visuals and dashboards using the pivot interface, without the need to master the Splunk Search Processing Language (SPL).

•
Rich Developer Environment. Hunk provides a standards-based web framework that allows developers to build on top of the Hadoop Distributed File System (HDFS). Developers can integrate data and functionality from Hunk into enterprise big data applications using our documented REST API and software development kits (SDKs) for C#, Java, JavaScript, PHP, Python and Ruby. Developers can build Hunk apps with custom dashboards, flexible UI components and custom data visualizations using common development languages and frameworks such as JavaScript, Python and Django.

•
Custom Dashboards and Views. Hunk allows users to combine multiple views into interactive dashboards using our dashboard editor. Customer dashboards integrate multiple charts and views of data in Hadoop in order to satisfy the needs of multiple business stakeholders.

Technology Architecture
For our product Hunk, the technology architecture contains a number of important components:
Search.    Hunk enables users to search through the massive amounts of data stored in Hadoop. Search is a core capability of Hunk and allows users to explore, understand and analyze data in Hadoop. Users can interactively filter through data in Hadoop and refine search results to obtain more precise information.
Virtual Indexing.    Hunk provides patent-pending technology that decouples the storage tier from the data access and analytics tiers, allowing Hunk to transparently route requests to different data stores. By decoupling tiers, Hunk is able to allow users to analyze and visualize data with Data Models, the Pivot interface and by creating custom dashboards, and also provides role-based access controls to secure the data.
Core Capabilities.    The Hunk software also includes core functions that let users explore, analyze and visualize data in Hadoop and provide granular role-based access to protect data. Hunk also provides SDKs and APIs that allow third-party software developers to build applications using common development languages and frameworks such as JavaScript, Python and Django. We also provide the ability for developers to build their own apps with custom dashboards, custom data visualizations and flexible UI components.
Splunk Product Deployments
Splunk Enterprise and Hunk can be deployed on-premises, in public or private clouds and as an Amazon Machine Image. Splunk Cloud offers the core functionalities of Splunk Enterprise as a cloud service. Splunk Storm is a free service for developers building and running applications in the cloud.
For Splunk Enterprise deployments, our software can be deployed in a variety of environments ranging from a single server to globally distributed enterprise IT environments handling hundreds of terabytes of data per day. Our customers use Splunk forwarders, indexers, and search heads to create a machine data fabric that allows for the efficient, secure and real-time collection and indexing of machine data regardless of network, data center or IT infrastructure topology.
This distributed machine data processing architecture provides near-linear scalability, resulting in the ability to index and search across massive data volumes. Our Splunk Enterprise platform can operate in a single data center or across multiple data centers both inside and outside an organization, and all from a single user interface. This architecture also allows for flexible deployment of hardware, as commodity hardware can be added as needed.
Customers can deploy Hunk wherever their Hadoop environment is located. Hunk works with Apache Hadoop and most major distributions, including those from Cloudera, Hortonworks, IBM, MapR and Pivotal, and supports both first-generation MapReduce and YARN. Hunk scales to support multi-thousand node Hadoop clusters.
Services
While users can easily download, install and deploy Splunk software on their own, certain enterprise customers that have large, highly complex IT environments or deployment requirements may choose to leverage our customer support and professional services organization. Many users leverage the community-based support of Splunk Apps and Splunk Answers before engaging with our customer support or services organizations. Some of our certified partners also provide limited, first level support and professional services before a customer reaches out to our internal Splunk customer support and professional services teams.
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
Training Services
We offer training services to our customers and channel partners through our education and training organization. We have also implemented a comprehensive training certification program to ensure an understanding of our products and services.
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
Partner and Developer Ecosystem
We have OEM relationships with a select group of third parties who integrate our software into their product offerings to provide additional reporting, monitoring and analytic capabilities within their own products. With respect to our OEM relationships, we provide a limited use license to expose certain data and analytics functionalities in their products, for which they generally pay us a royalty based on units shipped.
We engage with managed service providers, who offer services based on our software, such as for security, PCI compliance and log management. These services are typically offered on a subscription basis, for which we are paid license fees based on daily indexing volume.
We have also established relationships with several leading technology companies to build Splunk apps that allow users to capture data and gain insights into those party's respective products. Several technology providers offer apps for free via the Splunk Apps website. These apps typically consist of collections of reports, dashboards and data extractions which put our software in context for users of those specific technologies and allow them to easily and quickly understand the performance of their IT systems or correlate this data with other data sources.
We offer a developer license that allows third-party developers to build software using our existing developer framework and we have published information about our APIs to enable developers to build new user interfaces on top of our core engine. We are creating additional SDKs based on various programming languages to make our software more extensible and allow developers to build applications and services that extend its functionality.
Splunk Community
Our online communities provide us with a rapidly growing network of active users who promote the usage of our software and provide technical support to each other.
Our online communities include Splunk Apps, our apps repository, Splunk Answers, our community collaboration site, and Splunk Dev, where developers can download SDKs, access API documentation and see sample code for building applications using our developer environment and tools. We also maintain active communities on leading social internet platforms, including Facebook and LinkedIn.
Splunk Apps.    Users and partners contribute and share custom apps and add-ons that run on our software. Generally, these apps provide pre-built functionality that addresses specific use cases. Currently, we have hundreds of apps available for download on the Splunk Apps website. We do not receive any revenues from the sale of apps by third-party application providers, and most apps posted to Splunk Apps are free. Partner apps listed on Splunk Apps that are not free are licensed directly by the third party to the end user.
Splunk Answers.    Users ask questions in an online community forum and share best practices about how to build searches, create data visualizations and configure and deploy our software. While our product, support, engineering and professional services teams participate in the Splunk Answers forum, during fiscal 2014, approximately three-quarters of questions appearing on Splunk Answers were answered by non-Splunk personnel, largely the result of a growing, active user community.
Splunk Dev.    In addition to documentation about the Splunk APIs and SDKs, our developer portal contains documentation about best practices for building machine data output into third-party software.

We also promote and support offline meetings for our community, including regional user group meetings and an annual user conference.
Sales and Marketing
Our sales and marketing organizations work together closely to drive market awareness, build a strong sales pipeline, and cultivate customer relationships to drive revenue growth.
Sales
We sell our products through direct field sales, direct inside sales and indirect channel sales. We gather prospects through a broad range of marketing programs and events and through users who either download our trial software from our website or sign up for our cloud services. Our inside sales team handles lead qualifications as well as smaller transactions, while larger or more complex transactions are handled by our globally distributed direct field sales teams. Our sales engineers help define customer use cases and pre-sales qualification and evaluation.
We maintain a distributor and reseller network, or channel, which often co-sells with our field sales organization. Our channel assists us by sourcing new prospects, providing technical support to existing customers, upselling for additional use cases and daily indexing capacities and maintenance renewals. This channel expands our geographic sales reach worldwide, particularly in key international markets such as the United Kingdom, Germany, Japan and China. As of January 31, 2014, we had over 500 channel relationships worldwide. Historically, the majority of EMEA and APAC sales have been fulfilled through channel partners and we expect this trend to continue.
In addition to acquiring new customers, our sales teams are responsible for securing renewals of existing contracts as well as increased adoption of our software and cloud services by existing customers. To accomplish this, our field and inside sales teams work closely with our customers to drive expanded licenses through higher capacity or upgrades and additional use cases within existing customers. Our field sales teams are organized geographically across the Americas, EMEA and APAC. We intend to invest in our sales organization to drive greater market penetration in the Americas, EMEA and APAC. We also have a dedicated sales team focused on government customers, which covers United States federal, state and local government entities. For fiscal 2014, 2013 and 2012, our revenues from our international operations represented 23%, 22% and 24% of total revenues, respectively. For additional information regarding our sales by geographic location, see Note 10 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Marketing
We focus our marketing efforts on increasing Splunk's brand and product awareness, driving viral adoption, communicating product advantages and business benefits, and generating leads for our sales force and channel. We market our software and cloud services as a targeted solution for specific use cases and as an enterprise solution for machine data. We engage with existing customers to provide community-based education and awareness and to promote expanded use of our software within these customers. We host SplunkLive! events across our sales regions to engage with both existing customers and new prospects as well as drive product training. We host an annual worldwide user conference (.conf) and multiple partner conferences as another way to support the Splunk community to foster collaboration and help our customers drive further business results from our software.
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
Research and development expense totaled $75.9 million, $41.9 million and $23.6 million for fiscal 2014, 2013 and 2012, respectively.
Intellectual Property
We rely on patent, trademark, copyright and trade secret laws, confidentiality procedures and contractual provisions to protect our technology and intellectual property rights. The nature and extent of legal protection of our intellectual property rights depends on, among other things, its type and the jurisdiction in which it arises. We believe that our intellectual property rights are valuable and important to our business.

We retain ownership of software we develop. All software is licensed to users and primarily provided in object code or as a cloud-based service pursuant to either shrink-wrap, embedded or on-line licenses, or signed license agreements. These agreements generally contain restrictions on duplication, disclosure and transfer. We are currently unable to measure the full extent of unauthorized use of our software. We believe, however, that such unauthorized use is and can be expected to be a persistent problem that negatively impacts our revenue and financial results.

Despite our efforts to protect our intellectual property rights, they may not be successfully asserted in the future or may be invalidated, circumvented or challenged. In addition, the laws of various foreign countries where our products are distributed may not protect our intellectual property rights to the same extent as laws in the United States. See Item 1A, “Risk Factors,” for further discussion of risks related to intellectual property.
Customers
Our customer base has grown from approximately 450 customers at the end of fiscal 2008 to over 7,000 customers in more than 90 countries, including 70 of the Fortune 100 companies, as of January 31, 2014. Our customer count consists of organizations that have purchased our Splunk Enterprise platform; we exclude users of our trial software from our customer count. We provide products and services to customers of varying sizes, including enterprises, educational institutions and government agencies. No individual customer represented more than 10% of our total revenues in fiscal 2014, 2013 or 2012. Our current customer base spans numerous industry verticals, including cloud and online services; education; financial services; government; healthcare/pharmaceuticals; industrials/manufacturing; media/entertainment; retail/ecommerce; technology and telecommunications.
Backlog
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality, Cyclicality and Quarterly Trends” for information regarding our backlog.
Competition
We compete against a variety of large software vendors and smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•	IT departments of potential customers which have undertaken custom software development efforts to analyze and manage their machine data;

•	security, systems management and other IT vendors, including BMC Software, CA, HP, IBM, Intel, Microsoft, Quest Software, TIBCO and VMware;

•	web analytics vendors, including Adobe Systems, Google, IBM and Webtrends;

•	business intelligence vendors, including IBM, Oracle and SAP;

•	companies targeting the big data market by commercializing open source software, such as the various Hadoop distributions and NoSQL data stores; and

•	small-specialized vendors, which provide complementary or competitive solutions in enterprise data analytics, data warehousing and big data technologies that may compete with our software.

The principal competitive factors in our markets are product features, performance and support, product scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. We believe that we generally compete favorably on the basis of these factors. Our Splunk Enterprise platform, Splunk Cloud service and Hunk all contain rich feature sets that reduce costly deployment cycles typically associated with enterprise software. We offer a broad range of support options, and our customers consistently provide us with high ratings for our support.

Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios, broader global distribution and presence, and competitive pricing. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on operational intelligence and could directly compete with us. Companies may develop open source based alternatives that, customers may conclude, offer equivalent functionality to our Splunk products. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.
Employees

As of January 31, 2014, we had over 1,000 employees. None of our United States employees is represented by a labor union with respect to his or her employment with us. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have not experienced any work stoppages.
Corporate Information
Our principal executive offices are located at 250 Brannan Street, San Francisco, California 94107, and our telephone number is (415) 848-8400. We were incorporated in California in October 2003 and were reincorporated in Delaware in May 2006.
Our web site is located at www.splunk.com and our investor relations web site is located at http://investors.splunk.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also access all of our public filings through the SEC's website at www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
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

The market for our products is new and unproven and may not grow.

We believe our future success will depend in large part on the growth, if any, in the market for products that provide operational intelligence, particularly from machine data. We market our products as targeted solutions for specific use cases and as an enterprise solution for machine data. In order to grow our business, we intend to expand the functionality of our products to increase their acceptance and use by the broader market as well as develop new products. It is difficult to predict customer adoption and renewal rates, customer demand for our products, the size and growth rate of this market, the entry of competitive products or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our products. If our products do not achieve widespread adoption or there is a reduction in demand for products in our market caused by a lack of customer acceptance or expansion, technological challenges, decreases in accessible machine data, competing technologies and products, pricing pressure, decreases in corporate or information technology spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early terminations, reduced renewal rates or decreased revenues, any of which would adversely affect our business operations and financial results. We believe that these are inherent risks and difficulties in this new and unproven market.

Our future operating results may fluctuate significantly, and our recent operating results may not be a good indication of our future performance.

Our revenues and operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our license revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into term licenses for our software, whereby the license fee is recognized ratably over the license term, and, in combination with our introduction of enterprise adoption agreements, we have seen the proportion of our customer orders where revenue is recognized ratably increase steadily as a percentage of total orders. At the beginning of each quarter, we do not know the ratio between perpetual licenses and term licenses that we will enter into during the quarter. As a result, our operating results could be significantly impacted by unexpected shifts in the ratio between perpetual licenses and term licenses. In addition, the size of our licenses varies greatly, and a single, large perpetual license in a given period could distort our operating results. The timing and size of large transactions are often hard to predict in any particular period. Further, since we recognize a portion of our revenue ratably over the life of the their term license agreements and maintenance agreements, a portion of the revenue we report in each quarter is the result of agreements entered into during previous quarters.  Consequently, a decline in business from term license agreements or maintenance agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters.  Accordingly, the effect of downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

We may not be able to accurately predict our future revenues or results of operations. In particular, since the beginning of fiscal 2011, more than half of the revenues we recognize each quarter has been attributable to sales made in that same quarter with the balance of the revenues being attributable to sales made in prior quarters in which the related revenues were not recognized upfront. As a result, our ability to forecast revenues on a quarterly or longer-term basis is extremely limited. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are expected to be relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter.

In addition to other risk factors described elsewhere in this “Risk Factors” section, factors that may cause our financial results to fluctuate from quarter to quarter include:

•	the timing of our sales during the quarter, particularly because a large portion of our sales occur toward the end of the quarter, or the loss or delay of a few large contracts;

•	the mix of revenues attributable to larger transactions as opposed to smaller transactions and the impact that a change in mix may have on the overall average selling price of our products;

•	the mix of revenues attributable to perpetual and term licenses, subscription, maintenance and professional services and training, which may impact our gross margins and operating income;

•	the renewal and usage rates of our customers;

•	changes in the competitive dynamics of our market;

•	changes in customers’ budgets and in the timing of their purchasing decisions;

•	customers delaying purchasing decisions in anticipation of new products or software enhancements by us or our competitors;

•	customer acceptance of and willingness to pay for new versions of our products or new solutions for specific product and end markets;

•	our ability to successfully introduce and monetize new products and licensing and service models for our new products, such as Hunk and Splunk Cloud;

•	our ability to control costs, including our operating expenses;

•	the timing of satisfying revenue recognition criteria;

•	our ability to qualify and compete for government contracts;

•	the collectability of receivables from customers and resellers, which may be hindered or delayed; and

•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate.

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

We have a short operating history, which limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in developing industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Moreover, although we have experienced rapid growth historically, we may not continue to grow as rapidly in the future. Any success that we may experience in the future will depend in large part on our ability to, among other things:

•	improve the performance and capabilities of our products and technology through research and development;

•	continue to develop and expand adoption of our cloud-based services, including Splunk Cloud;

•	successfully develop, introduce and expand adoption of new products, such as Hunk: Splunk Analytics for Hadoop (“Hunk”);

•	increase revenues from existing customers through increased or broader use of our products within their organizations;

•	successfully expand our business domestically and internationally;

•	maintain and expand our customer base and the ways in which our customers use our products;

•	successfully compete with other companies, open source projects and custom development efforts that are currently in, or may in the future enter, the markets for our products;

•	successfully provide our customers a compelling business case to purchase our products in a time frame that matches our and our customers’ sales and purchase cycles and at a compelling price point;

•respond timely and effectively to competitor offerings and pricing models;

•	generate leads and convert users of the trial version of our software to paying customers;

•	prevent users from circumventing the terms of their licenses and subscriptions;

•
continue to invest in our application development platform to deliver additional content for our Splunk Enterprise platform and to foster an ecosystem of developers and users to expand the use cases of our products;

•	maintain and enhance our website and cloud services infrastructure to minimize interruptions when accessing our software or cloud services;

•	process, store and use our customers’ data in compliance with applicable governmental regulations and other legal obligations related to data privacy and security; and

•	hire, integrate and retain world-class professional and technical talent.

If we fail to address the risks and difficulties we face, including those described elsewhere in this “Risk Factors” section, our business will be adversely affected and our business operations and financial results will suffer.

If we fail to effectively manage our growth, our business and operating results could be adversely affected.

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of January 31, 2014, approximately 36% of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources. If we fail to implement these improvements effectively, our ability to manage our expected growth, ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies will be impaired. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our products could suffer, which could negatively affect our brand, financial results and overall business.

We face intense competition in our markets, and we may be unable to compete effectively for sales opportunities.

Although our products target the new and emerging market for software and cloud services that provide operational intelligence, we compete against a variety of large software vendors and smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•	IT departments of potential customers which have undertaken custom software development efforts to analyze and manage their machine data;

•	security, systems management and other IT vendors, including BMC Software, CA, Compuware, HP, IBM, Intel, Microsoft, Quest Software, TIBCO and VMware;

•	web analytics vendors, including Adobe Systems, Google, IBM and Webtrends;

•	business intelligence vendors, including IBM, Oracle and SAP;

•	companies targeting the big data market by commercializing open source software, such as the various Hadoop distributions and NoSQL data stores; and

•	small-specialized vendors, which provide complementary and competitive solutions in enterprise data analytics, data warehousing and big data technologies that may compete with our products.

The principal competitive factors in our markets include product features, performance and support, product scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios and broader global distribution and presence. Further, competitors may be able to offer products or functionality similar to ours at a more attractive price than we can, such as by integrating or bundling their software products with their other product offerings. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on operational intelligence and could directly compete with us. For example, companies may commercialize open source software, such as Hadoop, in a manner that competes with our products or causes potential customers to believe that such product and our products perform the same function. If companies move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services comparable to ours or that are better suited for cloud-based data, and the demand for our products may decrease. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.

In recent years, there have been significant acquisitions and consolidation by and among our actual and potential competitors. We anticipate this trend of consolidation will continue, which will present heightened competitive challenges to our business. In particular, consolidation in our industry increases the likelihood of our competitors offering bundled or integrated products, and we believe that it may increase the competitive pressures we face with respect to our products. If we are unable to differentiate our products from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see decreased demand for those products, which would adversely affect our business operations, financial results and growth prospects. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently their willingness to use software solutions from such firms. Similarly, if customers seek to concentrate their software license purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage regardless of the performance and features of our products. We believe that in order to remain competitive at the large enterprise level, we will need to develop and expand relationships with resellers and large system integrators that provide a broad range of products and services. If we are unable to compete effectively, our business operations and financial results could be materially and adversely affected.

Because we derive substantially all of our revenues and cash flows from sales of licenses of one software product, failure of this product to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition and growth prospects.

Although we have recently introduced several new product offerings, we derive and expect to continue to derive substantially all of our revenues and cash flows from sales of licenses and maintenance of our Splunk Enterprise product. As such, the market acceptance of Splunk Enterprise is critical to our continued success. Demand for licenses to Splunk Enterprise is affected by a number of factors beyond our control, including continued market acceptance of Splunk Enterprise by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market. In addition, users of software that provides operational intelligence may seek a cloud-based service, and only recently we began to offer a cloud service with the features and functionality of our Splunk Enterprise software. August 2012, we did not offer a cloud-based service on a commercial basis. Our cloud-based services currently represent a de minimis percentage of our overall revenues. We expect the proliferation of machine data to lead to an increase in the data analysis demands of our customers, and our products may not be able to scale and perform to meet those demands or may not be chosen by users for those needs. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Splunk Enterprise, our business operations, financial results and growth prospects will be materially and adversely affected.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception, including net losses of $79.0 million, $36.7 million and $11.0 million in the fiscal years ended January 31, 2014, 2013 and 2012, respectively. As a result, we had an accumulated deficit of $169.7 million at January 31, 2014. Because the market for our products is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and functionality for our products. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act for fiscal 2014. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our products, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

If customers do not expand their use of our products beyond the current predominant use cases, or if they react adversely to our pricing model as the amount of their indexed data grows, our ability to grow our business and operating results may be adversely affected.

Most of our customers currently use our products to support application management, IT operations, security and compliance functions. Our ability to grow our business depends in part on our ability to persuade current and future customers to expand their use of our products to additional use cases, such as facilities management, supply chain management, business analytics and customer usage analytics. If we fail to achieve market acceptance of our products for these applications, or if a competitor establishes a more widely adopted solution for these applications, our ability to grow our business and financial results will be adversely affected. In addition, as the amount of data indexed or Hadoop data nodes covered by our products for a given customer grows, that customer must agree to higher license fees for our products or limit the amount of data indexed in order to stay within the limits of its existing license. If their fees grow significantly, customers may react adversely to this pricing model, particularly if they perceive that the value of our products has become eclipsed by such fees or otherwise. If customers react adversely to our pricing models, our ability to grow our business and operating results could be adversely affected.

If we do not effectively expand and train our sales force, we may be unable to add new customers or increase sales to our existing customers and our business will be adversely affected.

We continue to be substantially dependent on our sales force to obtain new customers and to drive additional use cases and adoption among our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales force is new to the company and our products. Our growth creates additional challenges and risks with respect to attracting, integrating and retaining qualified employees, particularly sales personnel. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

Our sales cycle is long and unpredictable, particularly with respect to large customers, and our sales efforts require considerable time and expense.

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our software licensing offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers and conversions of users that have downloaded the trial version of our software into paying customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. In addition, the introduction of our cloud-based service Splunk Cloud has generated interest from our customers who are also considering purchasing and deploying Splunk Enterprise, our on-premise solution. In some cases, our customers may wish to consider a combination of these products, potentially further slowing our sales cycle. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, we will make a sale with a potential customer or if a user that has downloaded the trial version of our software will upgrade to the paid version of our software license. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenue from that transaction is delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term, our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline.

Our business and growth depend substantially on customers renewing their term licenses and maintenance agreements with us. Any decline in our customer renewals could adversely affect our future operating results.

While much of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. In addition, we also enter into term license agreements for our software and cloud services. In order for us to improve our operating results, it is important that our existing customers renew their term licenses, if applicable, and maintenance and support agreements when the initial contract term expires. Our customers have no obligation to renew their term licenses or maintenance and support contracts with us after the initial terms have expired. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software, our cloud services, our pricing, the effects of economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues may decline.

Our international sales and operations subject us to additional risks that can adversely affect our business operations and financial results.

During the fiscal year ended January 31, 2014, we derived approximately 23% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries across Europe and Asia. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our products or renew their maintenance agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

Our international operations subject us to a variety of risks and challenges, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•	reliance on channel partners;

•	longer payment cycles and difficulties in collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;

•	increased financial accounting and reporting burdens and complexities;

•	general economic conditions in each country or region;

•	economic and political uncertainty around the world;

•
compliance with multiple and changing foreign laws and regulations, including those governing employment, tax, privacy and data protection, and the risks and costs of non-compliance with such laws and regulations;

•
compliance with United States laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance;

•
heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;

•	fluctuations in currency exchange rates and the related effect on our financial results;

•	difficulties in repatriating or transferring funds from or converting currencies in certain countries;

•	the need for localized software and licensing programs;

•	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property and contract rights abroad; and

•	compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes.

Any of these risks could adversely affect our international operations, reduce our international revenues or increase our operating costs, adversely affecting our business operations, financial results and growth prospects.

In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our products and cloud services and could have a material adverse effect on our business operations and financial results.

If we are unable to maintain successful relationships with our channel partners, our business operations, financial results and growth prospects could be adversely affected.

In addition to our direct sales force, we use indirect channel partners, such as distributors and resellers, to license and support our products. We derive a portion of our revenues from sales of our products through our channel, particularly in the Europe, Middle East and Africa, or EMEA, and Asia Pacific, or APAC, regions and for sales to government agencies. We expect that sales through channel partners in all regions will continue to grow as a portion of our revenues for the foreseeable future.

Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our products, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our products may be adversely affected. Our channel partners may cease marketing our products with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, our possible inability to replace them, or the failure to recruit additional channel partners could materially and adversely affect our results of operations. In addition, sales by channel partners are more likely than direct sales to involve collectability concerns, in particular sales by our channel partners in developing markets, and accordingly, variations in the mix between revenues attributable to sales by channel partners and revenues attributable to direct sales may result in fluctuations in our operating results.

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners, and to help our channel partners enhance their ability to independently sell and deploy our products. If we are unable to maintain our relationships with these channel partners, or otherwise develop and expand our indirect distribution channel, our business, results of operations, financial condition or cash flows could be adversely affected.

We employ unique pricing models, which subject us to various pricing and licensing challenges that could make it difficult for us to derive value from our customers.

We employ unique and evolving pricing models for our products. For example, we generally charge our customers for their use of our Splunk Enterprise software based on their estimated peak daily indexing capacity. In addition, our Splunk Cloud service is generally priced based on peak daily indexing capacity and length of data retention, and our Hunk software is priced based on the number of Hadoop data nodes. Our pricing methods may ultimately result in a higher total cost to users generally as data volumes increase over time, making it more difficult for us to compete in our markets. As the amount of machine data within our customers’ organizations grows, we may face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins.

Furthermore, while our products can measure and limit customer usage, such limitations may be improperly circumvented or otherwise bypassed by certain users. Similarly, we provide our customers with an encrypted key for enabling their use of our products. There is no guarantee that users of our products will abide by the terms of these encrypted keys, and if they do not, we may not be able to capture the full value for the use of our products. For example, our enterprise license is generally meant for our customers’ internal use only. If our internal use customers improperly make our products available to their customers, for example, through a cloud or managed service offering, it may displace our end user sales or commoditize our products in the market. Additionally, if an internal use customer that has received a volume discount from us improperly makes available our products to its end customers, we may experience price erosion and be unable to capture the appropriate value from those end customers.

We recently increased the license capacity of our entry-level licenses for Splunk Enterprise. Although we believe that this price reduction will enable our customers to more rapidly increase their ability to adopt Splunk Enterprise, there is no guarantee this will occur. It is possible that such price reduction will not be offset by an increase in sales of additional license capacity, which would have the effect of lowering our revenue and negatively impacting our financial results.

Our license agreements generally provide that we can audit our customers’ use of our products to ensure compliance with the terms of our license agreement. However, a customer may resist or refuse to allow us to audit their usage, in which case we may have to pursue legal recourse to enforce our rights under the license agreement, which would require us to spend money, distract management and potentially adversely affect our relationship with our customers and users.

Incorrect or improper implementation or use of our software could result in customer dissatisfaction and negatively affect our business, operations, financial results and growth prospects.

Our software is deployed in a wide variety of technology environments. Increasingly, our software has been deployed in large scale, complex technology environments, and we believe our future success will depend on our ability to increase sales of our software licenses for use in such deployments. We often must assist our customers in achieving successful implementations for large, complex deployments. If we or our customers are unable to implement our software successfully, or are unable to do so in a timely manner, customer perceptions of our company may be impaired, our reputation and brand may suffer, and customers may choose not to increase their use of our products. In addition, our software imposes server load and index storage requirements for implementation. If our customers do not have the server load capacity or the storage capacity required, they may not be able to effectively implement and use our software and, therefore, may not choose to increase their use of our products.

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

Interruptions or performance problems associated with our technology and infrastructure, and our reliance on Software-as-a-Service, or SaaS, technologies from third parties, may adversely affect our business operations and financial results.

Our continued growth depends in part on the ability of our existing and potential customers to access our cloud services or our website in order to download our on-premise software or encrypted access keys for our software within an acceptable amount of time. We have experienced, and may in the future experience, website and service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website and services simultaneously and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website and service performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website and service performance, especially during peak usage times and as our products become more complex and our user traffic increases. If our website or services are unavailable or if our users are unable to download our software or encrypted access keys within a reasonable amount of time or at all, our business would be negatively affected. We expect to continue to make significant investments to maintain and improve website and service performance and to enable rapid releases of new features and apps for our software and cloud services. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

In addition, we rely heavily on hosted SaaS technologies from third parties in order to operate critical functions of our business, including enterprise resource planning services and customer relationship management services.  Further, our cloud-based services, such as Splunk Cloud and Splunk Storm, are hosted exclusively by third parties. If any of these services fail or become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, our revenue could be reduced, our reputation could be damaged, expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our products and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

Our systems and third-party systems upon which we rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, geopolitical events and similar events. Our United States corporate offices and certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our and third parties’ hosting facilities could result in interruptions, performance problems or failure of our infrastructure.

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

Furthermore, our products are subject to United States export controls that prohibit the shipment of certain products and services without the required export authorizations or export to countries, governments, and persons targeted by United States sanctions. While we have taken precautions to prevent our products and services from being exported in violation of these laws, in certain instances we shipped our encryption products prior to obtaining the required export authorizations and certain of our products that are available at no cost have been downloaded by persons in countries that are the subject of United States embargoes. These exports were likely made in violation of United States export control and sanction laws.  As a result, in March 2012, we filed Final Voluntary Self Disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”), and the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), concerning these potential violations. On July 3, 2012, OFAC notified us that it had completed its review of these matters and closed its review with the issuance of a Cautionary Letter, and on November 15, 2012, BIS notified us that it had completed its review of these matters and closed its review with the issuance of a Warning Letter.  No monetary penalties were assessed against us by either OFAC or BIS.

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

In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business operations and financial results.

If our new products and product enhancements do not achieve sufficient market acceptance, our financial results and competitive position will suffer.

We spend substantial amounts of time and money to research and develop new product offerings and enhanced versions of our existing products to incorporate additional features, improve functionality or other enhancements in order to meet our customers’ rapidly evolving demands. In addition, we continue to invest in solutions that can be deployed on top of our core platform to target specific use cases and to cultivate our community of application developers and users. When we develop a new or enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if our cloud-based services such as Splunk Cloud do not garner widespread market adoption and implementation, our financial results and competitive position could suffer.

Further, we may make changes to our products that our customers do not like, find useful or agree with. We may also discontinue certain features, begin to charge for certain features that are currently free or increase fees for any of our features or usage of our products.

Our new products or product enhancements and changes to our existing products could fail to attain sufficient market acceptance for many reasons, including:

•	our failure to predict market demand accurately in terms of product functionality and to supply products that meet this demand in a timely fashion;

•	defects, errors or failures;

•	negative publicity about their performance or effectiveness;

•	delays in releasing to the market our new products or enhancements to our existing products to the market;

•	introduction or anticipated introduction of competing products by our competitors;

•	poor business conditions for our end-customers, causing them to delay IT purchases; and

•	reluctance of customers to purchase products incorporating open source software.

If our new products or enhancements and changes do not achieve adequate acceptance in the market, our competitive position will be impaired, and our revenues will be diminished. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred in connection with the new products or enhancements.

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

The occurrence of any of the foregoing could cause governments and governmental agencies to delay or refrain from purchasing licenses of our products in the future or otherwise have an adverse effect on our business operations and financial results.

Failure to comply with laws or regulations applicable to our business could cause us to lose customers in the public sector or negatively impact our ability to contract with the public sector.

We must comply with laws and regulations relating to the formation, administration and performance of contracts with the public sector, including United States federal, state and local governmental bodies, which affect how our channel partners and we do business with governmental agencies. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, loss of exclusive rights in our intellectual property, and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have a material adverse effect on our business operations and financial results.

The SaaS version of our Splunk Enterprise product, Splunk Cloud, is a nascent product offering, and a lack of market adoption of this SaaS offering could adversely affect our business.

SaaS is a model of software deployment in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. In August 2012, we released Splunk Storm, our cloud-based service that provides a subset of our Splunk Enterprise product's capabilities that is targeted at software developers, and in October 2013, we released Splunk Cloud, our cloud-based service that provides a fully functional version of Splunk Enterprise.

In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a SaaS model. In order to provide Splunk Cloud via a SaaS deployment, we have made and will continue to make capital investments to implement this alternative business model, which could negatively affect our financial results.  Even with these investments, the SaaS business model for Splunk Cloud may not be successful. Moreover, sales of Splunk Cloud could displace sales of our Splunk Enterprise software licenses. In addition, the change to a SaaS model results in changes in the manner in which we recognize revenues. Changes in revenue recognition would affect our operating results and could have an adverse effect on our business operations and financial results.

Real or perceived errors, failures or bugs in our products could adversely affect our financial results and growth prospects.

Because our products are complex, undetected errors, failures or bugs may occur, especially when new products, versions or updates are released. Our on-premise software is often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into complicated, large-scale computing environments may expose undetected errors, failures or bugs in our software. Despite testing by us, errors, failures or bugs may not be found in our products until they are released to our customers. In the past, we have discovered errors, failures and bugs in some of our offerings after their introduction. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our products, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

In addition, if an actual or perceived failure of our on-premise software occurs in a customer’s deployment, regardless of whether the failure is attributable to our software, the market perception of the effectiveness of our products could be adversely affected. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays or cessation of our licensing, which could cause us to lose existing or potential customers and could adversely affect our financial results and growth prospects.

Failure to protect our intellectual property rights could adversely affect our business.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and other jurisdictions outside of the United States so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. However, defending our intellectual property rights might entail significant expenses. Any of our patent rights, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our issued patents and any patents issued in the future may not provide us with any competitive advantages, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or we may not be able to do so at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the infringement, validity, enforceability and scope of protection of patent and other intellectual property rights are complex and often uncertain.

Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to use the inventions claimed in our issued patents or pending patent applications or otherwise used in our products, that we were the first to file patent applications, or that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our products or technology. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States (in particular, some foreign jurisdictions do not permit patent protection for software), and mechanisms for enforcement of intellectual property rights may be inadequate. Additional uncertainty may result from recent and future changes to intellectual property legislation in the United States (including the “America Invents Act”) and other countries and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenues and against which our patents may therefore provide little or no deterrence. From time-to-time, third parties, including certain of these leading companies, have asserted and may assert patent, copyright, trademark or other intellectual property rights against us, our channel partners, our technology partners or our customers. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the enterprise software market. In this regard, we have in the past settled a dispute with respect to the Splunk trademark in the European Union.

There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods.   We may be exposed to increased risk of being the subject of intellectual property infringement claims as a result of acquisitions, as, among other things, we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our products and may be unable to compete effectively. Any of these results would adversely affect our business operations and financial results.

One of our marketing strategies is to offer trial versions of our on-premise software, and we may not be able to realize the benefits of this strategy.

We offer trial version licenses of Splunk Enterprise to users free of charge as part of our overall strategy of developing the market for products that provides operational intelligence and promoting additional penetration of our products in the markets in which we compete. Some users never convert from the trial version license to the paid version license of Splunk Enterprise. To the extent that these users do not become paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenues will be adversely affected.

If we are not able to maintain and enhance our brand, our business and operating results may be adversely affected.

We believe that maintaining and enhancing the “Splunk” brand identity is critical to our relationships with our customers and channel partners and to our ability to attract new customers and channel partners. The successful promotion of our brand will depend largely upon our marketing efforts, our ability to continue to offer high-quality products and our ability to successfully differentiate our products from those of our competitors. Our brand promotion activities may not be successful or yield increased revenues. In addition, independent industry analysts often provide reviews of our products, as well as those of our competitors, and perception of our products in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected.

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

Our future performance depends in part on proper use of our community website, Splunk Apps, and support from third-party software developers.

Our products enable third-party software developers to build apps on top of our platform. We operate a community website, Splunk Apps, for sharing these third-party apps, including add-ons and extensions. While we expect our community website, Splunk Apps, to support our sales and marketing efforts, it also presents certain risks to our business, including:

•	third-party developers may not continue developing or supporting the software apps that they share on our community website, Splunk Apps;

•
we cannot provide any assurance that these apps meet the same quality standards that we apply to our own development efforts, and, to the extent they contain bugs or defects, they may create disruptions in our customers’ use of our products or negatively affect our brand;

•
we do not currently provide support for software apps developed by third-party software developers, and users may be left without support and potentially cease using our products if the third-party software developers do not provide support for these apps;

•	these third-party software developers may not possess the appropriate intellectual property rights to develop and share their apps; and

•	some of these developers may use the insight they gain using our products and from documentation publicly available on our website to develop competing products.

Many of these risks are not within our control to prevent, and our brand may be damaged if these apps, add-ons and extensions do not perform to our customers’ satisfaction and that dissatisfaction is attributed to us.

If poor advice or misinformation is spread through our community site, Splunk Answers, users of our products may experience unsatisfactory results from using our products, which could adversely affect our reputation and our ability to grow our business.

We host Splunk Answers for sharing knowledge about how to perform certain functions with our products. Our users are increasingly turning to our Splunk Answers community site for support in connection with their use of our products. We do not review or test the information that non-Splunk employees post on our Splunk Answers community site to ensure its accuracy or efficacy in resolving technical issues. Therefore, we cannot ensure that all the information listed on our Splunk Answers community site is accurate or that it will not adversely affect the performance of our products. Furthermore, users who post such information on our Splunk Answers community site may not have adequate rights to the information to share it publicly, and we could be the subject of intellectual property claims based on our hosting of such information. If poor advice or misinformation is spread among users of our Splunk Answers community site, our customers or other users of our products may experience unsatisfactory results from using our products, which could adversely affect our reputation and our ability to grow our business.

Our use of “open source” software could negatively affect our ability to sell our products and subject us to possible litigation.

We use open source software in our products and expect to continue to use open source software in the future. We may face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our products, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the open source code change, we may be forced to re-engineer our products or incur additional costs. Finally, we cannot assure that we have not incorporated additional open source software in our products in a manner that is inconsistent with our current policies and procedures.

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our products may be perceived as not being secure, customers may reduce the use of or stop using our products, and we may incur significant liabilities.

Our software and cloud services involve the storage and transmission of data, and security breaches could result in the loss of this information, litigation, indemnity obligations and other liability. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud-based services, our security measures could be breached.  In addition, we do not have the ability to monitor or review the content that customers of Splunk Enterprise store, and therefore, we have no direct control over the substance of that content. Therefore, if customers use our products for the transmission or storage of personally identifiable information and our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect to not renew their subscriptions, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our financial results.

We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support and other functions. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

Because our products could be used to collect and store personal information, domestic and international privacy concerns could result in additional costs and liabilities to us or inhibit sales of our products.

Privacy and data information security have become a significant issue in the United States and in many other countries where we offer licenses of our software and subscriptions of our cloud services. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act (HIPAA) of 1996 and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act recently implemented in Germany.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our software and cloud services. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and personal information security concerns, whether valid or not valid, may inhibit market adoption of our products particularly in certain industries and foreign countries.

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

Current or future economic downturns or uncertainty could adversely affect our business operations or financial results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and terrorist attacks on the United States, Europe, Asia Pacific or elsewhere, could cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

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

We have a significant number of customers in the business services, energy, financial services, healthcare and pharmaceuticals, technology, manufacturing, media and entertainment, online services, retail, telecommunications and travel and transportation industries. A substantial downturn in any of these industries may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our products are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

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

•	potential goodwill impairment charges related to acquisitions;

•	costs and potential difficulties associated with the requirement to test and assimilate the internal control processes of the acquired business;

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

•
the potential impact on relationships with existing customers, vendors and distributors as business partners as a result of acquiring another company or business that competes with or otherwise is incompatible with those existing relationships;

•	the potential that our due diligence of the acquired company or business does not identify significant problems or liabilities;

•	we may encounter difficulties in, or may be unable to, successfully sell any acquired products;

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•	an acquisition may require us to comply with additional laws and regulations or result in liabilities resulting from the acquired company’s pre-acquisition failure to comply with applicable laws;

•	our use of cash to pay for an acquisition would limit other potential uses for our cash;

•	if we incur debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants; and

•	to the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

The occurrence of any of these risks could have a material adverse effect on our business operations and financial results.

If currency exchange rates fluctuate substantially in the future, our financial results, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although most of our sales contracts are denominated in U.S. dollars, and therefore substantially all of our revenues are not subject to foreign currency risk, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, adversely affecting our business operations and financial results. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported operating results. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

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

In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a portion of the NOLs reflected on our balance sheet, even if we attain profitability.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of January 31, 2014, we had outstanding approximately 116 million shares of our common stock. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased and will continue to increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

We ceased to be an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 for fiscal year 2014.  As a result, we have and expect to continue to experience additional costs associated with being a public company going forward, including costs associated with compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our fiscal year 2014. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal controls over financial reporting for fiscal year 2014. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters occupy approximately 95,000 square feet in San Francisco, California under operating leases that expire in February 2019. As of January 31, 2014, we also lease approximately 14,000 square feet of office space in Cupertino, California to support our expanding business operations and hiring needs. We also lease smaller regional offices for sales, support and some product development in various locations throughout the United States. Our foreign subsidiaries also lease office space for their operations including local sales, support and some product development. While we believe our facilities are sufficient and suitable for the operations of our business today, we are in the process of adding new facilities and expanding our existing facilities as we add employees and expand into additional markets.

Item 3. Legal Proceedings

The information set forth under Legal Proceedings in Note 5 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price and Dividends

Our common stock, $0.001 par value, began trading on the NASDAQ Global Select Market on April 19, 2012, where its prices are quoted under the symbol “SPLK.” As of January 31, 2014 there were 27 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.
The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on the NASDAQ Global Select Market:

	High	Low
Year Ended January 31, 2013:
First Quarter (from April 19, 2012)	$37.34	$30.91
Second Quarter	$37.57	$25.15
Third Quarter	$39.75	$27.00
Fourth Quarter	$34.98	$26.10

	High	Low
Year Ended January 31, 2014:
First Quarter	$42.53	$32.75
Second Quarter	$52.12	$40.59
Third Quarter	$64.50	$47.69
Fourth Quarter	$83.97	$59.50

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

Use of Proceeds

In April 2012, we closed our initial public offering (“IPO”) whereby 15,525,000 shares of common stock were sold to the public and we received aggregate net proceeds of $225.2 million, net of underwriting discounts, commissions and offering expenses.

In January 2014, we closed our follow-on offering of 6,900,000 shares of common stock, including 900,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters. The public offering price of the shares sold in the offering was $81.00 per share. The total gross proceeds from the offering to us were $558.9 million. After deducting underwriting discounts and commissions of $19.6 million, we received approximately $539.3 million. We intend to use the net proceeds from this offering for working capital and other general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Stock Performance Graph
This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite index and the NASDAQ Computer index. The chart assumes $100 was invested on April 19, 2012, the date our stock began trading, in our common stock, the NASDAQ Composite index and the NASDAQ Computer index. The peer group indices utilize the same methods of presentation and assumptions for the total return calculation as does Splunk and the NASDAQ Composite index. All companies in the peer group index are weighted in accordance with their market capitalizations.

Company/Index	Base Period 4/19/12	7/31/12	10/31/12	1/31/13	4/30/13	7/31/13	10/31/13	1/31/14
Splunk Inc.	$100.00	$82.86	$79.00	$92.90	$114.99	$140.95	$176.75	$217.11
NASDAQ Composite	100.00	97.74	98.99	104.47	110.68	120.58	130.33	136.45
NASDAQ Computer	100.00	96.58	94.56	95.02	98.17	103.38	114.95	121.69

Item 6. Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2014, 2013, and 2012 and the selected consolidated balance sheet data as of January 31, 2014 and 2013 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal 2011 and 2010 and the consolidated balance sheet data as of January 31, 2012, 2011, and 2010 are derived from audited consolidated financial statements, which are not included in this Form 10-K.

	Fiscal Year Ended January 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues
License	$199,024	$135,922	$88,308	$49,926	$27,183
Maintenance and services	103,599	63,022	32,652	16,319	7,817
Total revenues	302,623	198,944	120,960	66,245	35,000
Cost of revenues (1)
License	330	727	890	228	102
Maintenance and services	35,495	20,697	10,715	6,428	3,188
Total cost of revenues	35,825	21,424	11,605	6,656	3,290
Gross profit	266,798	177,520	109,355	59,589	31,710
Operating expenses (1)
Research and development	75,895	41,853	23,561	14,025	8,479
Sales and marketing	215,335	125,098	74,782	39,909	24,072
General and administrative	53,875	32,602	19,698	8,949	6,462
Total operating expenses	345,105	199,553	118,041	62,883	39,013
Operating loss	(78,307)	(22,033)	(8,686)	(3,294)	(7,303)
Interest and other income (expense), net
Interest income (expense), net	225	152	(94)	(21)	(47)
Other income (expense), net	(920)	—	—	—	—
Change in fair value of preferred stock warrants	—	(14,087)	(2,034)	(366)	(22)
Total interest and other income (expense), net	(695)	(13,935)	(2,128)	(387)	(69)
Loss before income taxes	(79,002)	(35,968)	(10,814)	(3,681)	(7,372)
Provision for income taxes	6	713	178	125	79
Net loss	$(79,008)	$(36,681)	$(10,992)	$(3,806)	$(7,451)
Net loss per share:
Basic and diluted	$(0.75)	$(0.46)	$(0.53)	$(0.21)	$(0.52)
Weighted-average shares outstanding:
Basic and diluted	105,067	80,246	20,646	17,738	14,392

(1)	Amounts include stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenues	$5,283	$1,217	$134	$59	$31
Research and development	20,829	6,170	841	347	215
Sales and marketing	30,012	8,093	1,488	495	382
General and administrative	13,244	4,000	1,297	684	672

	As of January 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$897,453	$305,939	$31,599	$19,737	$11,805
Working capital	784,966	259,789	1,142	4,069	3,938
Total assets	1,040,331	390,445	82,223	38,791	21,915
Deferred revenue, current and long-term	192,321	114,712	52,665	22,307	11,317
Debt and capital lease obligations, current and long-term	—	—	2,289	173	348
Preferred stock warrants	—	—	2,133	1,013	647
Convertible preferred stock	—	—	40,913	39,949	39,949
Total stockholders' equity (deficit)	784,908	237,544	(41,646)	(36,503)	(35,246)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
               The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included in Part I, Item 1A or in other parts of this report.
Overview
Splunk provides innovative software products that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our products enable users to collect, index, search, explore, monitor and analyze data regardless of format or source. Our products address large and diverse data sets commonly referred to as big data and are specifically tailored for machine-generated data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities and security threats. Outside of an organization's traditional IT and security infrastructure, every processor-based system, including HVAC controllers, smart electrical meters, GPS devices and radio-frequency identification tags, and many consumer-oriented systems, such as mobile devices, automobiles and medical devices that contain embedded electronic devices, are also continuously generating machine data.

We believe the market for software that provides operational intelligence presents a substantial opportunity as data grows in volume and diversity, creating new risks, opportunities and challenges for organizations. Since our inception, we have invested a substantial amount of resources developing our products and technology to address this market, specifically with respect to machine data.

Our products are designed to accelerate return-on-investment for our customers. They generally do not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Users can simply download and install the software, typically in a matter of hours, to connect to their relevant machine data sources. Alternatively, they can sign up for the Splunk Cloud service and avoid the need to provision, deploy and manage internal infrastructure. They can also provision a computing instance on Amazon Web Services and use

Splunk Enterprise as an Amazon Machine Image. We also offer support, training and professional services to our customers to assist in the deployment of our software.

For Splunk Enterprise, we base our license fees on the estimated daily data indexing capacity our customers require. Prospective customers can download a trial version of our software that provides a full set of features but limited data indexing capacity. Following the 60-day trial period, prospective customers can purchase a license for our product or continue using our product with reduced features and limited data indexing capacity. We primarily license our software under perpetual licenses whereby we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large perpetual licenses may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term. From time to time, we enter into transactions that are designed to enable broad adoption of our software within an enterprise, referred to as enterprise adoption agreements. These agreements typically include provisions that require revenue deferral and recognition over time.

During fiscal 2014, we expanded our product portfolio from a single product to become a multi-product company. We added Splunk Cloud, which delivers the core functionalities of Splunk Enterprise as a scalable, reliable cloud service. We also introduced Hunk: Splunk Analytics for Hadoop, a new software product that enables exploration, analysis and visualization of data in Hadoop. We intend to continue investing for long-term growth. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling features, address customer needs and enable solutions that can address new end markets. In addition, we expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally.

Our goal is to make our software the platform for delivering operational intelligence and real-time business insights from machine data. The key elements of our growth strategy are to:

•	Extend our technological capabilities.

•	Continue to expand our direct and indirect sales organization, including our channel relationships, to acquire new customers.

•	Further penetrate our existing customer base and drive enterprise-wide adoption.

•	Build premium apps on our core platforms that enable organizations to realize additional value from our software and to use our products in different ways.

•	Grow our user communities and partner ecosystem to increase awareness of our brand, target new use cases, drive operational leverage and deliver more targeted, higher value solutions.

•	Continue to deliver rich developer environment to enable rapid development of enterprise applications that leverage machine data and the Splunk platform.

We believe the factors that will influence our ability to achieve our goals include, among other things, our ability to deliver additional functionality; acquire of new customers across geographies and industries; cultivate incremental sales from our existing customers by driving increased use of our software within organizations; provide additional solutions that leverage our core machine data engine to help organizations understand and realize the value of their machine data in specific end markets and use cases; add additional OEM and strategic relationships to enable new sales channels for our software as well as extend our integration with third party products; and help software developers leverage the functionality of our machine data engine through SDKs and APIs.

In January 2014, we closed our follow-on offering of 6,900,000 shares of common stock. The public offering price of the shares sold in the offering was $81.00 per share. The total gross proceeds from the offering to us were $558.9 million. After deducting underwriting discounts and commissions of $19.6 million, we received approximately $539.3 million.

For the fiscal years ended January 31, 2014, 2013 and 2012, our total revenues were $302.6 million, $198.9 million and $121.0 million, respectively. For the fiscal year ended January 31, 2014, approximately 23% of our total revenues were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of January 31, 2014, we had over 7,000 customers, including 70 of the Fortune 100 companies.

For the fiscal years ended January 31, 2014, 2013 and 2012, our GAAP operating loss was $78.3 million, $22.0 million and $8.7 million, respectively, and our non-GAAP operating loss was $1.2 million, $1.4 million and $4.9 million, respectively.

For the fiscal years ended January 31, 2014, 2013 and 2012, our GAAP net loss was $79.0 million, $36.7 million and $11.0 million, respectively, and our non-GAAP net loss was $3.1 million, $2.0 million and $5.2 million, respectively.

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

Non-GAAP Financial Results

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross margin, non-GAAP operating income (loss), non-GAAP net income (loss), non-GAAP operating margin and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude stock-based compensation expense, employer payroll tax expense related to employee stock plans, the change in fair value of certain preferred stock warrants previously issued by us, impairment of a long-lived asset, acquisition-related costs, amortization of acquired intangible assets and the partial release of the valuation allowance due to acquisitions. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by our management in its financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance. In particular, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe that providing non-GAAP financial measures that exclude this expense allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We excluded expense attributable to the change in fair value of certain preferred stock warrants from our non-GAAP financial measures because it is a non-recurring, non-cash expense. We also excluded the non-cash charge for previously capitalized Splunk Storm software development costs (reflected as an impairment of a long-lived asset) as a result of our decision to make Splunk Storm available to customers at no cost. We also exclude acquisition-related costs and amortization of acquired intangible assets from our non-GAAP financial measures because they are considered by management to be outside of our core operating results. We further exclude the partial release of the valuation allowance due to acquisitions from non-GAAP net income (loss) and non-GAAP net income (loss) per share because it is also considered by management to be outside our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet.

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

The following table reconciles our net cash provided by operating activities to free cash flow for the fiscal years ended January 31, 2014, 2013 and 2012 (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Net cash provided by operating activities	$73,848	$46,648	$14,622
Less purchases of property and equipment	(9,308)	(9,077)	(8,180)
Free cash flow (non-GAAP)	$64,540	$37,571	$6,442
Net cash used in investing activities	$(39,046)	$(8,563)	$(8,052)
Net cash provided by financing activities	$556,699	$236,235	$5,292

The following table reconciles GAAP gross margin to non-GAAP gross margin for the fiscal years ended January 31, 2014, 2013 and 2012:

	Fiscal Year Ended January 31,
	2014	2013	2012
GAAP gross margin	88.2%	89.2%	90.4%
Stock-based compensation expense	1.7	0.6	0.1
Employer payroll tax on employee stock plans	0.1	—	—
Amortization of acquired intangible assets	0.2	—	—
Impairment of long-lived asset	0.7	—	—
Non-GAAP gross margin	90.9%	89.8%	90.5%

The following table reconciles GAAP operating loss to non-GAAP operating loss for the fiscal years ended January 31, 2014, 2013 and 2012 (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
GAAP operating loss	$(78,307)	$(22,033)	$(8,686)
Stock-based compensation expense	69,368	19,480	3,760
Employer payroll tax on employee stock plans	3,971	1,155	—
Amortization of acquired intangible assets	906	—	—
Impairment of long-lived asset	2,128	—	—
Acquisition-related costs	722	—	—
Non-GAAP operating loss	$(1,212)	$(1,398)	$(4,926)

The following table reconciles GAAP operating margin to non-GAAP operating margin for the fiscal years ended January 31, 2014, 2013 and 2012:

	Fiscal Year Ended January 31,
	2014	2013	2012
GAAP operating margin	(25.9)%	(11.1)%	(7.2)%
Stock-based compensation expense	22.9	9.8	3.1
Employer payroll tax on employee stock plans	1.3	0.6	—
Amortization of acquired intangible assets	0.3	—	—
Impairment of long-lived asset	0.7	—	—
Acquisition-related costs	0.3	—	—
Non-GAAP operating margin	(0.4)%	(0.7)%	(4.1)%

The following table reconciles GAAP net loss to non-GAAP net loss for the fiscal years ended January 31, 2014, 2013 and 2012 (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
GAAP net loss	$(79,008)	$(36,681)	$(10,992)
Stock-based compensation expense	69,368	19,480	3,760
Change in fair value of preferred stock warrants	—	14,087	2,034
Employer payroll tax on employee stock plans	3,971	1,155	—
Amortization of acquired intangible assets	906	—	—
Impairment of long-lived assets	2,128	—	—
Acquisition-related costs	722	—	—
Partial release of the valuation allowance due to acquisitions	(1,174)	—	—
Non-GAAP net loss	$(3,087)	$(1,959)	$(5,198)

The following table reconciles GAAP net loss per share to non-GAAP basic and diluted net loss per share for the fiscal years ended January 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	Fiscal Year Ended January 31,
	2014	2013	2012
GAAP net loss per share	$(0.75)	$(0.46)	$(0.53)
Stock-based compensation expense	0.66	0.24	0.18
Change in fair value of preferred stock warrants	—	0.18	0.10
Employer payroll tax on employee stock plans	0.03	0.02	—
Amortization of acquired intangible assets	0.01	—	—
Impairment of long-lived assets	0.02	—	—
Acquisition-related costs	0.01	—	—
Partial release of the valuation allowance due to acquisitions	(0.01)	—	—
Non-GAAP basic and diluted loss per share	$(0.03)	$(0.02)	$(0.25)

Weighted-average shares used in computing Non-GAAP basic and diluted net loss per share	105,067	80,246	20,646

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
Professional services and training revenues as a percentage of total revenues were 6% for fiscal 2014. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.
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

Operating Expenses

Our operating expenses are classified into three categories: research and development, sales and marketing and general and administrative. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses, commissions as applicable, stock-based compensation and related expenses such as employer taxes. Operating expenses also include allocated overhead costs for depreciation of equipment, facilities and IT. Allocated costs for facilities consist of leasehold improvements and rent. Our allocated costs for IT include costs for compensation of our IT personnel and costs associated with our IT infrastructure. Operating expenses are generally recognized as incurred.

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

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of foreign exchange gains and losses, interest income on our cash and cash equivalents balances, and for fiscal 2013 and 2012, changes in the fair value of preferred stock warrants and interest expense on outstanding debt.

Provision for income taxes

The provision for income taxes consists of federal, state and foreign income taxes. We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse.  We record a valuation allowance to reduce the deferred tax assets to the amount that we are more-likely-than-not to realize.  Because of our history of U.S. net operating losses, we have established, in prior years, a full valuation allowance against potential future benefits for U.S. deferred tax assets including loss carry-forwards and research and development and other tax credits.  We regularly assess the likelihood that our deferred income tax assets will be realized based on the realization guidance available. To the extent that we believe any amounts are not more-likely-than-not to be realized, we record a valuation allowance to reduce the deferred income tax assets. We regularly assess the need for the valuation allowance on our deferred tax assets, and to the extent that we determine that an adjustment is needed, such adjustment will be recorded in the period that the determination is made.
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

	Fiscal Year Ended January 31,
	2014		2013		2012
	(in thousands and as % of revenues )
Consolidated Statement of Operations Data:
Revenues
License	$199,024	65.8%	$135,922	68.3%	$88,308	73.0%
Maintenance and services	103,599	34.2	63,022	31.7	32,652	27.0
Total revenues	302,623	100.0	198,944	100.0	120,960	100.0
Cost of revenues
License (1)	330	0.2	727	0.5	890	1.0
Maintenance and services (1)	35,495	34.3	20,697	32.8	10,715	32.8
Total cost of revenues	35,825	11.8	21,424	10.8	11,605	9.6
Gross profit	266,798	88.2	177,520	89.2	109,355	90.4
Operating expenses
Research and development	75,895	25.1	41,853	21.0	23,561	19.5
Sales and marketing	215,335	71.2	125,098	62.9	74,782	61.8
General and administrative	53,875	17.8	32,602	16.4	19,698	16.3
Total operating expenses	345,105	114.1	199,553	100.3	118,041	97.6
Operating loss	(78,307)	(25.9)	(22,033)	(11.1)	(8,686)	(7.2)
Other income (expense), net
Interest income (expense), net	225	0.1	152	0.1	(94)	(0.1)
Other income (expense), net	(920)	(0.3)	—	—	—	—
Change in fair value of preferred stock warrants	—	—	(14,087)	(7.1)	(2,034)	(1.7)
Total other income (expense), net	(695)	(0.2)	(13,935)	(7.0)	(2,128)	(1.8)
Loss before income taxes	(79,002)	(26.1)	(35,968)	(18.1)	(10,814)	(9.0)
Provision for income taxes	6	—	713	0.4	178	0.1
Net loss	$(79,008)	(26.1)%	$(36,681)	(18.5)%	$(10,992)	(9.1)%
______________________________

(1)	Calculated as a percentage of the associated revenues.

Fiscal 2014, 2013 and 2012
Revenues

	Fiscal Year Ended January 31,
				2014 to 2013 % Change	2013 to 2012 % Change
	2014	2013	2012
	(in thousands)
Revenues
License	$199,024	$135,922	$88,308	46.4%	53.9%
Maintenance and services	103,599	63,022	32,652	64.4%	93.0%
Total revenues	$302,623	$198,944	$120,960	52.1%	64.5%
Percentage of revenues
License	65.8%	68.3%	73.0%
Maintenance and services	34.2	31.7	27.0
Total	100.0%	100.0%	100.0%
Fiscal 2014 compared to fiscal 2013.    Total revenues increased $103.7 million primarily due to growth in license revenues. The increase in license revenues was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 791 and 467 orders greater than $100,000 for the fiscal year ended January 31, 2014 and 2013, respectively. Our total number of Splunk Enterprise customers increased from approximately 5,200 at January 31, 2013 to approximately 7,000 at January 31, 2014. The increase in maintenance and services revenues was due to increases in sales of maintenance agreements resulting from the growth of our installed customer base as well as sales of our professional services.
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
Cost of Revenues and Gross Margin

	Fiscal Year Ended January 31,
				2014 to 2013 % Change	2013 to 2012 % Change
	2014	2013	2012
	(in thousands)
Cost of revenues
License	$330	$727	$890	(54.6)%	(18.3)%
Maintenance and services	35,495	20,697	10,715	71.5%	93.2%
Total cost of revenues	$35,825	$21,424	$11,605	67.2%	84.6%
Gross margin
License	99.8%	99.5%	99.0%
Maintenance and services	65.7%	67.2%	67.2%
Total gross margin	88.2%	89.2%	90.4%

Fiscal 2014 compared to fiscal 2013.    Total cost of revenues increased $14.4 million due to a $14.8 million increase in cost of maintenance and services revenues, slightly offset by the decrease in cost of license revenue. The increase in cost of maintenance and services revenues was primarily related to an increase of $9.1 million in salaries and benefits expense due to increased headcount, which also includes a $4.1 million increase in stock-based compensation expense. We also had a $2.1 million impairment charge of a long-lived asset for previously capitalized Splunk Storm software development costs, as a result of our decision to make Splunk Storm available to customers at no cost during the third fiscal quarter of 2014. We also had an increase of $1.1 million related to overhead costs and an increase of $1.0 million related to consulting fees. Total gross margin decreased slightly due to the $2.1 million impairment charge related to Splunk Storm, as discussed above.
Fiscal 2013 compared to fiscal 2012.    Total cost of revenues increased $9.8 million due to a $10.0 million increase in cost of maintenance and services revenues, offset slightly by the decrease in cost of license revenue. The increase in cost of maintenance and services revenues of $10.0 million was primarily related to an increase of $4.7 million in salaries and benefits expense due to increased headcount, which also includes a $1.1 million increase in stock-based compensation expense, and $5.3 million related to professional services expense, as we continue to invest in our professional services organization. Total gross margin decreased slightly, while license gross margin increased slightly and maintenance and services gross margin remained flat, due to revenue mix, with maintenance and services revenue representing a higher percentage of total revenues.
Operating Expenses

	Fiscal Year Ended January 31,
				2014 to 2013 % Change	2013 to 2012 % Change
	2014	2013	2012
	(in thousands)
Operating expenses (1)
Research and development	$75,895	$41,853	$23,561	81.3%	77.6%
Sales and marketing	215,335	125,098	74,782	72.1%	67.3%
General and administrative	53,875	32,602	19,698	65.3%	65.5%
Total operating expenses	$345,105	$199,553	$118,041	72.9%	69.1%
Percentage of revenues
Research and development	25.1%	21.0%	19.5%
Sales and marketing	71.2	62.9	61.8
General and administrative	17.8	16.4	16.3
Total	114.1%	100.3%	97.6%

(1) Includes stock-based compensation expense:
Research and development	$20,829	$6,170	$841
Sales and marketing	30,012	8,093	1,488
General and administrative	13,244	4,000	1,297
Total stock-based compensation expense	$64,085	$18,263	$3,626
Research and development expense
Fiscal 2014 compared to fiscal 2013.    Research and development expense increased $34.0 million due to a $28.2 million increase in salaries and benefits as we increased headcount as part of our focus on further developing and enhancing our products. The increase in salaries and benefits also includes a $14.7 million increase in stock-based compensation expense. We also had an increase of $3.6 million related to overhead costs, also as a result of increased headcount and $1.2 million related to consulting fees.
Fiscal 2013 compared to fiscal 2012.    Research and development expense increased $18.3 million primarily due to a $15.9 million increase in salaries and benefits, as we increased headcount as part of our focus on further developing and enhancing our product. The increase in salaries and benefits also includes a $5.3 million increase in stock-based compensation expense. We also had increases of $2.0 million related to overhead costs, also as a result of increased headcount.
Sales and marketing expense
Fiscal 2014 compared to fiscal 2013.    Sales and marketing expense increased $90.2 million primarily due to a $74.1 million increase in salaries and benefits as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. The increase in salaries and benefits also includes a $21.9 million increase in stock-based compensation expense. We also incurred a $6.7 million increase due to increased facilities and overhead expense and a $3.5 million increase in travel expenses as a result of international expansion and increased headcount. Finally, we also incurred a $2.7 million increase due to marketing events and increased advertising, a $2.0 million increase related to our sales kickoff and an increase of $0.8 million related to consulting fees.

Fiscal 2013 compared to fiscal 2012.    Sales and marketing expense increased $50.3 million primarily related to a $29.9 million increase in salaries and benefits as we increased headcount to expand our field sales organization, as well as commissions on increased customer orders. The increase in salaries and benefits also includes a $6.6 million increase in stock-based compensation expense. During fiscal 2013, we continued to expand our field sales organization and opened sales offices in Japan, South Korea, Sweden and Taiwan. We had an increase in marketing-related expenses of $7.1 million, primarily as a result of a significant increase in marketing events and advertising. Additionally, we experienced increases in overhead costs of $6.5 million and travel expenses of $3.3 million due to increased headcount.
General and administrative expense
Fiscal 2014 compared to fiscal 2013.    General and administrative expense increased $21.3 million primarily due to an increase of $20.4 million related to salaries and benefits driven by an increase in headcount for accounting and legal activities to support the overall growth of the business and our international expansion efforts. The increase in salaries and benefits also includes a $9.2 million increase in stock compensation expense.
Fiscal 2013 compared to fiscal 2012.    General and administrative expense increased $12.9 million primarily related to a $11.3 million increase in salaries and benefits as we increased headcount to support our overall growth and as we transition to operating as a public company. The increase in salaries and benefits also includes a $2.7 million increase in stock-based compensation expense. We also had an increase of $1.5 million primarily related to accounting and legal activities in connection with becoming and operating as a public company.
Interest and Other Income (Expense), net

	Fiscal Year Ended January 31,
				2014 to 2013 % Change	2013 to 2012 % Change
	2014	2013	2012
	(in thousands)
Interest and other income (expense), net
Interest income (expense), net	$225	$152	$(94)
Other income (expense), net	(920)	—	—
Change in fair value of preferred stock warrants	—	(14,087)	(2,034)
Total interest and other income (expense), net	$(695)	$(13,935)	$(2,128)	NM*	NM*
______________________
*Not meaningful
Fiscal 2014 compared to fiscal 2013.   Interest and other income (expense), net reflects a net decrease in expense due to the absence of any warrant re-measurement expense, as we recorded the final revaluation of our preferred stock warrants in conjunction with the completion of our IPO during the first fiscal quarter of 2013.
Fiscal 2013 compared to fiscal 2012.   Interest and other income (expense), net increased in expense due to $11.8 million related to the warrant re-measurement expense recorded during fiscal 2013 in conjunction with the final revaluation of our preferred stock warrants upon the completion of our IPO.
Provision for Income Taxes

	Fiscal Year Ended January 31,
				2014 to 2013 % Change	2013 to 2012 % Change
	2014	2013	2012
	(in thousands)
Provision for income taxes	$6	$713	$178	NM*	NM*
______________________
*Not meaningful
Fiscal 2014 compared to fiscal 2013.   The decrease in income tax expense was primarily due to an increase in tax expense from increased activity in our foreign operations, partially offset by a partial release of our deferred tax asset valuation allowance related to our acquisitions. We recorded income taxes that were principally attributable to foreign, federal and state taxes.
Fiscal 2013 compared to fiscal 2012.   The increase of the provision for income taxes was primarily due to the increase in foreign taxes from legal entities established in foreign jurisdictions.

Quarterly Results of Operations
The following table sets forth our unaudited quarterly statements of operations data for the last eight fiscal quarters. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this annual report and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	Apr 30, 2012	July 31, 2012	Oct 31, 2012	Jan 31, 2013	Apr 30, 2013	July 31, 2013	Oct 31, 2013	Jan 31, 2014
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues
License	$24,386	$30,203	$34,557	$46,776	$36,172	$43,185	$50,873	$68,794
Maintenance and services	12,805	14,280	17,488	18,449	21,035	23,688	27,760	31,116
Total revenues	37,191	44,483	52,045	65,225	57,207	66,873	78,633	99,910
Cost of revenues
License	129	92	62	444	69	76	84	101
Maintenance and services	4,136	4,553	5,817	6,191	6,612	7,345	10,441	11,097
Total cost of revenues (1)	4,265	4,645	5,879	6,635	6,681	7,421	10,525	11,198
Gross profit	32,926	39,838	46,166	58,590	50,526	59,452	68,108	88,712
Operating expenses
Research and development (1)	8,103	9,391	11,074	13,285	14,464	16,210	18,961	26,260
Sales and marketing (1)	24,166	27,740	32,847	40,345	41,313	44,634	53,052	76,336
General and administrative (1)	6,846	7,247	7,625	10,884	10,446	11,912	12,917	18,600
Total operating expenses	39,115	44,378	51,546	64,514	66,223	72,756	84,930	121,196
Operating loss	(6,189)	(4,540)	(5,380)	(5,924)	(15,697)	(13,304)	(16,822)	(32,484)
Interest and other income (expense), net
Interest income (expense), net	(17)	101	31	37	61	58	55	51
Other income (expense), net	—	—	—	—	(94)	(82)	(283)	(461)
Change in fair value of preferred stock warrants	(14,087)	—	—	—	—	—	—	—
Total interest and other income (expense), net	(14,104)	101	31	37	(33)	(24)	(228)	(410)
Loss before income taxes	(20,293)	(4,439)	(5,349)	(5,887)	(15,730)	(13,328)	(17,050)	(32,894)
Income tax provision (benefit)	177	136	125	275	404	365	(500)	(263)
Net loss	$(20,470)	$(4,575)	$(5,474)	$(6,162)	$(16,134)	$(13,693)	$(16,550)	$(32,631)

Net loss per share, basic and diluted:	$(0.71)	$(0.05)	$(0.06)	$(0.06)	$(0.16)	$(0.13)	$(0.16)	$(0.30)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Apr 30, 2012	July 31, 2012	Oct 31, 2012	Jan 31, 2013	Apr 30, 2013	July 31, 2013	Oct 31, 2013	Jan 31, 2014
	(in thousands)
Cost of revenues	$108	$267	$322	$520	$705	$865	$1,165	$2,548
Research and development	895	1,267	1,560	2,448	3,043	3,547	4,405	9,834
Sales and marketing	858	1,505	2,093	3,637	4,322	5,156	5,947	14,587
General and administrative	811	827	710	1,652	1,765	2,389	2,815	6,275

	Three Months Ended
	Apr 30, 2012	July 31, 2012	Oct 31, 2012	Jan 31, 2013	Apr 30, 2013	July 31, 2013	Oct 31, 2013	Jan 31, 2014
	(as % of revenues)
Consolidated Statement of Operations Data:
Revenues
License	65.6%	67.9%	66.4%	71.7%	63.2%	64.6%	64.7%	68.9%
Maintenance and services	34.4	32.1	33.6	28.3	36.8	35.4	35.3	31.1
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	0.5	0.3	0.2	0.9	0.2	0.2	0.2	0.1
Maintenance and services (1)	32.3	31.9	33.3	33.6	31.4	31.0	37.6	35.7
Total cost of revenues	11.5	10.4	11.3	10.2	11.7	11.1	13.4	11.2
Gross profit	88.5	89.6	88.7	89.8	88.3	88.9	86.6	88.8
Operating expenses
Research and development	21.8	21.1	21.3	20.3	25.3	24.2	24.1	26.3
Sales and marketing	65.0	62.4	63.1	61.9	72.1	66.8	67.5	76.4
General and administrative	18.4	16.3	14.7	16.7	18.3	17.8	16.4	18.6
Total operating expenses	105.2	99.8	99.1	98.9	115.7	108.8	108.0	121.3
Operating loss	(16.7)	(10.2)	(10.4)	(9.1)	(27.4)	(19.9)	(21.4)	(32.5)
Interest and other income (expense), net
Interest income (expense), net	—	0.2	0.1	0.1	0.1	0.1	0.1	0.1
Other income (expense), net	—	—	—	—	(0.2)	(0.1)	(0.4)	(0.5)
Change in fair value of preferred stock warrants	(37.9)	—	—	—	—	—	—	—
Total interest and other income (expense), net	(37.9)	0.2	0.1	0.1	(0.1)	—	(0.3)	(0.4)
Loss before income taxes	(54.6)	(10.0)	(10.3)	(9.0)	(27.5)	(19.9)	(21.7)	(32.9)
Income tax provision (benefit)	0.5	0.3	0.2	0.4	0.7	0.5	(0.6)	(0.3)
Net loss	(55.1)%	(10.3)%	(10.5)%	(9.4)%	(28.2)%	(20.4)%	(21.1)%	(32.6)%

(1) This percentage is calculated as a percentage of the associated revenues.
Seasonality, Cyclicality and Quarterly Trends
Our quarterly results reflect seasonality in the sale of our products and services. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenue in the first fiscal quarter. We believe that third fiscal quarter revenues have been and could continue to be flat compared to second fiscal quarter revenues due to a seasonal slow down in customer orders during the late summer months as a result of summer vacations and holidays in the United States and elsewhere around the world. We expect this seasonality to continue in fiscal 2015 and beyond. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short term. The timing of revenues in relation to our expenses, much of which does not vary directly with revenues, has an impact on the cost of revenues, research and development expense, sales and marketing expense, and general and administrative expense as a percentage of revenues in each fiscal quarter during the year. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.
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
Liquidity and Capital Resources

	As of January 31,
	2014	2013	2012
	(in thousands)
Cash and cash equivalents	$897,453	$305,939	$31,599

	Fiscal Year Ended January 31,
	2014	2013	2012
	(in thousands)
Cash provided by operating activities	$73,848	$46,648	$14,622
Cash used in investing activities	(39,046)	(8,563)	(8,052)
Cash provided by financing activities	556,699	236,235	5,292
Since fiscal 2010 we have funded our operations primarily through cash generated from operations. At January 31, 2014, our cash and cash equivalents of $897.5 million were held for working capital purposes, a majority of which were invested in money market funds. We intend to increase our capital expenditures in fiscal 2015, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our products and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.
Operating Activities
For fiscal 2014, cash inflows from our operating activities were $73.8 million, which reflects our net loss of $79.0 million, adjusted by non-cash charges of $77.8 million consisting primarily of $69.4 million for stock-based compensation, and $6.7 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $77.4 million increase in deferred revenue due to increased sales of our products and a $15.8 million increase in accrued payroll and compensation driven by higher commissions expense related to increased sales. We also had a $2.5 million increase in accrued expenses and other liabilities due to the overall growth of our business and a $0.2 million increase in accounts payable. These cash inflows were offset by cash outflows including a $19.4 million increase in accounts receivable due to increased sales and a $1.4 million related to an increase in prepaid expenses and other current assets.
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
Investing Activities
Our investing activities consist primarily of capital expenditures to purchase property and equipment, strategic investments and changes in our restricted cash. In the future, we expect to continue to invest in capital expenditures to support our expanding operations.
During fiscal 2014, cash used in investing activities of $39.0 million was primarily attributable to $29.7 million of cash purchase price paid, net of cash acquired, for our acquisitions and $9.3 million of capital expenditures for technology and hardware, as well as leasehold improvements on our corporate headquarters in San Francisco, California to support the growth of our business.
During fiscal 2013 and 2012, cash used in investing activities was primarily attributable to capital expenditures for technology hardware to support the growth of our business, as well as leasehold improvements on our corporate and international offices.
Financing Activities
For fiscal 2014, cash provided by financing activities of $556.7 million consisted primarily of $539.3 million of proceeds from our follow-on offering, net of paid underwriter discount, and issuance costs and $35.1 million of proceeds received from the issuance of stock related to our equity incentive plans. These increases were partially offset by $18.2 million of taxes paid related to the net settlement of RSUs.

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

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank. The agreement provides for a revolving line of credit facility, which expires May 9, 2015. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in January 2014) or the LIBOR rate plus 2.75%. As of January 31, 2014, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of January 31, 2014.

Contractual Payment Obligations

The following summarizes our contractual commitments and obligations as of January 31, 2014:

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Operating lease obligations	$47,936	$7,999	$16,338	$17,114	$6,485
 _________________________
*We entered into a sublease agreement on November 16, 2012 for a portion of our office space in the United Kingdom, and the future sublease rental income of $1.2 million has been included as an offset to our future minimum rental payments.

Off-Balance Sheet Arrangements
During fiscal 2014, 2013 and 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at January 31, 2014. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, primarily changes in interest rates.

Interest Rate Risk

We had cash and cash equivalents of $897.5 million as of January 31, 2014. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. During the fiscal years ended January 31, 2014 and 2013, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of January 31, 2014, we had no balance outstanding under this agreement.

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

Item 8. Financial Statements and Supplementary Data

Splunk Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Splunk Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Splunk Inc. and its subsidiaries at January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audit (which was an integrated audit in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 31, 2014

Splunk Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	January 31, 2014	January 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$897,453	$305,939
Accounts receivable, net	83,348	63,948
Prepaid expenses and other current assets	12,019	6,861
Total current assets	992,820	376,748
Property and equipment, net	15,505	13,205
Intangible assets, net	12,294	—
Goodwill	19,070	—
Other assets	642	492
Total assets	$1,040,331	$390,445
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,079	$1,632
Accrued payroll and compensation	43,876	28,123
Accrued expenses and other liabilities	12,743	7,636
Deferred revenue, current portion	149,156	79,568
Total current liabilities	207,854	116,959
Deferred revenue, non-current	43,165	35,144
Other liabilities, non-current	4,404	798
Total non-current liabilities	47,569	35,942
Total liabilities	255,423	152,901
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at January 31, 2014; and no shares authorized, issued or outstanding at January 31, 2013	—	—
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 116,099,516 shares issued and outstanding at January 31, 2014, and 100,920,350 shares issued and outstanding at January 31, 2013	116	101
Accumulated other comprehensive income (loss)	58	(135)
Additional paid-in capital	954,441	328,277
Accumulated deficit	(169,707)	(90,699)
Total stockholders’ equity	784,908	237,544
Total liabilities and stockholders’ equity	$1,040,331	$390,445

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2014	2013	2012
Revenues
License	$199,024	$135,922	$88,308
Maintenance and services	103,599	63,022	32,652
Total revenues	302,623	198,944	120,960
Cost of revenues (1)
License	330	727	890
Maintenance and services	35,495	20,697	10,715
Total cost of revenues	35,825	21,424	11,605
Gross profit	266,798	177,520	109,355
Operating expenses (1)
Research and development	75,895	41,853	23,561
Sales and marketing	215,335	125,098	74,782
General and administrative	53,875	32,602	19,698
Total operating expenses	345,105	199,553	118,041
Operating loss	(78,307)	(22,033)	(8,686)
Interest and other income (expense), net
Interest income (expense), net	225	152	(94)
Other income (expense), net	(920)	—	—
Change in fair value of preferred stock warrants	—	(14,087)	(2,034)
Total interest and other income (expense), net	(695)	(13,935)	(2,128)
Loss before income taxes	(79,002)	(35,968)	(10,814)
Provision for income taxes	6	713	178
Net loss	$(79,008)	$(36,681)	$(10,992)

Basic and diluted net loss per share	$(0.75)	$(0.46)	$(0.53)

Weighted-average shares used in computing basic and diluted net loss per share	105,067	80,246	20,646

(1)      Amounts include stock-based compensation expense, as follows:

Cost of revenues	$5,283	$1,217	$134
Research and development	20,829	6,170	841
Sales and marketing	30,012	8,093	1,488
General and administrative	13,244	4,000	1,297

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended January 31,
	2014	2013	2012
Net loss	$(79,008)	$(36,681)	$(10,992)
Other comprehensive loss:
Foreign currency translation adjustments	193	(111)	(26)
Comprehensive loss	$(78,815)	$(36,792)	$(11,018)

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

	Convertible Preferred Stock - Series A, B, C		Common Stock
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at January 31, 2011	56,730,194	$39,949	19,079,759	$19	$6,502	$2	$(43,026)	$(36,503)
Stock-based compensation	—	—	—	—	3,760	—	—	3,760
Issuance of common stock upon exercise of options	—	—	3,595,080	4	1,983	—	—	1,987
Conversion of warrant liability to Series A convertible preferred stock upon exercise of warrant	—	914	—	—	—	—	—	—
Exercise of warrant to purchase Series A convertible preferred stock	200,000	50	—	—	—	—	—	—
Issuance of common stock upon early exercise of options	—	—	417,568	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	128	—	—	128
Net change in cumulative translation adjustment	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	(10,992)	(10,992)
Balances at January 31, 2012	56,930,194	40,913	23,092,407	23	12,373	(24)	(54,018)	(41,646)
Stock-based compensation	—	—	—	—	19,480	—	—	19,480
Issuance of common stock upon exercise of options	—	—	5,529,112	6	6,890	—	—	6,896
Conversion of preferred stock to common stock upon initial public offering	(56,930,194)	(40,913)	56,930,194	57	40,856	—	—	40,913
Issuance of common stock upon initial public offering	—	—	14,532,278	15	225,210	—	—	225,225
Issuance of common stock upon early exercise of warrants	—	—	466,714	—	631	—	—	631
Reclassification of preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	16,220	—	—	16,220
Vesting of early exercised options	—	—	—	—	845	—	—	845
Vesting of restricted stock units	—	—	2,125	—	—	—	—	—
Common stock issued upon ESPP purchase	—	—	367,520	—	5,310	—	—	5,310
Excess tax benefits from employee stock plans	—	—	—	—	462	—	—	462

Splunk Inc.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

Net change in cumulative translation adjustment	—	—	—	—	—	(111)	—	(111)
Net loss	—	—	—	—	—	—	(36,681)	(36,681)
Balances at January 31, 2013	—	—	100,920,350	101	328,277	(135)	(90,699)	237,544
Stock-based compensation	—	—	—	—	69,368	—	—	69,368
Issuance of common stock upon exercise of options	—	—	7,254,049	7	23,724	—	—	23,731
Vesting of early exercised options	—	—	—	—	112	—	—	112
Vesting of restricted stock units	—	—	475,111	—	—	—	—	—
Taxes withholding related to net share settlement of equity awards	—	—	—	—	(18,156)	—	—	(18,156)
Issuance of common stock upon ESPP purchase	—	—	550,006	1	11,433	—	—	11,434
Excess tax benefits from employee stock plans	—	—	—	—	351	—	—	351
Net change in cumulative translation adjustments	—	—	—	—	—	193	—	193
Issuance of common stock in connection with follow-on offering, net of offering costs	—	—	6,900,000	7	539,332	—	—	539,339
Net loss	—	—	—	—	—	—	(79,008)	(79,008)
Balances at January 31, 2014	—	$—	116,099,516	$116	$954,441	$58	$(169,707)	$784,908
The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended January 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(79,008)	$(36,681)	$(10,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,692	4,674	2,120
Impairment of long-lived asset	2,128	—	—
Change in fair value of preferred stock warrants	—	14,087	2,034
Shared-based compensation expense	69,368	19,480	3,760
Deferred income taxes	(1,374)	(281)	—
Excess tax benefits from employee stock plans	(351)	(462)	—
Changes in operating assets and liabilities
Accounts receivable, net	(19,400)	(29,453)	(20,347)
Prepaid expenses, other current and non-current assets	(6)	(2,377)	(3,511)
Accounts payable	171	187	55
Accrued compensation	15,753	11,981	8,697
Accrued expenses and other liabilities	2,454	3,446	2,448
Deferred revenue	77,421	62,047	30,358
Net cash provided by operating activities	73,848	46,648	14,622
Cash flows from investing activities			14622
Acquisitions, net of cash acquired	(29,738)	—	—
Change in restricted cash	—	514	128
Purchases of property and equipment	(9,308)	(9,077)	(8,180)
Net cash used in investing activities	(39,046)	(8,563)	(8,052)
Cash flows from financing activities
Payments of financing obligation under sale leaseback	—	—	(173)
Repayments of term debt	—	(2,289)	(711)
Proceeds from term debt	—	—	3,000
Proceeds from initial public offering, net of offering costs	—	225,225	—
Proceeds from exercise of warrant	—	631	50
Proceeds from early exercise of employee stock options	—	—	1,139
Proceeds from exercise of stock options	23,731	6,896	1,987
Excess tax benefits from employee stock plans	351	462	—
Proceeds from employee stock purchase plan	11,434	5,310	—
Proceeds from follow-on offering, net of offering costs	539,339	—	—
Taxes paid related to net share settlement of equity awards	(18,156)	—	—
Net cash provided by financing activities	556,699	236,235	5,292
Effect of exchange rate changes on cash and cash equivalents	13	20	—
Net increase in cash and cash equivalents	591,514	274,340	11,862
Cash and cash equivalents
Beginning of period	305,939	31,599	19,737
End of period	$897,453	$305,939	$31,599
Supplemental disclosures
Cash paid for interest	$—	$40	$111
Cash paid for income taxes	490	118	—
Non-cash investing and financing activities
Accrued purchases of property and equipment	1,265	467	584
Conversion of preferred stock to common stock	—	40,913	—
Vesting of early exercised options	112	845	128
Conversion of warrant liability to Series A convertible preferred stock upon exercise of warrant	—	—	914
Deferred offering costs not yet paid	344	—	1,339
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of the Business and Significant Accounting Policies

Business

Splunk Inc. (“we”, "us", "our") provides innovative software products that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our products enable users to collect, index, search, explore, monitor and analyze data regardless of format or source. Our products address large and diverse data sets commonly referred to as big data and are specifically tailored for machine-generated data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities and security threats. Our products help users derive new insights from machine data that can be used to, among other things, improve service levels, reduce operational costs, mitigate security risks, demonstrate and maintain compliance, and drive better business decisions. Splunk was incorporated in California in October 2003 and was reincorporated in Delaware in May 2006.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2014, for example, refer to the fiscal year ended January 31, 2014.

Follow-on Offering

In January 2014, we closed a follow-on offering of 6,900,000 shares of common stock, including 900,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters. The public offering price of the shares sold in the offering was $81.00 per share. The total gross proceeds from the offering to us were $558.9 million. After deducting underwriting discounts and commissions of $19.6 million, we received approximately $539.3 million.

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

Segments
We operate our business as one operating segment: the development and marketing of software products that enable our customers to gain real-time operational intelligence by harnessing the value of their data. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Splunk Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Foreign Currency

The functional currency of our foreign subsidiaries is the respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated Other Comprehensive Loss within Stockholders' Equity. Foreign currency transaction gains and losses are included in Other Income (Expense), Net and were not material for the three years ended January 31, 2014. All assets and liabilities denominated in a foreign currency are translated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

Signed agreements are used as evidence of an arrangement. If a contract signed by the customer does not exist, we use a purchase order as evidence of an arrangement. In cases where both a signed contract and a purchase order exist, we consider the signed contract to be the final persuasive evidence of an arrangement. Electronic delivery occurs when we provide the customer with access to the software via a license key. We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We do not generally offer extended payment terms with typical terms of payment due between 30 and 60 days from delivery of software. We assess collectability of the fee based on a number of factors such as collection history and creditworthiness of the customer. If we determine that collectability is not probable, revenue is deferred until collectability becomes probable, generally upon receipt of cash.

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

We are unable to establish VSOE of fair value for all undelivered elements in certain arrangements that include term licenses, maintenance and services, due to the lack of VSOE for maintenance bundled with the term license. In these instances, all revenue is recognized ratably over the period that the services are expected to be performed, commencing when all service periods have started. In arrangements where the expected service periods of maintenance services and professional or training services differ, we recognize all revenue over the longer of the expected service periods, which is generally the maintenance period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We do not offer credits or refunds and therefore have not recorded any sales return allowance for any of the periods presented. Upon a periodic review of outstanding accounts receivable, amounts that are deemed to be uncollectible are written off against the allowance for doubtful accounts. Our policy is to record revenues net of any applicable sales, use or excise taxes.

We recognize revenues from the indirect sales channel upon sell-through by the partner or distributor. Sell-through is determined when we receive an order form from a reseller for a specific end-user sale. We do not offer right of return, product rotation or price protection to any of our channel partners. We also have licensing arrangements with OEM customers for which royalty fees are generally recognized as revenue upon receipt of reports of units shipped, respectively. Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from OEM customers are recognized upon delivery, and on-going royalty fees are recognized upon reports of units shipped.

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

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid instruments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. We do not hold or issue financial instruments for trading purposes. As of January 31, 2014, 2013 and 2012, $864.0 million, $250.8 million and $19.5 million, respectively, of cash and cash equivalents were invested in money market funds.

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

At January 31, 2014, no customer represented greater than 10% of total accounts receivable. At January 31, 2013, there was one customer that represented approximately 31% of total accounts receivable.

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

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Fiscal Year Ended January 31,
(in thousands)	2014	2013	2012

Balance at beginning of period	$821	$557	$400
Add: bad debt expense	140	286	247
Less: write-offs, net of recoveries	(203)	(22)	(90)
Balance at end of period	$758	$821	$557

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments including cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities.

Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity, associated with the inputs to the valuation of these assets or liabilities are as follows:

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

Goodwill, Intangible Assets, Long-Lived Assets and Impairment Assessments

Goodwill and indefinite-lived intangible assets are carried at cost and are evaluated annually for impairment, or more frequently if circumstances exist that indicate that impairment may exist. When conducting our annual goodwill impairment assessment, we perform a quantitative evaluation of whether goodwill is impaired using the two-step impairment test. The first step is comparing the fair value of our reporting unit to its carrying value. We consider the enterprise to be the reporting unit for this analysis. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. We record the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, as impairment.

Finite-lived intangible assets are amortized over their useful lives. Each period we evaluate the estimated remaining useful life our finite-lived intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets then the carrying amount of such assets is reduced to fair value.

In-process research and development is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When in-process research and development projects are completed, the corresponding amount is reclassified as an amortizable intangible asset and is amortized over the asset's estimated useful life.

We evaluate the recoverability of our long-lived assets including intangible and tangible assets. Acquired finite-lived intangible assets are amortized over their useful lives. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We recognize such impairment in the event the net book value of such assets exceeds their fair value. If the fair value of the long-lived assets exceeds the carrying value of the net assets assigned, then the assets are not impaired and no further testing is performed. If the carrying value of the net assets assigned exceeds the fair value of the assets, then we must perform the second step of the impairment test in order to determine the implied fair value. During fiscal 2014, we recognized a $2.1 million impairment charge of a long-lived asset for previously capitalized Storm software development costs as a result of our decision to make Storm available to customers at no cost.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from generally three to five years. Leasehold

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Capitalized Software Development Costs
Capitalization of software development costs for software to be sold, leased, or otherwise marketed begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. We did not capitalize any internal software development costs for fiscal 2014 and 2013 because the cost incurred and the time between technological feasibility and product release was insignificant. For fiscal 2014, 2013 and 2012, total amortization expense was $0, $0.1 million and $0.3 million respectively, from capitalized purchased technology of $0.5 million in December 2010.

     Costs related to software acquired, developed or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. We define the design, configuration, and coding process as the application development stage. We did not capitalize any costs related to computer software developed for internal use in fiscal 2014. In fiscal 2013, we capitalized $2.8 million of costs related to computer software developed for internal use for our Storm software, which is included in Property and Equipment on the Consolidated Balance Sheets, respectively. During fiscal 2014, $0.4 million of these costs were amortized. During the third quarter of fiscal 2014, we recognized a $2.1 million impairment charge for the remaining balance of the previously capitalized Storm software development costs as a result of our decision to make Storm available to customers at no cost.

Commissions
Commissions are recorded as a component of sales and marketing expenses and consist of the variable compensation paid to our sales force. Sales commissions are earned and recorded at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales personnel are recoverable only in the case that we cannot collect the invoiced amounts associated with a sales order. Commission expense was $54.0 million, $26.9 million and $22.3 million for fiscal 2014, 2013 and 2012 respectively.
Leases
We lease our facilities under operating leases. For leases that contain rent escalation or rent concession provisions, we record the total rent expense during the lease term on a straight-line basis over the term of the lease. We record the difference between the rent paid and the straight-line rent expense as a current and non-current deferred rent liability in Accrued expenses and other liabilities and Other liabilities, non-current, respectively, in the Consolidated Balance Sheets. Rent expense was $6.4 million, $3.9 million and $2.6 million during fiscal 2014, 2013 and 2012, respectively.
Advertising Expense
We expense advertising costs as incurred. We incurred $6.3 million, $6.0 million and $3.7 million in advertising expenses for fiscal 2014, 2013 and 2012, respectively. Advertising costs are recorded in Sales and marketing expenses in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of each option grant and stock purchase right granted under the Employee Stock Purchase Plan (“ESPP”) was estimated on the date of grant using the Black-Scholes option pricing model. We recognize stock-based compensation expense related to our ESPP on a straight-line basis over the offering period, which is twelve months. Stock-based compensation expense is recognized net of estimated forfeiture activity.

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

The adoption of the guidance on accounting for uncertainty in income taxes as set forth under ASC 740 Income Taxes requires us to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments were reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued updated authoritative guidance to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. This guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In February 2013, the FASB issued updated authoritative guidance requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance during the three months ended April 30, 2013. The adoption of this guidance did not impact our consolidated financial statements, as the guidance is related to disclosure only and we have not had any significant reclassifications out of accumulated other comprehensive loss.

In July 2013, the FASB determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

available under applicable tax law. This guidance is effective for our interim and annual periods beginning February 1, 2014. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of January 31, 2014 and 2013 (in thousands):

	January 31, 2014				January 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$864,012	$—	$—	$864,012	$250,810	$—	$—	$250,810
Reported as:
Assets:
Cash and cash equivalents				$864,012				$250,810
Total				$864,012				$250,810

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

(3)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of January 31,
	2014	2013
Computer equipment and software	$20,451	$16,077
Furniture and fixtures	5,364	2,714
Leasehold improvements	7,128	4,129
	32,943	22,920
Less: accumulated depreciation and amortization	(17,438)	(9,715)
Property and equipment, net	$15,505	$13,205

Depreciation and amortization expense was $7.7 million, $4.7 million and $2.1 million for the fiscal years ended January 31, 2014, 2013 and 2012 respectively. Included in depreciation and amortization expense during the fiscal year ended January 31, 2014 was a $2.1 million impairment charge of a long-lived asset for previously capitalized Storm software development costs as a result of our decision to make Storm available to customers at no cost.

(4)  Acquisitions, Goodwill and Intangible Assets

BugSense

On September 25, 2013, we acquired BugSense, a privately-held Delaware corporation, which developed and offered as a service an analytics solution for machine data generated by mobile devices. This acquisition has been accounted for as a business combination. The purchase price of $9.0 million paid in cash was preliminarily allocated as follows: $4.7 million to identifiable intangible assets, $0.7 million to net deferred tax liability recorded and $0.7 million to net liabilities assumed, and the excess $5.7 million of the purchase price over the fair value of net assets acquired was recorded as goodwill allocated to our one operating segment. Goodwill is primarily attributable to our ability to further improve the overall performance of our mobile data gathering capabilities, expand our visibility into machine data generated by mobile devices and the value of acquired personnel. This goodwill is not deductible for U.S. income tax purposes. Pro forma results of operations of the acquired business have not been presented, as we do not consider the results to have a material effect on any of the periods presented in our Consolidated Statements of Operations. We are still finalizing the allocation of the purchase price to the individual tax liabilities assumed, which may be subject to change as additional information becomes available to us.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair value	Useful Life (months)
Developed technology	$2,940	36
Customer relationships	1,460	36
Other acquired intangible assets	330	24
Total intangible assets subject to amortization	$4,730

Cloudmeter

On December 6, 2013, we acquired Cloudmeter, a privately-held Delaware corporation, which developed technology that enables users to capture machine data directly from network traffic. This acquisition has been accounted for as a business combination. The purchase price of $21.0 million paid in cash was preliminarily allocated as follows: $8.5 million to identifiable intangible assets, $0.6 million to net deferred tax liability recorded and $0.2 million to net liabilities assumed, and the excess $13.3 million of the purchase price over the fair value of net assets acquired was recorded as goodwill allocated to our one operating segment. Goodwill is primarily attributable to enhancing the ability of our customers to analyze machine data directly from their networks and correlate it with other machine-generated data to gain insights across our core use cases in application and infrastructure management, IT operations, security and business analytics. This goodwill is not deductible for U.S. income tax purposes. Pro forma results of operations of the acquired business have not been presented as we do not consider the results to have a material effect on any of the periods presented in our Consolidated Statements of Operations. We are still finalizing the allocation of the purchase price to the individual tax liabilities assumed, which may be subject to change as additional information becomes available to us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair value	Useful Life (months)
Developed technology	$7,330	48
In-process research and development	500	Indefinite
Customer relationships	160	36
Other acquired intangible assets	480	24-36
Total intangible assets subject to amortization	$8,470

Intangible Assets

Intangible assets subject to amortization realized from acquisitions as of January 31, 2014 are as follows (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (months)
Developed technology	$10,270	$(648)	$9,622	42
Customer relationships	1,620	(174)	1,446	32
Other acquired intangible assets	810	(84)	726	28
Total intangible assets subject to amortization	$12,700	$(906)	$11,794

Additionally, we realized $0.5 million of in-process research and development upon the acquisition of Cloudmeter, which has an indefinite useful life. We will assess the carrying value and useful life of the asset once the associated research and development efforts are completed.

The expected future amortization expense for acquired intangible assets as of January 31, 2014 is as follows (in thousands):

Fiscal Period:
Fiscal 2015	$3,670
Fiscal 2016	3,628
Fiscal 2017	2,969
Fiscal 2018	1,527
Total amortization expense	$11,794

(5)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable operating leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $6.4 million, $3.9 million and $2.6 million for the fiscal years ended January 31, 2014 and 2013 and 2012, respectively. Future minimum rental payments required under the operating lease agreements as of January 31, 2014 are as follows:

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Operating lease obligations	$47,936	$7,999	$16,338	$17,114	$6,485
 _________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

*We entered into a sublease agreement on November 16, 2012 for a portion of our office space in the United Kingdom, and the future sublease rental income of $1.2 million has been included as an offset to our future minimum rental payments.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at January 31, 2014.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(6)  Debt Financing Facilities

In May 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank, which expired on April 30, 2013. The agreement included a revolving line of credit facility.

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank. The agreement provides for a revolving line of credit facility, which expires May 9, 2015. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in January 2014) or the LIBOR rate plus 2.75%. As of January 31, 2014, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of January 31, 2014.

(7)  Common Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 1,000,000,000 shares of common stock, $0.001 par value per share. At January 31, 2014 and January 31, 2013, 116,099,516 shares and 100,920,350 shares of common stock were issued and outstanding, respectively.

Early Exercise of Employee Options

Stock options granted under our stock option plan provide certain employee option holders the right to exercise unvested options for shares of restricted common stock. Shares of restricted common stock, in the amounts of 56,250 and 93,750 at January 31, 2014 and January 31, 2013, respectively, were subject to a repurchase right held by us at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For early exercises of employee options, this repurchase right generally lapses as to 1/4th of the shares subject to the option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter.

These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding. However, these restricted shares

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are only deemed outstanding for basic earnings per share computation purposes upon the respective repurchase rights lapsing. We treat cash received from employees for the exercise of unvested options as a refundable deposit shown as a liability in our consolidated balance sheets.

(8)  Convertible Preferred Stock

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

(9)  Stock Compensation Plans

Equity Incentive Plans

In November 2003, our board adopted the 2003 Equity Incentive Plan (the “2003 Plan”). The 2003 Plan authorizes the granting of common stock options and restricted stock awards to employees, directors and consultants.

In January 2012, our board approved the 2012 Equity Incentive Plan (the “2012 Plan”), which became effective upon the effectiveness of our IPO registration statement on Form S-1, on April 18, 2012. The 2012 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to our employees, directors and consultants and any parent or subsidiary corporations’ employees and consultants. Upon the effectiveness of our IPO registration statement on Form S-1, all shares that were reserved but not issued under the 2003 Plan became available for issuance under the 2012 Plan and no further shares will be granted pursuant to the 2003 Plan. Canceled or forfeited equity awards under the 2003 Plan will also become available for issuance under the 2012 Plan. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes or our outstanding stock, the term must not exceed 5 years. Options and RSUs generally vest over 4 years.

The 2012 plan provides for annual automatic increases on February 1 to the shares reserved for issuance. The automatic increase of the number of shares available for issuance under the 2012 Plan is equal to the least of 10 million shares, 5% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year or such other amount as our board may determine.

The following table summarizes the stock option and RSU award activity during the fiscal year ended January 31, 2014:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Options Outstanding				RSUs Outstanding
	Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
					(in thousands)
Balances as of January 31, 2012	3,315,989	21,905,290	$1.92
Additional shares authorized	10,000,000
Options granted	(3,644,484)	3,644,484	13.69
Options exercised	—	(5,529,112)	1.25
Options forfeited and expired	1,103,115	(1,103,115)	4.02
RSUs granted	(2,957,332)					2,957,332
RSUs vested	—					(2,125)
RSUs forfeited	50,500					(50,500)
Balances as of January 31, 2013	7,867,788	18,917,547	$4.26	7.69	$544,606	2,904,707
Additional shares authorized	5,046,017
Options granted	(5,000)	5,000	70.48
Options exercised	—	(7,254,049)	3.27
Options forfeited and expired	574,060	(574,060)	6.08
RSUs granted	(8,090,820)					8,090,820
RSUs vested	—					(748,880)
Shares withheld related to net share settlement of RSUs	273,769
RSUs forfeited	252,959					(252,959)
Balances as of January 31, 2014	5,918,773	11,094,438	$4.84	6.42	$800,933	9,993,688
Vested and expected to vest		10,837,307	$4.78	6.39	$783,033	9,494,004
Exercisable as of January 31, 2014		5,895,562	$2.61	5.24	$438,764

(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of January 31, 2014.

Under net settlement procedures applicable to our outstanding RSUs for current employees during the fiscal year ended 2014, upon each settlement date, RSUs are withheld to cover the required withholding tax, which is based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares are delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees' tax obligation is reflected as a financing activity within our consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares are returned to the reserves and are available for future issuance under our 2012 Equity Incentive Plan.

During the fiscal year ended 2014, $0.4 million in tax benefits have been realized from exercised stock options. At January 31, 2014, there was a total unrecognized compensation cost of $19.0 million related to these stock options, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.71 years. At January 31, 2014, there was a total unrecognized compensation cost of $494.6 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.51 years.

The aggregate intrinsic value of options exercised during the fiscal year ended January 31, 2014 was $359.3 million. The weighted-average grant date fair value of options granted was $35.86 per share for the fiscal year ended January 31, 2014. The weighted-average grant date fair value of RSUs granted was $65.80 per share for the fiscal year ended January 31, 2014. The aggregate intrinsic value of RSUs vested during the fiscal year ended January 31, 2014 was $49.5 million.

At January 31, 2013, there was a total unrecognized compensation cost of $31.2 million related to these stock options, adjusted for estimated forfeitures, which was expected to be recognized over the next 3.0 years. The total intrinsic value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options exercised during fiscal 2013 was $134.7 million. The weighted-average grant date fair value of options granted was $7.65 per share for fiscal 2013.

Employee Stock Purchase Plan

Our 2012 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. The ESPP provides for consecutive 12-month offering periods, starting on the first trading day on or after June 15 and December 15 of each year. The ESPP provides for an automatic increase of the number of shares available for issuance under the ESPP equal to the least of 4 million shares, 2% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or such other amount as may be determined by our board of directors.

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock-based awards, employee stock purchases and restricted stock units was allocated as follows:

	Fiscal Year Ended January 31,
(in thousands)	2014	2013	2012
Cost of revenues	$5,283	$1,217	$134
Research and development	20,829	6,170	841
Sales and marketing	30,012	8,093	1,488
General and administrative	13,244	4,000	1,297
Total stock-based compensation expense	$69,368	$19,480	$3,760

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

The following assumptions were used to estimate the fair value of options granted to employees:

	Fiscal Year Ended January 31,
	2014	2013	2012
Expected volatility	53.3%	50.0 - 53.2%	48.4 - 56.5%
Risk-free rate	1.75%	0.82 - 1.41%	0.92 - 2.47%
Dividend yield	—	—	—
Expected term (in years)	5.97	5.90 - 6.13	5.25 - 6.08

Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Forfeitures were estimated based on historical experience.

The following assumptions were used to estimate the fair value of nonemployee options:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year Ended January 31,
	2014	2013	2012
Expected volatility	49.8 - 58.0%	49.7 - 51.7%	52.6 - 58.0%
Risk-free rate	1.37 - 2.52%	1.38 - 1.87%	1.70 - 1.80%
Dividend yield	—	—	—
Expected term (in years)	7.45 - 9.12	8.05 - 9.35	9.06 - 9.88

The following assumptions were used to estimate the fair value of the ESPP:

Fiscal Year Ended January 31,
	2014	2013	2012
Expected volatility	33.9 - 44.4%	42.0 - 49.1%	—
Risk-free rate	0.08 - 0.13%	0.10 - 0.19%	—
Dividend yield	—	—	—
Expected term (in years)	0.05 - 1.00	0.50 - 1.16	—

(10)  Geographic Information

Revenue

Revenues by geography are based on the shipping address of the customer. The following tables present our revenues by geographic region for the periods presented (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
United States	$234,458	$155,926	$91,935
International	68,165	43,018	29,025
Total revenues	$302,623	$198,944	$120,960

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. No individual customer represented greater than 10% of total revenues during any of the periods presented. At January 31, 2014, no customer represented 10% of total accounts receivable. At January 31, 2013, there was one customer that represented approximately 31% of total accounts receivable.

Property and Equipment

The following tables present our property and equipment by geographic region for the periods presented (in thousands):

	As of January 31,
	2014	2013
United States	$14,005	$11,471
International	1,500	1,734
Total property and equipment, net	$15,505	$13,205

Other than the United States, no other individual country exceeded 10% of total property and equipment as of January 31, 2014. As of January 31, 2013, one country, the United Kingdom, represented approximately 13% of total property and equipment.

(11)  Income Taxes

     Loss before income tax expense consists of the following for the periods shown below (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 31,
	2014	2013	2012
United States	$(80,900)	$(37,613)	$(11,318)
International	1,898	1,645	504
Total	$(79,002)	$(35,968)	$(10,814)

Income tax expense consists of the following for the periods shown below (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Current tax provision:
Federal	$—	$—	$—
State	178	50	5
Foreign	1,202	944	173
Total current tax provision	1,380	994	178
Deferred tax provision:
Federal	(1,043)	—	—
State	(131)	—	—
Foreign	(200)	(281)	—
Total deferred tax provision	(1,374)	(281)	—
Total tax provision	$6	$713	$178

For the fiscal years ended January 31, 2014, our tax provision consisted principally of state taxes in the United States and foreign taxes from legal entities established in foreign jurisdictions and software withholding taxes paid, offset by a partial release of valuation allowance on our United States deferred tax assets, as a result of the acquisitions made in the current fiscal year. For the fiscal years ended January 2013 and 2012, our tax provision consisted principally of state and foreign income tax expense.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Expected provision at United States federal statutory rate	$(26,861)	$(12,229)	$(3,677)
State income taxes - net of federal benefit	(2,124)	(375)	(631)
Stock options	3,300	4,452	1,064
Preferred stock warrant	—	—	810
Research and development tax credits	(6,309)	(2,725)	(440)
Tax reserve for uncertain tax positions	8	25	99
Change in valuation allowance	32,069	11,205	2,707
Non-deductible expenses	866	333	246
Release of valuation allowance due to acquisitions	(1,173)	—	—
Other	230	27	—
Total tax provision	$6	$713	$178

Deferred tax assets and liabilities consist of the following (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$18,979	$9,544
Accrued liabilities	4,326	3,013
Tax credit carryforwards	13,314	5,695
Stock-based compensation	12,667	2,669
Deferred revenue	13,003	5,270
Valuation allowance	(57,464)	(24,460)
Total deferred tax assets	4,825	1,731
Deferred tax liabilities:
Depreciation and amortization	(4,529)	(1,450)
Total deferred tax liabilities	(4,529)	(1,450)
Net deferred taxes	296	281
Recorded as:
Current deferred tax assets	8,614	2,886
Current valuation allowance	(7,920)	(2,572)
Non-current deferred tax assets	49,147	21,854
Non-current valuation allowance	(49,545)	(21,887)
Net deferred tax assets	$296	$281

On the consolidated balance sheets, these deferred tax assets are included in Prepaid expenses and other current assets and Other assets.

Net operating loss and tax credit carry forwards as of January 31, 2014 are as follows (in thousands):

	Amount	Expiration years
Net operating loss, federal	$471,420	2025-2034
Net operating loss, state	107,276	2016-2034
Tax credit, federal	11,207	2026-2034
Tax credit, state	10,220	N/A

ASC Topic 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that we assess that realization is more likely than not. Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Due to our history of U.S. operating losses, we believe the recognition of the deferred tax assets arising from the above mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net U.S. deferred tax assets. The valuation allowance totaled $57.5 million, $24.5 million and $19.4 million for fiscal 2014, 2013, and 2012, respectively.

The gross increase in the valuation allowance was $34.2 million between fiscal 2014 and 2013 with an offsetting decrease of $1.2 million from the release of the valuation allowance due to acquisitions. At January 31, 2014, we had federal and state net operating loss carryforwards of $471.4 million and $107.3 million, respectively. The net operating losses for federal and state purposes begin to expire starting in 2025 and 2016, respectively. Additionally, we had federal and state research and development tax credit carryforwards of $20.0 million and $4.9 million as of January 31, 2014 and 2013, respectively. Our federal tax credits will start to expire in 2026 if not utilized. At January 31, 2014, we also had $1.4 million of California Enterprise Zone credits. The California Enterprise Zone credits will expire in 2023 if not utilized.

If certain factors change, we may determine that there is sufficient positive evidence to support a reversal of, or decrease in, the valuation allowance. If we were to reverse all or some part of our valuation allowance, our consolidated financial statements in the period of reversal would likely reflect an increase in assets on our balance sheet and a corresponding tax benefit to our consolidated statements of operations in the amount of the reversal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because of certain prior period ownership changes, the utilization of a portion of our United States federal and state NOL and tax credit carryforwards may be limited. At January 31, 2014, we determined that a portion of the NOL will expire unused. Accordingly, a portion of our deferred tax asset and valuation allowance have been adjusted.

The excess tax benefits associated with stock option exercises are recorded to stockholders’ equity only when they reduce income taxes payable.  As a result, the excess tax benefits are included in the net operating carryforwards, however, are not reflected in deferred tax assets for fiscal 2014 and 2013. The excess tax benefits for fiscal year 2014 and 2013 are $144.3 million and $37.6 million, respectively.

As of January 31, 2014, our liability for uncertain tax positions was $4.9 million, of which $0.2 million would, if recognized, impact our effective tax rate. The remainder will not, if recognized, affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets.

	Fiscal Year Ended January 31,
(in thousands)	2014	2013	2012
Balance at beginning of year	$2,105	$1,056	$817
Increase related to prior year tax positions	—	—	—
Decrease related to prior year tax positions	—	(13)	—
Increase related to current year tax positions	2,757	1,062	239
Settlements with tax authorities	—	—	—
Decrease related to lapse of statue of limitations	—	—	—
Balance at end of year	$4,862	$2,105	$1,056

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

We are subject to income taxes in United States federal and various state and local jurisdictions. Generally, we are no longer subject to United States federal, state and local tax examinations for tax years ended before December 31, 2009. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 31, 2014 and 2013, there was accrued interest and penalties of $99,000 and $90,000, respectively.

We intend either to invest our non-U.S. earnings permanently in foreign operations or to remit these earnings to our United States entities in a tax-free manner. For this reason, we do not record federal income taxes on the undistributed earnings of $5.0 million of our foreign subsidiaries. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known unless a decision is made to repatriate the earnings.

(12)  Net Loss Per Share

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 31,
	2014	2013	2012
Numerator:
Net loss	$(79,008)	$(36,681)	$(10,992)
Denominator:
Weighted-average common shares outstanding	105,143	80,465	20,921
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(76)	(219)	(275)
Weighted-average shares used to compute net loss per share, basic and diluted	105,067	80,246	20,646
Net loss per share, basic and diluted	$(0.75)	$(0.46)	$(0.53)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of January 31,
	2014	2013	2012
Shares subject to outstanding common stock options	11,094,438	18,917,547	21,905,290
Shares subject to outstanding RSUs	9,993,688	2,904,707	—
Series A convertible preferred stock	—	—	20,600,000
Series B convertible preferred stock	—	—	20,304,560
Series C convertible preferred stock	—	—	16,025,634
Employee stock purchase plan	56,369	368,848	—
Shares subject to preferred stock warrants	—	—	469,557
Total	21,144,495	22,191,102	79,305,041

(13)  Related Party Transactions

Certain members of our board of directors ("Board") serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours.  We believe the transactions between these companies and us were carried out on terms that are consistent with similar transactions with our other similarly situated customers or vendors. We recognized revenue from sales to these companies of $3.1 million, $2.0 million, and $1.6 million for the fiscal years ended January 31, 2014, 2013 and 2012, respectively. There were no accounts receivable due from these companies as of January 31, 2014 and January 31, 2013, respectively. We also recorded $1.4 million, $0.9 million, and $0.3 million in expenses related to purchases from these companies during the fiscal years ended January 31, 2014, 2013 and 2012, respectively. There were no accounts payable to these companies as of January 31, 2014 or January 31, 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2014.

The effectiveness of our internal control over financial reporting as of January 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K (the "Proxy Statement").

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and "Board of Directors and Corporate Governance - Non-Employee Director Compensation" in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation -Equity Compensation Plan Information” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the section entitled “Related Party Transactions” and “Board of Directors and Corporate Governance - Director Independence” in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements: Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” Under Part II, Item 8 of this report.

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

10.1#
Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-1 filed on January 12, 2012).

10.2#
2003 Equity Incentive Plan, as amended, and Forms of Stock Option Agreement under 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant's Registration Statement on Form S-1 filed on January 12, 2012).

10.3#	2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with the Registrant's Registration Statement on Form S-1 filed on April 6, 2012).

10.4#	2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 filed with the Registrant's Registration Statement on Form S-1 filed on April 6, 2012).

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

10.8#
Employment Offer Letter between the Registrant and Godfrey R. Sullivan, dated as of January 11, 2012 (incorporated by reference to Exhibit 10.9 filed with the Registrant's Registration Statement on Form S-1 filed on January 12, 2012).

10.9#
Employment Offer Letter between the Registrant and David F. Conte, dated as of January 11, 2012 (incorporated by reference to Exhibit 10.10 filed with the Registrant's Registration Statement on Form S-1 filed on February 17, 2012).

10.10#	Employment Offer Letter between the Registrant and Steven R. Sommer, dated as of January 19, 2012.

10.11#
Employment Offer Letter between the Registrant and Leonard R. Stein, dated as of January 11, 2012 (incorporated by reference to Exhibit 10.12 filed with the Registrant's Registration Statement on Form S-1 filed on February 17, 2012).

10.12#
Employment Offer Letter between the Registrant and Thomas E. Schodorf, dated as of January 9, 2012 (incorporated by reference to Exhibit 10.13 filed with the Registrant's Registration Statement on Form S-1 filed on January 12, 2012).

10.13#
Employment Offer Letter between the Registrant and Guido Schroeder, dated as of March 23, 2012 (incorporated by reference to Exhibit 10.4 filed with the Registrant's Quarterly Report on Form 10-Q filed on June 13, 2012).

10.14#		Executive Bonus Plan (incorporated by reference to Exhibit 10.15 filed with the Registrant's Registration Statement on Form S-1 filed on April 6, 2012).

10.15#		Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on April 24, 2012).

10.16#		Form of Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed on April 24, 2012).

10.17#		Form of Subscription Agreement under the 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K filed on April 24, 2012).

21.1		List of subsidiaries of the Registrant

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	††	XBRL Instance Document

101.SCH	††	XBRL Taxonomy Schema Linkbase Document

101.CAL	††	XBRL Taxonomy Calculation Linkbase Document

101.DEF	††	XBRL Taxonomy Definition Linkbase Document

101.LAB	††	XBRL Taxonomy Labels Linkbase Document

101.RE	††	XBRL Taxonomy Presentation Linkbase Document

#	Indicates management contract or compensatory plan.
††
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2014.

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

Signature	Title	Date

/s/ Godfrey R. Sullivan	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2014
Godfrey R. Sullivan

/s/ David F. Conte	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014
David F. Conte

/s/ John G. Connors	Director	March 31, 2014
John G. Connors

/s/ David M. Hornik	Director	March 31, 2014
David M. Hornik

/s/ Patricia B. Morrison	Director	March 31, 2014
Patricia B. Morrison

/s/ Thomas M. Neustaetter	Director	March 31, 2014
Thomas M. Neustaetter

/s/ Graham V. Smith	Director	March 31, 2014
Graham V. Smith

/s/ Nicholas G. Sturiale	Director	March 31, 2014
Nicholas G. Sturiale

/s/ Stephen G. Newberry	Director	March 31, 2014
Stephen G. Newberry