Form 10-Q
period 2014-04-30
SPLUNK INC
filed 2014-06-09
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

There were 118,569,400 shares of the registrant’s Common Stock issued and outstanding as of June 3, 2014.

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	April 30, 2014	January 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$667,747	$897,453
Investments, current portion	159,245	—
Accounts receivable, net	52,113	83,348
Prepaid expenses and other current assets	11,297	12,019
Total current assets	890,402	992,820
Investments, non-current	91,638	—
Property and equipment, net	18,003	15,505
Intangible assets, net	11,391	12,294
Goodwill	19,070	19,070
Other assets	1,125	642
Total assets	$1,031,629	$1,040,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,234	$2,079
Accrued payroll and compensation	30,119	43,876
Accrued expenses and other liabilities	17,031	12,743
Deferred revenue, current portion	153,538	149,156
Total current liabilities	202,922	207,854
Deferred revenue, non-current	40,474	43,165
Other liabilities, non-current	4,463	4,404
Total non-current liabilities	44,937	47,569
Total liabilities	247,859	255,423
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 118,277,178 shares issued and outstanding at April 30, 2014, and 116,099,516 shares issued and outstanding at January 31, 2014	118	116
Accumulated other comprehensive income	93	58
Additional paid-in capital	1,004,021	954,441
Accumulated deficit	(220,462)	(169,707)
Total stockholders’ equity	783,770	784,908
Total liabilities and stockholders’ equity	$1,031,629	$1,040,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,
	2014	2013
Revenues
License	$51,274	$36,172
Maintenance and services	34,633	21,035
Total revenues	85,907	57,207
Cost of revenues (1)
License	78	69
Maintenance and services	14,109	6,612
Total cost of revenues	14,187	6,681
Gross profit	71,720	50,526
Operating expenses (1)
Research and development	29,742	14,464
Sales and marketing	71,078	41,313
General and administrative	21,003	10,446
Total operating expenses	121,823	66,223
Operating loss	(50,103)	(15,697)
Interest and other income (expense), net
Interest income	130	61
Other income (expense), net	(220)	(94)
Total interest and other income (expense), net	(90)	(33)
Loss before income taxes	(50,193)	(15,730)
Income tax provision	562	404
Net loss	$(50,755)	$(16,134)

Basic and diluted net loss per share	$(0.43)	$(0.16)

Weighted-average shares used in computing basic and diluted net loss per share	117,290	102,015

(1)      Amounts include stock-based compensation expense, as follows:

Cost of revenues	$3,806	$705
Research and development	12,587	3,043
Sales and marketing	19,120	4,322
General and administrative	7,726	1,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2014	2013
Net loss	$(50,755)	$(16,134)
Other comprehensive income (loss):
Net unrealized gain on investments	6	—
Foreign currency translation adjustments	29	(14)
Comprehensive loss	$(50,720)	$(16,148)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2014	2013
Cash flows from operating activities
Net loss	$(50,755)	$(16,134)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,651	1,425
Stock-based compensation	43,239	9,835
Deferred income taxes	(285)	(88)
Excess tax benefits from employee stock plans	(479)	(111)
Changes in operating assets and liabilities
Accounts receivable, net	31,235	26,032
Prepaid expenses, other current and non-current assets	524	(210)
Accounts payable	386	918
Accrued payroll and compensation	(13,757)	(6,932)
Accrued expenses and other liabilities	4,461	2,491
Deferred revenue	1,691	2,625
Net cash provided by operating activities	18,911	19,851
Cash flows from investing activities
Purchases of investments	(250,883)	—
Purchases of property and equipment	(4,238)	(1,263)
Net cash used in investing activities	(255,121)	(1,263)
Cash flows from financing activities
Issuance of common stock from exercise of stock options	5,836	6,607
Excess tax benefits from employee stock plans	479	111
Net cash provided by financing activities	6,315	6,718
Effect of exchange rate changes on cash and cash equivalents	189	7
Net increase (decrease) in cash and cash equivalents	(229,706)	25,313
Cash and cash equivalents
Beginning of period	897,453	305,939
End of period	$667,747	$331,252
Supplemental disclosures
Cash paid for income taxes	482	181
Non-cash investing and financing activities
Accrued purchases of property and equipment	1,239	119
Vesting of early exercised options	28	28

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  Description of the Business and Significant Accounting Policies

Business

Splunk Inc. (“we,” "us," "our") provides innovative software products that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our products enable users to collect, index, search, explore, monitor and analyze data regardless of format or source. Our products address large and diverse data sets, commonly referred to as big data, and are specifically tailored for machine-generated data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities and security threats. Our products help users derive new insights from machine data that can be used to, among other things, improve service levels, reduce operational costs, mitigate security risks, demonstrate and maintain compliance, and drive better business decisions. Splunk was incorporated in California in October 2003 and was reincorporated in Delaware in May 2006.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2015 or fiscal year 2015, for example, refer to the fiscal year ending January 31, 2015.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of January 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed on March 31, 2014. There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended January 31, 2014 included in the Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2015.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. We have not determined the potential effects on our condensed consolidated financial statements.

In July 2013, the FASB determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for our interim and annual periods beginning February 1, 2014. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

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

Foreign Currency

The functional currency of our foreign subsidiaries is the respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated Other Comprehensive Loss within Stockholders' Equity. Foreign currency transaction gains and losses are included in Other Income (Expense), Net and were not material for the three months ended April 30, 2014. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Investments

We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. Securities are classified as available-for-sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive loss. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included as a component of interest income.

(2)  Investments and Fair Value Measurements

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of April 30, 2014 and January 31, 2014 (in thousands):

	April 30, 2014				January 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$595,120	$—	$—	$595,120	$864,012	$—	$—	$864,012
U.S. treasury securities	$—	$268,883	$—	$268,883	$—	$—	$—	$—
Reported as:
Assets:
Cash and cash equivalents				$613,120				$864,012
Investments, current portion				159,245				—
Investments, non-current				91,638				—
Total				$864,003				$864,012

We invested in U.S. treasury securities during the three months ended April 30, 2014, which we have classified as available-for-sale securities. The following table presents our available-for-sale investments as of April 30, 2014 (in thousands):

	April 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$18,000	$—	$—	$18,000
Investments, current portion:
U.S. treasury securities	159,234	31	(20)	159,245
Investments, non-current:
U.S. treasury securities	91,643	11	(16)	91,638
Total available-for-sale investments	$268,877	$42	$(36)	$268,883

As of April 30, 2014, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments are as follows (in thousands):

April 30, 2014
Due within one year	$177,245
Due within one to two years	91,638
Total	$268,883

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

(3)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable operating leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $2.2 million and $1.2 million for the three months ended April 30, 2014 and 2013, respectively.

On April 29, 2014, we entered into an office lease for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California. The lease premises of approximately 182,000 square feet will be allocated to approximately 95,000 square feet of rentable space which we expect to occupy on January 1, 2016 and approximately 87,000 square feet of rentable space which we expect to occupy one year thereafter, for a term of 84 months, subject to the completion of certain pre-occupancy improvements by our landlord. Our total obligation for the base rent is approximately $92.0 million.

The following summarizes our contractual commitments and obligations as of April 30, 2014:

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Operating lease obligations	$140,593	$9,088	$28,030	$41,195	$62,280
 _________________________
*We entered into a sublease agreement on November 16, 2012 for a portion of our office space in the United Kingdom, and the future sublease rental income of $1.1 million has been included as an offset to our future minimum rental payments.

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

As permitted under Delaware law, we have entered into indemnification agreements with our officers, directors and certain employees, indemnifying them for certain events or occurrences while they serve as our officers or directors or those of our direct and indirect subsidiaries.

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at April 30, 2014.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of
	April 30, 2014	January 31, 2014
Computer equipment and software	$22,910	$20,451
Furniture and fixtures	6,329	5,364
Leasehold improvements	7,954	7,128
	37,193	32,943
Less: accumulated depreciation and amortization	(19,190)	(17,438)
Property and equipment, net	$18,003	$15,505

Depreciation and amortization expense was $1.7 million and $1.4 million for the three months ended April 30, 2014 and 2013, respectively.

(5)  Acquisitions, Goodwill and Intangible Assets

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except Useful Life):

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except Useful Life):

	Fair value	Useful Life (months)
Developed technology	$7,330	48
In-process research and development	500	Indefinite
Customer relationships	160	36
Other acquired intangible assets	480	24-36
Total intangible assets subject to amortization	$8,470

Intangible Assets

Intangible assets subject to amortization obtained from acquisitions as of April 30, 2014 are as follows (in thousands, except Useful Life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (months)
Developed technology	$10,270	$(1,335)	$8,935	39
Customer relationships	1,620	(306)	1,314	29
Other acquired intangible assets	810	(168)	642	25
Total intangible assets subject to amortization	$12,700	$(1,809)	$10,891

Additionally, we obtained $0.5 million of in-process research and development upon the acquisition of Cloudmeter, which has an indefinite useful life. We will assess the carrying value and useful life of the asset once the associated research and development efforts are completed.

The expected future amortization expense for acquired intangible assets as of April 30, 2014 is as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal 2015	$2,767
Fiscal 2016	3,628
Fiscal 2017	2,969
Fiscal 2018	1,527
Total amortization expense	$10,891

(6)  Debt Financing Facilities

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank. The agreement provides for a revolving line of credit facility, which expires May 9, 2015. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in April 2014) or the LIBOR rate plus 2.75%. As of April 30, 2014, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of April 30, 2014.

(7)  Stock Compensation Plans

The following table summarizes the stock option and restricted stock unit ("RSU") award activity during the three months ended April 30, 2014:

		Options Outstanding				RSUs Outstanding
	Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
					(in thousands)
Balances as of January 31, 2014	5,918,773	11,094,438	$4.84	6.42	$800,933	9,993,688
Additional Shares Authorized	5,804,975
Options granted	(40,000)	40,000	88.64
Options exercised	—	(1,823,540)	3.20
Options forfeited and expired	82,344	(82,344)	8.79
RSUs granted	(612,000)					612,000
RSUs vested	—					(354,122)
RSUs forfeited	115,875					(115,875)
Balances as of April 30, 2014	11,269,967	9,228,554	$5.49	6.56	$454,507	10,135,691
Vested and expected to vest		9,016,444	$5.42	6.54	$444,548	9,625,581
Exercisable as of April 30, 2014		4,895,932	$2.92	5.64	$252,897

(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of April 30, 2014.

During the three months ended April 30, 2014, we began requiring that employees sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes, rather than our previous approach of net share settlement.

During the three months ended April 30, 2014, $0.5 million of tax benefits have been realized from exercised stock options. At April 30, 2014, there was a total unrecognized compensation cost of $16.8 million related to these stock options, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.52 years. At April 30, 2014, total unrecognized compensation cost was $499.4 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.32 years.

The total intrinsic value of options exercised during the three months ended April 30, 2014 was $148.1 million. The weighted-average grant date fair value of RSUs granted was $88.46 per share for the three months ended April 30, 2014.

(8)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended April 30,
	2014	2013
United States	$64,679	$45,003
International	21,228	12,204
Total Revenues	$85,907	$57,207

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. At April 30, 2014, there was one channel partner that represented approximately 12% of total accounts receivable and approximately 10% of total revenues during the three months ended April 30, 2014. The accounts receivable and revenues from this channel partner is comprised of a number of customer transactions, none of which were individually greater than 10% of total accounts receivable at April 30, 2014 or total revenues for the three months ended April 30, 2014. At January 31, 2014, no customer or channel partner represented greater than 10% of total accounts receivable.

Property and Equipment

The following table presents our property and equipment by geographic region for the periods presented (in thousands):

	As of
	April 30, 2014	January 31, 2014
United States	$16,454	$14,005
International	1,549	1,500
Total property and equipment, net	$18,003	$15,505

Other than the United States, no other country represented 10% or more of our total property and equipment as of April 30, 2014 and January 31, 2014, respectively.

(9)  Income Taxes

For the three months ended April 30, 2014 and 2013, we recorded $0.6 million and $0.4 million in income tax expense, respectively. The increase in income tax expense was primarily due to an increase in taxable income in our international jurisdictions and state franchise tax.

There were no material changes to our unrecognized tax benefits in the three months ended April 30, 2014, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

(10)  Net Loss Per Share

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2014	2013
Numerator:
Net loss	$(50,755)	$(16,134)
Denominator:
Weighted-average common shares outstanding	117,343	102,105
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(53)	(90)
Weighted-average shares used to compute net loss per share, basic and diluted	117,290	102,015
Net loss per share, basic and diluted	$(0.43)	$(0.16)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of April 30,
	2014	2013
Shares subject to outstanding common stock options	9,229	16,669
Shares subject to outstanding RSUs	10,136	3,227
Employee stock purchase plan	250	410
Total	19,615	20,306

(11)  Related Party Transactions

Certain members of our board of directors ("Board") serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours.  We believe the transactions between these companies and us were carried out on terms that are consistent with similar transactions with our other similarly situated customers or vendors. We recognized revenues from sales to these companies of $0.7 million and $0.6 million for the three months ended April 30, 2014 and 2013, respectively. We also recorded $0.5 million and $0.3 million in expenses related to purchases from these companies during the three months ended April 30, 2014 and 2013, respectively. We had $0.5 million and $0 of accounts receivable from these companies as of April 30, 2014 and January 31, 2014, respectively. There were no accounts payable to these companies as of April 30, 2014 or January 31, 2014.

(12)  Subsequent Event

On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $5.97 million to serve as a security deposit for our office lease with 270 Brannan Street, LLC, San Francisco, California.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our market opportunity, our future financial and operating results; our planned investments, particularly in our product development efforts; our planned expansion of our sales and marketing organization; our growth strategies; our continued efforts to market and sell both domestically and internationally; our expectations about seasonal trends; our expectations regarding our revenues mix; use of non-GAAP financial measures; our expectations regarding our operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses; sufficiency of cash to meet cash needs for at least the next 12 months; exposure to interest rate changes; inflation; anticipated income tax rates; and our expected capital expenditures, cash flows and liquidity.

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

Overview

Splunk provides innovative software products that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our products enable users to collect, index, search, explore, monitor and analyze data regardless of format or source. Our products address large and diverse data sets, commonly referred to as big data, and are specifically tailored for machine-generated data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities and security threats. Outside of an organization's traditional IT and security infrastructure, every processor-based system, including HVAC controllers, smart electrical meters, GPS devices and radio-frequency identification tags, and many consumer-oriented systems, such as mobile devices, automobiles and medical devices that contain embedded electronic devices, are also continuously generating machine data.

We believe the market for software that provides operational intelligence presents a substantial opportunity as data grows in volume and diversity, creating new risks, opportunities and challenges for organizations. Since our inception, we have invested a substantial amount of resources developing our products and technology to address this market, specifically with respect to machine data.

Our products are designed to accelerate return-on-investment for our customers. They generally do not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Users can simply download and install the software, typically in a matter of hours, to connect to their relevant machine data sources. Alternatively, they can sign up for our Splunk Cloud service and avoid the need to provision, deploy and manage internal infrastructure. They can also provision a computing instance on Amazon Web Services and use Splunk Enterprise as an Amazon Machine Image. We also offer support, training and professional services to our customers to assist in the deployment of our software.

For Splunk Enterprise, we base our license fees on the estimated daily data indexing capacity our customers require. Prospective customers can download a trial version of our software that provides a full set of features but limited data indexing capacity. Following the 60-day trial period, prospective customers can purchase a license for our product or continue using our product with reduced features and limited data indexing capacity. We primarily license our software under perpetual licenses whereby we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large perpetual licenses may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term. Additionally, we license our software under term licenses which are generally recognized ratably over the contract term. From time to time, we enter into transactions that are designed to enable broad adoption of our software within an enterprise, referred to as enterprise adoption agreements. These agreements typically include provisions that require revenue deferral and recognition over time.

Our products include Splunk Cloud, which delivers the core functionalities of Splunk Enterprise as a scalable, reliable cloud service. We also introduced Hunk: Splunk Analytics for Hadoop during fiscal 2014, which is a new software product that enables exploration, analysis and visualization of data in Hadoop. We intend to continue investing for long-term growth. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling features, address customer needs and enable solutions that can address new end markets. In addition, we expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally.

Our goal is to make our software the platform for delivering operational intelligence and real-time business insights from machine data. The key elements of our growth strategy are to:

•	Extend our technological capabilities.

•	Continue to expand our direct and indirect sales organization, including our channel relationships, to acquire new customers.

•	Further penetrate our existing customer base and drive enterprise-wide adoption.

•	Build premium apps on our core platforms that enable organizations to realize additional value from our software and to use our products in different ways.

•	Grow our user communities and partner ecosystem to increase awareness of our brand, target new use cases, drive operational leverage and deliver more targeted, higher value solutions.

•	Continue to deliver a rich developer environment to enable rapid development of enterprise applications that leverage machine data and the Splunk platform.

We believe the factors that will influence our ability to achieve our goals include, among other things, our ability to deliver additional functionality; acquire new customers across geographies and industries; cultivate incremental sales from our existing customers by driving increased use of our software within organizations; provide additional solutions that leverage our core machine data engine to help organizations understand and realize the value of their machine data in specific end markets and use cases; add additional OEM and strategic relationships to enable new sales channels for our software as well as extend our integration with third party products; and help software developers leverage the functionality of our machine data engine through SDKs and APIs.

For the three months ended April 30, 2014 and 2013, our total revenues were $85.9 million and $57.2 million, respectively, representing year-over-year growth of approximately 50%. For the three months ended April 30, 2014 and 2013, approximately 25% and 21% of our total revenues were derived from customers located outside the United States, respectively. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of April 30, 2014, we had over 7,400 customers.

For the three months ended April 30, 2014 and 2013, our GAAP operating loss was $50.1 million and $15.7 million, respectively, and our non-GAAP operating loss was $3.6 million and $5.3 million, respectively.

For the three months ended April 30, 2014 and 2013, our GAAP net loss was $50.8 million and $16.1 million, respectively, and our non-GAAP net loss was $4.2 million and $5.7 million, respectively.

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

Non-GAAP Financial Results

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross margin, non-GAAP operating income (loss), non-GAAP net income (loss), non-GAAP operating margin and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude stock-based compensation expense, employer payroll tax expense related to employee stock plans and amortization of acquired intangible assets. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by our management in its financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance. In particular, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe that providing non-GAAP financial measures that exclude this expense allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We exclude amortization of acquired intangible assets from our non-GAAP financial measures because they are considered by management to be outside of our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet.

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

The following table reconciles cash provided by operating activities to free cash flow for the three months ended April 30, 2014 and 2013 (in thousands):

	Three Months Ended April 30,
	2014	2013
Net cash provided by operating activities	$18,911	$19,851
Less purchases of property and equipment	(4,238)	(1,263)
Free cash flow (Non-GAAP)	$14,673	$18,588
Net cash used in investing activities	$(255,121)	$(1,263)
Net cash provided by financing activities	$6,315	$6,718

The following table reconciles GAAP gross margin to non-GAAP gross margin for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
	2014	2013
GAAP gross margin	83.5%	88.3%
Stock-based compensation expense	4.4	1.2
Employer payroll tax on employee stock plans	0.2	—
Amortization of acquired intangible assets	0.8	—
Non-GAAP gross margin	88.9%	89.5%

The following table reconciles GAAP operating loss to non-GAAP operating loss for the three months ended April 30, 2014 and 2013 (in thousands):

	Three Months Ended April 30,
	2014	2013
GAAP operating loss	$(50,103)	$(15,697)
Stock-based compensation expense	43,239	9,835
Employer payroll tax on employee stock plans	2,388	580
Amortization of acquired intangible assets	903	—
Non-GAAP operating loss	$(3,573)	$(5,282)

The following table reconciles GAAP operating margin to non-GAAP operating margin for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
	2014	2013
GAAP operating margin	(58.3)%	(27.4)%
Stock-based compensation expense	50.3	17.2
Employer payroll tax on employee stock plans	2.7	1.0
Amortization of acquired intangible assets	1.1	—
Non-GAAP operating margin	(4.2)%	(9.2)%

The following table reconciles GAAP net loss to non-GAAP net loss for the three months ended April 30, 2014 and 2013 (in thousands):

	Three Months Ended April 30,
	2014	2013
GAAP net loss	$(50,755)	$(16,134)
Stock-based compensation expense	43,239	9,835
Employer payroll tax on employee stock plans	2,388	580
Amortization of acquired intangible assets	903	—
Non-GAAP net loss	$(4,225)	$(5,719)

The following table reconciles the GAAP basic and diluted net loss per share to the non-GAAP basic and diluted net loss per share for the three months ended April 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2014	2013
GAAP basic and diluted net loss per share	$(0.43)	$(0.16)
Stock-based compensation expense	0.36	0.09
Employer payroll tax on employee stock plans	0.02	0.01
Amortization of acquired intangible assets	0.01	—
Non-GAAP basic and diluted net loss per share	$(0.04)	$(0.06)

Weighted-average shares used in computing Non-GAAP basic and diluted net loss per share	117,290	102,015

Components of Operating Results

Revenues

License revenues.  License revenues reflect the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. We are focused on acquiring new customers and increasing revenues from our existing customers as they realize the value of our software by indexing higher volumes of machine data and expanding the use of our software through additional use cases and broader deployment within their organizations. A majority of our license revenues consists of revenues from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Customers can also purchase term license agreements, under which we recognize the license fee ratably, on a straight-line basis, over the term of the license. Due to the differing revenue recognition policies applicable to perpetual and term licenses, shifts in the mix between perpetual and term licenses from quarter to quarter could produce substantial variation in revenues recognized even if our sales remain consistent. In addition, seasonal trends that contribute to increased sales activity in the fourth fiscal quarter often result in lower sequential revenues in the first fiscal quarter, and we expect this trend to continue. Comparing our revenues on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

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

Professional services and training revenues as a percentage of total revenues were 8% and 6% for the three months ended April 30, 2014 and 2013, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

Cost of Revenues

Cost of license revenues.  Cost of license revenues includes all direct costs to deliver our product, including salaries, benefits, stock-based compensation and related expenses such as employer taxes, allocated overhead for facilities and IT and amortization of acquired intangible assets. We recognize these expenses as they are incurred.

Cost of maintenance and services revenues.  Cost of maintenance and services revenues includes salaries, benefits, stock-based compensation and related expenses such as employer taxes for our maintenance and services organization, allocated overhead for depreciation of equipment, facilities and IT, and amortization. We recognize expenses related to our maintenance and services organization as they are incurred.

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

General and administrative.  General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel; our legal, accounting and other professional services fees; and other corporate expenses. We anticipate continuing to incur additional expenses due to growing our operations and being a publicly traded company, including higher legal, corporate insurance and accounting expenses and costs related to maintaining compliance with Section 404 of the Sarbanes-Oxley Act and related regulations.

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of foreign exchange gains and losses, interest income on our investments and cash and cash equivalents balances, and interest expense on outstanding debt.

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

	Three Months Ended April 30, 2014		Three Months Ended April 30, 2013
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in thousands)
Condensed Consolidated Statement of Operations Data:
Revenues
License	$51,274	59.7%	$36,172	63.2%
Maintenance and services	34,633	40.3	21,035	36.8
Total revenues	85,907	100.0	57,207	100.0
Cost of revenues
License (1)	78	0.2	69	0.2
Maintenance and services (1)	14,109	40.7	6,612	31.4
Total cost of revenues	14,187	16.5	6,681	11.7
Gross profit	71,720	83.5	50,526	88.3
Operating expenses
Research and development	29,742	34.6	14,464	25.3
Sales and marketing	71,078	82.7	41,313	72.1
General and administrative	21,003	24.4	10,446	18.3
Total operating expenses	121,823	141.8	66,223	115.7
Operating loss	(50,103)	(58.3)	(15,697)	(27.4)
Interest and other income (expense), net
Interest income	130	0.2	61	0.1
Other income (expense), net	(220)	(0.3)	(94)	(0.2)
Total interest and other income (expense), net	(90)	(0.1)	(33)	(0.1)
Loss before income taxes	(50,193)	(58.4)	(15,730)	(27.5)
Income tax provision	562	0.7	404	0.7
Net loss	$(50,755)	(59.1)%	$(16,134)	(28.2)%

(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended April 30, 2014 and 2013

Revenues

	Three Months Ended April 30,
	2014	2013	% Change
	($ amounts in thousands)
Revenues
License	$51,274	$36,172	41.8%
Maintenance and services	34,633	21,035	64.6%
Total revenues	$85,907	$57,207	50.2%
Percentage of revenues
License	59.7%	63.2%
Maintenance and services	40.3	36.8
Total	100.0%	100.0%

Total revenues increased $28.7 million due to growth in license revenues, as well as maintenance and services revenues. The increase in license revenues was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 167 and 132 orders greater than $100,000 for the three months ended April 30, 2014 and 2013, respectively. Our total number of customers increased from approximately 5,600 at April 30, 2013 to more than 7,400 at April 30, 2014. The increase in maintenance and services revenues was due to increases in sales of maintenance agreements as well as sales of professional services resulting from the growth of our installed customer base.

Cost of Revenues and Gross Margin

	Three Months Ended April 30,
	2014	2013	% Change
	($ amounts in thousands)
Cost of revenues
License	$78	69	13.0%
Maintenance and services	14,109	6,612	113.4%
Total cost of revenues	$14,187	6,681	112.3%
Gross margin
License	99.8%	99.8%
Maintenance and services	59.3%	68.6%
Total gross margin	83.5%	88.3%

Total cost of revenues increased $7.5 million primarily due to the increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues was primarily related to an increase of $4.8 million in salaries and benefits expense, which includes a $3.1 million increase in stock-based compensation expense, due to increased headcount, an increase of $1.4 million of consulting fees and an increase of $0.5 million related to overhead costs.

Operating Expenses

	Three Months Ended April 30,
	2014	2013	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$29,742	14,464	105.6%
Sales and marketing	71,078	41,313	72.0%
General and administrative	21,003	10,446	101.1%
Total operating expenses	$121,823	66,223	84.0%
Percentage of revenues
Research and development	34.6%	25.3%
Sales and marketing	82.7	72.2
General and administrative	24.4	18.3
Total	141.8%	115.8%

(1) Includes stock-based compensation expense:
Research and development	$12,587	$3,043
Sales and marketing	19,120	4,322
General and administrative	7,726	1,765
Total stock-based compensation expense	$39,433	$9,130

Research and development expense.  Research and development expense increased $15.3 million primarily due to a $13.5 million increase in salaries and benefits, which includes a $9.5 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products. We also had an increase of $1.5 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $29.8 million primarily due to a $23.7 million increase in salaries and benefits, which includes a $14.8 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $2.2 million in expenses due to increased facilities and overhead expense and an increase of $1.2 million in travel expenses as a result of international expansion and increased headcount. Finally, we also incurred a $1.6 million increase in marketing program fees in conjunction with increased marketing and advertising efforts and $0.5 million related to our sales kickoff.

General and administrative expense.  General and administrative expense increased $10.6 million due primarily to an increase of $9.7 million related to salaries and benefits, which includes a $6.0 million increase in stock compensation expense, as we increased headcount. Additionally, we incurred an increase of $1.5 million for accounting and legal activities to support the overall growth of the business.

Interest and Other Income (Expense), net

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Interest and other income (expense), net:
Interest income	$130	61
Other income (expense), net	(220)	(94)
Total interest and other income (expense), net	$(90)	$(33)

Interest and other income (expense), net reflects a net increase in expense primarily due to higher foreign currency exchange losses compared to the same period last year.

Income Tax Provision

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Income tax provision	$562	$404

For the three months ended April 30, 2014, we recorded an income tax expense that was primarily attributable to an increase in tax expense from our increased activity in our foreign operations and state franchise tax.

Liquidity and Capital Resources

	April 30, 2014	January 31, 2014
	(in thousands)
Cash and cash equivalents	$667,747	$897,453

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Cash provided by operating activities	$18,911	$19,851
Cash used in investing activities	(255,121)	(1,263)
Cash provided by financing activities	6,315	6,718

Since fiscal 2010 we have funded our operations primarily through cash generated from operations. At April 30, 2014, our cash and cash equivalents of $667.7 million were held for working capital purposes, a majority of which was invested in money market funds. We intend to increase our capital expenditures for the remainder of fiscal 2015, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our products and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

In the three months ended April 30, 2014, cash inflows from our operating activities were $18.9 million, which reflects our net loss of $50.8 million, adjusted by non-cash charges of $45.1 million, consisting primarily of $43.2 million for stock-based compensation, $2.7 million for depreciation and amortization, partially offset by $0.3 million for deferred income taxes and $0.5 million for excess tax benefits from employee stock plans. Sources of cash inflows were from changes in our working capital, including a $31.2 million decrease in accounts receivable due to strong collections, a $1.7 million increase in deferred revenue, a $4.5 million increase in accrued expenses and other liabilities, $0.5 million decrease in prepaid expense and other current and non-current assets and $0.4 million increase in accounts payable. These cash inflows were offset by a $13.8 million decrease in accrued payroll and compensation.

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

Investing Activities

In the three months ended April 30, 2014, cash used in investing activities of $255.1 million was primarily attributable to $250.9 million of investments in U.S. treasury securities and $4.2 million of capital expenditures for the purchase of technology and hardware as well as purchases related to our facilities and infrastructure.

In the three months ended April 30, 2013, cash used in investing activities included $1.3 million of capital expenditures for technology and hardware to support the growth of our business.

Financing Activities

In the three months ended April 30, 2014, cash provided by financing activities of $6.3 million consisted primarily of $5.8 million of proceeds from the exercise of stock options and $0.5 million of proceeds from excess tax benefits from employee stock plans.

In the three months ended April 30, 2013, cash provided by financing activities of $6.7 million consisted primarily of proceeds from the exercise of stock options.

Loan and Security Agreement

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank. The agreement provides for a revolving line of credit facility, which expires May 9, 2015. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in April 2014) or the LIBOR rate plus 2.75%. As of April 30, 2014, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of April 30, 2014.

Contractual Payment Obligations

We lease our office spaces under non-cancelable operating leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $2.2 million and $1.2 million for the three months ended April 30, 2014 and 2013, respectively.

On April 29, 2014, we entered into an office lease for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California. The lease premises of approximately 182,000 square feet will be allocated to approximately 95,000 square feet of rentable space which we expect to occupy on January 1, 2016 and approximately 87,000 square feet of rentable space which we expect to occupy one year thereafter, for a term of 84 months, subject to the completion of certain pre-occupancy improvements by our landlord. Our total obligation for the base rent is approximately $92.0 million.

The following summarizes our contractual commitments and obligations as of April 30, 2014:

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Operating lease obligations	$140,593	$9,088	$28,030	$41,195	$62,280
 _________________________
*We entered into a sublease agreement on November 16, 2012 for a portion of our office space in the United Kingdom, and the future sublease rental income of $1.1 million has been included as an offset to our future minimum rental payments.

Off-Balance Sheet Arrangements

During the three months ended April 30, 2014 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of any amounts at April 30, 2014.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, primarily changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We hold our cash, cash equivalents and investments for working capital purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, including money market funds and government debt securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

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

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of April 30, 2014, we had no balance outstanding under this agreement.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three months ended April 30, 2014 and 2013. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We may not be able to accurately predict our future revenues or results of operations. In particular, approximately half of the revenues we currently recognize each quarter has been attributable to sales made in that same quarter with the balance of the revenues being attributable to sales made in prior quarters in which the related revenues were not recognized upfront. As a result, our ability to forecast revenues on a quarterly or longer-term basis is extremely limited. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are expected to be relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter.

In addition to other risk factors described elsewhere in this “Risk Factors” section, factors that may cause our financial results to fluctuate from quarter to quarter include:

•	the timing of our sales during the quarter, particularly because a large portion of our sales occur toward the end of the quarter, or the loss or delay of a few large contracts;

•	the mix of revenues attributable to larger transactions as opposed to smaller transactions and the impact that a change in mix may have on the overall average selling price of our products;

•	the mix of revenues attributable to perpetual and term licenses, subscription, maintenance and professional services and training, which may impact our gross margins and operating income;

•	the renewal and usage rates of our customers;

•	changes in the competitive dynamics of our market;

•	changes in customers’ budgets and in the timing of their purchasing decisions;

•	customers delaying purchasing decisions in anticipation of new products or software enhancements by us or our competitors;

•	customer acceptance of and willingness to pay for new versions of our products or new solutions for specific product and end markets;

•	our ability to successfully introduce and monetize new products and licensing and service models for our new products, such as Hunk: Splunk Analytics for Hadoop (“Hunk”) and Splunk Cloud;

•	our ability to control costs, including our operating expenses;

•	the timing of satisfying revenue recognition criteria;

•	our ability to qualify and compete for government contracts;

•	the collectability of receivables from customers and resellers, which may be hindered or delayed; and

•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate.

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

We have a short operating history, which limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in developing industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Moreover, although we have experienced rapid growth historically, we may not continue to grow as rapidly in the future. Any success that we may experience in the future will depend in large part on our ability to, among other things:

•	improve the performance and capabilities of our products and technology through research and development;

•	continue to develop and expand adoption of our cloud-based services, including Splunk Cloud;

•	successfully develop, introduce and expand adoption of new products, such as Hunk;

•	increase revenues from existing customers through increased or broader use of our products within their organizations;

•	successfully expand our business domestically and internationally;

•	maintain and expand our customer base and the ways in which our customers use our products;

•	successfully compete with other companies, open source projects and custom development efforts that are currently in, or may in the future enter, the markets for our products;

•	successfully provide our customers a compelling business case to purchase our products in a time frame that matches our and our customers’ sales and purchase cycles and at a compelling price point;

•respond timely and effectively to competitor offerings and pricing models;

•	generate leads and convert users of the trial version of our software to paying customers;

•	prevent users from circumventing the terms of their licenses and subscriptions;

•
continue to invest in our application development platform to deliver additional content for our platform products and to foster an ecosystem of developers and users to expand the use cases of our products;

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of April 30, 2014, approximately 37% of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

To effectively manage growth, we must continue to improve our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•	improving our key business applications, processes and IT infrastructure to support our business needs;

•
enhancing information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other and our growing base of customers and channel partners;

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

We have incurred net losses in each year since our inception, including net losses of $50.8 million and $16.1 million in the three months ended April 30, 2014 and 2013 respectively. As a result, we had an accumulated deficit of $220.5 million at April 30, 2014. Because the market for our products is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and functionality for our products. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our products, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

During the three months ended April 30, 2014, we derived approximately 25% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries across Europe and Asia. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our products or renew their maintenance agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

•
compliance with laws and regulations for foreign operations, including the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance;

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

In addition, we rely heavily on hosted SaaS technologies from third parties in order to operate critical functions of our business, including enterprise resource planning services and customer relationship management services.  Further, our cloud-based services, such as Splunk Cloud, are hosted exclusively by third parties. If any of these services fail or become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, our revenue could be reduced, our reputation could be damaged, we could be exposed to legal liability, expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our products and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

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

We offer trial version licenses of certain of our products, including Splunk Enterprise, to users free of charge as part of our overall strategy of developing the market for products that provides operational intelligence and promoting additional penetration of our products in the markets in which we compete. Some users never convert from the trial version license to the paid version license. To the extent that these users do not become paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenues will be adversely affected.

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

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in certain categories of companies or the overall stock market, including as a result of trends in the global economy;

•	any major change in our board of directors or management;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of April 30, 2014, we had outstanding approximately 118 million shares of our common stock. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal controls over financial reporting on an annual basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

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

Date: June 9, 2014

SPLUNK INC.

	By:	/s/ David F. Conte
David F. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT
INDEX

Exhibit Number	Description

10.1#	Employment Offer Letter between the Registrant and Doug Merritt, dated April 7, 2014.

10.2	Office Lease, dated as of April 29, 2014, between 270 Brannan Street, LLC and the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

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

#	Indicates management contract or compensatory plan.