Form 10-Q
period 2014-07-31
SPLUNK INC
filed 2014-09-09
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

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

There were 119,916,714 shares of the registrant’s Common Stock issued and outstanding as of September 2, 2014.

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	July 31, 2014	January 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$645,398	$897,453
Investments, current portion	192,217	—
Accounts receivable, net	69,838	83,348
Prepaid expenses and other current assets	9,465	12,019
Total current assets	916,918	992,820
Investments, non-current	96,590	—
Property and equipment, net	33,852	15,505
Intangible assets, net	12,969	12,294
Goodwill	19,070	19,070
Other assets	2,217	642
Total assets	$1,081,616	$1,040,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,636	$2,079
Accrued payroll and compensation	37,212	43,876
Accrued expenses and other liabilities	21,175	12,743
Deferred revenue, current portion	164,278	149,156
Total current liabilities	225,301	207,854
Deferred revenue, non-current	42,717	43,165
Other liabilities, non-current	18,797	4,404
Total non-current liabilities	61,514	47,569
Total liabilities	286,815	255,423
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 119,749,474 shares issued and outstanding at July 31, 2014, and 116,099,516 shares issued and outstanding at January 31, 2014	120	116
Accumulated other comprehensive income	42	58
Additional paid-in capital	1,075,883	954,441
Accumulated deficit	(281,244)	(169,707)
Total stockholders’ equity	794,801	784,908
Total liabilities and stockholders’ equity	$1,081,616	$1,040,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Revenues
License	$62,081	$43,185	$113,355	$79,357
Maintenance and services	39,466	23,688	74,099	44,723
Total revenues	101,547	66,873	187,454	124,080
Cost of revenues (1)
License	72	76	150	145
Maintenance and services	14,999	7,345	29,108	13,957
Total cost of revenues	15,071	7,421	29,258	14,102
Gross profit	86,476	59,452	158,196	109,978
Operating expenses (1)
Research and development	34,179	16,210	63,921	30,674
Sales and marketing	79,978	44,634	151,056	85,947
General and administrative	32,676	11,912	53,679	22,358
Total operating expenses	146,833	72,756	268,656	138,979
Operating loss	(60,357)	(13,304)	(110,460)	(29,001)
Interest and other income (expense), net
Interest income, net	163	58	293	119
Other income (expense), net	(54)	(82)	(274)	(176)
Total interest and other income (expense), net	109	(24)	19	(57)
Loss before income taxes	(60,248)	(13,328)	(110,441)	(29,058)
Income tax provision	534	365	1,096	769
Net loss	$(60,782)	$(13,693)	$(111,537)	$(29,827)

Basic and diluted net loss per share	$(0.51)	$(0.13)	$(0.94)	$(0.29)

Weighted-average shares used in computing basic and diluted net loss per share	119,012	104,100	118,165	103,075

(1)      Amounts include stock-based compensation expense, as follows:

Cost of revenues	$3,808	$865	$7,614	$1,570
Research and development	13,578	3,547	26,165	6,590
Sales and marketing	21,263	5,156	40,383	9,478
General and administrative	20,861	2,389	28,587	4,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net loss	$(60,782)	$(13,693)	$(111,537)	$(29,827)
Other comprehensive loss
Net unrealized loss on investments	(10)	—	(4)	—
Foreign currency translation adjustments	(41)	(94)	(12)	(108)
Total other comprehensive loss	(51)	(94)	(16)	(108)
Comprehensive loss	$(60,833)	$(13,787)	$(111,553)	$(29,935)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2014	2013
Cash flows from operating activities
Net loss	$(111,537)	$(29,827)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,538	2,880
Amortization of investment premiums	136	—
Stock-based compensation	102,749	21,792
Deferred income taxes	(513)	(120)
Excess tax benefits from employee stock plans	(868)	(268)
Changes in operating assets and liabilities
Accounts receivable, net	13,510	23,202
Prepaid expenses, other current and non-current assets	1,492	(3,477)
Accounts payable	391	(147)
Accrued payroll and compensation	(6,664)	(6,235)
Accrued expenses and other liabilities	9,339	5,379
Deferred revenue	14,674	12,923
Net cash provided by operating activities	28,247	26,102
Cash flows from investing activities
Purchases of investments	(303,953)	—
Maturities of investments	15,000	—
Acquisitions, net of cash acquired	(2,500)	—
Purchases of property and equipment	(7,146)	(3,230)
Net cash used in investing activities	(298,599)	(3,230)
Cash flows from financing activities
Proceeds from the exercise of stock options	9,418	12,523
Excess tax benefits from employee stock plans	868	268
Proceeds from employee stock purchase plans	8,355	6,076
Taxes paid related to net share settlement of equity awards	—	(513)
Payment related to build-to-suit lease obligation	(523)	—
Net cash provided by financing activities	18,118	18,354
Effect of exchange rate changes on cash and cash equivalents	179	(51)
Net increase (decrease) in cash and cash equivalents	(252,055)	41,175
Cash and cash equivalents
Beginning of period	897,453	305,939
End of period	$645,398	$347,114
Supplemental disclosures
Cash paid for income taxes	$585	$246
Non-cash investing and financing activities
Accrued purchases of property and equipment	1,472	767
Vesting of early exercised options	56	55
Capitalized construction costs related to build-to-suit lease	14,668	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  Description of the Business and Significant Accounting Policies

Business

Splunk Inc. (“we,” "us," "our") provides innovative software products that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our products enable users to collect, index, search, explore, monitor and analyze data regardless of format or source. Our products address large and diverse data sets, commonly referred to as big data, and are specifically tailored for machine-generated data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities and security threats. Our products help users derive new insights from machine data that can be used to, among other things, improve service levels, reduce operational costs, mitigate security risks, demonstrate and maintain compliance, and drive better business decisions. We were incorporated in California in October 2003 and reincorporated in Delaware in May 2006.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2015 or fiscal year 2015, for example, refer to the fiscal year ending January 31, 2015.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of January 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on March 31, 2014. There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended January 31, 2014 included in the Annual Report on Form 10-K.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods covered by the financial statements and accompanying notes. In particular, we make estimates with respect to the fair value of multiple elements in revenue recognition, uncollectible accounts receivable, the assessment of the useful life and recoverability of long-lived assets (property and equipment, goodwill and identified intangibles), stock-based compensation expense, the fair value of assets acquired and liabilities assumed for business combinations, income taxes and contingencies. Actual results could differ from those estimates.

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

Foreign Currency

The functional currency of our foreign subsidiaries is the respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated Other Comprehensive Loss within Stockholders' Equity. Foreign currency transaction gains and losses are included in Other Income (Expense), Net and were not material for the three or six months ended July 31, 2014 and 2013. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Investments

We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. Securities are classified as available-for-sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive loss. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included as a component of interest income.

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of July 31, 2014 and January 31, 2014 (in thousands):

	July 31, 2014				January 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$610,279	$—	$—	$610,279	$864,012	$—	$—	$864,012
U.S. treasury securities	$—	$288,807	$—	$288,807	$—	$—	$—	$—
Reported as:
Assets:
Cash and cash equivalents				$610,279				$864,012
Investments, current portion				192,217				—
Investments, non-current				96,590				—
Total				$899,086				$864,012

We invested in U.S. treasury securities during the six months ended July 31, 2014, which we have classified as available-for-sale securities. The following table presents our available-for-sale investments as of July 31, 2014 (in thousands):

	July 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$—	$—	$—	$—
Investments, current portion:
U.S. treasury securities	192,213	17	(13)	192,217
Investments, non-current:
U.S. treasury securities	96,604	23	(37)	96,590
Total available-for-sale investments	$288,817	$40	$(50)	$288,807

As of July 31, 2014, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments are as follows (in thousands):

July 31, 2014
Due within one year	$192,217
Due within one to two years	96,590
Total	$288,807

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

(3)  Commitments and Contingencies

Office Lease Commitments

We lease our office spaces under non-cancelable leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $2.7 million and $1.2 million for the three months ended July 31, 2014 and 2013, respectively, and $4.9 million and $2.4 million for the six months ended July 31, 2014 and 2013, respectively.

On April 29, 2014, we entered into an office lease (the "Lease") for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the "Premises"). The Premises will be allocated to approximately 95,000 square feet of rentable space (the "Initial Premises") which we expect to occupy in January 2016 and approximately 87,000 square feet of rentable space (the "Must-Take Premises") which we expect to occupy one year thereafter, for a term of 84 months, subject to the completion of certain pre-occupancy improvements by our landlord. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for our office lease with 270 Brannan Street, LLC, San Francisco, California.

As a result of our involvement during the construction period, we are considered, for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, net” and “Other liabilities, non-current” respectively, on our condensed consolidated balance sheets. Had we capitalized the construction project under build-to-suit lease accounting as of our first quarter of fiscal 2015, we would have recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long term liability of $12.0 million on our condensed consolidated balance sheets. We will increase the asset and corresponding long term liability as additional building costs are incurred by the landlord during the construction period. Once the landlord completes the construction of the Initial Premises, which is estimated to be in January 2016, we will evaluate the Lease in order to determine whether or not the Lease meets the criteria for “sale-leaseback” treatment.

The following summarizes our contractual commitments and obligations as of July 31, 2014:

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Office lease obligations	$150,785	$9,379	$33,664	$43,133	$64,609
 _________________________
*We entered into a sublease agreement on November 16, 2012 for a portion of our office space in the United Kingdom, and the future sublease rental income of $1.0 million has been included as an offset to our future minimum rental payments.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at July 31, 2014.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of
	July 31, 2014	January 31, 2014
Computer equipment and software	$24,335	$20,451
Furniture and fixtures	6,856	5,364
Leasehold improvements	9,147	7,128
Construction in progress (1)	14,668	—
	55,006	32,943
Less: accumulated depreciation and amortization	(21,154)	(17,438)
Property and equipment, net	$33,852	$15,505

(1) This relates to the capitalization of construction costs in connection with our build-to-suit lease obligation, where we are considered the owner of the asset, for accounting purposes only, during the construction period. There is a corresponding long-term liability for this obligation on our condensed consolidated balance sheets under “Other liabilities, non-current.” Refer to Note 3 “Commitments and Contingencies” for details.

Depreciation and amortization expense on Property and Equipment, net was $2.0 million and $1.3 million for the three months ended July 31, 2014 and 2013, respectively, and $3.7 million and $2.6 million for the six months ended July 31, 2014 and 2013, respectively.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except Useful Life):

	Fair value	Useful Life (months)
Developed technology	$7,330	48
In-process research and development	500	Indefinite
Customer relationships	160	36
Other acquired intangible assets	480	24-36
Total intangible assets subject to amortization	$8,470

Intangible Assets

Intangible assets subject to amortization obtained from acquisitions as of July 31, 2014 are as follows (in thousands, except Useful Life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (months)
Developed technology	$12,770	$(2,038)	$10,732	36
Customer relationships	1,620	(441)	1,179	26
Other acquired intangible assets	810	(252)	558	22
Total intangible assets subject to amortization	$15,200	$(2,731)	$12,469

Additionally, we obtained $0.5 million of in-process research and development upon the acquisition of Cloudmeter, which has an indefinite useful life. We will assess the carrying value and useful life of the asset once the associated research and development efforts are completed.

The expected future amortization expense for acquired intangible assets as of July 31, 2014 is as follows (in thousands):

Fiscal Period:
Remaining six months of fiscal 2015	$2,122
Fiscal 2016	4,462
Fiscal 2017	3,802
Fiscal 2018	2,083
Total amortization expense	$12,469

(6)  Debt Financing Facilities

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank. The agreement provides for a revolving line of credit facility, which expires May 9, 2015. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in July 2014) or the LIBOR rate plus 2.75%. As of July 31, 2014, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of July 31, 2014.

(7)  Stock Compensation Plans

The following table summarizes the stock option and restricted stock unit ("RSU") award activity during the six months ended July 31, 2014:

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
					(in thousands)
Balances as of January 31, 2014	5,918,773	11,094,438	$4.84	6.42	$800,933	9,993,688
Additional Shares Authorized	5,804,975
Options granted	(40,000)	40,000	88.64
Options exercised	—	(2,668,154)	3.53
Options forfeited and expired	230,097	(230,097)	7.20
RSUs granted	(1,754,907)					1,754,907
RSUs vested	—					(765,530)
RSUs forfeited	596,576					(596,576)
Balances as of July 31, 2014	10,755,514	8,236,187	$5.60	6.23	$342,905	10,386,489
Vested and expected to vest		8,066,089	$5.53	6.21	$336,359	9,867,165
Exercisable as of July 31, 2014		4,796,725	$3.17	5.41	$210,346

(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of July 31, 2014.

During fiscal 2015, we began requiring that employees sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes, rather than our previous approach of net share settlement.

During the six months ended July 31, 2014, $0.9 million of tax benefits have been realized from exercised stock options. At July 31, 2014, there was a total unrecognized compensation cost of $14.2 million related to these stock options, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.32 years. At July 31, 2014, total unrecognized compensation cost was $477.6 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.15 years.

The total intrinsic value of options exercised during the six months ended July 31, 2014 was $185.1 million. The weighted-average grant date fair value of RSUs granted was $58.98 per share for the six months ended July 31, 2014.

(8)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
United States	$76,026	$52,752	$140,705	$97,755
International	25,521	14,121	46,749	26,325
Total Revenues	$101,547	$66,873	$187,454	$124,080

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. At July 31, 2014, there was one channel partner that represented approximately 15% of total accounts receivable and approximately 14% and 12% of total revenues during the three months and six months ended July 31, 2014, respectively. The accounts receivable and revenues from this channel partner is comprised of a number of customer transactions, none of which were individually greater than 10% of total accounts receivable at July 31, 2014 or total revenues for the three months or six months ended July 31, 2014. At January 31, 2014, no customer or channel partner represented greater than 10% of total accounts receivable.

Property and Equipment

The following table presents our property and equipment by geographic region for the periods presented (in thousands):

	As of
	July 31, 2014	January 31, 2014
United States	$31,321	$14,005
International	2,531	1,500
Total property and equipment, net	$33,852	$15,505

Other than the United States, no other country represented 10% or more of our total property and equipment as of July 31, 2014 or January 31, 2014.

(9)  Income Taxes

For the three months ended July 31, 2014 and 2013, we recorded $0.5 million and $0.4 million in income tax expense, respectively. The increase in income tax expense was primarily due to an increase in taxable income in our international jurisdictions and state franchise tax. For the six months ended July 31, 2014 and 2013, we recorded $1.1 million and $0.8 million in income tax expense, respectively. The increase was primarily due to increase in taxable income in our international jurisdictions and state franchise tax.

There were no material changes to our unrecognized tax benefits in the six months ended July 31, 2014, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Numerator:
Net loss	$(60,782)	$(13,693)	$(111,537)	$(29,827)
Denominator:
Weighted-average common shares outstanding	119,055	104,181	118,213	103,160
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(43)	(81)	(48)	(85)
Weighted-average shares used to compute net loss per share, basic and diluted	119,012	104,100	118,165	103,075
Net loss per share, basic and diluted	$(0.51)	$(0.13)	$(0.94)	$(0.29)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of July 31,
	2014	2013
Shares subject to outstanding common stock options	8,236	14,783
Shares subject to outstanding RSUs	10,386	3,809
Employee stock purchase plan	337	277
Total	18,959	18,869

(11)  Related Party Transactions

Certain members of our board of directors ("Board") serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours.  We believe the transactions between these companies and us were carried out on terms that are consistent with similar transactions with our other similarly situated customers or vendors. We recognized revenues from sales to these companies of $0.8 million and $0.7 million for the three months ended July 31, 2014 and 2013, respectively, and $1.5 million and $1.2 million for the six months ended July 31, 2014 and 2013, respectively. We also recorded $0.5 million and $0.3 million in expenses related to purchases from these companies during the three months ended July 31, 2014 and 2013, respectively, and $1.0 million and $0.6 million for the six months ended July 31, 2014 and 2013, respectively. We had $0.2 million and $0 of accounts receivable from these companies as of July 31, 2014 and January 31, 2014, respectively. There were no accounts payable to these companies as of July 31, 2014 or January 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our market opportunity, our future financial and operating results; our planned investments, particularly in our product development efforts; our planned expansion of our sales and marketing organization; our growth and integration strategies; our continued efforts to market and sell both domestically and internationally; our expectations about seasonal trends; our expectations regarding our revenues mix; use of non-GAAP financial measures; our expectations regarding our operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses; sufficiency of cash to meet cash needs for at least the next 12 months; exposure to interest rate changes; inflation; anticipated income tax rates; our expectations regarding our leases; and our expected capital expenditures, cash flows and liquidity.

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

For Splunk Enterprise, we base our license fees on the estimated daily data indexing capacity our customers require. Prospective customers can download a trial version of our software that provides a full set of features but limited data indexing capacity. Following the 60-day trial period, prospective customers can purchase a license for our product or continue using our product with reduced features and limited data indexing capacity. We primarily license our software under perpetual licenses whereby we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large perpetual licenses may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term. Additionally, we license our software under term licenses which are generally recognized ratably over the contract term. From time to time, we also enter into transactions that are designed to enable broad adoption of our software within an enterprise, referred to as enterprise adoption agreements. These agreements typically include provisions that require revenue deferral and recognition over time.

Splunk Cloud delivers the core functionalities of Splunk Enterprise as a scalable, reliable cloud service. During fiscal 2014, we also introduced Hunk: Splunk Analytics for Hadoop, which is a new software product that enables exploration, analysis and visualization of data in Hadoop. We intend to continue investing for long-term growth. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling features, address customer needs and enable solutions that can address new end markets. In addition, we expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally.

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

We believe the factors that will influence our ability to achieve our goals include, among other things, our ability to deliver additional functionality; acquire new customers across geographies and industries; cultivate incremental sales from our existing customers by driving increased use of our software within organizations; provide additional solutions that leverage our core machine data engine to help organizations understand and realize the value of their machine data in specific end markets and use cases; add additional OEM and strategic relationships to enable new sales channels for our software as well as extend our integration with third party products; and help software developers leverage the functionality of our machine data engine through software development kits ("SDKs") and application programming interfaces ("APIs").

For the three months ended July 31, 2014 and 2013, our total revenues were $101.5 million and $66.9 million, respectively, representing year-over-year growth of approximately 52%. For the three months ended July 31, 2014 and 2013, approximately 25% and 21% of our total revenues were derived from customers located outside the United States, respectively. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of July 31, 2014, we had over 7,900 customers.

For the three months ended July 31, 2014 and 2013, our GAAP operating loss was $60.4 million and $13.3 million, respectively. Our non-GAAP operating income was $1.6 million for the three months ended July 31, 2014 and our non-GAAP operating loss was $0.8 million for the three months ended July 31, 2013.

For the three months ended July 31, 2014 and 2013, our GAAP net loss was $60.8 million and $13.7 million, respectively. Our non-GAAP net income was $1.2 million for the three months ended July 31, 2014 and our non-GAAP net loss was $1.2 million for the three months ended July 31, 2013.

Our quarterly results reflect seasonality in the sale of our products and services. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenues in the first fiscal quarter. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short-term. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period.

Non-GAAP Financial Results

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross margin, non-GAAP operating income (loss), non-GAAP net income (loss), non-GAAP operating margin and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation table): stock-based compensation expense, employer payroll tax expense related to employee stock plans, amortization of acquired intangible assets and ground lease expense related to a build-to-suit lease obligation. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by our management in its financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance. In particular, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe that providing non-GAAP financial measures that exclude this expense allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We exclude amortization of acquired intangible assets from our non-GAAP financial measures because it is considered by management to be outside of our core operating results. We further exclude the ground lease expense related to our build-to-suit lease obligation from our non-GAAP operating income (loss), non-GAAP operating margin and non-GAAP net income (loss) because it is also considered by management to be outside of our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet.

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

The following table reconciles net cash provided by operating activities to free cash flow for the three and six months ended July 31, 2014 and 2013 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net cash provided by operating activities	$9,336	$6,251	$28,247	$26,102
Less purchases of property and equipment	(2,908)	(1,967)	(7,146)	(3,230)
Free cash flow (Non-GAAP)	6,428	4,284	21,101	22,872
Net cash used in investing activities	(43,478)	(1,967)	(298,599)	(3,230)
Net cash provided by financing activities	$11,803	$11,636	$18,118	$18,354

The following table reconciles GAAP gross margin to non-GAAP gross margin for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
GAAP gross margin	85.2%	88.9%	84.4%	88.6%
Stock-based compensation expense	3.7	1.3	4.1	1.3
Employer payroll tax on employee stock plans	0.1	—	0.1	—
Amortization of acquired intangible assets	0.7	—	0.7	—
Non-GAAP gross margin	89.7%	90.2%	89.3%	89.9%

The following table reconciles GAAP operating loss to non-GAAP operating income (loss) for the three and six months ended July 31, 2014 and 2013 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
GAAP operating loss	$(60,357)	$(13,304)	$(110,460)	$(29,001)
Stock-based compensation expense	59,510	11,957	102,749	21,792
Employer payroll tax on employee stock plans	1,341	586	3,729	1,166
Amortization of acquired intangible assets	922	—	1,825	—
Ground lease expense related to build-to-suit lease obligation	222	—	222	—
Non-GAAP operating income (loss)	$1,638	$(761)	$(1,935)	$(6,043)

The following table reconciles GAAP operating margin to non-GAAP operating margin for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
GAAP operating margin	(59.4)%	(19.9)%	(58.9)%	(23.4)%
Stock-based compensation expense	58.6	17.9	54.8	17.6
Employer payroll tax on employee stock plans	1.3	0.9	2.0	0.9
Amortization of acquired intangible assets	0.9	—	1.0	—
Ground lease expense related to build-to-suit lease obligation	0.2	—	0.1	—
Non-GAAP operating margin	1.6%	(1.1)%	(1.0)%	(4.9)%

The following table reconciles GAAP net loss to non-GAAP net income (loss) for the three and six months ended July 31, 2014 and 2013 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
GAAP net loss	$(60,782)	$(13,693)	$(111,537)	$(29,827)
Stock-based compensation expense	59,510	11,957	102,749	21,792
Employer payroll tax on employee stock plans	1,341	586	3,729	1,166
Amortization of acquired intangible assets	922	—	1,825	—
Ground lease expense related to build-to-suit lease obligation	222	—	222	—
Non-GAAP net income (loss)	$1,213	$(1,150)	$(3,012)	$(6,869)

The following table reconciles the shares used in computing basic and diluted GAAP and non-GAAP net income (loss) per share for the three and six months ended July 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Weighted-average shares used in computing GAAP basic net loss per share	119,012	104,100	118,165	103,075
Effect of dilutive securities: Employee stock awards	6,606	—	—	—
Weighted-average shares used in computing Non-GAAP basic and diluted net income (loss) per share	125,618	104,100	118,165	103,075

GAAP basic and diluted net loss per share	$(0.51)	$(0.13)	$(0.94)	$(0.29)
Non-GAAP basic and diluted net income (loss) per share	$0.01	$(0.01)	$(0.03)	$(0.07)

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

Professional services and training revenues as a percentage of total revenues were 7% and 6% for the three months ended July 31, 2014 and 2013, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Revenues
License	$62,081	$43,185	$113,355	$79,357
Maintenance and services	39,466	23,688	74,099	44,723
Total revenues	101,547	66,873	187,454	124,080
Cost of revenues
License	72	76	150	145
Maintenance and services	14,999	7,345	29,108	13,957
Total cost of revenues	15,071	7,421	29,258	14,102
Gross profit	86,476	59,452	158,196	109,978
Operating expenses
Research and development	34,179	16,210	63,921	30,674
Sales and marketing	79,978	44,634	151,056	85,947
General and administrative	32,676	11,912	53,679	22,358
Total operating expenses	146,833	72,756	268,656	138,979
Operating loss	(60,357)	(13,304)	(110,460)	(29,001)
Interest and other income (expense), net
Interest income	163	58	293	119
Other income (expense), net	(54)	(82)	(274)	(176)
Total interest and other income (expense), net	109	(24)	19	(57)
Loss before income taxes	(60,248)	(13,328)	(110,441)	(29,058)
Income tax provision	534	365	1,096	769
Net loss	$(60,782)	$(13,693)	$(111,537)	$(29,827)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(as % of revenues)
Condensed Consolidated Statement of Operations Data:
Revenues
License	61.1%	64.6%	60.5%	64.0%
Maintenance and services	38.9	35.4	39.5	36.0
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	0.1	0.2	0.1	0.2
Maintenance and services (1)	38.0	31.0	39.3	31.2
Total cost of revenues	14.8	11.1	15.6	11.4
Gross profit	85.2	88.9	84.4	88.6
Operating expenses
Research and development	33.7	24.2	34.1	24.7
Sales and marketing	78.7	66.8	80.6	69.3
General and administrative	32.2	17.8	28.6	18.0
Total operating expenses	144.6	108.8	143.3	112.0
Operating loss	(59.4)	(19.9)	(58.9)	(23.4)
Interest and other income (expense), net
Interest income (expense), net	0.2	0.1	0.2	0.1
Other income (expense), net	(0.1)	(0.1)	(0.1)	(0.1)
Total interest and other income (expense), net	0.1	—	0.1	—
Loss before income taxes	(59.3)	(19.9)	(58.8)	(23.4)
Provision for income taxes	0.5	0.5	0.6	0.6
Net loss	(59.8)%	(20.4)%	(59.4)%	(24.0)%

(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended July 31, 2014 and 2013

Revenues

	Three Months Ended July 31,
	2014	2013	% Change
	($ amounts in thousands)
Revenues
License	$62,081	$43,185	43.8%
Maintenance and services	39,466	23,688	66.6%
Total revenues	$101,547	$66,873	51.9%
Percentage of revenues
License	61.1%	64.6%
Maintenance and services	38.9	35.4
Total	100.0%	100.0%

Total revenues increased $34.7 million due to growth in license revenues, as well as maintenance and services revenues. The increase in license revenues was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of large orders. For example, we had 226 and 163 orders greater than $100,000 for the three months ended July 31, 2014 and 2013, respectively. Our total number of customers increased from approximately 6,000 at

July 31, 2013 to more than 7,900 at July 31, 2014. The increase in maintenance and services revenues was due to increases in sales of maintenance agreements as well as sales of professional services resulting from the growth of our installed customer base.

Cost of Revenues and Gross Margin

	Three Months Ended July 31,
	2014	2013	% Change
	($ amounts in thousands)
Cost of revenues
License	$72	$76	(5.3)%
Maintenance and services	14,999	7,345	104.2%
Total cost of revenues	$15,071	$7,421	103.1%
Gross margin
License	99.9%	99.8%
Maintenance and services	62.0%	69.0%
Total gross margin	85.2%	88.9%

Total cost of revenues increased $7.7 million due to the increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues was primarily related to an increase of $4.8 million in salaries and benefits expense, which includes a $2.9 million increase in stock-based compensation expense, due to increased headcount, an increase of $1.3 million related to professional services expense and an increase of $0.8 million related to overhead costs.

Operating Expenses

	Three Months Ended July 31,
	2014	2013	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$34,179	$16,210	110.9%
Sales and marketing	79,978	44,634	79.2%
General and administrative	32,676	11,912	174.3%
Total operating expenses	$146,833	$72,756	101.8%
Percentage of revenues
Research and development	33.7%	24.2%
Sales and marketing	78.7	66.8
General and administrative	32.2	17.8
Total	144.6%	108.8%

(1) Includes stock-based compensation expense:
Research and development	$13,578	$3,547
Sales and marketing	21,263	5,156
General and administrative	20,861	2,389
Total stock-based compensation expense	$55,702	$11,092

Research and development expense.  Research and development expense increased $18.0 million primarily due to a $14.4 million increase in salaries and benefits, which includes a $10.0 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products. We also had an increase of $2.2 million related to overhead costs and an increase of $1.1 million due to payroll related taxes as a result of increased headcount.

Sales and marketing expense.  Sales and marketing expense increased $35.3 million primarily due to a $28.9 million increase in salaries and benefits, which includes a $16.1 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $3.8 million in expenses due to increased facilities and overhead as a result of our international expansion efforts and increased headcount. Additionally, we had an increase of $1.6 million in travel expenses due to increased travel from our growing field sales organization. Finally, we also incurred a $0.4 million increase in marketing program fees in conjunction with increased marketing and advertising efforts.

General and administrative expense.  General and administrative expense increased $20.8 million due primarily to an increase of $22.5 million related to salaries and benefits, which includes a $18.5 million increase in stock-based compensation expense, in part due to an acceleration of stock-based compensation expense of $13.1 million related to the return of two restricted stock unit grants from our Chief Executive Officer, covering a total of 242,500 unvested shares of our common stock, as well as increased headcount. This increase was partially offset by a decrease of $2.1 million related to overhead allocation between operating expense categories.

Interest and Other Income (Expense), net

	Three Months Ended July 31,
	2014	2013
	(in thousands)
Interest and other income (expense), net:
Interest income	$163	$58
Other income (expense), net	(54)	(82)
Total interest and other income (expense), net	$109	$(24)

Interest and other income (expense), net reflects a net increase in income primarily due to an increase in total interest income from our investments.

Income Tax Provision

	Three Months Ended July 31,
	2014	2013
	(in thousands)
Income tax provision	$534	$365

For the three months ended July 31, 2014, we recorded an income tax expense that was primarily attributable to an increase in tax expense from our increased activity in our foreign operations and state franchise tax.

Comparison of the Six Months Ended July 31, 2014 and 2013

Revenues

	Six Months Ended July 31,
	2014	2013	% Change
	($ amounts in thousands)
Revenues
License	$113,355	$79,357	42.8%
Maintenance and services	74,099	44,723	65.7%
Total revenues	$187,454	$124,080	51.1%
Percentage of revenues
License	60.5%	64.0%
Maintenance and services	39.5	36.0
Total	100.0%	100.0%

Total revenues increased $63.4 million due to growth in license revenues, as well as maintenance and services revenues. The increase in license revenues was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of large orders. For example, we had 393 and 295 orders greater than $100,000 for the six months ended July 31, 2014 and 2013, respectively. Our total number of customers increased from approximately 6,000 at July 31, 2013 to more than 7,900 at July 31, 2014. The increase in maintenance and services revenues was due to increases in sales of maintenance agreements as well as sales of professional services resulting from the growth of our installed customer base.

Cost of Revenues and Gross Margin

	Six Months Ended July 31,
	2014	2013	% Change
	($ amounts in thousands)
Cost of revenues
License	$150	$145	3.4%
Maintenance and services	29,108	13,957	108.6%
Total cost of revenues	$29,258	$14,102	107.5%
Gross margin
License	99.9%	99.8%
Maintenance and services	60.7%	68.8%
Total gross margin	84.4%	88.6%

Total cost of revenues increased $15.2 million due to the increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues was primarily related to an increase of $9.9 million in salaries and benefits expense, which includes a $6.0 million increase in stock-based compensation expense, due to increased headcount, an increase of $2.8 million related to professional services expense and an increase of $1.4 million related to overhead costs.

Operating Expenses

	Six Months Ended July 31,
	2014	2013	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$63,921	$30,674	108.4%
Sales and marketing	151,056	85,947	75.8%
General and administrative	53,679	22,358	140.1%
Total operating expenses	$268,656	$138,979	93.3%
Percentage of revenues
Research and development	34.1%	24.7%
Sales and marketing	80.6	69.3
General and administrative	28.6	18.0
Total	143.3%	112.0%

(1) Includes stock-based compensation expense:
Research and development	$26,165	$6,590
Sales and marketing	40,383	9,478
General and administrative	28,587	4,154
Total stock-based compensation expense	$95,135	$20,222

Research and development expense.  Research and development expense increased $33.2 million primarily due to a $27.9 million increase in salaries and benefits, which includes a $19.6 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products. We also had an increase of $4.0 million related to overhead and facilities cost and an increase of $1.1 million due to payroll related taxes as a result of increased headcount.

Sales and marketing expense.  Sales and marketing expense increased $65.1 million primarily due to a $52.6 million increase in salaries and benefits, which includes a $30.9 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $5.9 million in expenses due to increased facilities and overhead as a result of our international expansion efforts and an increase of $0.7 million in employment related expenses as a result of increased headcount. Additionally, we had an increase of $2.9 million in travel expenses due to increased travel from our growing field sales organization. We also incurred a $2.1 million increase in marketing program fees in conjunction with increased marketing and advertising efforts.

General and administrative expense.  General and administrative expense increased $31.3 million due primarily to an increase of $32.2 million related to salaries and benefits, which includes a $24.4 million increase in stock-based compensation expense, in part due to an acceleration of stock-based compensation expense of $13.1 million related to the return of two restricted stock unit grants from our Chief Executive Officer, covering a total 242,500 unvested shares of our common stock, as well as increased headcount.

Interest and Other Income (Expense), net

	Six Months Ended July 31,
	2014	2013
	(in thousands)
Interest and other income (expense), net:
Interest income	$293	$119
Other income (expense), net	(274)	(176)
Total interest and other income (expense), net	$19	$(57)

Interest and other income (expense), net reflects a net increase in income primarily due to an increase in total interest income from our investments.

Income Tax Provision

	Six Months Ended July 31,
	2014	2013
	(in thousands)
Income tax provision	$1,096	$769

For the six months ended July 31, 2014, we recorded an income tax expense that was primarily attributable to an increase in tax expense from our increased activity in our foreign operations and state franchise tax.

Liquidity and Capital Resources

	July 31, 2014	January 31, 2014
	(in thousands)
Cash and cash equivalents	$645,398	$897,453

	Three Months Ended July 31,
	2014	2013
	(in thousands)
Cash provided by operating activities	$28,247	$26,102
Cash used in investing activities	(298,599)	(3,230)
Cash provided by financing activities	18,118	18,354

Since fiscal 2010 we have funded our operations primarily through cash generated from operations. At July 31, 2014, our cash and cash equivalents of $645.4 million were held for working capital purposes, a majority of which was invested in money market funds. We intend to increase our capital expenditures for the remainder of fiscal 2015, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our products and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

In the six months ended July 31, 2014, cash inflows from our operating activities were $28.2 million, which reflects our net loss of $111.5 million, adjusted by non-cash charges of $107.0 million, consisting primarily of $102.7 million for stock-based compensation, $5.5 million for depreciation and amortization, partially offset by $0.5 million for deferred income taxes and $0.9 million for excess tax benefits from employee stock plans. Sources of cash inflows were from changes in our working capital, including a $14.7 million increase in deferred revenue, a $13.5 million decrease in accounts receivable due to strong collections, a $9.3 million increase in accrued expenses and other liabilities, $1.5 million decrease in prepaid expense and other current and non-current assets and $0.4 million increase in accounts payable. These cash inflows were offset by a $6.7 million decrease in accrued payroll and compensation.

In the six months ended July 31, 2013, cash inflows from our operating activities were $26.1 million, which reflects our net loss of $29.8 million, adjusted by non-cash charges of $24.3 million, consisting primarily of $21.8 million for stock-based compensation and $2.9 million for depreciation and amortization. Sources of cash inflows were from changes in our working capital, including a $23.2 million decrease in accounts receivable due primarily to the collection of a $20.0 million order booked in the fourth quarter of fiscal 2013, a $12.9 million increase in deferred revenue and a $5.4 million increase in accrued expenses and other liabilities. These cash inflows were partially offset by a $6.2 million decrease in accrued payroll and compensation and a $3.5 million increase in prepaid expense and other current and non-current assets.

Investing Activities

In the six months ended July 31, 2014, cash used in investing activities of $298.6 million was primarily attributable to $304.0 million of investments in U.S. treasury securities, $7.1 million of capital expenditures for the purchase of technology and hardware as well as purchases related to our facilities and infrastructure and $2.5 million which was used for a technology asset acquisition. These cash outflows were partially offset by $15.0 million cash inflow due to the maturities of our investments.

In the six months ended July 31, 2013, cash used in investing activities included $3.2 million of capital expenditures for technology and hardware to support the growth of our business.

Financing Activities

In the six months ended July 31, 2014, cash provided by financing activities of $18.1 million consisted primarily of $9.4 million of proceeds from the exercise of stock options, $8.4 million of proceeds from our employee stock purchase plan and $0.9 million of proceeds from excess tax benefits from employee stock plans, partially offset by a $0.5 million lease deposit payment which, for accounting purposes only, is treated as a payment related to a build-to-suit lease obligation.

In the six months ended July 31, 2013, cash provided by financing activities of $18.4 million consisted primarily of $12.5 million of proceeds from the exercise of stock options and $6.1 million of proceeds from our employee stock purchase plan. Additionally, we paid $0.5 million of taxes related to the net settlement of RSUs.

Loan and Security Agreement

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank. The agreement provides for a revolving line of credit facility, which expires May 9, 2015. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in July 2014) or the LIBOR rate plus 2.75%. As of July 31, 2014, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions that limit our ability to:

•	sell or otherwise dispose of our business or property;

•	change our business, liquidate or dissolve or undergo a change in control;

•	enter into mergers, consolidations and acquisitions;

•	incur indebtedness;

•	create liens;

•	pay dividends or make distributions;

•	make investments;

•	enter into material transactions with affiliates;

•	pay any subordinated debt or amend certain terms thereof; or

•	become an investment company.

In addition, the agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of July 31, 2014.

Contractual Payment Obligations

We lease our office spaces under non-cancelable leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $2.7 million and $1.2 million for the three months ended July 31, 2014 and 2013, respectively, and $4.9 million and $2.4 million for the six months ended July 31, 2014 and 2013, respectively.

On April 29, 2014, we entered into an office lease (the "Lease") for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the "Premises"). The Premises will be allocated to approximately 95,000 square feet of rentable space (the "Initial Premises") which we expect to occupy in January 2016 and approximately 87,000 square feet of rentable space (the "Must-Take Premises") which we expect to occupy one year thereafter, for a term of 84 months, subject to the completion of certain pre-occupancy improvements by our landlord. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for our office lease with 270 Brannan Street, LLC, San Francisco, California.

As a result of our involvement during the construction period, we are considered, for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, net” and “Other liabilities, non-current” respectively, on our condensed consolidated balance sheets. We will increase the asset and corresponding long term liability as additional building costs are incurred by the landlord during the construction period. Once the landlord completes the construction of the Initial Premises, which is estimated to be in January 2016, we will evaluate the Lease in order to determine whether or not the Lease meets the criteria for “sale-leaseback” treatment.

The following summarizes our contractual commitments and obligations as of July 31, 2014:

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Office lease obligations	$150,785	$9,379	$33,664	$43,133	$64,609
 _________________________
*We entered into a sublease agreement on November 16, 2012 for a portion of our office space in the United Kingdom, and the future sublease rental income of $1.0 million has been included as an offset to our future minimum rental payments.

Off-Balance Sheet Arrangements

During the three months and six months ended July 31, 2014 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of any amounts at July 31, 2014.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of July 31, 2014, we had no balance outstanding under this agreement.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three and six months ended July 31, 2014 and 2013. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our revenues and operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our license revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into term licenses for our software, whereby the license fee is recognized ratably over the license term, and, in combination with our introduction of enterprise adoption agreements, we have seen the proportion of our customer orders where revenue will be recognized ratably increase steadily as a percentage of total orders. At the beginning of each quarter, we do not know the ratio between perpetual licenses and term licenses that we will enter into during the quarter. In the second quarter of fiscal 2015, 37% of total license orders will be recognized ratably. As a result, our operating results could be significantly impacted by unexpected shifts in the ratio between perpetual licenses and term licenses. In addition, the size of our licenses varies greatly, and a single, large perpetual license in a given period could distort our operating results. The timing and size of large transactions are often hard to predict in any particular period. Further, since we recognize a portion of our revenue ratably over the life of the term license agreements and maintenance agreements, a portion of the revenue we report in each quarter is the result of agreements entered into during previous quarters.  Consequently, a decline in business from term license agreements or maintenance agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters.  Accordingly, the effect of downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

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

In addition to other risk factors described elsewhere in this “Risk Factors” section, factors that may cause our financial results to fluctuate from quarter to quarter include:

•	the timing of our sales during the quarter, particularly because a large portion of our sales occur toward the end of the quarter, or the loss or delay of a few large contracts;

•	the mix of revenues attributable to larger transactions as opposed to smaller transactions and the impact that a change in mix may have on the overall average selling price of our products;

•	the mix of revenues attributable to perpetual and term licenses, subscriptions, maintenance and professional services and training, which may impact our gross margins and operating income;

•	the renewal and usage rates of our customers;

•	changes in the competitive dynamics of our market;

•	changes in customers’ budgets and in the timing of their purchasing decisions;

•	customers delaying purchasing decisions in anticipation of new products or software enhancements by us or our competitors;

•	customer acceptance of and willingness to pay for new versions of our products or new solutions for specific product and end markets;

•	our ability to successfully introduce and monetize new products and licensing and service models for our new products, such as Hunk: Splunk Analytics for Hadoop (“Hunk”) and Splunk Cloud;

•	our ability to control costs, including our operating expenses;

•	the timing of satisfying revenue recognition criteria;

•	our ability to qualify and compete for government contracts;

•	the collectability of receivables from customers and resellers, which may be hindered or delayed; and

•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate.

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

We have a short operating history, which limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in developing industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Moreover, although we have experienced rapid growth historically, we may not continue to grow as rapidly in the future. Any success that we may experience in the future will depend in large part on our ability to, among other things:

•	improve the performance and capabilities of our products and technology through research and development;

•	continue to develop and expand adoption of our cloud-based services, including Splunk Cloud;

•	successfully develop, introduce and expand adoption of new products, such as Hunk;

•	increase revenues from existing customers through increased or broader use of our products within their organizations;

•	successfully expand our business domestically and internationally;

•	maintain and expand our customer base and the ways in which our customers use our products;

•	successfully compete with other companies, open source projects and custom development efforts that are currently in, or may in the future enter, the markets for our products;

•	successfully provide our customers a compelling business case to purchase our products in a time frame that matches our and our customers’ sales and purchase cycles and at a compelling price point;

•respond timely and effectively to competitor offerings and pricing models;

•	generate leads and convert users of the trial versions of our products to paying customers;

•	prevent users from circumventing the terms of their licenses and subscriptions;

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of July 31, 2014, approximately 37% of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

Although our products target the new and emerging market for software and cloud services that provide operational intelligence, we compete against a variety of large software vendors and smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•	IT departments of potential customers which have undertaken custom software development efforts to analyze and manage their machine data;

•	security, systems management and other IT vendors, including BMC Software, CA Technologies, Compuware, HP, IBM, Intel, Microsoft, TIBCO and VMware;

•	web analytics vendors, including Adobe Systems, Google, IBM and Webtrends;

•	business intelligence vendors, including IBM, Oracle and SAP;

•	companies targeting the big data market by commercializing open source software, such as the various Hadoop distributions and NoSQL data stores; and

•	small-specialized vendors, which provide complementary and competitive solutions in enterprise data analytics, data warehousing and big data technologies that may compete with our products.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $281.2 million at July 31, 2014. Because the market for our products is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and functionality for our products. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our products, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

If customers do not expand their use of our products beyond the current predominant use cases, or if they react adversely to our pricing models as the amount of their indexed data grows, our ability to grow our business and operating results may be adversely affected.

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

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our software licensing offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers and conversions of users of the trial versions of our products into paying customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. In addition, the introduction of our cloud-based service Splunk Cloud has generated interest from our customers who are also considering purchasing and deploying Splunk Enterprise, our on-premise solution. In some cases, our customers may wish to consider a combination of these products, potentially further slowing our sales cycle. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, we will make a sale with a potential customer or if a user of a trial version of one of our products will upgrade to the paid version of that product. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenue from that transaction is delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term, our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline.

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

During the three and six months ended July 31, 2014, we derived approximately 25% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries across Europe and Asia. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our products or renew their maintenance agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

In addition to our direct sales force, we use indirect channel partners, such as distributors and resellers, to license and support our products. We derive a portion of our revenues from sales of our products through our channel partners, particularly in the Europe, Middle East and Africa, or EMEA, and Asia Pacific, or APAC, regions and for sales to government agencies. We expect that sales through channel partners in all regions will continue to grow as a portion of our revenues for the foreseeable future.

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

We employ unique and evolving pricing models for our products. For example, we generally charge our customers for their use of our Splunk Enterprise software based on their estimated peak daily indexing capacity. In addition, our Splunk Cloud service is generally priced based on peak daily indexing capacity and length of data retention, and our Hunk software is priced based on the number of Hadoop data nodes. Our pricing methods may ultimately result in a higher total cost to our customers generally as data volumes increase over time, making it more difficult for us to compete in our markets. As the amount of machine data within our customers’ organizations grows, we may face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins.

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

Our customers and third-party partners may need training in the proper use of and the variety of benefits that can be derived from our software to maximize its potential. If our software is not implemented or used correctly or as intended, inadequate performance may result. Because our customers rely on our software and maintenance and support services to manage a wide range of operations, the incorrect or improper implementation or use of our software, our failure to train customers on how to efficiently and effectively use our software, or our failure to provide maintenance services to our customers, may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our software and services.

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

One of our marketing strategies is to offer trial versions of our products, and we may not be able to realize the benefits of this strategy.

We offer trial version licenses of certain of our products to users free of charge as part of our overall strategy of developing the market for products that provides operational intelligence and promoting additional penetration of our products in the markets in which we compete. Some users never convert from the trial version license to the paid version license. To the extent that these users do not become paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenues will be adversely affected.

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

Our products enable third-party software developers to build apps on top of our platform. We operate a community website, Splunk Apps, for sharing these third-party apps, including add-ons and extensions. While we expect Splunk Apps to support our sales and marketing efforts, it also presents certain risks to our business, including:

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

The trading prices of the securities of technology companies have been highly volatile. The market price of our common stock has fluctuated significantly and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of July 31, 2014, we had outstanding approximately 119.7 million shares of our common stock. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

Date: September 9, 2014

SPLUNK INC.

	By:	/s/ David F. Conte
David F. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT
INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document