Form 10-Q
period 2014-10-31
SPLUNK INC
filed 2014-12-10
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

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

There were 121,262,760 shares of the registrant’s Common Stock issued and outstanding as of December 2, 2014.

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	October 31, 2014	January 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$329,553	$897,453
Investments, current portion	466,835	—
Accounts receivable, net	82,550	83,348
Prepaid expenses and other current assets	13,495	12,019
Total current assets	892,433	992,820
Investments, non-current	160,923	—
Property and equipment, net	43,236	15,505
Intangible assets, net	11,546	12,294
Goodwill	19,070	19,070
Other assets	2,000	642
Total assets	$1,129,208	$1,040,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,830	$2,079
Accrued payroll and compensation	48,481	43,876
Accrued expenses and other liabilities	23,461	12,743
Deferred revenue, current portion	180,131	149,156
Total current liabilities	254,903	207,854
Deferred revenue, non-current	49,146	43,165
Other liabilities, non-current	27,265	4,404
Total non-current liabilities	76,411	47,569
Total liabilities	331,314	255,423
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 120,932,143 shares issued and outstanding at October 31, 2014, and 116,099,516 shares issued and outstanding at January 31, 2014	121	116
Accumulated other comprehensive income (loss)	(205)	58
Additional paid-in capital	1,127,773	954,441
Accumulated deficit	(329,795)	(169,707)
Total stockholders’ equity	797,894	784,908
Total liabilities and stockholders’ equity	$1,129,208	$1,040,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Revenues
License	$71,754	$50,873	$185,109	$130,230
Maintenance and services	44,275	27,760	118,374	72,483
Total revenues	116,029	78,633	303,483	202,713
Cost of revenues (1)
License	535	84	685	229
Maintenance and services	17,045	10,441	46,153	24,398
Total cost of revenues	17,580	10,525	46,838	24,627
Gross profit	98,449	68,108	256,645	178,086
Operating expenses (1)
Research and development	39,534	18,961	103,455	49,635
Sales and marketing	85,720	53,052	236,776	138,999
General and administrative	21,446	12,917	75,125	35,275
Total operating expenses	146,700	84,930	415,356	223,909
Operating loss	(48,251)	(16,822)	(158,711)	(45,823)
Interest and other income (expense), net
Interest income, net	199	55	492	174
Other income (expense), net	(52)	(283)	(326)	(459)
Total interest and other income (expense), net	147	(228)	166	(285)
Loss before income taxes	(48,104)	(17,050)	(158,545)	(46,108)
Income tax provision (benefit)	447	(500)	1,543	269
Net loss	$(48,551)	$(16,550)	$(160,088)	$(46,377)

Basic and diluted net loss per share	$(0.40)	$(0.16)	$(1.35)	$(0.45)

Weighted-average shares used in computing basic and diluted net loss per share	120,331	106,008	118,895	104,063

(1)      Amounts include stock-based compensation expense, as follows:

Cost of revenues	$4,039	$1,165	$11,653	$2,735
Research and development	15,352	4,405	41,517	10,995
Sales and marketing	21,075	5,947	61,458	15,425
General and administrative	7,770	2,815	36,357	6,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net loss	$(48,551)	$(16,550)	$(160,088)	$(46,377)
Other comprehensive income (loss)
Net unrealized loss on investments	(57)	—	(61)	—
Foreign currency translation adjustments	(190)	87	(202)	(21)
Total other comprehensive income (loss)	(247)	87	(263)	(21)
Comprehensive loss	$(48,798)	$(16,463)	$(160,351)	$(46,398)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2014	2013
Cash flows from operating activities
Net loss	$(160,088)	$(46,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,968	4,500
Amortization of investment premiums	452	—
Stock-based compensation	150,985	36,124
Deferred income taxes	(793)	(1,188)
Excess tax benefits from employee stock plans	(1,108)	(539)
Impairment of long-lived asset	—	2,128
Changes in operating assets and liabilities
Accounts receivable, net	798	9,953
Prepaid expenses, other current and non-current assets	(2,041)	366
Accounts payable	1,045	267
Accrued payroll and compensation	4,605	2,532
Accrued expenses and other liabilities	12,673	5,220
Deferred revenue	36,956	26,433
Net cash provided by operating activities	52,452	39,419
Cash flows from investing activities
Purchases of investments	(691,277)	—
Maturities of investments	63,000	—
Acquisitions, net of cash acquired	(2,500)	(8,958)
Purchases of property and equipment	(11,200)	(7,265)
Net cash used in investing activities	(641,977)	(16,223)
Cash flows from financing activities
Proceeds from the exercise of stock options	12,805	18,865
Excess tax benefits from employee stock plans	1,108	539
Proceeds from employee stock purchase plans	8,355	6,076
Taxes paid related to net share settlement of equity awards	—	(2,752)
Payment related to build-to-suit lease obligation	(523)	—
Net cash provided by financing activities	21,745	22,728
Effect of exchange rate changes on cash and cash equivalents	(120)	32
Net increase (decrease) in cash and cash equivalents	(567,900)	45,956
Cash and cash equivalents
Beginning of period	897,453	305,939
End of period	$329,553	$351,895
Supplemental disclosures
Cash paid for income taxes	$877	$297
Non-cash investing and financing activities
Accrued purchases of property and equipment	477	856
Vesting of early exercised options	84	83
Capitalized construction costs related to build-to-suit lease	23,085	—

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

Foreign Currency

The functional currency of our foreign subsidiaries is the respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated Other Comprehensive Loss within Stockholders' Equity. Foreign currency transaction gains and losses are included in Other Income (Expense), Net and were not material for the three or nine months ended October 31, 2014 and 2013. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Investments

We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. Securities are classified as available-for-sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive loss. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors, the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included as a component of interest income.

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of October 31, 2014 and January 31, 2014 (in thousands):

	October 31, 2014				January 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$317,713	$—	$—	$317,713	$864,012	$—	$—	$864,012
U.S. treasury securities	$—	$627,758	$—	$627,758	$—	$—	$—	$—
Reported as:
Assets:
Cash and cash equivalents				$317,713				$864,012
Investments, current portion				466,835				—
Investments, non-current				160,923				—
Total				$945,471				$864,012

We invested in U.S. treasury securities during the nine months ended October 31, 2014, which we have classified as available-for-sale securities. The following table presents our available-for-sale investments as of October 31, 2014 (in thousands):

	October 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$—	$—	$—	$—
Investments, current portion:
U.S. treasury securities	466,899	62	(126)	466,835
Investments, non-current:
U.S. treasury securities	160,916	121	(114)	160,923
Total available-for-sale investments	$627,815	$183	$(240)	$627,758

As of October 31, 2014, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments are as follows (in thousands):

October 31, 2014
Due within one year	$466,835
Due within one to two years	160,923
Total	$627,758

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

(3)  Commitments and Contingencies

Office Lease Commitments

We lease our office spaces under non-cancelable leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $2.6 million and $1.9 million for the three months ended October 31, 2014 and 2013, respectively, and $7.5 million and $4.3 million for the nine months ended October 31, 2014 and 2013, respectively.

On April 29, 2014, we entered into an office lease (the "Lease") for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the "Premises"). The Premises will be allocated to approximately 95,000 square feet of rentable space (the "Initial Premises") which we expect to occupy in January 2016 and approximately 87,000 square feet of rentable space (the "Must-Take Premises"), which we expect to occupy one year thereafter. The Initial Premises and the Must-Take Premises each have a term of 84 months, subject to the completion of certain pre-occupancy improvements by our landlord. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for the Lease.

As a result of our involvement during the construction period, whereby we have certain indemnification obligations related to the construction, we are considered for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We have recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, net” and “Other liabilities, non-current” respectively, on our condensed consolidated balance sheets. We will increase the asset and corresponding long term liability as additional building costs are incurred by the landlord during the construction period. Once the landlord completes the construction of the Initial Premises, which is estimated to be in January 2016, we will evaluate the Lease in order to determine whether or not the Lease meets the criteria for “sale-leaseback” treatment.

The following summarizes our contractual commitments and obligations as of October 31, 2014:

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Office lease obligations	$148,884	$9,582	$37,200	$41,804	$60,298
 _________________________
*We entered into a sublease agreement on November 16, 2012 for a portion of our office space in the United Kingdom, and the future sublease rental income of $0.9 million has been included as an offset to our future minimum rental payments.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at October 31, 2014.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of
	October 31, 2014	January 31, 2014
Computer equipment and software	$26,478	$20,451
Furniture and fixtures	7,156	5,364
Leasehold improvements	9,660	7,128
Construction in progress (1)	23,085	—
	66,379	32,943
Less: accumulated depreciation and amortization	(23,143)	(17,438)
Property and equipment, net	$43,236	$15,505

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

Depreciation and amortization expense on Property and Equipment, net was $2.0 million and $3.6 million for the three months ended October 31, 2014 and 2013, respectively, and $5.7 million and $6.5 million for the nine months ended October 31, 2014 and 2013, respectively. Included in depreciation and amortization expense on Property and Equipment, net during the three and nine months ended October 31, 2013 was a $2.1 million impairment charge of a long-lived asset for previously capitalized software development costs for our Splunk Storm product as a result of our decision to make Splunk Storm available to customers at no cost.

(5)  Acquisitions, Goodwill and Intangible Assets

BugSense

On September 25, 2013, we acquired BugSense, a privately-held Delaware corporation, which developed and offered as a service an analytics solution for machine data generated by mobile devices. This acquisition has been accounted for as a business combination. The purchase price of $9.0 million paid in cash was allocated as follows: $4.7 million to identifiable intangible assets, $0.7 million to net deferred tax liability recorded and $0.7 million to net liabilities assumed, and the excess $5.7 million of the purchase price over the fair value of net assets acquired was recorded as goodwill allocated to our one operating segment. Goodwill is primarily attributable to our ability to further improve the overall performance of our mobile data gathering capabilities, expand our visibility into machine data generated by mobile devices and the value of acquired personnel. This goodwill is not deductible for U.S. income tax purposes. Pro forma results of operations of the acquired business have not been presented as we do not consider the results to have a material effect during any of the periods presented on our Condensed Consolidated Statement of Operations.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except Useful Life):

	Fair value	Useful Life (months)
Developed technology	$2,940	36
Customer relationships	1,460	36
Other acquired intangible assets	330	24
Total intangible assets subject to amortization	$4,730

Cloudmeter

On December 6, 2013, we acquired Cloudmeter, a privately-held Delaware corporation, which developed technology that enables users to capture machine data directly from network traffic. This acquisition has been accounted for as a business combination. The purchase price of $21.0 million paid in cash was allocated as follows: $8.5 million to identifiable intangible assets, $0.6 million to net deferred tax liability recorded and $0.2 million to net liabilities assumed, and the excess $13.3 million of the purchase price over the fair value of net assets acquired was recorded as goodwill allocated to our one operating segment. Goodwill is primarily attributable to enhancing the ability of our customers to analyze machine data directly from their networks and correlate it with other machine-generated data to gain insights across our core use cases in application and infrastructure management, IT operations, security and business analytics. This goodwill is not deductible for U.S. income tax purposes. Pro forma results of operations of the acquired business have not been presented as we do not consider the results to have a material effect on any of the periods presented in our Consolidated Statements of Operations.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except Useful Life):

	Fair value	Useful Life (months)
Developed technology	$7,330	48
In-process research and development	500	Indefinite
Customer relationships	160	36
Other acquired intangible assets	480	24-36
Total intangible assets subject to amortization	$8,470

Intangible Assets

Intangible assets subject to amortization obtained from acquisitions as of October 31, 2014 are as follows (in thousands, except Useful Life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (months)
Developed technology	$12,770	$(2,742)	$10,028	34
Customer relationships	1,620	(576)	1,044	23
Other acquired intangible assets	810	(336)	474	20
Total intangible assets subject to amortization	$15,200	$(3,654)	$11,546

Additionally, we recognized $0.5 million in expense related to the change in net realizable value of in-process research and development obtained upon the acquisition of Cloudmeter during the three months ended October 31, 2014.

The expected future amortization expense for acquired intangible assets as of October 31, 2014 is as follows (in thousands):

Fiscal Period:
Remaining three months of fiscal 2015	$1,130
Fiscal 2016	4,462
Fiscal 2017	3,802
Fiscal 2018	2,152
Total amortization expense	$11,546

(6)  Debt Financing Facilities

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank. The agreement provides for a revolving line of credit facility, which expires May 9, 2015. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in October 2014) or the LIBOR rate plus 2.75%. As of October 31, 2014, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of October 31, 2014.

(7)  Stock Compensation Plans

The following table summarizes the stock option and restricted stock unit ("RSU") award activity during the nine months ended October 31, 2014:

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
					(in thousands)
Balances as of January 31, 2014	5,918,773	11,094,438	$4.84	6.42	$800,933	9,993,688
Additional Shares Authorized	5,804,975
Options granted	(40,000)	40,000	88.64
Options exercised	—	(3,348,239)	3.82
Options forfeited and expired	284,912	(284,912)	6.64
RSUs granted	(2,829,729)					2,829,729
RSUs vested						(1,268,114)
RSUs forfeited	864,807					(864,807)
Balances as of October 31, 2014	10,003,738	7,501,287	$5.67	5.93	$454,089	10,690,496
Vested and expected to vest		7,493,476	$5.65	5.93	$453,748	10,288,688
Exercisable as of October 31, 2014		4,845,252	$3.37	5.23	$303,867

(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of October 31, 2014.

During fiscal 2015, we began requiring that employees sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes, rather than our previous approach of net share settlement.

During the nine months ended October 31, 2014, $1.1 million of tax benefits have been realized from exercised stock options. At October 31, 2014, there was a total unrecognized compensation cost of $11.0 million related to these stock options, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.13 years. At October 31, 2014, total unrecognized compensation cost was $466.2 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.99 years.

The total intrinsic value of options exercised during the nine months ended October 31, 2014 was $219.8 million. The weighted-average grant date fair value of RSUs granted was $59.34 per share for the nine months ended October 31, 2014.

(8)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
United States	$91,190	$61,844	$231,895	$159,599
International	24,839	16,789	71,588	43,114
Total revenues	$116,029	$78,633	$303,483	$202,713

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. At October 31, 2014, there was one channel partner that represented approximately 32% of total accounts receivable and approximately 17% and 14% of total revenues during the three months and nine months ended October 31, 2014, respectively. The accounts receivable and revenues from this channel partner is comprised of a number of customer transactions, none of which were individually greater than 10% of total accounts receivable at October 31, 2014 or total revenues for the three months or nine months ended October 31, 2014. At January 31, 2014, no customer or channel partner represented greater than 10% of total accounts receivable.

Property and Equipment

The following table presents our property and equipment by geographic region for the periods presented (in thousands):

	As of
	October 31, 2014	January 31, 2014
United States	$39,789	$14,005
International	3,447	1,500
Total property and equipment, net	$43,236	$15,505

Other than the United States, no other country represented 10% or more of our total property and equipment as of October 31, 2014 or January 31, 2014.

(9)  Income Taxes

For the three months ended October 31, 2014 and 2013, we recorded $0.4 million in income tax expense and $0.5 million in income tax benefit, respectively. The increase in income tax expense was primarily due to an increase in taxable income in our international jurisdictions and state franchise tax, as well as the absence of a partial release of the valuation allowance as a result of a prior year acquisition. For the nine months ended October 31, 2014 and 2013, we recorded $1.5 million and $0.3 million in income tax expense, respectively. The increase was primarily due to an increase in taxable income in our international jurisdictions and state franchise tax, as well as the absence of a partial release of the valuation allowance as a result of a prior year acquisition.

There were no material changes to our unrecognized tax benefits in the nine months ended October 31, 2014, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Numerator:
Net loss	$(48,551)	$(16,550)	$(160,088)	$(46,377)
Denominator:
Weighted-average common shares outstanding	120,365	106,079	118,938	104,144
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(34)	(71)	(43)	(81)
Weighted-average shares used to compute net loss per share, basic and diluted	120,331	106,008	118,895	104,063
Net loss per share, basic and diluted	$(0.40)	$(0.16)	$(1.35)	$(0.45)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of October 31,
	2014	2013
Shares subject to outstanding common stock options	7,501	13,191
Shares subject to outstanding RSUs	10,690	4,316
Employee stock purchase plan	368	296
Total	18,559	17,803

(11)  Related Party Transactions

Certain members of our board of directors ("Board") serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours.  We believe the transactions between these companies and us were carried out on terms that are consistent with similar transactions with our other similarly situated customers or vendors. We recognized revenues from sales to these companies of $0.8 million and $0.6 million for the three months ended October 31, 2014 and 2013, respectively, and $2.3 million and $1.8 million for the nine months ended October 31, 2014 and 2013, respectively. We also recorded $0.5 million and $0.3 million in expenses related to purchases from these companies during the three months ended October 31, 2014 and 2013, respectively, and $1.4 million and $0.9 million for the nine months ended October 31, 2014 and 2013, respectively. We had $6.9 million and $0 of accounts receivable from these companies as of October 31, 2014 and January 31, 2014, respectively. There were no accounts payable to these companies as of October 31, 2014 or January 31, 2014.

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

Splunk Cloud delivers the core functionalities of Splunk Enterprise as a scalable, reliable cloud service. During fiscal 2014, we introduced the first version of our product now known as Hunk: Splunk Analytics for Hadoop and NoSQL Data Stores, which is a software product that enables exploration, analysis and visualization of data in Hadoop and NoSQL. During the third quarter of fiscal 2015, we introduced Splunk MINT Express, the first new product from our acquisition of BugSense, which enables customers to gain greater operational intelligence from mobile apps. We intend to continue investing for long-term growth. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling features, address customer needs and enable solutions that can address new end markets. In addition, we expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally.

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

For the three months ended October 31, 2014 and 2013, our total revenues were $116.0 million and $78.6 million, respectively, representing year-over-year growth of approximately 48%. For the three months ended October 31, 2014 and 2013, approximately 21% of our total revenues were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of October 31, 2014, we had over 8,400 customers.

For the three months ended October 31, 2014 and 2013, our GAAP operating loss was $48.3 million and $16.8 million, respectively. Our non-GAAP operating income was $2.7 million and $0.9 million for the three months ended October 31, 2014 and 2013, respectively.

For the three months ended October 31, 2014 and 2013, our GAAP net loss was $48.6 million and $16.6 million, respectively. Our non-GAAP net income was $2.4 million and $0.4 million for the three months ended October 31, 2014 and 2013, respectively.

Our quarterly results reflect seasonality in the sale of our products and services. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenues in the following first fiscal quarter. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short-term. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period.

Non-GAAP Financial Results

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross margin, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, employer payroll tax expense related to employee stock plans, amortization of acquired intangible assets, ground lease expense related to a build-to-suit lease obligation, impairment of a long-lived asset, acquisition-related costs and the partial release of the valuation allowance due to acquisition. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by our management in its financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance. In particular, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe that providing non-GAAP financial measures that exclude this expense allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude the non-cash charge for previously capitalized research and development expense for our Splunk Storm product (reflected as an impairment of a long-lived asset) as a result of our strategic decision to start making Splunk Storm available at no cost to customers, a decision that we expect to be infrequent in nature. We also exclude acquisition-related costs, amortization of acquired intangible assets and ground lease expense related to a build-to-suit lease obligation from our non-GAAP financial measures because these are considered by management to be outside of our core operating results. We further exclude the partial release of the valuation allowance due to acquisition from non-GAAP net income (loss) and non-GAAP net income (loss) per share because it is also considered by management to be outside our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet.

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

The following table reconciles net cash provided by operating activities to free cash flow for the three and nine months ended October 31, 2014 and 2013 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net cash provided by operating activities	$24,205	$13,317	$52,452	$39,419
Less purchases of property and equipment	(4,054)	(4,035)	(11,200)	(7,265)
Free cash flow (Non-GAAP)	$20,151	$9,282	$41,252	$32,154
Net cash used in investing activities	$(343,378)	$(12,993)	$(641,977)	$(16,223)
Net cash provided by financing activities	$3,627	$4,374	$21,745	$22,728

The following table reconciles GAAP gross margin to non-GAAP gross margin for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
GAAP gross margin	84.8%	86.6%	84.6%	87.9%
Stock-based compensation expense	3.5	1.5	3.8	1.3
Employer payroll tax on employee stock plans	0.1	0.1	0.1	—
Amortization of acquired intangible assets	0.6	0.1	0.7	—
Impairment of long-lived asset	—	2.7	—	1.0
Non-GAAP gross margin	89.0%	91.0%	89.2%	90.2%

The following table reconciles GAAP operating loss to non-GAAP operating income (loss) for the three and nine months ended October 31, 2014 and 2013 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
GAAP operating loss	$(48,251)	$(16,822)	$(158,711)	$(45,823)
Stock-based compensation expense	48,236	14,332	150,985	36,124
Employer payroll tax on employee stock plans	1,092	691	4,821	1,857
Amortization of acquired intangible assets	1,422	136	3,247	136
Impairment of long-lived asset	—	2,128	—	2,128
Acquisition-related costs	—	408	—	408
Ground lease expense related to build-to-suit lease obligation	222	—	444	—
Non-GAAP operating income (loss)	$2,721	$873	$786	$(5,170)

The following table reconciles GAAP operating margin to non-GAAP operating margin for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
GAAP operating margin	(41.6)%	(21.4)%	(52.3)%	(22.6)%
Stock-based compensation expense	41.6	18.2	49.8	17.8
Employer payroll tax on employee stock plans	0.9	0.9	1.6	0.9
Amortization of acquired intangible assets	1.2	0.2	1.1	0.1
Impairment of long-lived asset	—	2.7	—	1.0
Acquisition-related costs	—	0.5	—	0.2
Ground lease expense related to build-to-suit lease obligation	0.2	—	0.1	—
Non-GAAP operating margin	2.3%	1.1%	0.3%	(2.6)%

The following table reconciles GAAP net loss to non-GAAP net income (loss) for the three and nine months ended October 31, 2014 and 2013 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
GAAP net loss	$(48,551)	$(16,550)	$(160,088)	$(46,377)
Stock-based compensation expense	48,236	14,332	150,985	36,124
Employer payroll tax on employee stock plans	1,092	691	4,821	1,857
Amortization of acquired intangible assets	1,422	136	3,247	136
Impairment of long-lived asset	—	2,128	—	2,128
Acquisition-related costs	—	408	—	408
Ground lease expense related to build-to-suit lease obligation	222	—	444	—
Partial release of the valuation allowance due to acquisition	—	(747)	—	(747)
Non-GAAP net income (loss)	$2,421	$398	$(591)	$(6,471)

The following table reconciles the shares used in computing basic and diluted GAAP and non-GAAP net income (loss) per share for the three and nine months ended October 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Weighted-average shares used in computing GAAP basic net loss per share	120,331	106,008	118,895	104,063
Effect of dilutive securities: Employee stock awards	6,541	12,117	—	—
Weighted-average shares used in computing Non-GAAP basic and diluted net income (loss) per share	126,872	118,125	118,895	104,063

GAAP basic and diluted net loss per share	$(0.40)	$(0.16)	$(1.35)	$(0.45)
Non-GAAP basic and diluted net income (loss) per share	$0.02	$0.00	$(0.00)	$(0.06)

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

Professional services and training revenues as a percentage of total revenues were 8% and 7% for the three months ended October 31, 2014 and 2013, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Revenues
License	$71,754	$50,873	$185,109	$130,230
Maintenance and services	44,275	27,760	118,374	72,483
Total revenues	116,029	78,633	303,483	202,713
Cost of revenues
License	535	84	685	229
Maintenance and services	17,045	10,441	46,153	24,398
Total cost of revenues	17,580	10,525	46,838	24,627
Gross profit	98,449	68,108	256,645	178,086
Operating expenses
Research and development	39,534	18,961	103,455	49,635
Sales and marketing	85,720	53,052	236,776	138,999
General and administrative	21,446	12,917	75,125	35,275
Total operating expenses	146,700	84,930	415,356	223,909
Operating loss	(48,251)	(16,822)	(158,711)	(45,823)
Interest and other income (expense), net
Interest income	199	55	492	174
Other income (expense), net	(52)	(283)	(326)	(459)
Total interest and other income (expense), net	147	(228)	166	(285)
Loss before income taxes	(48,104)	(17,050)	(158,545)	(46,108)
Income tax provision (benefit)	447	(500)	1,543	269
Net loss	$(48,551)	$(16,550)	$(160,088)	$(46,377)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(as % of revenues)
Condensed Consolidated Statement of Operations Data:
Revenues
License	61.8%	64.7%	61.0%	64.2%
Maintenance and services	38.2	35.3	39.0	35.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	0.7	0.2	0.4	0.2
Maintenance and services (1)	38.5	37.6	39.0	33.7
Total cost of revenues	15.2	13.4	15.4	12.1
Gross profit	84.8	86.6	84.6	87.9
Operating expenses
Research and development	34.1	24.1	34.1	24.5
Sales and marketing	73.8	67.5	78.0	68.6
General and administrative	18.5	16.4	24.8	17.4
Total operating expenses	126.4	108.0	136.9	110.5
Operating loss	(41.6)	(21.4)	(52.3)	(22.6)
Interest and other income (expense), net
Interest income (expense), net	0.2	0.1	0.2	0.1
Other income (expense), net	—	(0.4)	(0.1)	(0.2)
Total interest and other income (expense), net	0.2	(0.3)	0.1	(0.1)
Loss before income taxes	(41.4)	(21.7)	(52.2)	(22.7)
Income tax provision (benefit)	0.4	(0.6)	0.5	0.1
Net loss	(41.8)%	(21.1)%	(52.7)%	(22.8)%

(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended October 31, 2014 and 2013

Revenues

	Three Months Ended October 31,
	2014	2013	% Change
	($ amounts in thousands)
Revenues
License	$71,754	$50,873	41.0%
Maintenance and services	44,275	27,760	59.5%
Total revenues	$116,029	$78,633	47.6%
Percentage of revenues
License	61.8%	64.7%
Maintenance and services	38.2	35.3
Total	100.0%	100.0%

The increase in license revenues of $20.9 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of large orders. For example, we had 290 and 207 orders greater than $100,000 for the three months ended October 31, 2014 and 2013, respectively. Our total number of customers increased from approximately 6,400 at October 31, 2013 to more than 8,400 at October 31, 2014. The increase in maintenance and services revenues of $16.5 million was due to increases in sales of maintenance agreements as well as sales of professional services resulting from the growth of our installed customer base.

Cost of Revenues and Gross Margin

	Three Months Ended October 31,
	2014	2013	% Change
	($ amounts in thousands)
Cost of revenues
License	$535	$84	536.9%
Maintenance and services	17,045	10,441	63.3%
Total cost of revenues	$17,580	$10,525	67.0%
Gross margin
License	99.3%	99.8%
Maintenance and services	61.5%	62.4%
Total gross margin	84.8%	86.6%

Total cost of revenues increased $7.1 million due to the increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues was primarily related to an increase of $5.3 million in salaries and benefits expense, which includes a $2.9 million increase in stock-based compensation expense, due to increased headcount, an increase of $2.1 million related to professional services expense and an increase of $0.9 million related to overhead costs. These increases were partially offset by a $2.1 million decrease due to the absence of a prior year impairment charge of a long-lived asset for previously capitalized software development costs for our Splunk Storm product as a result of our decision to make Splunk Storm available to customers at no cost.

Operating Expenses

	Three Months Ended October 31,
	2014	2013	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$39,534	$18,961	108.5%
Sales and marketing	85,720	53,052	61.6%
General and administrative	21,446	12,917	66.0%
Total operating expenses	$146,700	$84,930	72.7%
Percentage of revenues
Research and development	34.1%	24.1%
Sales and marketing	73.8	67.5
General and administrative	18.5	16.4
Total	126.4%	108.0%

(1) Includes stock-based compensation expense:
Research and development	$15,352	$4,405
Sales and marketing	21,075	5,947
General and administrative	7,770	2,815
Total stock-based compensation expense	$44,197	$13,167

Research and development expense.  Research and development expense increased $20.6 million primarily due to a $17.6 million increase in salaries and benefits, which includes a $10.9 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products. We also had an increase of $2.6 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $32.7 million primarily due to a $24.6 million increase in salaries and benefits, which includes a $15.1 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $4.3 million in expenses due to increased facilities and overhead, as well as an increase of $2.3 million in marketing program fees as a result of increases due to our annual users’ conference, marketing events and advertising. Additionally, we had an increase of $1.1 million in travel expenses due to increased travel from our growing field sales organization.

General and administrative expense.  General and administrative expense increased $8.5 million due primarily to an increase of $7.8 million related to salaries and benefits, which includes a $5.0 million increase in stock-based compensation expense, due to increased headcount.

Interest and Other Income (Expense), net

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Interest and other income (expense), net:
Interest income	$199	$55
Other income (expense), net	(52)	(283)
Total interest and other income (expense), net	$147	$(228)

Interest and other income (expense), net reflects a net increase in income primarily due to an increase in interest income from our investments.

Income Tax Provision (Benefit)

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Income tax provision (benefit)	$447	$(500)

For the three months ended October 31, 2014, we recorded an income tax expense that was primarily attributable to an increase in tax expense from our increased activity in our foreign operations and state franchise tax and the absence of a partial release of the valuation allowance as a result of a prior year acquisition.

Comparison of the Nine Months Ended October 31, 2014 and 2013

Revenues

	Nine Months Ended October 31,
	2014	2013	% Change
	($ amounts in thousands)
Revenues
License	$185,109	$130,230	42.1%
Maintenance and services	118,374	72,483	63.3%
Total revenues	$303,483	$202,713	49.7%
Percentage of revenues
License	61.0%	64.2%
Maintenance and services	39.0	35.8
Total	100.0%	100.0%

The increase in license revenues of $54.9 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of large orders. For example, we had 683 and 502 orders greater than $100,000 for the nine months ended October 31, 2014 and 2013, respectively. Our total number of customers increased from approximately 6,400 at October 31, 2013 to more than 8,400 at October 31, 2014. The increase in maintenance and services revenues of $45.9 million was due to increases in sales of maintenance agreements as well as sales of professional services resulting from the growth of our installed customer base.

Cost of Revenues and Gross Margin

	Nine Months Ended October 31,
	2014	2013	% Change
	($ amounts in thousands)
Cost of revenues
License	$685	$229	199.1%
Maintenance and services	46,153	24,398	89.2%
Total cost of revenues	$46,838	$24,627	90.2%
Gross margin
License	99.6%	99.8%
Maintenance and services	61.0%	66.3%
Total gross margin	84.6%	87.9%

Total cost of revenues increased $22.2 million due to the increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues was primarily related to an increase of $15.5 million in salaries and benefits expense, which includes a $8.9 million increase in stock-based compensation expense, due to increased headcount, an increase of $4.8 million related to professional services expense, an increase of $2.3 million related to overhead costs and an increase of $1.3 million of travel expenses from our services organizations. These increases were partially offset by a $2.1 million decrease due to the absence of a prior year impairment charge of a long-lived asset for previously capitalized software development costs for our Splunk Storm product as a result of our decision to make Splunk Storm available to customers at no cost.

Operating Expenses

	Nine Months Ended October 31,
	2014	2013	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$103,455	$49,635	108.4%
Sales and marketing	236,776	138,999	70.3%
General and administrative	75,125	35,275	113.0%
Total operating expenses	$415,356	$223,909	85.5%
Percentage of revenues
Research and development	34.1%	24.5%
Sales and marketing	78.0	68.6
General and administrative	24.8	17.4
Total	136.9%	110.5%

(1) Includes stock-based compensation expense:
Research and development	$41,517	$10,995
Sales and marketing	61,458	15,425
General and administrative	36,357	6,969
Total stock-based compensation expense	$139,332	$33,389

Research and development expense.  Research and development expense increased $53.8 million primarily due to a $46.3 million increase in salaries and benefits, which includes a $30.5 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products. We also had an increase of $6.2 million related to overhead costs and an increase of $1.3 million due to payroll related taxes as a result of increased headcount.

Sales and marketing expense.  Sales and marketing expense increased $97.8 million primarily due to a $78.8 million increase in salaries and benefits, which includes a $46.0 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $10.2 million in expenses due to increased facilities and overhead as a result of our international expansion efforts. We had a $4.3 million increase in marketing program fees as a result of increases due to our annual users’ conference, marketing events and advertising. Additionally, we had an increase of $4.0 million in travel expenses due to increased travel from our growing field sales organization.

General and administrative expense.  General and administrative expense increased $39.9 million due primarily to an increase of $37.3 million related to salaries and benefits, which includes a $29.4 million increase in stock-based compensation expense, in part due to an acceleration of stock-based compensation expense of $13.1 million related to the return of two restricted stock unit grants from our Chief Executive Officer, as well as increased headcount.

Interest and Other Income (Expense), net

	Nine Months Ended October 31,
	2014	2013
	(in thousands)
Interest and other income (expense), net:
Interest income	$492	$174
Other income (expense), net	(326)	(459)
Total interest and other income (expense), net	$166	$(285)

Interest and other income (expense), net reflects a net increase in income primarily due to an increase in interest income from our investments.

Income Tax Provision

	Nine Months Ended October 31,
	2014	2013
	(in thousands)
Income tax provision	$1,543	$269

For the nine months ended October 31, 2014, we recorded an income tax expense that was primarily attributable to an increase in tax expense from our increased activity in our foreign operations and state franchise tax and the absence of a partial release of the valuation allowance as a result of a prior year acquisition.

Liquidity and Capital Resources

	October 31, 2014	January 31, 2014
	(in thousands)
Cash and cash equivalents	$329,553	$897,453

	Nine Months Ended October 31,
	2014	2013
	(in thousands)
Cash provided by operating activities	$52,452	$39,419
Cash used in investing activities	(641,977)	(16,223)
Cash provided by financing activities	21,745	22,728

Since fiscal 2010 we have funded our operations primarily through cash generated from operations. At October 31, 2014, our cash and cash equivalents of $329.6 million were held for working capital purposes, a majority of which was invested in money market funds. We intend to increase our capital expenditures for the remainder of fiscal 2015, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our products and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

In the nine months ended October 31, 2014, cash inflows from our operating activities were $52.5 million, which reflects our net loss of $160.1 million, adjusted by non-cash charges of $158.5 million, consisting primarily of $151.0 million for stock-based compensation, $9.0 million for depreciation and amortization, $0.4 million for amortization of investment premiums, partially offset by $1.1 million for excess tax benefits from employee stock plans and $0.8 million for deferred income taxes. Sources of cash inflows were from changes in our working capital, including a $37.0 million increase in deferred revenue, a $12.7 million increase in accrued expenses and other liabilities, a $4.6 million increase in accrued payroll and compensation, a $1.0 million increase in accounts payable and a $0.8 million decrease in accounts receivable due to strong collections. These cash inflows were offset by a $2.0 million increase in prepaid expense and other current and non-current assets.

In the nine months ended October 31, 2013, cash inflows from our operating activities were $39.4 million, which reflects our net loss of $46.4 million, adjusted by non-cash charges of $41.0 million, consisting primarily of $36.1 million for stock-based compensation, $4.5 million for depreciation and amortization, $2.1 million related to the impairment of a long-lived asset, partially offset by $1.2 million for deferred income taxes and $0.5 million for excess tax benefits from employee stock plans. Sources of cash inflows were from changes in our working capital, including a $10.0 million decrease in accounts receivable due to strong collections, a $26.4 million increase in deferred revenue, a $5.2 million increase in accrued expenses and other liabilities and a $2.5 million increase in accrued payroll and compensation. These cash inflows were partially offset by a $0.4 million increase in prepaid expense and other current and non-current assets.

Investing Activities

In the nine months ended October 31, 2014, cash used in investing activities of $642.0 million was primarily attributable to $691.3 million of investments in U.S. treasury securities, $11.2 million of capital expenditures for the purchase of technology and hardware as well as purchases related to our facilities and infrastructure and $2.5 million which was used for a technology asset acquisition. These cash outflows were partially offset by $63.0 million cash inflow due to the maturities of our investments.

In the nine months ended October 31, 2013, cash used in investing activities of $16.2 million was primarily attributable to $9.0 million of cash purchase price paid, net of cash acquired, for an acquisition and $7.3 million of capital expenditures for technology and hardware, as well as leasehold improvements on our corporate headquarters in San Francisco, California to support the growth of our business.

Financing Activities

In the nine months ended October 31, 2014, cash provided by financing activities of $21.7 million consisted primarily of $12.8 million of proceeds from the exercise of stock options, $8.3 million of proceeds from our employee stock purchase plan and $1.1 million of proceeds from excess tax benefits from employee stock plans, partially offset by a $0.5 million lease deposit payment which, for accounting purposes only, is treated as a payment related to a build-to-suit lease obligation.

In the nine months ended October 31, 2013, cash provided by financing activities of $22.7 million consisted primarily of $18.9 million of proceeds from the exercise of stock options and $6.1 million of proceeds from our employee stock purchase plan, partially offset by $2.8 million of taxes paid related to the net settlement of RSUs.

Loan and Security Agreement

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank. The agreement provides for a revolving line of credit facility, which expires May 9, 2015. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in October 2014) or the LIBOR rate plus 2.75%. As of October 31, 2014, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company.

In addition, the agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of October 31, 2014.

Contractual Payment Obligations

We lease our office spaces under non-cancelable leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $2.6 million and $1.9 million for the three months ended October 31, 2014 and 2013, respectively, and $7.5 million and $4.3 million for the nine months ended October 31, 2014 and 2013, respectively.

On April 29, 2014, we entered into an office lease (the "Lease") for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the "Premises"). The Premises will be allocated to approximately 95,000 square feet of rentable space (the "Initial Premises") which we expect to occupy in January 2016 and approximately 87,000 square feet of rentable space (the "Must-Take Premises"), which we expect to occupy one year thereafter. The Initial Premises and the Must-Take Premises each have a term of 84 months, subject to the completion of certain pre-occupancy improvements by our landlord. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for the Lease.

As a result of our involvement during the construction period, whereby we have certain indemnification obligations related to the construction, we are considered for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We have recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, net” and “Other liabilities, non-current” respectively, on our condensed consolidated balance sheets. We will increase the asset and corresponding long term liability as additional building costs are incurred by the landlord during the construction period. Once the landlord completes the construction of the Initial Premises, which is estimated to be in January 2016, we will evaluate the Lease in order to determine whether or not the Lease meets the criteria for “sale-leaseback” treatment.

The following summarizes our contractual commitments and obligations as of October 31, 2014:

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Office lease obligations	$148,884	$9,582	$37,200	$41,804	$60,298

 _________________________
*We entered into a sublease agreement on November 16, 2012 for a portion of our office space in the United Kingdom, and the future sublease rental income of $0.9 million has been included as an offset to our future minimum rental payments.

Off-Balance Sheet Arrangements

During the three months and nine months ended October 31, 2014 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of any amounts at October 31, 2014.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of October 31, 2014, we had no balance outstanding under this agreement.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three and nine months ended October 31, 2014 and 2013. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our revenues and operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our license revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into term licenses for our software, whereby the license fee is recognized ratably over the license term, and, in combination with our introduction of enterprise adoption agreements, we have seen the proportion of our customer orders where revenue will be recognized ratably increase steadily as a percentage of total orders. At the beginning of each quarter, we do not know the ratio between perpetual licenses and term licenses that we will enter into during the quarter. In the third quarter of fiscal 2015, 34% of total license orders will be recognized ratably. As a result, our operating results could be significantly impacted by unexpected shifts in the ratio between perpetual licenses and term licenses. In addition, the size of our licenses varies greatly, and a single, large perpetual license in a given period could distort our operating results. The timing and size of large transactions are often hard to predict in any particular period. Further, since we recognize a portion of our revenue ratably over the life of the term license agreements and maintenance agreements, a portion of the revenue we report in each quarter is the result of agreements entered into during previous quarters.  Consequently, a decline in business from term license agreements or maintenance agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters.  Accordingly, the effect of downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

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

•
our ability to successfully introduce and monetize new products and licensing and service models for our new products, such as Hunk: Splunk Analytics for Hadoop and NoSQL Data Stores (“Hunk”), Splunk Cloud and Splunk MINT Express;

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of October 31, 2014, approximately 36% of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $329.8 million at October 31, 2014. Because the market for our products is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and functionality for our products. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our products, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

During the three and nine months ended October 31, 2014, we derived approximately 21% and 24% of our total revenues from customers outside the United States, respectively, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our products or renew their maintenance agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. In addition, although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our products and cloud services and could have a material adverse effect on our business operations and financial results.

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

Furthermore, our products are subject to United States export controls that prohibit the shipment of certain products and services without the required export authorizations or export to countries, governments, and persons targeted by United States sanctions. While we take precautions to prevent our products and services from being exported in violation of these laws, including implementing IP address blocking and screenings against U.S. Government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. For example, in certain instances, we shipped our encryption products prior to obtaining the required export authorizations and certain of our products that are available at no cost have been downloaded by persons in countries that are the subject of United States embargoes. These exports were likely made in violation of United States export control and sanction laws. In March 2012, we filed Final Voluntary Self Disclosures with the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”), and the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), concerning these potential violations. On July 3, 2012, OFAC notified us that it had completed its review of these matters and closed its review with the issuance of a Cautionary Letter, and on November 15, 2012, BIS notified us that it had completed its review of these matters and closed its review with the issuance of a Warning Letter.  No monetary penalties were assessed against us by either OFAC or BIS with respect to the 2012 filings. In addition, we filed an Initial Voluntary Self Disclosure in October 2014 with BIS and OFAC. We are currently in the process of preparing the Final Voluntary Disclosure for submission to BIS and OFAC.

Based upon our internal review, we believe that we have not had any paying customers in countries sanctioned by the United States Government, and have instituted procedures, including IP blocking, that are intended to prevent any downloads from being made into sanctioned countries in the future. In addition, we have implemented screening of our customers against the United States Government and international lists of prohibited persons, including the Treasury Department’s List of Specially Designated Nationals and the Commerce Department’s List of Denied Persons. Based upon our internal review, we believe that we do not have any paying or non-paying customers on any United States Government lists of prohibited persons. We have instituted a process for screening all paying and non-paying customers against United States Government lists of prohibited persons going forward.

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

SaaS is a model of software deployment in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. In October 2013, we released Splunk Cloud, our cloud-

based service that provides a fully functional version of Splunk Enterprise. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a SaaS model. In order to provide Splunk Cloud via a SaaS deployment, we have made and will continue to make capital investments to implement this alternative business model, which could negatively affect our financial results.  Even with these investments, the SaaS business model for Splunk Cloud may not be successful. Moreover, sales of Splunk Cloud could displace sales of our Splunk Enterprise software licenses. In addition, the change to a SaaS model results in changes in the manner in which we recognize revenues. Changes in revenue recognition would affect our operating results and could have an adverse effect on our business operations and financial results.

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

Privacy and data information security have become a significant issue in the United States and in many other countries where we offer licenses of our software and subscriptions of our cloud services. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act (HIPAA) of 1996 and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act implemented in Germany.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of October 31, 2014, we had outstanding approximately 120.9 million shares of our common stock. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

Date: December 10, 2014

SPLUNK INC.

	By:	/s/ David F. Conte
David F. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT
INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K filed on September 15, 2014).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document