Form 10-K
period 2015-01-31
SPLUNK INC
filed 2015-03-31
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: January 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    No  ☒
As of July 31, 2014, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $5,498,673,543 based on the number of shares held by non-affiliates as of July 31, 2014 and based on the last reported sale price of the registrant's common stock on July 31, 2014.

The number of shares outstanding of the Registrant's Common Stock as of March 23, 2015 was 125,017,093 shares.

Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for the 2015 Annual Stockholders' Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1. Business
Overview
Splunk provides innovative software products that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our products enable users to collect, index, search, explore, monitor and analyze data regardless of format or source. Our products address large and diverse data sets commonly referred to as big data and are specifically tailored for machine-generated data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities and security threats. Beyond an organization's traditional IT and security infrastructure, every processor-based system, including HVAC controllers, smart electrical meters, GPS devices and radio-frequency identification tags, and many consumer-oriented systems, such as electronic wearables, many manufacturing systems, mobile devices, automobiles and medical devices that contain embedded electronic devices, are also continuously generating machine data. Our products help organizations gain value from all of these different sources and forms of machine data.
Our products are intended to help users in various roles, including IT, security and business professionals, quickly analyze their machine data and achieve real-time visibility into and intelligence about their organization's operations. We believe this operational intelligence enables organizations to improve service levels, reduce costs, mitigate security risks, demonstrate and maintain compliance and gain new customer and business insights that enable them to make better decisions.

Our flagship product is Splunk Enterprise, which at its core is a proprietary machine data engine, comprised of collection, indexing, search, reporting, analysis, alerting, monitoring and data management capabilities. Splunk Enterprise can collect and index hundreds of terabytes of machine data daily, irrespective of format or source. Our machine data engine uses our patented data processing architecture that enables dynamic schema creation on the fly, enabling users to run queries on data without having to understand the structure of the data prior to collection and indexing. This is in contrast to traditional IT systems that require users to establish the format of their data prior to collection in order to answer a pre-set list of questions. Our technology delivers speed and scalability when processing massive amounts of machine data. Our software leverages improvements in the cost and performance of commodity computing and can be deployed in a wide variety of computing environments, from a single laptop to large globally distributed data centers as well as public, private and hybrid cloud environments.
Our Splunk Cloud service delivers the core functionalities of Splunk Enterprise as a scalable, reliable cloud service. These capabilities include monitoring and alerting, role-based access controls, data modeling, pivot, knowledge mapping, report acceleration and visibility across on-premises and cloud deployments. Splunk Cloud runs in Amazon Web Services ("AWS"). Our Splunk Cloud service can be delivered solely as a cloud service or via a hybrid cloud approach, in which a single Splunk interface can search both on-premise Splunk Enterprise instances as well as Splunk Cloud instances.
We complement the capabilities of Splunk Enterprise and Splunk Cloud with additional content ("apps" and "add-ons") that can be deployed directly on top of the core platform. These apps and add-ons, which are generally available for download via our Splunk Apps website, provide functionality in the form of pre-built data inputs, searches, reports, alerts and dashboards that make it easier and faster for our customers to address specific use cases. Splunk, along with a number of third-party developers and customers, have developed hundreds of apps and add-ons for the most common data sources and valuable use cases in our core and adjacent markets. While many of these apps and add-ons are available as free downloads, we also develop and sell premium apps such as the Splunk App for Enterprise Security, Splunk App for Microsoft Exchange, Splunk App for PCI Compliance and Splunk App for VMware. Examples of apps that we have developed and currently offer at no additional cost include Splunk App for AWS, the Splunk App for Microsoft Active Directory, Splunk DB Connect, Splunk Hadoop Connect, the Splunk App for Hadoop Operations and Splunk Open Database Connectivity (ODBC) Driver. In addition, the Splunk App for Stream enables our customers to capture real-time network data, increasing the breadth of machine data consumed by the core platform. We are also developing cloud-specific Splunk apps, such as our Splunk App for Salesforce, which enables users of our Splunk Cloud service to leverage their Salesforce data along with other machine data within Splunk Cloud. Splunk apps have also enabled Splunk to target new markets and disrupt markets traditionally served by point solutions. Often, as customers use additional apps, this generates expanded usage, licensing and revenues for Splunk Enterprise and Splunk Cloud.
As part of our strategy to offer an open platform, we provide application programming interfaces ("APIs") and software development kits ("SDKs") in major programming languages. These enable developers to build enterprise-grade apps that run on top of Splunk Enterprise or Splunk Cloud and to integrate their Splunk apps and data with other parts of an organizations' IT infrastructure.
Our Splunk MINT product is a cloud service that provides mobile data collection, enabling mobile device and application analytics as well as mobile app performance and crash reporting. Splunk MINT enables Splunk Enterprise customers to analyze, establish alerts and searches and correlate mobile data with other machine data.
Our Splunk Light product provides log search and analysis for small IT environments, where a single-server log analytics solution is sufficient, and accordingly the daily indexing volume is limited as compared to Splunk Enterprise. Splunk Light collects, indexes, monitors, reports and alerts on a customer’s log data in real time, and can be purchased through an online store, either directly from our website or via our channel partners.
Our product, Hunk: Splunk Analytics for Hadoop and NoSQL Data Stores ("Hunk"), is full-featured software for interactively exploring, analyzing and visualizing data stored in Hadoop and other NoSQL data stores such as MongoDB and Cassandra. Hunk includes a full-featured analytics stack and leverages our schema-on-the-fly and machine data fabric technologies to reduce the typical integration and deployment effort required for Hadoop and other NoSQL projects. Hunk works on Apache Hadoop and most major Hadoop distributions, including Amazon's Elastic MapReduce, Cloudera CDH, Hortonworks Data Platform, IBM InfoSphere BigInsights, MapR and Pivotal. Hunk is also available directly from the Amazon Elastic MapReduce console, enabling AWS customers to purchase Hunk on an hourly basis and be automatically provisioned from the Amazon Elastic MapReduce console for data in Amazon Elastic MapReduce and S3.
Our online user communities, Splunk Apps and Splunk Answers websites, provide our customers with an environment to share apps, collaborate on the use of our software and provide community-based support. Additionally, our Splunk Dev portal allows developers the ability to download SDKs, access API documentation and see sample code for building applications using our developer environment and tools. We believe this user-driven ecosystem results in greater use of our products and provides cost-effective marketing, increased brand awareness and viral adoption of our products.
Our products are designed to accelerate return-on-investment for our customers. They generally do not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Users can simply download and install the software, typically in a matter of hours, to connect to their relevant machine data sources. Alternatively, they can sign up for the Splunk Cloud service and avoid the need to provision, deploy and manage internal infrastructure. Customers can also provision a compute instance on AWS via a pre-built Amazon Machine Image, which delivers a pre-configured virtual machine instance with our Splunk Enterprise software. We also offer support, training and professional services to our customers to assist in the deployment of our software.
Our mission is to make machine data accessible, usable and valuable to everyone in an organization. Our customers leverage our products for various use cases, including infrastructure and operations management, applications management, security and compliance, business and web analytics, and to provide insights into data generated by the "Internet of Things" and industrial data, among many others. Our products help users derive new insights from machine data that can be used to, among other things, improve service levels, reduce operational costs, mitigate security risks, demonstrate and maintain compliance, and drive better business decisions. The result is a higher level of operational visibility enabling more informed business decisions that can provide a competitive advantage for our customers.
As of January 31, 2015, we had over 9,000 customers, including 79 of the Fortune 100 companies. Our Splunk Enterprise customers pay license fees generally based on their estimated peak daily indexing capacity needs. From time to time, our Splunk Enterprise customers enter into transactions that are designed to enable broad adoption of our software across their entire company, referred to as enterprise adoption agreements ("EAAs"), to provide these customers with a licensing option that is independent of data volumes and use cases and does not impose license limits on the amount of data indexed. Our Splunk Cloud customers pay an annual subscription fee based on the combination of the volume of data indexed per day and the length of the data retention period. For fiscal 2015, 2014 and 2013, our revenues were $450.9 million, $302.6 million and $198.9 million, respectively, representing year-over-year growth of 49% for fiscal 2015 and 52% for fiscal 2014. Our net losses for fiscal 2015, 2014 and 2013 were $217.1 million, $79.0 million and $36.7 million, respectively.
Our Growth Strategy
Our goal is to make Splunk the standard platform for delivering operational intelligence and real-time business insights from machine data. The key elements of our strategy are to:
Extend our technological capabilities.    We intend to continue to invest heavily in our product development efforts to deliver additional features, address customer needs and enable solutions that can address new end markets. We will continue to expand into adjacent product and technology areas that enable organizations to further realize the value of their machine data. Our investments may involve organic hiring and associated development, acquisitions and licensing of third party technology.
Continue to expand our direct and indirect sales organization, including our channel relationships, to increase our sales capacity and enable greater market presence.    We will continue to increase investments in our sales and marketing organizations to enable the acquisition of new customers as well as expansion within our current customer base. Our investments will be spread across geographies, customer tiers and specific industries. We will continue to invest in and foster the growth of our channel relationships, both inside and outside the United States, to enable greater leverage in our go-to-market investments.
Further penetrate our existing customer base and drive enterprise-wide adoption.    We will continue to drive customer satisfaction and renewals by offering community, standard, enterprise and global support to ensure our customers' success with our products. We will continue to cultivate incremental sales from our existing customers through increased use of our products within organizations as well as consultative services that broaden the customer’s awareness of our product capabilities. In particular, we continue to seek to upsell increased license capacity to our existing customers for additional deployments and new use cases. We believe our existing customer base serves as a strong source of incremental revenues given the horizontal applicability of our products and the growing machine data volumes our customers experience. We recently expanded our structure of enterprise adoption arrangements to provide prospects with a licensing option that is independent of data volumes and does not impose license limits on the amount of data indexed. Our sales teams are responsible for securing new customers, obtaining renewals of existing contracts as well as increased adoption of our software by existing customers.
Enhance our value proposition through a focus on solutions which address core and expanded use cases.    We will increasingly organize our go-to-market and product strategy around our customer use cases. This approach includes offering capabilities, either in the form of platform features or premium apps, which target both our core use cases as well as new use cases, as driven by our corporate strategy and customer demand. We believe premium apps in particular will enable us to increase our market penetration, expand our addressable market opportunity and make our products a more targeted solution for specific challenges that our customers face across their organization. For example, our Splunk App for Enterprise Security helps our customers effectively address enterprise IT security use cases. We will also build teams of domain experts who provide thought leadership in product development, product management, marketing, business development, sales and field technical services. For example, we have invested in domain experts in the IT security, IT operations and Cloud areas, and intend to grow our domain experts in business analytics and "Internet of Things", among others.
Grow our user communities and partner ecosystem to increase awareness of our brand, target new use cases, drive operational leverage and deliver more targeted, higher value solutions.    We believe our user community has the potential to provide significant operating leverage by delivering apps that extend the Splunk platform into new use cases. We will continue to invest in business development initiatives in order to add additional OEM and strategic relationships to enable new sales channels for our products as well as extend our product integrations with third-party products. In addition, once these relationships have been established, we expect that OEM vendors and managed service providers will continue to invest in and create customized application functionality based on our core machine data engine.
Continue to deliver a rich developer environment to enable rapid development of enterprise applications that leverage machine data and the Splunk platform.    We intend to continue our investments in SDKs and APIs that help software developers leverage the Splunk platform and Hunk software. Our SDKs enable developers to build solutions that deeply integrate the analytics functionality of these products as well as access the data stored in the data indexes. Through our investments in SDKs and APIs, we intend to promote and extend the capabilities of our products to customers who wish to build sophisticated applications and interfaces that leverage our software and services.
Splunk Technology
Key Technologies
We believe our investments in our products and key technologies provide significant competitive differentiation. Our key technologies are architected to support large volumes of machine data at a massive scale with minimal overhead. Our platform is highly flexible and is able to collect and index large amounts of heterogeneous data formats, from physical, virtual and/or cloud environments.
Schema-on-the-fly.    Our products collect and index data irrespective of source and format. Rather than requiring that data be input in a pre-defined structure, our schema-on-the-fly technology creates structure as data is being searched, allowing users to ask new and different questions at any time without having to re-architect a schema as would be required in a relational database. Our technology builds a schema at read time, rather than write time, and does not require any pre-defined knowledge about the data it is processing. Using our technology, different users can run a variety of queries, regardless of changes in format to the data being input into the system.
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
Splunk Enterprise and Splunk Cloud
Features and Functionality
Our Splunk Enterprise platform contains the following features and functionality, while Splunk Cloud provides the same core functionalities of Splunk Enterprise as a cloud service.

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

•
Data models and pivot. Splunk Enterprise enables users to build data models that describe relationships in the underlying machine data, making it more meaningful and usable. Non-technical users can generate charts, visuals and dashboards using the pivot interface, without the need to master the Splunk Search Processing Language ("SPL").

•
Developer platform. Splunk Enterprise includes a rich developer environment. The Splunk Web Framework enables developers to use the tools and languages they know, such as JavaScript, to build Splunk apps with custom dashboards, a flexible UI and custom data visualizations. SDKs for Java, JavaScript, C#, Python, PHP and Ruby enable rapid integration between Splunk Enterprise to other applications and systems to maximize the value of our customers' data.

•
Role-based access controls. Splunk Enterprise incorporates role-based access controls and authentication, integrated with existing enterprise-wide security policies, to help secure the data stored within our indexes as well as control users' activities in our software.

Splunk Light provides a subset of the features contained in Splunk Enterprise, including gathering log data from different and distributed systems in real time and providing dynamic alerts, reports and dashboards. We believe this focused feature set enables customers to specifically target log search and analysis for small IT environments.
Technology Architecture
For our Splunk platform, the technology architecture contains a number of important components:
Collection.    Our Splunk platform collects machine data from many disparate sources across a distributed environment deployed on-premises, or in public and private clouds. This includes servers, network devices, desktop and laptop computers, mobile devices and various other systems that organizations have deployed to support their operations. Our products act as a recording mechanism, collecting, storing and making available all of the machine data that they index and store. Splunk offers a Universal Forwarder that can be deployed on various data sources to facilitate the reliable collection of machine data.
Indexing.    Our proprietary universal indexing technology enables real-time indexing of any data collected regardless of its source or format and without the use of any specific parsers or data connectors. Our Splunk platform indexes the data and stores the data in a scalable storage format, which can reside on commodity servers and storage devices. In the case of Splunk Cloud, data is stored securely in our cloud service, which we host on Amazon Web Services.
Search.    Our Splunk platform enables users to search massive amounts of machine data that have been indexed and stored. At its most basic level, the search engine at the core of our Splunk platform allows users to type and search for keywords or data fields that are of interest. This foundational capability forms the basis for deriving business insights from our dashboards and customized views. Users can leverage our search language and functionality to filter through indexed data and refine search results to obtain more precise information. Splunk also provides event pattern detection to allow users to detect meaningful patterns in their machine data, regardless of data source or type.
Core functions.    Our Splunk platform's core functionality includes alerts, access control, statistics, correlation and predictive capabilities. With our software's granular, role-based access control, an administrator can manage various aspects of a given user's search including the data to which the user has access, as well as what portions of the data may be visible in results. Search results and reports can be defined according to a particular user's business function and level of access. Different users can see completely different views on the same data, depending on what is important to them.

SDKs and APIs.    Our SDKs allow third-party software developers to build enterprise applications on top of our software using popular programming languages such as Java, JavaScript, C#, Python, PHP and Ruby. Our APIs allow users to access the machine data stored within the Splunk platform instance as well as access our machine data engine functionality from third-party software.
App Development Environment.    We provide the ability for users and third party developers to create apps with custom dashboards, flexible UI components and custom data visualizations using freely available components and templates, as well as common development languages and frameworks, such as JavaScript and Python.
Hunk: Splunk Analytics for Hadoop and NoSQL Data Stores
Features and Functionality
Hunk contains the following features and functionality:

•
Integrated Analytics. Hunk integrates the ability to interactively explore, analyze and visualize data, create dashboards and share reports. Hunk works with Apache Hadoop, other major Hadoop distributions and other NoSQL data stores such as MongoDB and Cassandra.

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

•
Data models and pivot. Hunk enables users to build data models that describe relationships in the underlying machine data, making it more meaningful and usable. Non-technical users can generate charts, visuals and dashboards using the pivot interface, without the need to master Splunk SPL.

•
Rich Developer Environment. Hunk provides a standards-based web framework that allows developers to build on top of the Hadoop Distributed File System (HDFS). Developers can integrate data and functionality from Hunk into enterprise big data applications using our documented REST API and SDKs for C#, Java, JavaScript, PHP, Python and Ruby. Developers can build Hunk apps with custom dashboards, flexible UI components and custom data visualizations using common development languages and frameworks such as JavaScript and Python.

•
Custom Dashboards and Views. Hunk allows users to combine multiple views into interactive dashboards using our dashboard editor. Customer dashboards integrate multiple charts and views of data in Hadoop and certain NoSQL data stores in order to satisfy the needs of multiple business stakeholders.

Technology Architecture
For our product Hunk, the technology architecture contains a number of important components:
Search.    Hunk enables users to search through the massive amounts of data stored in Hadoop and NoSQL data stores. Search is a core capability of Hunk and allows users to explore, understand and analyze data in Hadoop and NoSQL data stores. Users can interactively filter through data in Hadoop and NoSQL data stores and refine search results to obtain more precise information.
Virtual Indexing.    Hunk provides patented technology that decouples the storage tier from the data access and analytics tiers, allowing Hunk to transparently route requests to different data stores. By decoupling tiers, Hunk is able to allow users to analyze and visualize data with Data Models, the Pivot interface and by creating custom dashboards, and also provides role-based access controls to secure the data.
Core Capabilities.    The Hunk software also includes core functions that let users explore, analyze and visualize data in Hadoop and provide granular role-based access to protect data. Hunk also provides SDKs and APIs that allow third-party software developers to build applications using common development languages and frameworks such as JavaScript and Python. We also provide the ability for developers to build their own apps with custom dashboards, custom data visualizations and flexible UI components.
Archive from Splunk Enterprise.    Hunk provides support for archiving historical data in Splunk Enterprise and Splunk Cloud to commodity storage in Hadoop and Amazon S3. Customers can gain new insights with distributed search queries that correlate real-time data from Splunk Enterprise with historical data in Hunk.

Splunk Product Deployments
Splunk Enterprise, Splunk Light and Hunk can be deployed on-premises and in public or private clouds. Splunk Cloud offers the core functionalities of Splunk Enterprise as a cloud service. Taking Splunk Enterprise and Splunk Cloud together, customers utilizing a hybrid deployment model can have a centralized view and location-independent use across cloud and on-premise environments.
For Splunk Enterprise deployments, our software can be deployed in a variety of environments ranging from a single server to globally distributed enterprise IT environments handling hundreds of terabytes of data per day. Our customers can deploy Splunk Enterprise on-premises, in the cloud, in virtualized server and storage environments or in hybrid IT environments. Our customers can use Splunk forwarders, indexers, and search heads to create a machine data fabric that allows for the efficient, secure and real-time collection and indexing of machine data regardless of network, data center or IT infrastructure topology.
This distributed machine data processing architecture provides near-linear scalability, resulting in the ability to index and search across massive data volumes. Our Splunk platform can operate in a single data center or across multiple data centers both inside and outside an organization, and all from a single user interface. This architecture also allows for flexible deployment of hardware, as commodity hardware can be added as needed.
Splunk Light provides log search and analysis for small IT environments and as such, is limited to deployment on a single server. It does not contain the enterprise deployment features, such as high availability or clustering found in our Splunk Enterprise product. This simplifies deployment for the customer while providing fast time to value for the targeted log search and analysis use case within small IT environments.
Customers can deploy Hunk wherever their Hadoop environment is located. Hunk works with Apache Hadoop and most major distributions, including those from Amazon, Cloudera, Hortonworks, IBM, MapR and Pivotal, supports both first-generation MapReduce and YARN, and can scale to support multi-thousand node Hadoop clusters. Hunk is also available directly from the Amazon Elastic MapReduce console, enabling AWS customers to purchase Hunk on an hourly basis and can be automatically provisioned from the Amazon Elastic MapReduce console for processing data in Amazon Elastic MapReduce and S3.
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
Training Services
We offer training services to our customers and channel partners through our education and training organization. We have also implemented a comprehensive training certification program to ensure an understanding of our products.
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
We engage with managed service providers, who offer services based on our software, such as for security, PCI compliance and log management. These services are typically offered on a subscription basis, for which we are paid license fees typically based on daily indexing volume.
We have also established relationships with several leading technology companies to build Splunk apps that allow users to capture data and gain insights into those parties' respective products. Several technology providers offer apps for free via the Splunk Apps website. These apps typically consist of collections of reports, dashboards and data extractions which put our software in context for users of those specific technologies and allow them to easily and quickly understand the performance of their IT systems or correlate this data with other data sources.
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
Our online communities include Splunk Apps, our apps repository, Splunk Answers, our community collaboration site, and Splunk Dev, where developers can download SDKs, access API documentation and see sample code for building applications using our developer environment and tools. We also maintain active communities on leading social internet platforms, including Facebook, Twitter and LinkedIn.
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
Splunk Answers.    Users ask questions in an online community forum and share best practices about how to build searches, create data visualizations and configure and deploy our software. While our product, support, engineering and professional services teams participate in the Splunk Answers forum, during fiscal 2015, approximately three-quarters of questions appearing on Splunk Answers were answered by non-Splunk personnel, largely the result of a growing, active user community.
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
Sales
We sell our products through direct field sales, direct inside sales and indirect channel sales. We gather prospects through a broad range of marketing programs and events and through users who either download our trial software from our website or sign up for our online sandboxes or cloud services. Our inside sales team handles lead qualifications as well as smaller transactions, while larger or more complex transactions are handled by our globally distributed direct field sales teams. Our sales engineers help define customer use cases and pre-sales qualification and evaluation.
We maintain a distributor and reseller network, or channel, which often co-sells with our field sales organization. Our channel assists us by sourcing new prospects, providing technical support to existing customers, upselling for additional use cases and daily indexing capacities and maintenance renewals. This channel expands our geographic sales reach worldwide, particularly in key international markets such as the United Kingdom, Germany, Japan and China. As of January 31, 2015, we had over 500 channel relationships worldwide. Historically, the majority of EMEA and APAC sales have been fulfilled through channel partners and we expect this trend to continue.
In addition to acquiring new customers, our sales teams are responsible for securing renewals of existing contracts as well as increased adoption of our software and cloud services by existing customers. To accomplish this, our field and inside sales teams work closely with our customers to drive expanded licenses through higher capacity or upgrades and additional use cases within existing customers. Our field sales teams are organized geographically across the Americas, EMEA and APAC. We intend to invest in our sales organization to drive greater market penetration in the Americas, EMEA and APAC. We also have a dedicated sales team focused on government customers, which includes United States federal, state and local government entities. Our Splunk Light product is designed to broaden our market reach by providing log search and analysis for small IT environments. We are initially relying on select channel partners, as well as an online store, to reach the Splunk Light target markets. For fiscal 2015, 2014 and 2013, our revenues from our international operations represented 24%, 23% and 22% of total revenues, respectively. For additional information regarding our sales and long-lived assets by geographic location, see Note 9 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Marketing
We focus our marketing efforts on increasing Splunk's brand and awareness, driving viral adoption, communicating product advantages and business benefits, and generating leads for our sales force and channel. We market our software and cloud services as a targeted solution for specific use cases and as an enterprise solution for machine data. We engage with existing customers to provide community-based education and awareness and to promote expanded use of our software within these customers. We host SplunkLive! events across our sales regions to engage with both existing customers and new prospects as well as deliver product training. We host an annual worldwide user conference (.conf) and multiple partner conferences as another way to support the Splunk community to foster collaboration and help our customers drive further business results from our software.
Research and Development
We invest substantial resources in research and development to enhance our products, develop new end market specific solutions and apps, conduct software and quality assurance testing and improve our core technology. Our technical staff monitors and tests our software on a regular basis, and we maintain a regular release process to refine, update, and enhance our existing products.
Research and development expense totaled $150.8 million, $75.9 million and $41.9 million for fiscal 2015, 2014 and 2013, respectively.
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
Customers

Our customer base has grown from approximately 450 customers at the end of fiscal 2008 to over 9,000 customers in more than 100 countries, including 79 of the Fortune 100 companies, as of January 31, 2015. Our customer count consists of organizations that have purchased our Splunk platform; we exclude users of our trial software from our customer count. We provide products and services to customers of varying sizes, including enterprises, educational institutions and government agencies. No individual customer represented greater than 10% of our total revenues in fiscal 2015, 2014 or 2013. One channel partner represented 12% of our total revenues in fiscal 2015. Our current customer base spans numerous industry verticals, including cloud and online services; education; financial services; government; healthcare/pharmaceuticals; industrials/manufacturing; media/entertainment; retail/ecommerce; technology and telecommunications.
Backlog and Seasonality
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality, Cyclicality and Quarterly Trends” for information regarding our backlog and the seasonality in the sale of our products and services.
Competition
We compete against a variety of large software vendors and smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•	IT departments of potential customers which have undertaken custom software development efforts to analyze and manage their machine data;

•	companies targeting the big data market by commercializing open source software, such as the various Hadoop distributions and NoSQL data stores, including Elastic;

•	security, systems management and other IT vendors, including BMC Software, CA Technologies, HP, IBM, Intel, Microsoft, Dell Software and VMware;

•	business intelligence vendors, analytics and visualization vendors, including IBM and Oracle; and

•
small, specialized vendors that provide complementary or competitive solutions in enterprise data analytics, log aggregation and management, data warehousing and big data technologies that may compete with our software or cloud services.

The principal competitive factors in our markets are product features, performance and support, product scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. We believe that we generally compete favorably on the basis of these factors. For example, Splunk Enterprise, Splunk Cloud, Splunk Light, Hunk, Splunk MINT and our premium apps all contain rich feature sets that reduce costly deployment cycles typically associated with enterprise software. Additionally, we offer a broad range of support options, and our customers consistently provide us with high ratings for our support.
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
Employees
As of January 31, 2015, we had over 1,400 employees. None of our United States employees is represented by a labor union with respect to his or her employment with us. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have not experienced any work stoppages.
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

Our revenues and operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our license revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into term licenses for our software, whereby the license fee is recognized ratably over the license term, and, in combination with our introduction of enterprise adoption agreements, or transactions that are designed to enable broad adoption of our software within an enterprise, we have seen the proportion of our customer orders where revenue will be recognized ratably increase steadily as a percentage of total orders. At the beginning of each quarter, we do not know the ratio between perpetual licenses and term licenses that we will enter into during the quarter. In the fourth quarter of fiscal 2015 and fiscal year 2015, the percentage of license orders that will be recognized ratably was 45% and 38%, respectively. As a result, our operating results could be significantly impacted by unexpected shifts in the ratio between perpetual licenses and term licenses. In addition, the size of our licenses varies greatly, and a single, large perpetual license in a given period could distort our operating results. The timing and size of large transactions are often hard to predict in any particular period. Further, since we recognize a portion of our revenue ratably over the life of the term license agreements and maintenance agreements, a portion of the revenue we report in each quarter is the result of agreements entered into during previous quarters.  Consequently, a decline in business from term license agreements or maintenance agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters.  Accordingly, the effect of downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

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

•
the mix of revenues attributable to perpetual and term licenses, subscriptions, enterprise adoption agreements, maintenance and professional services and training, which may impact our revenue, deferred revenue, gross margins and operating income;

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

•
our ability to successfully introduce and monetize new products and licensing and service models for our new products, such as Hunk: Splunk Analytics for Hadoop and NoSQL Data Stores (“Hunk”), Splunk Cloud, Splunk MINT and Splunk Light;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of our stock-based compensation expenses;

•	the timing of satisfying revenue recognition criteria;

•	our ability to qualify and successfully compete for government contracts;

•	the collectability of receivables from customers and resellers, which may be hindered or delayed; and

•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate.

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

•
continue to develop, enhance, expand adoption of and globally deliver our cloud-based services, including Splunk Cloud, and comply with applicable laws in each jurisdiction in which we offer such services;

•	successfully develop, introduce and expand adoption of new products, such as Hunk, Splunk MINT and Splunk Light;

•	increase revenues from existing customers through increased or broader use of our products within their organizations;

•	successfully expand our business domestically and internationally;

•	maintain and expand our customer base and the ways in which our customers use our products;

•	successfully compete with other companies, open source projects and custom development efforts that are currently in, or may in the future enter, the markets for our products;

•	successfully provide our customers a compelling business case to purchase our products in a time frame that matches our and our customers’ sales and purchase cycles and at a compelling price point;

•respond timely and effectively to competitor offerings and pricing models;

•appropriately price our products and services;

•	generate leads and convert users of the trial versions of our products to paying customers;

•	prevent users from circumventing the terms of their licenses and subscriptions;

•
continue to invest in our application development platform to deliver additional content for our platform products and to foster an ecosystem of developers and users to expand the use cases of our products;

•	maintain and enhance our website and cloud services infrastructure to minimize interruptions when accessing our software or cloud services;

•
process, store and use our customers’ data in compliance with applicable governmental regulations and other legal obligations related to data privacy, data transfer, data residency, encryption and security; and

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of January 31, 2015, approximately 35% of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

Although our products target the new and emerging market for software and cloud services that provide operational intelligence, we compete against a variety of large software vendors and smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•	IT departments of potential customers which have undertaken custom software development efforts to analyze and manage their machine data;

•	companies targeting the big data market by commercializing open source software, such as the various Hadoop distributions and NoSQL data stores, including Elastic;

•	security, systems management and other IT vendors, including BMC Software, CA Technologies, HP, IBM, Intel, Microsoft, Dell Software and VMware;

•	business intelligence vendors, analytics and visualization vendors, including IBM and Oracle; and

•
small, specialized vendors that provide complementary and competitive solutions in enterprise data analytics, log aggregation and management, data warehousing and big data technologies that may compete with our products or cloud services.

The principal competitive factors in our markets include features, performance and support, scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios and broader global distribution and presence. Further, competitors may be able to offer products or functionality similar to ours at a more attractive price than we can, such as by integrating or bundling their software products with their other product offerings. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on operational intelligence and could directly compete with us. For example, companies may commercialize open source software, such as Hadoop, in a manner that competes with our products or causes potential customers to believe that such product and our products perform the same function. If companies move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services comparable to ours or that are better suited for cloud-based data, and the demand for our products may decrease. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.

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

Although we have recently introduced several new product offerings, we derive and expect to continue to derive substantially all of our license revenues and cash flows from sales of licenses and maintenance of Splunk Enterprise. As such, the market acceptance of Splunk Enterprise is critical to our continued success. Demand for licenses to Splunk Enterprise is affected by a number of factors beyond our control, including continued market acceptance of Splunk Enterprise by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market. In addition, users of software that provides operational intelligence may seek a cloud-based service, and only recently we began to offer a cloud service with the features and functionality of Splunk Enterprise. Our cloud-based services currently represent a de minimis percentage of our overall revenues. We expect the proliferation of machine data to lead to an increase in the data analysis demands of our customers, and our products may not be able to scale and perform to meet those demands or may not be chosen by users for those needs. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Splunk Enterprise, our business operations, financial results and growth prospects will be materially and adversely affected.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $386.8 million at January 31, 2015. Because the market for our products is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and functionality for our products. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our products, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

If customers do not expand their use of our products beyond the current predominant use cases, our ability to grow our business and operating results may be adversely affected.

Most of our customers currently use our products to support application management, IT operations, security and compliance functions. Our ability to grow our business depends in part on our ability to persuade current and future customers to expand their use of our products to additional use cases, such as facilities management, supply chain management, business analytics and customer analytics. If we fail to achieve market acceptance of our products for these applications, or if a competitor establishes a more widely adopted solution for these applications, our ability to grow our business and financial results will be adversely affected.

We employ multiple, unique and evolving pricing models, which subject us to various pricing and licensing challenges that could make it difficult for us to derive value from our customers and may adversely affect our operating results.

We employ multiple, unique and evolving pricing models for our products and services. For example, we generally charge our customers for their use of Splunk Enterprise and Splunk Light based on their estimated peak daily indexing capacity. In addition, Splunk Cloud is generally priced based on peak daily indexing capacity and data storage and Hunk licenses are priced based on the number of Hadoop data nodes. We offer both perpetual and term licensing options, which have different payment schedules, and depending on the mix of such licenses, our revenue or deferred revenue could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit data volumes in order to stay within the limits of their existing licenses, making it more difficult for us to compete in our markets. As the amount of machine data within our customers’ organizations grows, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. While we recently introduced unlimited enterprise-wide licenses of Splunk Enterprise to provide pricing predictability to our customers, we have limited experience selling this type of license, and our customers may not find this type of license attractive.

Furthermore, while our products can measure and limit customer usage, such limitations may be improperly circumvented or otherwise bypassed by certain users. Similarly, we provide our customers with an encrypted key for enabling their use of our products. There is no guarantee that users of our products will abide by the terms of these encrypted keys, and if they do not, we may not be able to capture the full value for the use of our products. For example, our enterprise license is generally meant for our customers’ internal use only. If our internal use customers improperly make our products available to their customers, for example, through a cloud or managed service offering, it may displace our end user sales. Additionally, if an internal use customer that has received a volume discount from us improperly makes available our products to its end customers, we may experience price erosion and be unable to capture the appropriate value from those end customers.

During fiscal 2015, we increased the license capacity of our entry-level licenses for Splunk Enterprise and decreased the price of our Splunk Cloud service. Although we believe that this price reduction will enable our customers to more rapidly increase their ability to adopt our product and services, there is no guarantee this will occur. It is possible that such price reduction will not be offset by an increase in order volume, which would have the effect of lowering our revenues and negatively impacting our financial results.

Our license agreements generally provide that we can audit our customers’ use of our products or require them to certify their actual usage to ensure compliance with the terms of our license agreement. However, a customer may resist or refuse to allow us to audit their usage, in which case we may have to pursue legal recourse to enforce our rights under the license agreement, which would require us to spend money, distract management and potentially adversely affect our relationship with our customers and users.

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

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our software licensing offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers and conversions of users of the trial versions of our products into paying customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. In addition, the introduction of our cloud-based service Splunk Cloud has generated interest from our customers who are also considering purchasing and deploying Splunk Enterprise, our on-premises solution. In some cases, our customers may wish to consider a combination of these products, potentially further slowing our sales cycle. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, we will make a sale with a potential customer or if a user of a trial version of one of our products will upgrade to the paid version of that product. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenue from that transaction is delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term, our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline.

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

During the fiscal year ended January 31, 2015, we derived approximately 24% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our products or renew their maintenance agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

•
compliance with multiple and changing foreign laws and regulations, including those governing employment, tax, privacy and data protection, data transfer and the risks and costs of non-compliance with such laws and regulations;

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

Incorrect or improper implementation or use of our software could result in customer dissatisfaction or customer data loss and negatively affect our business, operations, financial results and growth prospects.

Our software is deployed in a wide variety of technology environments. Increasingly, our software has been deployed in large scale, complex technology environments, and we believe our future success will depend on our ability to increase sales of our software licenses for use in such deployments. We often must assist our customers in achieving successful implementations for large, complex deployments. If we or our customers are unable to implement our software successfully, are unable to do so in a timely manner or if an improper implementation or change in system configuration results in errors or loss of data, customer perceptions of our company may be impaired, our reputation and brand may suffer, and customers may choose not to increase their use of our products. In addition, our software imposes server load and index storage requirements for implementation. If our customers do not have the server load capacity or the storage capacity required, they may not be able to effectively implement and use our software and, therefore, may not choose to increase their use of our products.

Our customers and third-party partners may need training in the proper use of and the variety of benefits that can be derived from our software to maximize its potential. If our software is not implemented or used correctly or as intended, inadequate performance, errors or data loss may result. Because our customers rely on our software and maintenance and support services to manage a wide range of operations, the incorrect or improper implementation or use of our software, our failure to train customers on how to efficiently and effectively use our software, or our failure to provide maintenance services to our customers, may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our software and services.

Interruptions or performance problems associated with our technology and infrastructure, and our reliance on Software-as-a-Service, or SaaS, technologies from third parties, may adversely affect our business operations and financial results.

Our continued growth depends in part on the ability of our existing and potential customers to use and access our cloud services or our website in order to download our on-premises software or encrypted access keys for our software within an acceptable amount of time. We have experienced, and may in the future experience, website and service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website and services simultaneously and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website and service performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website and service performance, especially during peak usage times and as our products become more complex and our user traffic increases. If our website or cloud services are unavailable or if our users are unable to download our software or encrypted access keys within a reasonable amount of time or at all, our business would be negatively affected. We expect to continue to make significant investments to maintain and improve website and service performance and to enable rapid releases of new features and apps for our software and cloud services. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

In addition, we rely heavily on hosted SaaS technologies from third parties in order to operate critical functions of our business, including enterprise resource planning services and customer relationship management services.  Further, our cloud-based services, such as Splunk Cloud, are hosted exclusively by third parties. We recently introduced a 100% uptime service level agreement ("SLA") for Splunk Cloud. If any of these services fail or become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, or if we are unable to deliver 100% uptime under our SLAs, our revenue could be reduced, our reputation could be damaged, we could be exposed to legal liability, expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our products and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

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

Our products are subject to United States export controls, and we incorporate encryption technology into certain of our products. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license.

Furthermore, our activities are subject to the U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations or export to countries, governments, and persons targeted by U.S. sanctions. While we take precautions to prevent our products and services from being exported in violation of these laws, including obtaining authorizations for our encryption products, implementing IP address blocking and screenings against U.S. Government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws.

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

While we have extensive procedures in place, we recently determined that a small number of persons in or associated with Iran may have downloaded free software from us in potential violation of the export control and economic sanctions laws. We filed Initial Voluntary Self Disclosures in October 2014 with the U.S. Commerce Department's Bureau of Industry and Security ("BIS") and the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC") and we are currently in the process of preparing the Final Voluntary Disclosures for submission to BIS and OFAC.

Violations of U.S. sanctions or export control laws can result in fines or penalties, including civil penalties of up to $250,000 or twice the value of the transaction, whichever is greater, per violation. In the event of criminal knowing and willful violations of these laws, fines of up to $1 million and possible incarceration for responsible employees and managers could be imposed.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business operations and financial results.

If our new products, including cloud services, and product enhancements do not achieve sufficient market acceptance, our financial results and competitive position will suffer.

We spend substantial amounts of time and money to research and develop new product offerings, including cloud services, and enhanced versions of our existing products to incorporate additional features, improve functionality or other enhancements in order to meet our customers’ rapidly evolving demands. In addition, we continue to invest in solutions that can be deployed on top of our core platform to target specific use cases and to cultivate our community of application developers and users. When we develop a new or enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if our cloud-based services such as Splunk Cloud do not garner widespread market adoption and implementation, our financial results and competitive position could suffer.

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

If our new products, including cloud services, or enhancements and changes do not achieve adequate acceptance in the market, our competitive position will be impaired, and our revenues will be diminished. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred in connection with the new products or enhancements.

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

Failure to comply with laws or regulations applicable to our business could cause us to lose customers in the public sector, subject us to fines and penalties or negatively impact our ability to contract with the public sector.

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

The cloud services version of our Splunk Enterprise product, Splunk Cloud, is a relatively new product offering, and market adoption of this cloud service offering could adversely affect our business.

SaaS is a model of software deployment in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. Delivering under these SaaS models typically results in higher costs and expenses when compared to sales of perpetual licenses for similar functionality. In October 2013, we released Splunk Cloud, our cloud-based service that provides a fully functional version of Splunk Enterprise. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a SaaS model. In order to provide Splunk Cloud via a SaaS deployment, we have made and will continue to make capital investments and incur substantial costs to implement and maintain this alternative business model, which could negatively affect our financial results.  Even with these investments and costs, the SaaS business model for Splunk Cloud may not be successful. Moreover, sales of Splunk Cloud could displace sales of our Splunk Enterprise software licenses. Alternatively, subscriptions to Splunk Cloud that exceed our expectations may unexpectedly increase our costs, lower our margins, lower our profits or increase our losses and otherwise negatively affect our projected financial results. In addition, the change to a SaaS model results in changes in the manner in which we recognize revenues. Changes in revenue recognition would affect our operating results and could have an adverse effect on our business operations and financial results.

Real or perceived errors, failures or bugs in our products could adversely affect our financial results and growth prospects.

Because our products are complex, undetected errors, failures or bugs may occur, especially when new products, versions or updates are released. Our on-premises software is often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into complicated, large-scale computing environments may expose undetected errors, failures or bugs in our software. Despite testing by us, errors, failures or bugs may not be found in our products until they are released to our customers. In the past, we have discovered errors, failures and bugs in some of our offerings after their introduction. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our products, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

In addition, if an actual or perceived failure of our on-premises software occurs in a customer’s deployment, regardless of whether the failure is attributable to our software, the market perception of the effectiveness of our products could be adversely affected. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays or cessation of our licensing, which could cause us to lose existing or potential customers and could adversely affect our financial results and growth prospects.

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

Our products enable third-party software developers to build apps on top of our platform. We operate a community website, Splunk Apps, for sharing these third-party apps, including add-ons and extensions. While we expect Splunk Apps to support our sales and marketing efforts, it also presents certain risks to our business, including:

•	third-party developers may not continue developing or supporting the software apps that they share on Splunk Apps;

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

We host Splunk Answers for sharing knowledge about how to perform certain functions with our products. Our users are increasingly turning to Splunk Answers for support in connection with their use of our products. We do not review or test the information that non-Splunk employees post on Splunk Answers to ensure its accuracy or efficacy in resolving technical issues. Therefore, we cannot ensure that all the information listed on Splunk Answers is accurate or that it will not adversely affect the performance of our products. Furthermore, users who post such information on Splunk Answers may not have adequate rights to the information to share it publicly, and we could be the subject of intellectual property claims based on our hosting of such information. If poor advice or misinformation is spread among users of Splunk Answers, our customers or other users of our products may experience unsatisfactory results from using our products, which could adversely affect our reputation and our ability to grow our business.

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

We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing and other functions. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

Because our products could be used to collect and store personal information, domestic and international privacy, data transfer and data security concerns could result in additional costs and liabilities to us or inhibit sales of our products.

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

We may collect and utilize demographic and other information, including personally identifiable information, from and about users (such as customers, potential customers, and others) as they interact with Splunk over the internet and otherwise provide us with information whether via our website, through email, or through other means. Users may provide personal information to us in many contexts such as when signing up for certain services, purchasing our products, registering for seminars, participating in a survey, when answering questions on our Splunk Answers community site, when posting reviews or otherwise commenting on Splunk apps, when using other community or social networking features, when participating in polls or when signing up to receive e-mail newsletters.

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

•
we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us or if we are unable to retain key personnel;

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of January 31, 2015, we had outstanding approximately 123.5 million shares of our common stock. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

In addition, changing laws, regulations, standards and practices relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations, standards and practices are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as regulatory and governing bodies provide new guidance or as market practices develop. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards and keeping abreast of current practices, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance and corporate governance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters occupy approximately 95,000 square feet in San Francisco, California under operating leases that expire in February 2019. As of January 31, 2015, we also lease approximately 22,000 square feet of office space in Cupertino, California to support our expanding business operations and hiring needs. We also lease smaller regional offices for sales, support and some product development in various locations throughout the United States. Our foreign subsidiaries also lease office space for their operations including local sales, support and some product development. While we believe our facilities are sufficient and suitable for the operations of our business today, we are in the process of adding new facilities and expanding our existing facilities as we add employees and expand into additional markets. During the fiscal year ended January 31, 2015, we entered into an office lease for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California. We expect to occupy a portion of the premises at 270 Brannan Street starting in January 2016.

Item 3. Legal Proceedings

The information set forth under Legal Proceedings in Note 3 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price and Dividends

Our common stock, $0.001 par value, began trading on the NASDAQ Global Select Market on April 19, 2012, where its prices are quoted under the symbol “SPLK.” As of January 31, 2015 there were 23 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.
The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on the NASDAQ Global Select Market:

	High	Low
Year Ended January 31, 2014:
First Quarter	$42.53	$32.75
Second Quarter	$52.12	$40.59
Third Quarter	$64.50	$47.69
Fourth Quarter	$83.97	$59.50

	High	Low
Year Ended January 31, 2015:
First Quarter	$106.15	$50.84
Second Quarter	$57.60	$39.35
Third Quarter	$68.20	$40.71
Fourth Quarter	$72.25	$51.60

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

Company/Index	Base Period 4/19/12	7/31/12	10/31/12	1/31/13	4/30/13	7/31/13	10/31/13	1/31/14	4/30/14	7/31/14	10/31/14	1/31/15
Splunk Inc.	$100.00	$82.86	$79.00	$92.90	$114.99	$140.95	$176.75	$217.11	$153.80	$132.53	$186.25	$145.57
NASDAQ Composite	100.00	97.74	98.99	104.47	110.68	120.58	130.33	136.45	136.81	145.29	153.97	154.12
NASDAQ Computer	100.00	96.58	94.56	95.02	98.17	103.38	114.95	121.69	125.19	137.25	146.04	143.97

Item 6. Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2015, 2014, and 2013 and the selected consolidated balance sheet data as of January 31, 2015 and 2014 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal 2012 and 2011 and the consolidated balance sheet data as of January 31, 2013, 2012, and 2011 are derived from audited consolidated financial statements, which are not included in this Form 10-K.

	Fiscal Year Ended January 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues
License	$283,191	$199,024	$135,922	$88,308	$49,926
Maintenance and services	167,684	103,599	63,022	32,652	16,319
Total revenues	450,875	302,623	198,944	120,960	66,245
Cost of revenues (1)
License	1,859	330	727	890	228
Maintenance and services	66,519	35,495	20,697	10,715	6,428
Total cost of revenues	68,378	35,825	21,424	11,605	6,656
Gross profit	382,497	266,798	177,520	109,355	59,589
Operating expenses (1)
Research and development	150,790	75,895	41,853	23,561	14,025
Sales and marketing	344,471	215,335	125,098	74,782	39,909
General and administrative	103,046	53,875	32,602	19,698	8,949
Total operating expenses	598,307	345,105	199,553	118,041	62,883
Operating loss	(215,810)	(78,307)	(22,033)	(8,686)	(3,294)
Interest and other income (expense), net
Interest income, net	754	225	152	(94)	(21)
Other income (expense), net	216	(920)	—	—	—
Change in fair value of preferred stock warrants	—	—	(14,087)	(2,034)	(366)
Total interest and other income (expense), net	970	(695)	(13,935)	(2,128)	(387)
Loss before income taxes	(214,840)	(79,002)	(35,968)	(10,814)	(3,681)
Provision for income taxes	2,276	6	713	178	125
Net loss	$(217,116)	$(79,008)	$(36,681)	$(10,992)	$(3,806)
Net loss per share:
Basic and diluted	$(1.81)	$(0.75)	$(0.46)	$(0.53)	$(0.21)
Weighted-average shares outstanding:
Basic and diluted	119,775	105,067	80,246	20,646	17,738

(1)	Amounts include stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenues	$17,189	$5,283	$1,217	$134	$59
Research and development	60,777	20,829	6,170	841	347
Sales and marketing	90,064	30,012	8,093	1,488	495
General and administrative	46,149	13,244	4,000	1,297	684

	As of January 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$850,164	$897,453	$305,939	$31,599	$19,737
Working capital	653,185	784,966	259,789	1,142	4,069
Total assets	1,247,791	1,040,331	390,445	82,223	38,791
Deferred revenue, current and long-term	304,085	192,321	114,712	52,665	22,307
Debt and capital lease obligations, current and long-term	—	—	—	2,289	173
Preferred stock warrants	—	—	—	2,133	1,013
Convertible preferred stock	—	—	—	40,913	39,949
Total stockholders' equity (deficit)	813,321	784,908	237,544	(41,646)	(36,503)

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
Overview
Splunk provides innovative software products that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our products enable users to collect, index, search, explore, monitor and analyze data regardless of format or source. Our products address large and diverse data sets, commonly referred to as big data, and are specifically tailored for machine-generated data. Machine data is produced by nearly every software application and electronic device and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities and security threats. Beyond an organization's traditional IT and security infrastructure, every processor-based system, including HVAC controllers, smart electrical meters, GPS devices and radio-frequency identification tags, and many consumer-oriented systems, such as electronic wearables, many manufacturing systems, mobile devices, automobiles and medical devices that contain embedded electronic devices, are also continuously generating machine data. Our products help organizations gain value from all of these different sources and forms of machine data.

We believe the market for products that provide operational intelligence presents a substantial opportunity as data grows in volume and diversity, creating new risks, opportunities and challenges for organizations. Since our inception, we have invested a substantial amount of resources developing our products and technology to address this market, specifically with respect to machine data.

Our products are designed to accelerate return-on-investment for our customers. They generally do not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Users can simply download and install the software, typically in a matter of hours, to connect to their relevant machine data sources. Alternatively, they can sign up for our Splunk Cloud service and avoid the need to provision, deploy and manage internal infrastructure. They can also provision a compute instance on Amazon Web Services via a pre-built

Amazon Machine Image, which delivers a pre-configured virtual machine instance with our Splunk Enterprise software. We also offer support, training and professional services to our customers to assist in the deployment of our software.

For Splunk Enterprise, we base our license fees on the estimated daily data indexing capacity our customers require. Prospective customers can download a trial version of our software that provides a full set of features but limited data indexing capacity. Following the 60-day trial period, prospective customers can purchase a license for our product or continue using our product with reduced features and limited data indexing capacity. A majority of our license revenues consist of revenues from perpetual licenses, whereby we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large perpetual licenses may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term. Additionally, we license our software under term licenses which are generally recognized ratably over the contract term. From time to time, we also enter into transactions that are designed to enable broad adoption of our software within an enterprise, referred to as enterprise adoption agreements. These agreements often include provisions that require revenue deferral and recognition over time.

Our Splunk Cloud service delivers the core functionalities of Splunk Enterprise as a scalable, reliable cloud service. Our Splunk Cloud customers pay an annual subscription fee based on the combination of the volume of data indexed per day and the length of the data retention period. Our product, Hunk: Splunk Analytics for Hadoop and NoSQL Data Stores, is a software product that enables exploration, analysis and visualization of data in Hadoop and NoSQL data stores. Our Splunk MINT product enables customers to gain greater operational intelligence from mobile apps and enables Splunk Enterprise customers to analyze their mobile data, establish alerts and searches based on mobile data, and correlate mobile data with other machine data.

We intend to continue investing for long-term growth. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling features, address customer needs and enable solutions that can address new end markets. For example, in March 2015, we introduced Splunk Light, a product designed for smaller IT environments. In addition, we expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally.

Our goal is to make our software the platform for delivering operational intelligence and real-time business insights from machine data. The key elements of our growth strategy are to:

•	Extend our technological capabilities.

•	Continue to expand our direct and indirect sales organization, including our channel relationships, to increase our sales capacity and enable greater market presence.

•	Further penetrate our existing customer base and drive enterprise-wide adoption.

•	Enhance our value proposition through a focus on solutions which address core and expanded use cases.

•	Grow our user communities and partner ecosystem to increase awareness of our brand, target new use cases, drive operational leverage and deliver more targeted, higher value solutions.

•	Continue to deliver a rich developer environment to enable rapid development of enterprise applications that leverage machine data and the Splunk platform.

We believe the factors that will influence our ability to achieve our goals include, among other things, our ability to deliver new products as well as additional product functionality; acquire new customers across geographies and industries; cultivate incremental sales from our existing customers by driving increased use of our software within organizations; provide additional solutions that leverage our core machine data engine to help organizations understand and realize the value of their machine data in specific end markets and use cases; add additional OEM and strategic relationships to enable new sales channels for our software as well as extend our integration with third party products; and help software developers leverage the functionality of our machine data engine through SDKs and APIs.

For the fiscal years ended January 31, 2015, 2014 and 2013, our total revenues were $450.9 million, $302.6 million and $198.9 million, respectively. For the fiscal year ended January 31, 2015, approximately 24% of our total revenues were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of January 31, 2015, we had over 9,000 customers, including 79 of the Fortune 100 companies.

For the fiscal years ended January 31, 2015, 2014 and 2013, our GAAP operating loss was $215.8 million, $78.3 million and $22.0 million, respectively. Our non-GAAP operating income was $12.3 million for fiscal year ended January 31, 2015 and our non-GAAP operating loss was $1.2 million and $1.4 million for fiscal years ended January 31, 2014 and 2013, respectively.

For the fiscal years ended January 31, 2015, 2014 and 2013, our GAAP net loss was $217.1 million, $79.0 million and $36.7 million, respectively. Our non-GAAP net income was $11.0 million for fiscal year ended January 31, 2015, and our non-GAAP net loss was $3.1 million and $2.0 million for fiscal years ended January 31, 2014 and 2013, respectively.

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

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance. In particular, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, we believe that providing non-GAAP financial measures that exclude this expense allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude the non-cash charge for previously capitalized research and development expense for our Splunk Storm product (reflected as an impairment of a long-lived asset) as a result of our strategic decision to start making Splunk Storm available at no cost to customers, a decision that we expect to be infrequent in nature. We also exclude acquisition-related costs, amortization of acquired intangible assets and ground lease expense related to a build-to-suit lease obligation from our non-GAAP financial measures because these are considered by management to be outside of our core operating results. We further exclude the partial release of the valuation allowance due to acquisition from non-GAAP net income (loss) and non-GAAP net income (loss) per share because it is also considered by management to be outside our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet.

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

The following table reconciles our net cash provided by operating activities to free cash flow for the fiscal years ended January 31, 2015, 2014 and 2013 (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Net cash provided by operating activities	$103,980	$73,848	$46,648
Less purchases of property and equipment	(13,950)	(9,308)	(9,077)
Free cash flow (non-GAAP)	$90,030	$64,540	$37,571
Net cash used in investing activities	$(645,160)	$(39,046)	$(8,563)
Net cash provided by financing activities	$31,610	$556,699	$236,235

The following table reconciles GAAP gross margin to non-GAAP gross margin for the fiscal years ended January 31, 2015, 2014 and 2013:

	Fiscal Year Ended January 31,
	2015	2014	2013
GAAP gross margin	84.8%	88.2%	89.2%
Stock-based compensation expense	3.9	1.7	0.6
Employer payroll tax on employee stock plans	0.1	0.1	—
Amortization of acquired intangible assets	0.7	0.2	—
Impairment of long-lived asset	—	0.7	—
Non-GAAP gross margin	89.5%	90.9%	89.8%

The following table reconciles GAAP operating loss to non-GAAP operating income (loss) for the fiscal years ended January 31, 2015, 2014 and 2013 (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
GAAP operating loss	$(215,810)	$(78,307)	$(22,033)
Stock-based compensation expense	214,179	69,368	19,480
Employer payroll tax on employee stock plans	8,868	3,971	1,155
Amortization of acquired intangible assets	4,377	906	—
Impairment of long-lived asset	—	2,128	—
Acquisition-related costs	—	722	—
Ground lease expense related to build-to-suit lease obligation	666	—	—
Non-GAAP operating income (loss)	$12,280	$(1,212)	$(1,398)

The following table reconciles GAAP operating margin to non-GAAP operating margin for the fiscal years ended January 31, 2015, 2014 and 2013:

	Fiscal Year Ended January 31,
	2015	2014	2013
GAAP operating margin	(47.9)%	(25.9)%	(11.1)%
Stock-based compensation expense	47.5	22.9	9.8
Employer payroll tax on employee stock plans	2.0	1.3	0.6
Amortization of acquired intangible assets	1.0	0.3	—
Impairment of long-lived asset	—	0.7	—
Acquisition-related costs	—	0.3	—
Ground lease expense related to build-to-suit lease obligation	0.1	—	—
Non-GAAP operating margin	2.7%	(0.4)%	(0.7)%

The following table reconciles GAAP net loss to non-GAAP net income (loss) for the fiscal years ended January 31, 2015, 2014 and 2013 (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
GAAP net loss	$(217,116)	$(79,008)	$(36,681)
Stock-based compensation expense	214,179	69,368	19,480
Change in fair value of preferred stock warrants	—	—	14,087
Employer payroll tax on employee stock plans	8,868	3,971	1,155
Amortization of acquired intangible assets	4,377	906	—
Impairment of long-lived assets	—	2,128	—
Acquisition-related costs	—	722	—
Ground lease expense related to build-to-suit lease obligation	666	—	—
Partial release of the valuation allowance due to acquisitions	—	(1,174)	—
Non-GAAP net income (loss)	$10,974	$(3,087)	$(1,959)

The following table reconciles the shares used in computing basic and diluted GAAP and non-GAAP net income (loss) per share for the fiscal years ended January 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	Fiscal Year Ended January 31,
	2015	2014	2013
Weighted-average shares used in computing GAAP basic net loss per share	119,775	105,067	80,246
Effect of dilutive securities: Employee stock awards	7,364	—	—
Weighted-average shares used in computing Non-GAAP basic and diluted net income (loss) per share	127,139	105,067	80,246

GAAP basic and diluted loss per share	$(1.81)	$(0.75)	$(0.46)
Non-GAAP basic and diluted net income (loss) per share	$0.09	$(0.03)	$(0.02)

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

Professional services and training revenues as a percentage of total revenues were 7% for fiscal 2015. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

Cost of Revenues

Cost of license revenues.  Cost of license revenues includes all direct costs to deliver our product, including salaries, benefits, stock-based compensation and related expenses such as employer taxes, allocated overhead for facilities and IT and amortization of acquired intangible assets. We recognize these expenses as they are incurred.

Cost of maintenance and services revenues.  Cost of maintenance and services revenues includes salaries, benefits, stock-based compensation and related expenses such as employer taxes for our maintenance and services organization, allocated overhead for depreciation of equipment, facilities and IT and amortization. We recognize expenses related to our maintenance and services organization as they are incurred.

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

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of foreign exchange gains and losses and interest income on our investments and cash and cash equivalents balances.

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

	Fiscal Year Ended January 31,
	2015		2014		2013
	(in thousands and as % of revenues )
Consolidated Statement of Operations Data:
Revenues
License	$283,191	62.8%	$199,024	65.8%	$135,922	68.3%
Maintenance and services	167,684	37.2	103,599	34.2	63,022	31.7
Total revenues	450,875	100.0	302,623	100.0	198,944	100.0
Cost of revenues
License (1)	1,859	0.7	330	0.2	727	0.5
Maintenance and services (1)	66,519	39.7	35,495	34.3	20,697	32.8
Total cost of revenues	68,378	15.2	35,825	11.8	21,424	10.8
Gross profit	382,497	84.8	266,798	88.2	177,520	89.2
Operating expenses
Research and development	150,790	33.4	75,895	25.1	41,853	21.0
Sales and marketing	344,471	76.4	215,335	71.2	125,098	62.9
General and administrative	103,046	22.9	53,875	17.8	32,602	16.4
Total operating expenses	598,307	132.7	345,105	114.1	199,553	100.3
Operating loss	(215,810)	(47.9)	(78,307)	(25.9)	(22,033)	(11.1)
Other income (expense), net
Interest income, net	754	0.3	225	0.1	152	0.1
Other income (expense), net	216	—	(920)	(0.3)	—	—
Change in fair value of preferred stock warrants	—	—	—	—	(14,087)	(7.1)
Total other income (expense), net	970	0.3	(695)	(0.2)	(13,935)	(7.0)
Loss before income taxes	(214,840)	(47.6)	(79,002)	(26.1)	(35,968)	(18.1)
Provision for income taxes	2,276	0.6	6	—	713	0.4
Net loss	$(217,116)	(48.2)%	$(79,008)	(26.1)%	$(36,681)	(18.5)%
______________________________

(1)	Calculated as a percentage of the associated revenues.

Fiscal 2015, 2014 and 2013
Revenues

	Fiscal Year Ended January 31,
				2015 to 2014 % Change	2014 to 2013 % Change
	2015	2014	2013
	(in thousands)
Revenues
License	$283,191	$199,024	$135,922	42.3%	46.4%
Maintenance and services	167,684	103,599	63,022	61.9%	64.4%
Total revenues	$450,875	$302,623	$198,944	49.0%	52.1%
Percentage of revenues
License	62.8%	65.8%	68.3%
Maintenance and services	37.2	34.2	31.7
Total	100.0%	100.0%	100.0%
Fiscal 2015 compared to fiscal 2014.   The increase in license revenues of $84.2 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 1,112 and 791 orders greater than $100,000 for the fiscal year ended January 31, 2015 and 2014, respectively. Our total number of Splunk customers increased from approximately 7,000 at January 31, 2014 to approximately 9,000 at January 31, 2015. The increase in maintenance and services revenues of $64.1 million was due to increases in sales of maintenance agreements resulting from the growth of our installed customer base as well as sales of our professional services.
Fiscal 2014 compared to fiscal 2013.    Total revenues increased $103.7 million primarily due to growth in license revenues. The increase in license revenues was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 791 and 467 orders greater than $100,000 for the fiscal year ended January 31, 2014 and 2013, respectively. Our total number of Splunk customers increased from approximately 5,200 at January 31, 2013 to approximately 7,000 at January 31, 2014. The increase in maintenance and services revenues was due to increases in sales of maintenance agreements resulting from the growth of our installed customer base as well as sales of our professional services.
Cost of Revenues and Gross Margin

	Fiscal Year Ended January 31,
				2015 to 2014 % Change	2014 to 2013 % Change
	2015	2014	2013
	(in thousands)
Cost of revenues
License	$1,859	$330	$727	463.3%	(54.6)%
Maintenance and services	66,519	35,495	20,697	87.4%	71.5%
Total cost of revenues	$68,378	$35,825	$21,424	90.9%	67.2%
Gross margin
License	99.3%	99.8%	99.5%
Maintenance and services	60.3%	65.7%	67.2%
Total gross margin	84.8%	88.2%	89.2%

Fiscal 2015 compared to fiscal 2014.    Total cost of revenues increased $32.6 million due to a $31.0 million increase in cost of maintenance and services revenues and a $1.5 million increase in cost of license revenue. The increase in cost of maintenance and services revenues was primarily related to an increase of $22.0 million in salaries and benefits expense due to increased headcount, which also includes an $11.9 million increase in stock-based compensation expense. We also had an increase of $5.5 million related to third-party consulting services and an increase of $3.5 million related to overhead costs. Gross margin on maintenance and services decreased primarily due to an increase in third-party consulting costs. The increase in cost of license revenue was primarily due to a $1.1 million increase in amortization expense related to acquired intangible assets.

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
Operating Expenses

	Fiscal Year Ended January 31,
				2015 to 2014 % Change	2014 to 2013 % Change
	2015	2014	2013
	(in thousands)
Operating expenses (1)
Research and development	$150,790	$75,895	$41,853	98.7%	81.3%
Sales and marketing	344,471	215,335	125,098	60.0%	72.1%
General and administrative	103,046	53,875	32,602	91.3%	65.3%
Total operating expenses	$598,307	$345,105	$199,553	73.4%	72.9%
Percentage of revenues
Research and development	33.4%	25.1%	21.0%
Sales and marketing	76.4	71.2	62.9
General and administrative	22.9	17.8	16.4
Total	132.7%	114.1%	100.3%

(1) Includes stock-based compensation expense:
Research and development	$60,777	$20,829	$6,170
Sales and marketing	90,064	30,012	8,093
General and administrative	46,149	13,244	4,000
Total stock-based compensation expense	$196,990	$64,085	$18,263
Research and development expense
Fiscal 2015 compared to fiscal 2014.    Research and development expense increased $74.9 million due to a $62.9 million increase in salaries and benefits as we increased headcount as part of our focus on further developing and enhancing our products. The increase in salaries and benefits also includes a $39.9 million increase in stock-based compensation expense. We had an increase of $9.0 million related to overhead costs primarily due to IT related costs to support our growing headcount, and a $2.3 million increase related to payroll taxes, also as a result of increased headcount.
Fiscal 2014 compared to fiscal 2013.    Research and development expense increased $34.0 million due to a $28.2 million increase in salaries and benefits as we increased headcount as part of our focus on further developing and enhancing our products. The increase in salaries and benefits also includes a $14.7 million increase in stock-based compensation expense. We also had a $3.6 million increase in research and development expense related to overhead costs, also as a result of increased headcount, and an increase of $1.2 million related to consulting fees.
Sales and marketing expense
Fiscal 2015 compared to fiscal 2014.    Sales and marketing expense increased $129.1 million primarily due to a $98.6 million increase in salaries and benefits as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. The increase in salaries and benefits also includes a $60.1 million increase in stock-based compensation expense. We also incurred a $15.9 million increase related to overhead costs primarily due to IT related costs to support our growing headcount, and a $7.4 million increase due to marketing events and increased advertising. Additionally, we had an increase of $5.2 million in travel expenses due to increased travel from our growing field sales organization.

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
General and administrative expense
Fiscal 2015 compared to fiscal 2014.    General and administrative expense increased $49.2 million primarily due to an increase of $44.9 million related to salaries and benefits from increased headcount, which includes a $32.9 million increase in stock-based compensation expense, in part due to an acceleration of stock-based compensation expense of $13.1 million related to the return of two restricted stock unit grants from our Chief Executive Officer, covering a total of 242,500 unvested shares of our common stock. We also incurred an increase of $3.4 million related to accounting and legal activities to support the overall growth of the business.
Fiscal 2014 compared to fiscal 2013.    General and administrative expense increased $21.3 million primarily due to an increase of $20.4 million related to salaries and benefits driven by an increase in headcount for accounting and legal activities to support the overall growth of the business and our international expansion efforts. The increase in salaries and benefits includes a $9.2 million increase in stock compensation expense.
Interest and Other Income (Expense), net

	Fiscal Year Ended January 31,
				2015 to 2014 % Change	2014 to 2013 % Change
	2015	2014	2013
	(in thousands)
Interest and other income (expense), net
Interest income, net	$754	$225	$152
Other income (expense), net	216	(920)	—
Change in fair value of preferred stock warrants	—	—	(14,087)
Total interest and other income (expense), net	$970	$(695)	$(13,935)	*	*
______________________
*Not meaningful
Fiscal 2015 compared to fiscal 2014.   Interest and other income (expense), net reflects a net increase in income due to an increase in interest income from our investments and higher foreign currency exchange gains compared to the same period last year.
Fiscal 2014 compared to fiscal 2013.   Interest and other income (expense), net reflects a net decrease in expense due to the absence of any warrant re-measurement expense, as we recorded the final revaluation of our preferred stock warrants in conjunction with the completion of our IPO during the first fiscal quarter of 2013.
Provision for Income Taxes

	Fiscal Year Ended January 31,
				2015 to 2014 % Change	2014 to 2013 % Change
	2015	2014	2013
	(in thousands)
Provision for income taxes	$2,276	$6	$713	*	*
______________________
*Not meaningful
Fiscal 2015 compared to fiscal 2014.   The increase in income tax expense was primarily due to an increase in tax expense from increased activity in our foreign operations, withholding taxes paid and the absence of a partial release of the valuation allowance as a result of a prior year acquisition. We recorded income taxes that were principally attributable to foreign and state taxes.
Fiscal 2014 compared to fiscal 2013.   The decrease in the provision for income taxes was primarily due to an increase in tax expense from increased activity in our foreign operations, partially offset by a partial release of our deferred tax asset valuation allowance related to our acquisitions. We recorded income taxes that were principally attributable to foreign and state taxes.

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

	Three Months Ended
	Jan 31, 2015	Oct 31, 2014	July 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	July 31, 2013	Apr 30, 2013
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues
License	$98,082	$71,754	$62,081	$51,274	$68,794	$50,873	$43,185	$36,172
Maintenance and services	49,310	44,275	39,466	34,633	31,116	27,760	23,688	21,035
Total revenues	147,392	116,029	101,547	85,907	99,910	78,633	66,873	57,207
Cost of revenues
License	1,174	535	72	78	101	84	76	69
Maintenance and services	20,366	17,045	14,999	14,109	11,097	10,441	7,345	6,612
Total cost of revenues (1)	21,540	17,580	15,071	14,187	11,198	10,525	7,421	6,681
Gross profit	125,852	98,449	86,476	71,720	88,712	68,108	59,452	50,526
Operating expenses
Research and development (1)	47,335	39,534	34,179	29,742	26,260	18,961	16,210	14,464
Sales and marketing (1)	107,695	85,720	79,978	71,078	76,336	53,052	44,634	41,313
General and administrative (1)	27,921	21,446	32,676	21,003	18,600	12,917	11,912	10,446
Total operating expenses	182,951	146,700	146,833	121,823	121,196	84,930	72,756	66,223
Operating loss	(57,099)	(48,251)	(60,357)	(50,103)	(32,484)	(16,822)	(13,304)	(15,697)
Interest and other income (expense), net
Interest income, net	262	199	163	130	51	55	58	61
Other income (expense), net	542	(52)	(54)	(220)	(461)	(283)	(82)	(94)
Total interest and other income (expense), net	804	147	109	(90)	(410)	(228)	(24)	(33)
Loss before income taxes	(56,295)	(48,104)	(60,248)	(50,193)	(32,894)	(17,050)	(13,328)	(15,730)
Income tax provision (benefit)	733	447	534	562	(263)	(500)	365	404
Net loss	$(57,028)	$(48,551)	$(60,782)	$(50,755)	$(32,631)	$(16,550)	$(13,693)	$(16,134)

Net loss per share, basic and diluted:	$(0.47)	$(0.40)	$(0.51)	$(0.43)	$(0.30)	$(0.16)	$(0.13)	$(0.16)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Jan 31, 2015	Oct 31, 2014	July 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	July 31, 2013	Apr 30, 2013
	(in thousands)
Cost of revenues	$5,536	$4,039	$3,808	$3,806	$2,548	$1,165	$865	$705
Research and development	19,260	15,352	13,578	12,587	9,834	4,405	3,547	3,043
Sales and marketing	28,606	21,075	21,263	19,120	14,587	5,947	5,156	4,322
General and administrative	9,792	7,770	20,861	7,726	6,275	2,815	2,389	1,765

	Three Months Ended
	Jan 31, 2015	Oct 31, 2014	July 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	July 31, 2013	Apr 30, 2013
	(as % of revenues)
Consolidated Statement of Operations Data:
Revenues
License	66.5%	61.8%	61.1%	59.7%	68.9%	64.7%	64.6%	63.2%
Maintenance and services	33.5	38.2	38.9	40.3	31.1	35.3	35.4	36.8
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	1.2	0.7	0.1	0.2	0.1	0.2	0.2	0.2
Maintenance and services (1)	41.3	38.5	38.0	40.7	35.7	37.6	31.0	31.4
Total cost of revenues	14.6	15.2	14.8	16.5	11.2	13.4	11.1	11.7
Gross profit	85.4	84.8	85.2	83.5	88.8	86.6	88.9	88.3
Operating expenses
Research and development	32.1	34.1	33.7	34.6	26.3	24.1	24.2	25.3
Sales and marketing	73.1	73.8	78.7	82.8	76.4	67.5	66.8	72.1
General and administrative	18.9	18.5	32.2	24.4	18.6	16.4	17.8	18.3
Total operating expenses	124.1	126.4	144.6	141.8	121.3	108.0	108.8	115.7
Operating loss	(38.7)	(41.6)	(59.4)	(58.3)	(32.5)	(21.4)	(19.9)	(27.4)
Interest and other income (expense), net
Interest income, net	0.2	0.2	0.2	0.2	0.1	0.1	0.1	0.1
Other income (expense), net	0.3	—	(0.1)	(0.3)	(0.5)	(0.4)	(0.1)	(0.2)
Total interest and other income (expense), net	0.5	0.2	0.1	(0.1)	(0.4)	(0.3)	—	(0.1)
Loss before income taxes	(38.2)	(41.4)	(59.3)	(58.4)	(32.9)	(21.7)	(19.9)	(27.5)
Income tax provision (benefit)	0.5	0.4	0.5	0.7	(0.3)	(0.6)	0.5	0.7
Net loss	(38.7)%	(41.8)%	(59.8)%	(59.1)%	(32.6)%	(21.1)%	(20.4)%	(28.2)%

(1) This percentage is calculated as a percentage of the associated revenues.
Seasonality, Cyclicality and Quarterly Trends
Our quarterly results reflect seasonality in the sale of our products and services. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenue in the first fiscal quarter. We expect this seasonality to continue in fiscal 2016 and beyond. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short term. The timing of revenues in relation to our expenses, much of which does not vary directly with revenues, has an impact on the cost of revenues, research and development expense, sales and marketing expense, and general and administrative expense as a percentage of revenues in each fiscal quarter during the year. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.
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
Liquidity and Capital Resources

	As of January 31,
	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$387,315	$897,453	$305,939
Investments, current portion	462,849	—	—
Investments, non-current	165,082	—	—

	Fiscal Year Ended January 31,
	2015	2014	2013
	(in thousands)
Cash provided by operating activities	$103,980	$73,848	$46,648
Cash used in investing activities	(645,160)	(39,046)	(8,563)
Cash provided by financing activities	31,610	556,699	236,235
Since fiscal 2010 we have funded our operations primarily through cash generated from operations. In addition, we received funding in our initial public offering in April 2012 and our follow-on offering in January 2014. At January 31, 2015, our cash and cash equivalents of $387.3 million were held for working capital purposes, a majority of which were invested in money market funds. We intend to increase our capital expenditures in fiscal 2016, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our products and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.
Operating Activities
For fiscal 2015, cash inflows from our operating activities were $104.0 million, which reflects our net loss of $217.1 million, adjusted by non-cash charges of $226.3 million consisting primarily of $214.2 million for stock-based compensation and $12.5 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $111.8 million increase in deferred revenue due to increased sales of our license and subscription products and the related product support agreements and a $21.3 million increase in accrued payroll and compensation driven by higher commissions expense related to increased sales. We also had cash inflows due to a $16.3 million increase in accrued expenses and other liabilities due to the overall growth of our business and a $1.8 million increase in accounts payable. These cash inflows were offset by cash outflows including a $45.1 million increase in accounts receivable due to increased sales and a $11.3 million increase in prepaid expenses and other current assets primarily due to purchases of software subscriptions to support our growing headcount.
For fiscal 2014, cash inflows from our operating activities were $73.8 million, which reflects our net loss of $79.0 million, adjusted by non-cash charges of $77.8 million consisting primarily of $69.4 million for stock-based compensation, and $6.7 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $77.4 million increase in deferred revenue due to increased sales of our products and a $15.8 million increase in accrued payroll and compensation driven by higher commissions expense related to increased sales. We also had a $2.5 million increase in accrued expenses and other liabilities due to the overall growth of our business and a $0.2 million increase in accounts payable. These cash inflows were offset by cash outflows including a $19.4 million increase in accounts receivable due to increased sales and $1.4 million related to an increase in prepaid expenses and other current assets.
For fiscal 2013, cash inflows from our operating activities were $46.6 million, which reflects our net loss of $36.7 million, adjusted by non-cash charges of $37.8 million consisting primarily of $19.5 million for stock-based compensation, $14.1 million for the change in valuation of preferred stock warrants and $4.7 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $62.0 million increase in deferred revenue, a $12.0 million increase in accrued payroll and compensation, a $3.4 million increase in accrued expenses and other liabilities and a $0.2 million increase in accounts payable. These cash inflows were offset by cash outflows including a $29.5 million increase in accounts receivable due to increased sales and $2.7 million related to an increase in prepaid expenses and other current assets.
Investing Activities
Our investing activities consist primarily of capital expenditures to purchase property and equipment, strategic investments and changes in our restricted cash. In the future, we expect to continue to invest in capital expenditures to support our expanding operations.
During fiscal 2015, cash used in investing activities of $645.2 million was primarily attributable to $820.7 million of investments in U.S. treasury securities, $14.0 million of capital expenditures for the purchase of technology and hardware as well as purchases related to our facilities and infrastructure and $2.5 million which was used for a technology asset acquisition. These cash outflows were partially offset by $192.0 million cash inflow due to the maturities of our investments.

During fiscal 2014, cash used in investing activities of $39.0 million was primarily attributable to $29.7 million of cash purchase price paid, net of cash acquired, for our acquisitions and $9.3 million of capital expenditures for technology and hardware, as well as leasehold improvements on our corporate headquarters in San Francisco, California to support the growth of our business.
During fiscal 2013, cash used in investing activities was primarily attributable to capital expenditures for technology hardware to support the growth of our business, as well as leasehold improvements on our corporate and international offices.
Financing Activities
For fiscal 2015, cash provided by financing activities of $31.6 million consisted primarily of $16.8 million of proceeds from the exercise of stock options, $14.5 million of proceeds received from the issuance of stock related to our equity incentive plans, and $0.8 million from excess tax benefits from employee stock plans, partially offset by a $0.5 million payment related to our build-to-suit lease obligation.
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
Loan and Security Agreement
On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank. The agreement provides for a revolving line of credit facility, which expires May 9, 2015. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in January 2015) or the LIBOR rate plus 2.75%. As of January 31, 2015, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company. We were in compliance with all covenants as of January 31, 2015.

Contractual Payment Obligations

We lease our office spaces under non-cancelable leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $10.5 million, $6.4 million and $3.9 million during fiscal 2015, 2014 and 2013, respectively,

On April 29, 2014, we entered into an office lease (the "Lease") for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the "Premises"). The Premises will be allocated to approximately 95,000 square feet of rentable space (the "Initial Premises") which we expect to occupy in January 2016 and approximately 87,000 square feet of rentable space (the "Must-Take Premises"), which we expect to occupy one year thereafter. The Initial Premises and the Must-Take Premises each have a term of 84 months, subject to the completion of certain pre-occupancy improvements by our landlord. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for the Lease.

As a result of our involvement during the construction period, whereby we have certain indemnification obligations related to the construction, we are considered for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We have recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, net” and “Other liabilities, non-current” respectively, on our consolidated balance sheets. We will increase the asset and corresponding long term liability as additional building costs are incurred by the landlord during the construction period. Once the landlord completes the construction of the Initial Premises, which is estimated to be in January 2016, we will evaluate the Lease in order to determine whether or not the Lease meets the criteria for “sale-leaseback” treatment.

The following summarizes our contractual commitments and obligations as of January 31, 2015:

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Office lease obligations	$146,444	$10,594	$40,010	$39,961	$55,879
 _________________________
*We entered into a sublease agreement on November 16, 2012 for a portion of our office space in the United Kingdom, and the future sublease rental income of $0.8 million has been included as an offset to our future minimum rental payments.

Off-Balance Sheet Arrangements
During fiscal 2015, 2014 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at January 31, 2015. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and cash equivalents of $387.3 million as of January 31, 2015. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. During the fiscal years ended January 31, 2015 and 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of January 31, 2015, we had no balance outstanding under this agreement.

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

Item 8. Financial Statements and Supplementary Data

Splunk Inc.

The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption "Quarterly Results of Operations," which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Splunk Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Splunk Inc. and its subsidiaries at January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2015 and 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 31, 2015

Splunk Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	January 31, 2015	January 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$387,315	$897,453
Investments, current portion	462,849	—
Accounts receivable, net	128,413	83,348
Prepaid expenses and other current assets	21,256	12,019
Total current assets	999,833	992,820
Investments, non-current	165,082	—
Property and equipment, net	50,374	15,505
Intangible assets, net	10,416	12,294
Goodwill	19,070	19,070
Other assets	3,016	642
Total assets	$1,247,791	$1,040,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,726	$2,079
Accrued payroll and compensation	65,220	43,876
Accrued expenses and other liabilities	27,819	12,743
Deferred revenue, current portion	249,883	149,156
Total current liabilities	346,648	207,854
Deferred revenue, non-current	54,202	43,165
Other liabilities, non-current	33,620	4,404
Total non-current liabilities	87,822	47,569
Total liabilities	434,470	255,423
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at January 31, 2015 and January 31, 2014	—	—
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 123,538,492 shares issued and outstanding at January 31, 2015, and 116,099,516 shares issued and outstanding at January 31, 2014	123	116
Accumulated other comprehensive income (loss)	(837)	58
Additional paid-in capital	1,200,858	954,441
Accumulated deficit	(386,823)	(169,707)
Total stockholders’ equity	813,321	784,908
Total liabilities and stockholders’ equity	$1,247,791	$1,040,331

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2015	2014	2013
Revenues
License	$283,191	$199,024	$135,922
Maintenance and services	167,684	103,599	63,022
Total revenues	450,875	302,623	198,944
Cost of revenues (1)
License	1,859	330	727
Maintenance and services	66,519	35,495	20,697
Total cost of revenues	68,378	35,825	21,424
Gross profit	382,497	266,798	177,520
Operating expenses (1)
Research and development	150,790	75,895	41,853
Sales and marketing	344,471	215,335	125,098
General and administrative	103,046	53,875	32,602
Total operating expenses	598,307	345,105	199,553
Operating loss	(215,810)	(78,307)	(22,033)
Interest and other income (expense), net
Interest income, net	754	225	152
Other income (expense), net	216	(920)	—
Change in fair value of preferred stock warrants	—	—	(14,087)
Total interest and other income (expense), net	970	(695)	(13,935)
Loss before income taxes	(214,840)	(79,002)	(35,968)
Provision for income taxes	2,276	6	713
Net loss	$(217,116)	$(79,008)	$(36,681)

Basic and diluted net loss per share	$(1.81)	$(0.75)	$(0.46)

Weighted-average shares used in computing basic and diluted net loss per share	119,775	105,067	80,246

(1)      Amounts include stock-based compensation expense, as follows:

Cost of revenues	$17,189	$5,283	$1,217
Research and development	60,777	20,829	6,170
Sales and marketing	90,064	30,012	8,093
General and administrative	46,149	13,244	4,000

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended January 31,
	2015	2014	2013
Net loss	$(217,116)	$(79,008)	$(36,681)
Other comprehensive income (loss):
Net unrealized gain on investments	2	—	—
Foreign currency translation adjustments	(897)	193	(111)
Total other comprehensive income (loss)	(895)	193	(111)
Comprehensive loss	$(218,011)	$(78,815)	$(36,792)

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

	Convertible Preferred Stock - Series A, B, C		Common Stock
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at January 31, 2012	56,930,194	$40,913	23,092,407	$23	$12,373	$(24)	$(54,018)	$(41,646)
Stock-based compensation	—	—	—	—	19,480	—	—	19,480
Issuance of common stock upon exercise of options	—	—	5,529,112	6	6,890	—	—	6,896
Conversion of preferred stock to common stock upon initial public offering	(56,930,194)	(40,913)	56,930,194	57	40,856	—	—	40,913
Issuance of common stock upon initial public offering	—	—	14,532,278	15	225,210	—	—	225,225
Issuance of common stock upon early exercise of warrants	—	—	466,714	—	631	—	—	631
Reclassification of preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	16,220	—	—	16,220
Vesting of early exercised options	—	—	—	—	845	—	—	845
Vesting of restricted stock units	—	—	2,125	—	—	—	—	—
Common stock issued upon ESPP purchase	—	—	367,520	—	5,310	—	—	5,310
Excess tax benefits from employee stock plans	—	—	—	—	462	—	—	462
Net change in cumulative translation adjustment	—	—	—	—	—	(111)	—	(111)
Net loss	—	—	—	—	—	—	(36,681)	(36,681)
Balances at January 31, 2013	—	—	100,920,350	101	328,277	(135)	(90,699)	237,544
Stock-based compensation	—	—	—	—	69,368	—	—	69,368
Issuance of common stock upon exercise of options	—	—	7,254,049	7	23,724	—	—	23,731
Vesting of early exercised options	—	—	—	—	112	—	—	112
Vesting of restricted stock units	—	—	475,111	—	—	—	—	—
Taxes withholding related to net share settlement of equity awards	—	—	—	—	(18,156)	—	—	(18,156)
Issuance of common stock upon ESPP purchase	—	—	550,006	1	11,433	—	—	11,434

Splunk Inc.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

Excess tax benefits from employee stock plans	—	—	—	—	351	—	—	351
Net change in cumulative translation adjustments	—	—	—	—	—	193	—	193
Issuance of common stock in connection with follow-on offering, net of offering costs	—	—	6,900,000	7	539,332	—	—	539,339
Net loss	—	—	—	—	—	—	(79,008)	(79,008)
Balances at January 31, 2014	—	—	116,099,516	116	954,441	58	(169,707)	784,908
Stock-based compensation	—	—	—	—	214,179	—	—	214,179
Issuance of common stock upon exercise of options	—	—	4,213,746	4	16,788	—	—	16,792
Vesting of early exercised options	—	—	—	—	112	—	—	112
Vesting of restricted stock units	—	—	2,862,027	3	(3)	—	—	—
Issuance of common stock upon ESPP purchase	—	—	363,203	—	14,494	—	—	14,494
Excess tax benefits from employee stock plans	—	—	—	—	847	—	—	847
Unrealized gain from investments	—	—	—	—	—	2	—	2
Net change in cumulative translation adjustments	—	—	—	—	—	(897)	—	(897)
Net loss	—	—	—	—	—	—	(217,116)	(217,116)
Balances at January 31, 2015	—	$—	123,538,492	$123	$1,200,858	$(837)	$(386,823)	$813,321
The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended January 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(217,116)	$(79,008)	$(36,681)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,494	6,692	4,674
Amortization of investment premiums	775	—	—
Shared-based compensation expense	214,179	69,368	19,480
Deferred income taxes	(327)	(1,374)	(281)
Excess tax benefits from employee stock plans	(847)	(351)	(462)
Impairment of long-lived asset	—	2,128	—
Change in fair value of preferred stock warrants	—	—	14,087
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(45,065)	(19,400)	(29,453)
Prepaid expenses, other current and non-current assets	(11,284)	(6)	(2,377)
Accounts payable	1,766	171	187
Accrued compensation	21,344	15,753	11,981
Accrued expenses and other liabilities	16,297	2,454	3,446
Deferred revenue	111,764	77,421	62,047
Net cash provided by operating activities	103,980	73,848	46,648
Cash flows from investing activities
Purchases of investments	(820,710)	—	—
Maturities of investments	192,000	—	—
Acquisitions, net of cash acquired	(2,500)	(29,738)	—
Change in restricted cash	—	—	514
Purchases of property and equipment	(13,950)	(9,308)	(9,077)
Net cash used in investing activities	(645,160)	(39,046)	(8,563)
Cash flows from financing activities
Repayments of term debt	—	—	(2,289)
Proceeds from initial public offering, net of offering costs	—	—	225,225
Proceeds from exercise of warrant	—	—	631
Proceeds from exercise of stock options	16,792	23,731	6,896
Excess tax benefits from employee stock plans	847	351	462
Proceeds from employee stock purchase plan	14,494	11,434	5,310
Proceeds from follow-on offering, net of offering costs	—	539,339	—
Taxes paid related to net share settlement of equity awards	—	(18,156)	—
Payment related to build-to-suit lease obligation	(523)	—	—
Net cash provided by financing activities	31,610	556,699	236,235
Effect of exchange rate changes on cash and cash equivalents	(568)	13	20
Net increase (decrease) in cash and cash equivalents	(510,138)	591,514	274,340
Cash and cash equivalents
Beginning of period	897,453	305,939	31,599
End of period	$387,315	$897,453	$305,939
Supplemental disclosures
Cash paid for interest	$—	$—	$40
Cash paid for income taxes	1,080	490	118
Non-cash investing and financing activities
Accrued purchases of property and equipment	1,057	1,265	467
Conversion of preferred stock to common stock	—	—	40,913
Vesting of early exercised options	112	112	845
Deferred offering costs not yet paid	—	344	—
Capitalized construction costs related to build-to-suit lease	29,360	—	—
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

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2015, for example, refer to the fiscal year ended January 31, 2015.

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

Foreign Currency

The functional currency of our foreign subsidiaries is the respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated Other Comprehensive Loss within Stockholders' Equity. Foreign currency transaction gains and losses are included in Other Income (Expense), Net and were not material for the three years ended January 31, 2015. All assets and liabilities denominated in a foreign currency are translated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

into U.S. dollars at the exchange rate on the balance sheet date. Expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Revenue Recognition

We generate revenues primarily in the form of software license fees and related maintenance and services fees. License fees include perpetual license fees, term license fees and royalties. Maintenance and services primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available), training, professional services that are not essential to functionality and subscription software services.

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

When contracts contain software-related multiple elements wherein vendor specific objective evidence ("VSOE") exists for all undelivered elements and the services, if any, are not essential to the functionality of the delivered elements, we account for the delivered elements in accordance with the "Residual Method." Perpetual license arrangements are typically accompanied by maintenance agreements. Maintenance revenues consist of fees for providing software updates on a when and if available basis and technical support for software products ("post-contract support" or "PCS") for an initial term. Maintenance revenues are recognized ratably over the term of the agreement. We have established fair value for maintenance on perpetual licenses due to consistently priced standalone sales of maintenance. Revenues related to term license fees are recognized ratably over the contract term beginning on the date the customer has access to the software license key and continuing through the end of the contract term. In these cases we do not have VSOE of fair value for maintenance as fees for support and maintenance are bundled with the license over the entire term of the contract.

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

We are unable to establish VSOE of fair value for all undelivered elements in certain multiple element arrangements due to the lack of VSOE for maintenance services that are generally bundled with term licenses. In these instances, all revenue is recognized ratably over the period that the services are expected to be performed, commencing when all service periods have started. In arrangements where the expected service periods of maintenance services and professional or training services differ, we recognize all revenue over the longer of the expected service periods, which is generally the maintenance period.

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

For multiple-element arrangements containing our non-software services, we: (1) determine whether each element constitutes a separate unit of accounting; (2) determine the fair value of each element using the selling price hierarchy of VSOE of selling price, third-party evidence (“TPE”) of selling price or best-estimated selling price (“BESP”), as applicable; and (3) allocate the total price to each separate unit of accounting based on the relative selling price method. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, our price lists, our go-to-market strategy, historical standalone sales and contract prices. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.

For multiple-element arrangements that contain both software and non-software elements, we allocate revenue to software or software-related elements as a group and any non-software elements separately based on the selling price hierarchy. We determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use BESP. Once revenue is allocated to software or software-related elements as a group, we recognize revenue in conformance with software revenue accounting guidance. Revenue is recognized when revenue recognition criteria are met for each element.

In our subscription software services agreements, we include service level commitments to customers relating to levels of uptime availability and permitting those customers to receive credits in the event that we fail to meet those levels. To date, we have not incurred any material costs as a result of such commitments and have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Deferred revenue consists substantially of amounts invoiced in advance of revenue recognition for our products and services described above. We recognize deferred revenue as revenue only when the revenue recognition criteria are met.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid instruments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. We do not hold or issue financial instruments for trading purposes. As of January 31, 2015, 2014 and 2013, $374.7 million, $864.0 million and $250.8 million, respectively, of cash and cash equivalents were invested in money market funds.

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain the majority of our cash balance at one financial institution that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management believes is a high-credit, quality financial institution and invest our cash equivalents in highly rated money market funds.

At January 31, 2015 and 2014 no customer represented greater than 10% of total accounts receivable.

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

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Fiscal Year Ended January 31,
(in thousands)	2015	2014	2013

Balance at beginning of period	$758	$821	$557
Add: bad debt expense	—	140	286
Less: write-offs, net of recoveries	(285)	(203)	(22)
Balance at end of period	$473	$758	$821

Fair Value of Financial Instruments

We measure our cash equivalents and investments at fair value. The additional disclosures regarding our fair value measurements are included in Note 2 “Investments and Fair Value Measurements”.

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

Finite-lived intangible assets are amortized over their useful lives. Each period we evaluate the estimated remaining useful life of our finite-lived intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets then the carrying amount of such assets is reduced to fair value.

In-process research and development is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When in-process research and development projects are completed, the corresponding amount is reclassified as an amortizable intangible asset and is amortized over the asset's estimated useful life.

We evaluate the recoverability of our long-lived assets including intangible and tangible assets. Acquired finite-lived intangible assets are amortized over their useful lives. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We recognize such impairment in the event the net book value of such assets exceeds their fair value. If the fair value of the long-lived assets exceeds the carrying value of the net assets assigned, then the assets are not impaired and no further testing is performed. If the carrying value of the net assets assigned exceeds the fair value of the assets, then we must perform the second step of the impairment test in order to determine the implied fair value. During fiscal 2014, we recognized a $2.1 million impairment charge of a long-lived asset for previously capitalized Storm software development costs as a result of our decision to make Splunk Storm available to customers at no cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalized Software Development Costs

Capitalization of software development costs for software to be sold, leased, or otherwise marketed begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. We did not capitalize any internal software development costs for fiscal 2015 and 2014 because the cost incurred and the time between technological feasibility and product release was insignificant. For fiscal 2015, 2014 and 2013, total amortization expense was $0, $0 and $0.1 million respectively, from capitalized purchased technology of $0.5 million in December 2010.

Costs related to software acquired, developed or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. We define the design, configuration, and coding process as the application development stage. We did not capitalize any costs related to computer software developed for internal use in fiscal 2015 or 2014. During the third quarter of fiscal 2014, we recognized a $2.1 million impairment charge for the remaining balance of the previously capitalized Storm software development costs as a result of our decision to make Splunk Storm available to customers at no cost.

Commissions
Commissions are recorded as a component of sales and marketing expenses and consist of the variable compensation paid to our sales force. Sales commissions are earned and recorded at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales personnel are recoverable only in the case that we cannot collect the invoiced amounts associated with a sales order. Commission expense was $61.0 million, $54.0 million and $26.9 million for fiscal 2015, 2014 and 2013 respectively.
Leases
We primarily lease our facilities under operating leases. For leases that contain rent escalation or rent concession provisions, we record the total rent expense during the lease term on a straight-line basis over the term of the lease. We record the difference between the rent paid and the straight-line rent expense as a current and non-current deferred rent liability in Accrued expenses and other liabilities and Other liabilities, non-current, respectively, on the consolidated balance sheets. Rent expense was $10.5 million, $6.4 million and $3.9 million during fiscal 2015, 2014 and 2013, respectively.
Advertising Expense
We expense advertising costs as incurred. We incurred $8.4 million, $6.3 million and $6.0 million in advertising expenses for fiscal 2015, 2014 and 2013, respectively. Advertising costs are recorded in Sales and marketing expenses in the consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of January 31, 2015 and 2014 (in thousands):

	January 31, 2015				January 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$374,682	$—	$—	$374,682	$864,012	$—	$—	$864,012
U.S. treasury securities	—	627,931	—	627,931	—	—	—	—
Reported as:
Assets:
Cash and cash equivalents				$374,682				$864,012
Investments, current portion				462,849				—
Investments, non-current				165,082				—
Total				$1,002,613				$864,012

Our investments in money market funds are measured at fair value on a recurring basis. Our money market funds are targeted to be priced and have a net asset value of $1 per share. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments are classified as Level 1.

We invested in U.S. treasury securities during the fiscal year ended January 31, 2015, which we have classified as available-for-sale securities. The following table presents our available-for-sale investments as of January 31, 2015 (in thousands):

	January 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current portion:
U.S. treasury securities	$462,831	$52	$(34)	$462,849
Investments, non-current:
U.S. treasury securities	165,098	45	(61)	165,082
Total available-for-sale investments	$627,929	$97	$(95)	$627,931

As of January 31, 2015, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$354,592	$(95)	$—	$—	$354,592	$(95)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2015, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments are as follows (in thousands):

January 31, 2015
Due within one year	$462,849
Due within one to two years	165,082
Total	$627,931

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

(3)  Commitments and Contingencies

Office Lease Commitments

We lease our office spaces under non-cancelable leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $10.5 million, $6.4 million and $3.9 million for the fiscal years ended January 31, 2015 and 2014 and 2013, respectively.

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

As a result of our involvement during the construction period, whereby we have certain indemnification obligations related to the construction, we are considered for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We have recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, net” and “Other liabilities, non-current” respectively, on our consolidated balance sheets. We will increase the asset and corresponding long term liability as additional building costs are incurred by the landlord during the construction period. Once the landlord completes the construction of the Initial Premises, which is estimated to be in January 2016, we will evaluate the Lease in order to determine whether or not the Lease meets the criteria for “sale-leaseback” treatment.

Future minimum rental payments required under our office lease agreements as of January 31, 2015 are as follows:

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Office lease obligations	$146,444	$10,594	$40,010	$39,961	$55,879
 _________________________
*We entered into a sublease agreement on November 16, 2012 for a portion of our office space in the United Kingdom, and the future sublease rental income of $0.8 million has been included as an offset to our future minimum rental payments.

Legal Proceedings

We are subject to certain routine legal and regulatory proceedings, as well as demands and claims that arise in the normal course of our business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarterly and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position, nor is it possible to provide an estimated amount of any such loss. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows, or both, in a particular quarter.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at January 31, 2015.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of January 31,
	2015	2014
Computer equipment and software	$28,342	$20,451
Furniture and fixtures	7,707	5,364
Leasehold improvements	10,146	7,128
Construction in progress (1)	29,360	—
	75,555	32,943
Less: accumulated depreciation and amortization	(25,181)	(17,438)
Property and equipment, net	$50,374	$15,505

(1) This relates to the capitalization of construction costs in connection with our build-to-suit lease obligation, where we are considered the owner of the asset, for accounting purposes only, during the construction period. There is a corresponding long-term liability for this obligation on our consolidated balance sheets under “Other liabilities, non-current.” Refer to Note 3 “Commitments and Contingencies” for details.

Depreciation and amortization expense on Property and Equipment, net was $8.0 million, $7.7 million and $4.7 million for the fiscal years ended January 31, 2015, 2014 and 2013 respectively. Included in depreciation and amortization expense during the fiscal year ended January 31, 2014 was a $2.1 million impairment charge of a long-lived asset for previously capitalized Storm software development costs as a result of our decision to make Storm available to customers at no cost.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except Useful Life):

	Fair value	Useful Life (months)
Developed technology	$7,330	48
In-process research and development	500	Indefinite
Customer relationships	160	36
Other acquired intangible assets	480	24-36
Total intangible assets subject to amortization	$8,470

Intangible Assets

Intangible assets subject to amortization realized from acquisitions as of January 31, 2015 are as follows (in thousands, except Useful Life):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (months)
Developed technology	$12,770	$(3,653)	$9,117	31
Customer relationships	1,620	(711)	909	20
Other acquired intangible assets	810	(420)	390	17
Total intangible assets subject to amortization	$15,200	$(4,784)	$10,416

Additionally, we recognized $0.5 million in expense related to the change in net realizable value of in-process research and development obtained upon the acquisition of Cloudmeter during the fiscal year ended January 31, 2015.

The expected future amortization expense for acquired intangible assets as of January 31, 2015 is as follows (in thousands):

Fiscal Period:
Fiscal 2016	$4,462
Fiscal 2017	3,802
Fiscal 2018	2,152
Total amortization expense	$10,416

(6)  Debt Financing Facilities

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank. The agreement provides for a revolving line of credit facility, which expires May 9, 2015. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in January 2015) or the LIBOR rate plus 2.75%. As of January 31, 2015, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company. We were in compliance with all covenants as of January 31, 2015.

(7)  Stockholder's Equity

Common Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 1,000,000,000 shares of common stock, $0.001 par value per share. At January 31, 2015 and January 31, 2014, 123,538,492 shares and 116,099,516 shares of common stock were issued and outstanding, respectively.

Early Exercise of Employee Options

Stock options granted under our stock option plan provide certain employee option holders the right to exercise unvested options for shares of restricted common stock. Shares of restricted common stock, in the amounts of 18,750 and 56,250 at January 31, 2015 and January 31, 2014, respectively, were subject to a repurchase right held by us at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For early exercises of employee options, this repurchase right generally lapses as to 1/4th of the shares subject to the option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter.

These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding. However, these restricted shares are only deemed outstanding for basic earnings per share computation purposes upon the respective repurchase rights lapsing. We treat cash received from employees for the exercise of unvested options as a refundable deposit shown as a liability on our consolidated balance sheets.

Convertible Preferred Stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2012, our board approved the 2012 Equity Incentive Plan (the “2012 Plan”), which became effective upon the effectiveness of our IPO registration statement on Form S-1, on April 18, 2012. The 2012 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to our employees, directors and consultants and any parent or subsidiary corporations’ employees and consultants. Upon the effectiveness of our IPO registration statement on Form S-1, all shares that were reserved but not issued under the 2003 Plan became available for issuance under the 2012 Plan and no further shares will be granted pursuant to the 2003 Plan. Canceled or forfeited equity awards under the 2003 Plan will also become available for issuance under the 2012 Plan. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes or our outstanding stock, the term must not exceed 5 years. Options and RSUs generally vest over 4 years.

The 2012 plan provides for annual automatic increases on February 1 to the shares reserved for issuance. The automatic increase of the number of shares available for issuance under the 2012 Plan is equal to the least of 10 million shares, 5% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year or such other amount as our board may determine.

The following table summarizes the stock option and RSU award activity during the fiscal years ended January 31, 2014 and 2015:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Options Outstanding				RSUs Outstanding
	Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
					(in thousands)
Balances as of January 31, 2013	7,867,788	18,917,547	$4.26
Additional shares authorized	5,046,017
Options granted	(5,000)	5,000	70.48
Options exercised	—	(7,254,049)	3.27
Options forfeited and expired	574,060	(574,060)	6.08
RSUs granted	(8,090,820)					8,090,820
RSUs vested	—					(748,880)
RSUs forfeited	252,959					(252,959)
Shares withheld related to net share settlement of RSUs	273,769
Balances as of January 31, 2014	5,918,773	11,094,438	$4.84	6.42	$800,933	9,993,688
Additional shares authorized	5,804,975
Options granted	(40,000)	40,000	88.64
Options exercised	—	(4,213,746)	3.99
Options forfeited and expired	383,837	(383,837)	7.17
RSUs granted	(6,470,969)					6,470,969
RSUs vested	—					(2,862,027)
RSUs forfeited and canceled	1,122,262					(1,122,262)
Balances as of January 31, 2015	6,718,878	6,536,855	$5.76	5.59	$301,532	12,480,368
Vested and expected to vest		6,530,710	$5.74	5.59	$301,350	12,147,406
Exercisable as of January 31, 2015		4,611,570	$3.60	5.00	$221,639

(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of January 31, 2015.

During fiscal 2014, upon each settlement date of our outstanding RSUs to current employees, RSUs were withheld to cover the required withholding tax, which was based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees' tax obligation was reflected as a financing activity within our consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs were not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares were returned to the reserves and were available for future issuance under our 2012 Equity Incentive Plan.

During fiscal 2015, we began requiring that employees sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes, rather than our previous approach of net share settlement.

During fiscal 2015, $0.8 million in tax benefits have been realized from exercised stock options. At January 31, 2015, there was a total unrecognized compensation cost of $9.0 million related to these stock options, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 0.9 years. At January 31, 2015, there was a total unrecognized compensation cost of $620.3 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.1 years.

The aggregate intrinsic value of options exercised during the fiscal year ended January 31, 2015 was $270.1 million. The weighted-average grant date fair value of options granted was $43.31 per share for the fiscal year ended January 31, 2015. The weighted-average grant date fair value of RSUs granted was $61.38 per share for the fiscal year ended January 31, 2015. The aggregate intrinsic value of RSUs vested during the fiscal year ended January 31, 2015 was $172.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At January 31, 2014, there was a total unrecognized compensation cost of $19.0 million related to these stock options, adjusted for estimated forfeitures, which was expected to be recognized over the next 1.7 years. The total intrinsic value of options exercised during fiscal 2014 and fiscal 2013 was $359.3 million and $134.7 million, respectively. The weighted-average grant date fair value of options granted was $35.86 per share and $7.65 per share for fiscal 2014 and fiscal 2013, respectively.

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

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock-based awards, employee stock purchases and restricted stock units was allocated as follows:

	Fiscal Year Ended January 31,
(in thousands)	2015	2014	2013
Cost of revenues	$17,189	$5,283	$1,217
Research and development	60,777	20,829	6,170
Sales and marketing	90,064	30,012	8,093
General and administrative	46,149	13,244	4,000
Total stock-based compensation expense	$214,179	$69,368	$19,480

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

The following assumptions were used to estimate the fair value of options granted to employees:

	Fiscal Year Ended January 31,
	2015	2014	2013
Expected volatility	49.4%	53.3%	50.0 - 53.2%
Risk-free rate	1.96%	1.75%	0.82 - 1.14%
Dividend yield	—	—	—
Expected term (in years)	6.04	5.97	5.90 - 6.13

Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Forfeitures were estimated based on historical experience.

The following assumptions were used to estimate the fair value of nonemployee options:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year Ended January 31,
	2015	2014	2013
Expected volatility	50.5 - 51.4%	49.8 - 58.0%	49.7 - 51.7%
Risk-free rate	1.85 - 2.43%	1.37 - 2.52%	1.38 - 1.87%
Dividend yield	—	—	—
Expected term (in years)	6.70 - 7.96	7.45 - 9.12	8.05 - 9.35

The following assumptions were used to estimate the fair value of the ESPP:

Fiscal Year Ended January 31,
	2015	2014	2013
Expected volatility	38.4 - 59.0%	33.9 - 44.4%	42.0 - 49.1%
Risk-free rate	0.07 - 0.22%	0.08 - 0.13%	0.10- 0.19%
Dividend yield	—	—	—
Expected term (in years)	0.50 - 1.00	0.50 - 1.00	0.50 - 1.16

(9)  Geographic Information

Revenue

Revenues by geography are based on the shipping address of the customer. The following tables present our revenues by geographic region for the periods presented (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
United States	$342,728	$234,458	$155,926
International	108,147	68,165	43,018
Total revenues	$450,875	$302,623	$198,944

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. One channel partner represented 12% of total revenues during fiscal 2015. The revenues from this channel partner is comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues during fiscal 2015. No individual customers represented greater than 10% of total revenues during fiscal 2014 or 2013. At January 31, 2015 and 2014, no customer exceeded 10% of total accounts receivable.

Property and Equipment

The following tables present our property and equipment by geographic region for the periods presented (in thousands):

	As of January 31,
	2015	2014
United States	$47,236	$14,005
International	3,138	1,500
Total property and equipment, net	$50,374	$15,505

Other than the United States, no other individual country exceeded 10% of total property and equipment as of January 31, 2015 or 2014.

(10)  Income Taxes

Loss before income tax expense consists of the following for the periods shown below (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 31,
	2015	2014	2013
United States	$(221,041)	$(80,900)	$(37,613)
International	6,201	1,898	1,645
Total	$(214,840)	$(79,002)	$(35,968)

Income tax expense consists of the following for the periods shown below (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Current tax provision:
Federal	$—	$—	$—
State	138	178	50
Foreign	2,465	1,202	944
Total current tax provision	2,603	1,380	994
Deferred tax provision:
Federal	(170)	(1,043)	—
State	(14)	(131)	—
Foreign	(143)	(200)	(281)
Total deferred tax provision	(327)	(1,374)	(281)
Total tax provision	$2,276	$6	$713

For the fiscal year ended January 31, 2015, our tax provision consisted principally of state taxes in the United States and foreign taxes from legal entities established in foreign jurisdictions and withholding taxes paid. For the fiscal year ended January 31, 2014, our tax provision consisted principally of state and foreign income tax expense, offset by a partial release of valuation allowance on our United States deferred tax asset, as a result of the acquisitions made during the 2014 fiscal year. For the fiscal year ended January 31, 2013, our tax provision consisted principally of state and foreign income tax expense.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Expected provision at United States federal statutory rate	$(73,635)	$(26,861)	$(12,229)
State income taxes - net of federal benefit	(3,914)	(2,124)	(375)
Stock options	9,570	3,300	4,452
Research and development tax credits	(6,647)	(6,309)	(2,725)
Tax reserve for uncertain tax positions	(10)	8	25
Change in valuation allowance	75,910	32,069	11,205
Non-deductible expenses	1,006	866	333
Release of valuation allowance due to acquisitions	—	(1,173)	—
Other	(4)	230	27
Total tax provision	$2,276	$6	$713

Deferred tax assets and liabilities consist of the following (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$68,527	$18,979
Accrued liabilities	7,362	4,326
Tax credit carryforwards	22,396	13,314
Stock-based compensation	24,772	12,667
Deferred revenue	14,996	13,003
Valuation allowance	(135,655)	(57,464)
Total deferred tax assets	2,398	4,825
Deferred tax liabilities:
Depreciation and amortization	(1,776)	(4,529)
Total deferred tax liabilities	(1,776)	(4,529)
Net deferred taxes	622	296
Recorded as:
Current deferred tax assets	15,017	8,614
Current valuation allowance	(14,682)	(7,920)
Non-current deferred tax assets	121,260	49,147
Non-current valuation allowance	(120,973)	(49,545)
Net deferred tax assets	$622	$296

On the consolidated balance sheets, these deferred tax assets are included in Prepaid expenses and other current assets and other assets.

Net operating loss and tax credit carry forwards as of January 31, 2015 are as follows (in thousands):

	Amount	Expiration years
Net operating loss, federal	$821,859	2025-2035
Net operating loss, state	277,082	2016-2035
Tax credit, federal	18,829	2026-2035
Tax credit, state	17,900	N/A

ASC Topic 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that we assess that realization is more likely than not. Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Due to our history of U.S. operating losses, we believe the recognition of the deferred tax assets arising from the above mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net U.S. deferred tax assets. The valuation allowance totaled $135.7 million, $57.5 million and $24.5 million for fiscal 2015, 2014, and 2013, respectively.

The gross increase in the valuation allowance was $78.2 million between fiscal 2015 and 2014. At January 31, 2015, we had federal and state net operating loss carryforwards of $821.9 million and $277.1 million, respectively. The net operating losses for federal and state purposes begin to expire starting in 2025 and 2016, respectively. Additionally, we had federal and state research and development tax credit carryforwards of $34.9 million and $20.0 million as of January 31, 2015 and 2014, respectively. Our federal tax credits will start to expire in 2026 if not utilized. At January 31, 2015, we also had $1.8 million of California Enterprise Zone credits. The California Enterprise Zone credits will expire in 2024 if not utilized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The excess tax benefits associated with stock option exercises are recorded to stockholders’ equity only when they reduce income taxes payable.  As a result, the excess tax benefits are included in the net operating carryforwards, however, are not reflected in deferred tax assets for fiscal 2015 and 2014. The excess tax benefits for fiscal year 2015 and 2014 are $216.0 million and $144.3 million, respectively. Our policy with regard to providing for income tax expense when excess tax benefits are utilized is to follow the "with-and-without" approach as described in ASC 740-20 and ASC 718.

As of January 31, 2015, our liability for uncertain tax positions was $8.5 million, of which $0.3 million would, if recognized, impact our effective tax rate. The remainder will not, if recognized, affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets.

	Fiscal Year Ended January 31,
(in thousands)	2015	2014	2013
Balance at beginning of year	$4,862	$2,105	$1,056
Increase related to prior year tax positions	889	—	—
Decrease related to prior year tax positions	(24)	—	(13)
Increase related to current year tax positions	2,735	2,757	1,062
Settlements with tax authorities	—	—	—
Decrease related to lapse of statute of limitations	—	—	—
Balance at end of year	$8,462	$4,862	$2,105

We are required to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments were reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities.

We are subject to income taxes in United States federal and various state and local jurisdictions. Generally, we are no longer subject to United States federal, state and local tax examinations for tax years ended before January 31, 2011. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 31, 2015 and 2014, there was accrued interest and penalties of $94,000 and $99,000, respectively.

We intend either to invest our non-U.S. earnings permanently in foreign operations or to remit these earnings to our United States entities in a tax-free manner. For this reason, we do not record federal income taxes on the undistributed earnings of $9.2 million of our foreign subsidiaries. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known unless a decision is made to repatriate the earnings.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 31,
	2015	2014	2013
Numerator:
Net loss	$(217,116)	$(79,008)	$(36,681)
Denominator:
Weighted-average common shares outstanding	119,813	105,143	80,465
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(38)	(76)	(219)
Weighted-average shares used to compute net loss per share, basic and diluted	119,775	105,067	80,246
Net loss per share, basic and diluted	$(1.81)	$(0.75)	$(0.46)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of January 31,
	2015	2014	2013
Shares subject to outstanding common stock options	6,536,855	11,094,438	18,917,547
Shares subject to outstanding RSUs	12,480,368	9,993,688	2,904,707
Employee stock purchase plan	281,716	56,369	368,848
Total	19,298,939	21,144,495	22,191,102

(12)  Related Party Transactions

Certain members of our board of directors ("Board") serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours.  We believe the transactions between these companies and us were carried out on terms that are consistent with similar transactions with our other similarly situated customers or vendors. We recognized revenue from sales to these companies of $3.1 million, $3.1 million, and $2.0 million for the fiscal years ended January 31, 2015, 2014 and 2013, respectively. There were $1.8 million in accounts receivable due from these companies as of January 31, 2015. There were no accounts receivable due from these companies as of January 31, 2014. We also recorded $2.0 million, $1.4 million, and $0.9 million in expenses related to purchases from these companies during the fiscal years ended January 31, 2015, 2014 and 2013, respectively. There were no accounts payable to these companies as of January 31, 2015 or January 31, 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2015.

The effectiveness of our internal control over financial reporting as of January 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K (the "Proxy Statement").

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation - Equity Compensation Plan Information” in our Proxy Statement.

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

10.8
Office Lease, dated as of April 29, 2014, between 270 Brannan Street, LLC and the Registrant (incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q filed on June 9, 2014).

10.9#
Employment Offer Letter between the Registrant and Godfrey R. Sullivan, dated as of January 11, 2012 (incorporated by reference to Exhibit 10.9 filed with the Registrant's Registration Statement on Form S-1 filed on January 12, 2012).

10.10#
Employment Offer Letter between the Registrant and David F. Conte, dated as of January 11, 2012 (incorporated by reference to Exhibit 10.10 filed with the Registrant's Registration Statement on Form S-1 filed on February 17, 2012).

10.11#	Employment Offer Letter between the Registrant and Steven R. Sommer, dated as of January 19, 2012.

10.12#
Employment Offer Letter between the Registrant and Leonard R. Stein, dated as of January 11, 2012 (incorporated by reference to Exhibit 10.12 filed with the Registrant's Registration Statement on Form S-1 filed on February 17, 2012).

10.13#
Employment Offer Letter between the Registrant and Thomas E. Schodorf, dated as of January 9, 2012 (incorporated by reference to Exhibit 10.13 filed with the Registrant's Registration Statement on Form S-1 filed on January 12, 2012).

10.14#
Employment Offer Letter between the Registrant and Guido Schroeder, dated as of March 23, 2012 (incorporated by reference to Exhibit 10.4 filed with the Registrant's Quarterly Report on Form 10-Q filed on June 13, 2012).

10.15#
Employment Offer Letter between the Registrant and Doug Merritt, dated as of April 7, 2014 (incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q filed on June 9, 2014).

10.16#	Executive Bonus Plan (incorporated by reference to Exhibit 10.15 filed with the Registrant's Registration Statement on Form S-1 filed on April 6, 2012).

10.17#	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on April 24, 2012).

10.18#	Form of Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed on April 24, 2012).

10.19#	Form of Subscription Agreement under the 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K filed on April 24, 2012).

21.1	List of subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.RE	XBRL Taxonomy Presentation Linkbase Document

#	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2015.

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

Signature	Title	Date

/s/ Godfrey R. Sullivan	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2015
Godfrey R. Sullivan

/s/ David F. Conte	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2015
David F. Conte

/s/ John G. Connors	Director	March 31, 2015
John G. Connors

/s/ David M. Hornik	Director	March 31, 2015
David M. Hornik

/s/ Patricia B. Morrison	Director	March 31, 2015
Patricia B. Morrison

/s/ Thomas M. Neustaetter	Director	March 31, 2015
Thomas M. Neustaetter

/s/ Graham V. Smith	Director	March 31, 2015
Graham V. Smith

/s/ Nicholas G. Sturiale	Director	March 31, 2015
Nicholas G. Sturiale

/s/ Stephen G. Newberry	Director	March 31, 2015
Stephen G. Newberry

/s/ Mark Carges	Director	March 31, 2015
Mark Carges

/s/ Amy L. Chang	Director	March 31, 2015
Amy L. Chang