Form 10-Q
period 2015-04-30
SPLUNK INC
filed 2015-06-09
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

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

There were 125,711,976 shares of the registrant’s Common Stock issued and outstanding as of June 3, 2015.

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	April 30, 2015	January 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$413,507	$387,315
Investments, current portion	451,636	462,849
Accounts receivable, net	81,341	128,413
Prepaid expenses and other current assets	19,961	21,256
Total current assets	966,445	999,833
Investments, non-current	177,923	165,082
Property and equipment, net	62,315	50,374
Intangible assets, net	9,285	10,416
Goodwill	19,070	19,070
Other assets	4,957	3,016
Total assets	$1,239,995	$1,247,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,964	$3,726
Accrued payroll and compensation	46,865	65,220
Accrued expenses and other liabilities	27,503	27,819
Deferred revenue, current portion	249,372	249,883
Total current liabilities	327,704	346,648
Deferred revenue, non-current	55,931	54,202
Other liabilities, non-current	42,266	33,620
Total non-current liabilities	98,197	87,822
Total liabilities	425,901	434,470
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 125,336,202 shares issued and outstanding at April 30, 2015, and 123,538,492 shares issued and outstanding at January 31, 2015	125	123
Accumulated other comprehensive loss	(847)	(837)
Additional paid-in capital	1,272,825	1,200,858
Accumulated deficit	(458,009)	(386,823)
Total stockholders’ equity	814,094	813,321
Total liabilities and stockholders’ equity	$1,239,995	$1,247,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,
	2015	2014
Revenues
License	$71,872	$51,274
Maintenance and services	53,793	34,633
Total revenues	125,665	85,907
Cost of revenues (1)
License	1,161	78
Maintenance and services	21,924	14,109
Total cost of revenues	23,085	14,187
Gross profit	102,580	71,720
Operating expenses (1)
Research and development	44,698	29,742
Sales and marketing	101,989	71,078
General and administrative	26,872	21,003
Total operating expenses	173,559	121,823
Operating loss	(70,979)	(50,103)
Interest and other income (expense), net
Interest income, net	360	130
Other income (expense), net	89	(220)
Total interest and other income (expense), net	449	(90)
Loss before income taxes	(70,530)	(50,193)
Income tax provision	656	562
Net loss	$(71,186)	$(50,755)

Basic and diluted net loss per share	$(0.57)	$(0.43)

Weighted-average shares used in computing basic and diluted net loss per share	124,548	117,290

(1)      Amounts include stock-based compensation expense, as follows:

Cost of revenues	$6,532	$3,806
Research and development	20,075	12,587
Sales and marketing	29,610	19,120
General and administrative	9,892	7,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2015	2014
Net loss	$(71,186)	$(50,755)
Other comprehensive income (loss)
Net unrealized gain (loss) on investments	(25)	6
Foreign currency translation adjustments	15	29
Total other comprehensive income (loss)	(10)	35
Comprehensive loss	$(71,196)	$(50,720)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2015	2014
Cash flows from operating activities
Net loss	$(71,186)	$(50,755)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,466	2,651
Amortization of investment premiums	361	—
Stock-based compensation	66,109	43,239
Deferred income taxes	(319)	(285)
Excess tax benefits from employee stock plans	(466)	(479)
Changes in operating assets and liabilities
Accounts receivable, net	47,072	31,235
Prepaid expenses, other current and non-current assets	(327)	524
Accounts payable	402	386
Accrued payroll and compensation	(18,355)	(13,757)
Accrued expenses and other liabilities	640	4,461
Deferred revenue	1,218	1,691
Net cash provided by operating activities	28,615	18,911
Cash flows from investing activities
Purchases of investments	(160,514)	(250,883)
Maturities of investments	160,000	—
Purchases of property and equipment	(6,415)	(4,238)
Other investment activities	(1,500)	—
Net cash used in investing activities	(8,429)	(255,121)
Cash flows from financing activities
Proceeds from the exercise of stock options	5,366	5,836
Excess tax benefits from employee stock plans	466	479
Net cash provided by financing activities	5,832	6,315
Effect of exchange rate changes on cash and cash equivalents	174	189
Net increase (decrease) in cash and cash equivalents	26,192	(229,706)
Cash and cash equivalents
Beginning of period	387,315	897,453
End of period	$413,507	$667,747
Supplemental disclosures
Cash paid for income taxes	$489	$482
Non-cash investing and financing activities
Change in accrued purchases of property and equipment	647	1,239
Vesting of early exercised options	28	28
Change in capitalized construction costs related to build-to-suit lease	8,508	—

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

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2016 or fiscal year 2016, for example, refer to the fiscal year ending January 31, 2016.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of January 31, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the SEC on March 31, 2015. There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended January 31, 2015 included in the Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2016.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In April 2015, the FASB proposed a one-year deferral in the effective date of the new standard. In accordance with the deferral, the effective date applicable to us will be the first quarter of fiscal 2019. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our condensed consolidated financial statements and related disclosures.

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

Foreign Currency

The functional currency of our foreign subsidiaries is the respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated Other Comprehensive Loss within Stockholders' Equity. Foreign currency transaction gains and losses are included in Other Income (Expense), Net and were not material for the three months ended April 30, 2015 and 2014. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. All of our revenues are generated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located and are translated at the average exchange rate during the period. Equity and property, plant and equipment related transactions are translated using historical exchange rates.

Foreign Currency Contracts

In the first quarter of fiscal 2016, we began to use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These contracts typically have maturities of one month. They are not designated as cash flow or fair value hedges under ASC Topic 815, Derivatives and Hedging. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the condensed consolidated balance sheets with changes in the fair value recorded to Other income (expense), net in the condensed consolidated statement of operations.

Investments

We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. Securities are classified as available-for-sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income (loss). Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors, the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included as a component of interest income.

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of April 30, 2015 and January 31, 2015 (in thousands):

	April 30, 2015				January 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$404,858	$—	$—	$404,858	$374,682	$—	$—	$374,682
U.S. treasury securities	—	628,059	—	628,059	—	627,931	—	627,931
Other	—	—	1,500	1,500	—	—	—	—
Reported as:
Assets:
Cash and cash equivalents				$404,858				$374,682
Investments, current portion				451,636				462,849
Investments, non-current				177,923				165,082
Total				$1,034,417				$1,002,613

The following table represents our investments in U.S. treasury securities, which we have classified as available-for-sale investments as of April 30, 2015 (in thousands):

	April 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$—	$—	$—	$—
Investments, current portion:
U.S. treasury securities	451,580	74	(18)	451,636
Investments, non-current:
U.S. treasury securities	176,501	32	(110)	176,423
Total available-for-sale investments in U.S. treasury securities	$628,081	$106	$(128)	$628,059

As of April 30, 2015, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$270,489	$(128)	$8,001	$—	$278,490	$(128)

As of April 30, 2015, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments in U.S. treasury securities are as follows (in thousands):

April 30, 2015
Due within one year	$451,636
Due within one to two years	176,423
Total	$628,059

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

We invested in a two-year convertible promissory note of a privately-held company that we have classified as an available-for-sale investment and is included in investments, non-current, on our condensed consolidated balance sheets. This investment is recorded at fair value using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of quoted prices in active markets and inherent lack of liquidity. Unrealized gains and losses on our available-for-sale investment are excluded from earnings and reported, net of tax, as a separate component on the consolidated statements of comprehensive income (loss). During the three months ended April 30, 2015, we have not recognized any unrealized gains or losses or an other-than-temporary impairment charge on our investment. The carrying value of our convertible promissory note investment was $1.5 million as of April 30, 2015.

(3)  Commitments and Contingencies

Office Lease Commitments

We lease our office spaces under non-cancelable leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $2.9 million and $2.2 million for the three months ended April 30, 2015 and 2014, respectively.

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

The following summarizes our contractual commitments and obligations as of April 30, 2015:

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Office lease obligations	$143,870	$13,544	$42,172	$38,012	$50,142
 _________________________
*We entered into a sublease agreement on November 16, 2012 for a portion of our office space in the United Kingdom, and the future sublease rental income of $2.1 million has been included as an offset to our future minimum rental payments.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at April 30, 2015.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of
	April 30, 2015	January 31, 2015
Computer equipment and software	$31,197	$28,342
Furniture and fixtures	8,146	7,707
Leasehold improvements	12,633	10,146
Construction in progress (1)	37,868	29,360
	89,844	75,555
Less: accumulated depreciation and amortization	(27,529)	(25,181)
Property and equipment, net	$62,315	$50,374

(1) This relates to the capitalization of construction costs in connection with our build-to-suit lease obligation, where we are considered the owner of the asset during the construction period, for accounting purposes only. There is a corresponding long-

term liability for this obligation on our condensed consolidated balance sheets under “Other liabilities, non-current.” Refer to Note 3 “Commitments and Contingencies” for details.

Depreciation and amortization expense on Property and Equipment, net was $2.3 million and $1.7 million for the three months ended April 30, 2015 and 2014, respectively.

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

Intangible Assets

Intangible assets subject to amortization obtained from acquisitions as of April 30, 2015 are as follows (in thousands, except Useful Life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (months)
Developed technology	$12,770	$(4,565)	$8,205	28
Customer relationships	1,620	(846)	774	17
Other acquired intangible assets	810	(504)	306	15
Total intangible assets subject to amortization	$15,200	$(5,915)	$9,285

Amortization expense from acquired intangible assets during the three months ended April 30, 2015 was $1.1 million.

The expected future amortization expense for acquired intangible assets as of April 30, 2015 is as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal 2016	$3,331
Fiscal 2017	3,802
Fiscal 2018	2,152
Total amortization expense	$9,285

(6)  Debt Financing Facilities

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2015. As amended, the agreement provides for a revolving line of credit facility, which expires May 9, 2017. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in April 2015) or the LIBOR rate plus 2.75%. As of April 30, 2015, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of April 30, 2015.

(7)  Stock Compensation Plans

The following table summarizes the stock option, restricted stock unit ("RSU") and performance unit ("PSU") award activity during the three months ended April 30, 2015:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
					(in thousands)
Balances as of January 31, 2015	6,718,878	6,536,855	$5.76	5.59	$301,532	12,480,368
Additional shares authorized	6,176,924
Options exercised		(978,405)	5.48
Options forfeited and expired	71,638	(71,638)	43.32
RSUs and PSUs granted	(965,055)					965,055
RSUs vested						(819,305)
RSUs forfeited and canceled	464,591					(464,591)
Balances as of April 30, 2015	12,466,976	5,486,812	$5.32	5.26	$335,149	12,161,527
Vested and expected to vest		5,484,133	$5.32	5.26	$335,000	11,825,460
Exercisable as of April 30, 2015		4,245,897	$3.81	4.81	$265,745

(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of April 30, 2015.

During fiscal 2016, we granted PSUs to certain executives under our 2012 Equity Incentive Plan. The number of PSUs earned and eligible to vest will be determined after a one year performance period, based on achievement of certain company financial performance measures and the recipient's continued service with us. The number of shares of our stock to be received at vesting can range from 0% to 200% of the target amount. Compensation expense for PSUs is measured using the fair value at the date of grant and recorded over the vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives.

During the three months ended April 30, 2015, $0.5 million of tax benefits have been realized from exercised stock options. At April 30, 2015, there was a total unrecognized compensation cost of $6.3 million related to these stock options, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 0.74 years. At April 30, 2015, total unrecognized compensation cost was $580.3 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.91 years. At April 30, 2015, total unrecognized compensation cost was $13.6 million related to PSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.86 years.

The total intrinsic value of options exercised during the three months ended April 30, 2015 was $56.2 million. The weighted-average grant date fair value of RSUs granted was $61.82 per share for the three months ended April 30, 2015. The weighted-average grant date fair value of PSUs granted was $61.83 per share for the three months ended April 30, 2015.

(8)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended April 30,
	2015	2014
United States	$95,187	$64,679
International	30,478	21,228
Total revenues	$125,665	$85,907

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. During the three months ended April 30, 2015 and 2014, one channel partner represented approximately 11% and 10% of total revenues, respectively. The revenues from this channel partner is comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three months ended April 30, 2015 and 2014. At April 30, 2015, there was one channel partner that represented approximately 10% of total accounts receivable and at January 31, 2015, no customer or channel partner represented greater than 10% of total accounts receivable.

Property and Equipment

The following table presents our property and equipment by geographic region for the periods presented (in thousands):

	As of
	April 30, 2015	January 31, 2015
United States	$58,776	$47,236
International	3,539	3,138
Total property and equipment, net	$62,315	$50,374

Other than the United States, no other country represented 10% or more of our total property and equipment as of April 30, 2015 or January 31, 2015.

(9)  Income Taxes

For the three months ended April 30, 2015 and 2014, we recorded $0.7 million and $0.6 million in income tax expense, respectively. The increase in income tax expense was primarily due to an increase in taxable income in our international jurisdictions and state franchise tax.

There were no material changes to our unrecognized tax benefits in the three months ended April 30, 2015, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

(10)  Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including preferred stock, stock options, RSUs and PSUs to the extent dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2015	2014
Numerator:
Net loss	$(71,186)	$(50,755)
Denominator:
Weighted-average common shares outstanding	124,563	117,343
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(15)	(53)
Weighted-average shares used to compute net loss per share, basic and diluted	124,548	117,290
Net loss per share, basic and diluted	$(0.57)	$(0.43)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of April 30,
	2015	2014
Shares subject to outstanding common stock options	5,487	9,229
Shares subject to outstanding RSUs and PSUs	12,162	10,136
Employee stock purchase plan	316	250
Total	17,965	19,615

(11)  Related Party Transactions

Certain members of our board of directors ("Board") serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours.  We believe the transactions between these companies and us were carried out on terms that are consistent with similar transactions with our other similarly situated customers or vendors. We recognized revenues from sales to these companies of $1.1 million and $0.7 million for the three months ended April 30, 2015 and 2014, respectively. We also recorded $0.5 million and $0.5 million in expenses related to purchases from these companies during the three months ended April 30, 2015 and 2014, respectively. We had $0.1 million and $1.8 million of accounts receivable from these companies as of April 30, 2015 and January 31, 2015, respectively. There were no accounts payable to these companies as of April 30, 2015 or January 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our market opportunity, our future financial and operating results; our planned investments, particularly in our product development efforts; our planned expansion of our sales and marketing organization; our growth and integration strategies; our continued efforts to market and sell both domestically and internationally; our expectations about seasonal trends; our expectations regarding our revenues mix; use of non-GAAP financial measures; our expectations regarding our operating expenses, including increases in research and development, sales and marketing, and general and administrative expenses; sufficiency of cash to meet cash needs for at least the next 12 months; exposure to interest rate changes; inflation; anticipated income tax rates; our expectations regarding our leases; exposure to exchange rate fluctuations and our ability to manage such exposure; and our expected capital expenditures, cash flows and liquidity.

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

For Splunk Enterprise, we base our license fees on the estimated daily data indexing capacity our customers require. Prospective customers can download a trial version of our software that provides a full set of features but limited data indexing capacity. Following the 60-day trial period, prospective customers can purchase a license for our product or continue using our product with reduced features and limited data indexing capacity. A majority of our license revenues consist of revenues from perpetual licenses, whereby we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large perpetual licenses may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term. Additionally, we license our software under term licenses, which are generally recognized ratably over the contract term. From time to time, we also enter into transactions that are designed to enable broad adoption of our software within an enterprise, referred to as enterprise adoption agreements. These agreements often include provisions that require revenue deferral and recognition over time.

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

For the three months ended April 30, 2015 and 2014, our total revenues were $125.7 million and $85.9 million, respectively. For the three months ended April 30, 2015 and 2014, approximately 24% and 25% of our total revenues, respectively, were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of April 30, 2015, we had over 9,500 customers, including 80 of the Fortune 100 companies.

For the three months ended April 30, 2015 and 2014, our GAAP operating loss was $71.0 million and $50.1 million, respectively. Our non-GAAP operating loss was $0.7 million and $3.6 million for the three months ended April 30, 2015 and 2014, respectively.

For the three months ended April 30, 2015 and 2014, our GAAP net loss was $71.2 million and $50.8 million, respectively. Our non-GAAP net loss was $0.9 million and $4.2 million for the three months ended April 30, 2015 and 2014, respectively.

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

Non-GAAP Financial Results

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss and non-GAAP net loss per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, employer payroll tax expense related to employee stock plans, amortization of acquired intangible assets and ground lease expense related to a build-to-suit lease obligation. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by our management in its financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

We exclude stock-based compensation expense from our non-GAAP financial measures because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance. In particular, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe that providing non-GAAP financial measures that exclude this expense allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude amortization of acquired intangible assets and ground lease expense related to a build-to-suit lease obligation from our non-GAAP financial measures because these are considered by management to be outside of our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility of the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet.

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

The following table reconciles net cash provided by operating activities to free cash flow for the three months ended April 30, 2015 and 2014 (in thousands):

	Three Months Ended April 30,
	2015	2014
Net cash provided by operating activities	$28,615	$18,911
Less purchases of property and equipment	(6,415)	(4,238)
Free cash flow (Non-GAAP)	$22,200	$14,673
Net cash used in investing activities	$8,429	$(255,121)
Net cash provided by financing activities	$5,832	$6,315

The following table reconciles GAAP gross margin to non-GAAP gross margin for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,
	2015	2014
GAAP gross margin	81.6%	83.5%
Stock-based compensation expense	5.2	4.4
Employer payroll tax on employee stock plans	0.2	0.2
Amortization of acquired intangible assets	0.8	0.8
Non-GAAP gross margin	87.8%	88.9%

The following table reconciles GAAP operating loss to non-GAAP operating loss for the three months ended April 30, 2015 and 2014 (in thousands):

	Three Months Ended April 30,
	2015	2014
GAAP operating loss	$(70,979)	$(50,103)
Stock-based compensation expense	66,109	43,239
Employer payroll tax on employee stock plans	2,822	2,388
Amortization of acquired intangible assets	1,130	903
Ground lease expense related to build-to-suit lease obligation	222	—
Non-GAAP operating loss	$(696)	$(3,573)

The following table reconciles GAAP operating margin to non-GAAP operating margin for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,
	2015	2014
GAAP operating margin	(56.5)%	(58.3)%
Stock-based compensation expense	52.6	50.3
Employer payroll tax on employee stock plans	2.2	2.7
Amortization of acquired intangible assets	0.9	1.1
Ground lease expense related to build-to-suit lease obligation	0.2	—
Non-GAAP operating margin	(0.6)%	(4.2)%

The following table reconciles GAAP net loss to non-GAAP net loss for the three months ended April 30, 2015 and 2014 (in thousands):

	Three Months Ended April 30,
	2015	2014
GAAP net loss	$(71,186)	$(50,755)
Stock-based compensation expense	66,109	43,239
Employer payroll tax on employee stock plans	2,822	2,388
Amortization of acquired intangible assets	1,130	903
Ground lease expense related to build-to-suit lease obligation	222	—
Non-GAAP net loss	$(903)	$(4,225)

The following table reconciles the GAAP basic and diluted net loss per share to the non-GAAP basic and diluted net loss per share for the three months ended April 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2015	2014
GAAP basic and diluted net loss per share	$(0.57)	$(0.43)
Stock-based compensation expense	0.53	0.36
Employer payroll tax on employee stock plans	0.02	0.02
Amortization of acquired intangible assets	0.01	0.01
Ground lease expense related to build-to-suit lease obligation	0.00	—
Non-GAAP basic and diluted net loss per share	$(0.01)	$(0.04)

Weighted-average shares used in computing Non-GAAP basic and diluted net loss per share	124,548	117,290

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

Professional services and training revenues as a percentage of total revenues were 8% for the three months ended April 30, 2015 and 2014. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of foreign exchange gains and losses, interest income on our investments and cash and cash equivalents balances, changes in the fair value of forward exchange contracts and interest expense on outstanding debt.

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

	Three Months Ended April 30, 2015		Three Months Ended April 30, 2014
	Amount	% of Revenues	Amount	% of Revenues
	($ amounts in thousands)
Condensed Consolidated Statement of Operations Data:
Revenues
License	$71,872	57.2%	$51,274	59.7%
Maintenance and services	53,793	42.8	34,633	40.3
Total revenues	125,665	100.0	85,907	100.0
Cost of revenues
License (1)	1,161	1.6	78	0.2
Maintenance and services (1)	21,924	40.8	14,109	40.7
Total cost of revenues	23,085	18.4	14,187	16.5
Gross profit	102,580	81.6	71,720	83.5
Operating expenses
Research and development	44,698	35.6	29,742	34.6
Sales and marketing	101,989	81.2	71,078	82.7
General and administrative	26,872	21.3	21,003	24.4
Total operating expenses	173,559	138.1	121,823	141.8
Operating loss	(70,979)	(56.5)	(50,103)	(58.3)
Interest and other income (expense), net
Interest income	360	0.3	130	0.2
Other income (expense), net	89	0.1	(220)	(0.3)
Total interest and other income (expense), net	449	0.4	(90)	(0.1)
Loss before income taxes	(70,530)	(56.1)	(50,193)	(58.4)
Income tax provision	656	0.5	562	0.7
Net loss	$(71,186)	(56.6)%	$(50,755)	(59.1)%

(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended April 30, 2015 and 2014

Revenues

	Three Months Ended April 30,
	2015	2014	% Change
	($ amounts in thousands)
Revenues
License	$71,872	$51,274	40.2%
Maintenance and services	53,793	34,633	55.3%
Total revenues	$125,665	$85,907	46.3%
Percentage of revenues
License	57.2%	59.7%
Maintenance and services	42.8	40.3
Total	100.0%	100.0%

The increase in license revenues of $20.6 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of large orders. For example, we had 226 and 167 orders greater than $100,000 for the three months ended April 30, 2015 and 2014, respectively. Our total number of customers increased from approximately 7,400 at April 30, 2014 to more than 9,500 at April 30, 2015. The increase in maintenance and services revenues of $19.2 million was due to increases in sales of maintenance agreements as well as sales of professional services resulting from the growth of our installed customer base.

Cost of Revenues and Gross Margin

	Three Months Ended April 30,
	2015	2014	% Change
	($ amounts in thousands)
Cost of revenues
License	$1,161	$78	1,388.5%
Maintenance and services	21,924	14,109	55.4%
Total cost of revenues	$23,085	$14,187	62.7%
Gross margin
License	98.4%	99.8%
Maintenance and services	59.2%	59.3%
Total gross margin	81.6%	83.5%

Total cost of revenues increased $8.9 million primarily due to a $7.8 million increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues was primarily related to an increase of $5.5 million in salaries and benefits expense, which includes a $2.7 million increase in stock-based compensation expense, due to increased headcount, an increase of $0.7 million related to overhead costs, an increase of $0.5 million related to third-party consulting services and an increase of $0.5 million related to travel, other operating and employment-related expenses. The $1.1 million increase in cost of license revenues was primarily due to a $0.7 million increase in amortization expense related to acquired intangible assets. Total gross margin decreased slightly primarily due to the higher mix of maintenance and services revenues, which have lower margins than license revenues.

Operating Expenses

	Three Months Ended April 30,
	2015	2014	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$44,698	$29,742	50.3%
Sales and marketing	101,989	71,078	43.5%
General and administrative	26,872	21,003	27.9%
Total operating expenses	$173,559	$121,823	42.5%
Percentage of revenues
Research and development	35.6%	34.6%
Sales and marketing	81.2	82.7
General and administrative	21.3	24.4
Total	138.1%	141.8%

(1) Includes stock-based compensation expense:
Research and development	$20,075	$12,587
Sales and marketing	29,610	19,120
General and administrative	9,892	7,726
Total stock-based compensation expense	$59,577	$39,433

Research and development expense.  Research and development expense increased $15.0 million primarily due to a $12.7 million increase in salaries and benefits, which includes a $7.5 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products. We also had an increase of $1.6 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $30.9 million primarily due to a $21.8 million increase in salaries and benefits, which includes a $10.5 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $3.9 million in expenses due to increased facilities and overhead, as well as an increase of $1.6 million in marketing program fees, marketing events and advertising. Additionally, we had an increase of $2.1 million in travel expenses due to increased travel from our growing field sales organization and an increase of $1.3 million related to our sales kickoff.

General and administrative expense.  General and administrative expense increased $5.9 million due primarily to an increase of $4.6 million related to salaries and benefits, which includes a $2.2 million increase in stock-based compensation expense, due to increased headcount. Additionally, we had a $1.1 million increase due to IT related consulting expenses.

Interest and Other Income (Expense), net

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Interest and other income (expense), net:
Interest income, net	$360	$130
Other income (expense), net	89	(220)
Total interest and other income (expense), net	$449	$(90)

Interest and other income (expense), net reflects a net increase in income primarily due to an increase in interest income from our investments.

Income Tax Provision

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Income tax provision	$656	$562

For the three months ended April 30, 2015, we recorded an income tax expense that was primarily attributable to an increase in tax expense from increased activity in our foreign operations and state franchise tax.

Liquidity and Capital Resources

	April 30, 2015	January 31, 2015
	(in thousands)
Cash and cash equivalents	$413,507	$387,315

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Cash provided by operating activities	$28,615	$18,911
Cash used in investing activities	(8,429)	(255,121)
Cash provided by financing activities	5,832	6,315

Since fiscal 2010 we have funded our operations primarily through cash generated from operations. At April 30, 2015, our cash and cash equivalents of $413.5 million were held for working capital purposes, a majority of which was invested in money market funds. We intend to increase our capital expenditures for the remainder of fiscal 2016, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our products and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

In the three months ended April 30, 2015, cash inflows from our operating activities were $28.6 million, which reflects our net loss of $71.2 million, adjusted by non-cash charges of $69.2 million, consisting primarily of $66.1 million for stock-based compensation, $3.5 million for depreciation and amortization and $0.4 million for amortization of investment premiums, partially offset by $0.5 million for excess tax benefits from employee stock plans and $0.3 million for deferred income taxes. Sources of cash inflows were from changes in our working capital, including a $47.1 million decrease in accounts receivable due to strong collections, a $1.2 million increase in deferred revenue due to increased sales of our license and subscription products and the related product support agreements, a $0.6 million increase in accrued expenses and other liabilities due to the overall growth of our business and a $0.4 million increase in accounts payable. These cash inflows were offset by an $18.4 million decrease in accrued payroll and compensation and a $0.3 million increase in prepaid expense and other current and non-current assets.

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

Investing Activities

In the three months ended April 30, 2015, cash used in investing activities of $8.4 million was primarily attributable to $160.5 million of investments in U.S. treasury securities, $6.4 million of capital expenditures for the purchase of technology and hardware as well as purchases related to our facilities and infrastructure and $1.5 million related to other investment activities. These cash outflows were partially offset by $160.0 million cash inflow due to the maturities of our investments.

In the three months ended April 30, 2014, cash used in investing activities of $255.1 million was primarily attributable to $250.9 million of investments in U.S. treasury securities and $4.2 million of capital expenditures for the purchase of technology and hardware as well as purchases related to our facilities and infrastructure.

Financing Activities

In the three months ended April 30, 2015, cash provided by financing activities of $5.8 million consisted primarily of $5.4 million of proceeds from the exercise of stock options and $0.5 million of proceeds from excess tax benefits from employee stock plans.

In the three months ended April 30, 2014, cash provided by financing activities of $6.3 million consisted primarily of $5.8 million of proceeds from the exercise of stock options and $0.5 million of proceeds from excess tax benefits from employee stock plans.

Loan and Security Agreement

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2015. As amended, the agreement provides for a revolving line of credit facility, which expires May 9, 2017. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in April 2015) or the LIBOR rate plus 2.75%. As of April 30, 2015, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company.

In addition, the agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of April 30, 2015.

Contractual Payment Obligations

We lease our office spaces under non-cancelable leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $2.9 million and $2.2 million for the three months ended April 30, 2015 and 2014, respectively.

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

As a result of our involvement during the construction period, whereby we have certain indemnification obligations related to the construction, we are considered for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We have recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long-term liability in “Property and equipment, net” and “Other liabilities, non-current” respectively, on our condensed consolidated balance sheets. We will increase the asset and corresponding long term liability as additional building costs are incurred by the landlord during the construction period. Once the landlord completes the construction of the Initial Premises, which is estimated to be in January 2016, we will evaluate the Lease in order to determine whether or not the Lease meets the criteria for “sale-leaseback” treatment.

The following summarizes our contractual commitments and obligations as of April 30, 2015:

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Office lease obligations	$143,870	$13,544	$42,172	$38,012	$50,142
 _________________________
*We entered into a sublease agreement on November 16, 2012 for a portion of our office space in the United Kingdom, and the future sublease rental income of $2.1 million has been included as an offset to our future minimum rental payments.

Off-Balance Sheet Arrangements

During the three months ended April 30, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of any amounts at April 30, 2015.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting primarily of investment grade securities. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our operating results or the total fair value of the portfolio.

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of April 30, 2015, we had no balance outstanding under this agreement.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All of our revenues are generated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We seek to minimize the impact of certain foreign currency fluctuations by hedging certain balance sheet exposures with foreign currency forward contracts. Any gain or loss from settling these contracts is offset by the loss or gain derived from the underlying balance sheet exposures. We do not enter into any hedging contracts for trading or speculative purposes. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three months ended April 30, 2015 and 2014. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our revenues and operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into agreements for term licenses and/or our cloud services, for use of our software, whereby the fee is recognized ratably over the term, and, in combination with our introduction of enterprise adoption agreements, or transactions that are designed to enable broad adoption of our software within an enterprise, we have seen the proportion of our customer orders where revenues will be recognized ratably increase steadily as a percentage of total orders. At the beginning of each quarter, we do not know the ratio between perpetual licenses and ratably recognized agreements that we will enter into during the quarter. In the first quarter of fiscal 2016, the percentage of license and cloud orders that will be recognized ratably was 43%. As a result, our operating results could be significantly impacted by unexpected shifts in the ratio between perpetual licenses and ratably recognized agreements. In addition, the size of our licenses varies greatly, and a single, large perpetual license in a given period could distort our operating results. The timing and size of large transactions are often hard to predict in any particular period. Further, a portion of revenue recognized in any given quarter is a result of agreements entered into during previous quarters from ratably recognized agreements, including maintenance agreements. Consequently, a decline in business from ratably recognized agreements or maintenance agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters.  Accordingly, the effect of downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

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

•
the mix of revenues attributable to perpetual licenses and term licenses, subscriptions, enterprise adoption agreements, maintenance and professional services and training, which may impact our revenue, deferred revenue, gross margins and operating income;

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of April 30, 2015, approximately 35% of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $458.0 million at April 30, 2015. Because the market for our products is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and functionality for our products. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our products, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

We employ multiple, unique and evolving pricing models for our products and services. For example, we generally charge our customers for their use of Splunk Enterprise and Splunk Light based on their estimated peak daily indexing capacity. In addition, Splunk Cloud is generally priced based on peak daily indexing capacity and data storage and Hunk licenses are priced based on the number of Hadoop data nodes. We offer both perpetual and term licensing options, which have different payment schedules, and depending on the mix of such licenses, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit data volumes in order to stay within the limits of their existing licenses, making it more difficult for us to compete in our markets. As the amount of machine data within our customers’ organizations grows, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. While we recently introduced unlimited enterprise-wide licenses of Splunk Enterprise to provide pricing predictability to our customers, we have limited experience selling this type of license, and our customers may not find this type of license attractive.

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

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our software licensing offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers and conversions of users of the trial versions of our products into paying customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. In addition, the introduction of our cloud-based service Splunk Cloud has generated interest from our customers who are also considering purchasing and deploying Splunk Enterprise, our on-premises solution. In some cases, our customers may wish to consider a combination of these products, potentially further slowing our sales cycle. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, we will make a sale with a potential customer or if a user of a trial version of one of our products will upgrade to the paid version of that product. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenues from that transaction is delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term, our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline.

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

During the three months ended April 30, 2015, we derived approximately 24% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our products or renew their maintenance agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

In addition, we rely heavily on hosted SaaS technologies from third parties in order to operate critical functions of our business, including enterprise resource planning services and customer relationship management services.  Further, our cloud-based services, such as Splunk Cloud, are hosted exclusively by third parties. We recently introduced a 100% uptime service level agreement ("SLA") for Splunk Cloud. If any of these services fail or become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, or if we are unable to deliver 100% uptime under our SLAs, our revenues could be reduced, our reputation could be damaged, we could be exposed to legal liability, expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our products and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

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

While we have extensive procedures in place, we recently determined that downloads of our free software may have been made in potential violation of the export control and economic sanctions laws. We filed Initial Voluntary Self Disclosures in October 2014 with the U.S. Commerce Department's Bureau of Industry and Security ("BIS") and the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC") and we are currently in the process of preparing the Final Voluntary Disclosures for submission to BIS and OFAC.

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

Our products enable third-party software developers to build apps on top of our platform. We operate a community website, Splunkbase, for sharing these third-party apps, including add-ons and extensions. While we expect Splunkbase to support our sales and marketing efforts, it also presents certain risks to our business, including:

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

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although most of our sales contracts are denominated in U.S. dollars, and therefore substantially all of our revenues are not subject to foreign currency risk, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, adversely affecting our business operations and financial results. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported operating results. Although we engage in limited hedging strategies, any such strategies, such as forward contracts, options and foreign exchange swaps, related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of April 30, 2015, we had outstanding approximately 125.3 million shares of our common stock. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

Date: June 9, 2015

SPLUNK INC.

	By:	/s/ David F. Conte
David F. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT
INDEX

Exhibit Number	Description

10.1#	Form of Performance Unit Award Agreement under the 2012 Equity Incentive Plan.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Indicates management contract or compensatory plan.