Form 10-Q
period 2015-07-31
SPLUNK INC
filed 2015-09-09
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015

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

There were 128,475,148 shares of the registrant’s Common Stock issued and outstanding as of September 2, 2015.

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	July 31, 2015	January 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$326,200	$387,315
Investments, current portion	529,174	462,849
Accounts receivable, net	99,694	128,413
Prepaid expenses and other current assets	22,312	21,256
Total current assets	977,380	999,833
Investments, non-current	71,685	165,082
Property and equipment, net	77,013	50,374
Intangible assets, net	55,842	10,416
Goodwill	124,321	19,070
Other assets	6,899	3,016
Total assets	$1,313,140	$1,247,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,116	$3,726
Accrued payroll and compensation	57,174	65,220
Accrued expenses and other liabilities	33,702	27,819
Deferred revenue, current portion	263,157	249,883
Total current liabilities	358,149	346,648
Deferred revenue, non-current	58,093	54,202
Other liabilities, non-current	59,311	33,620
Total non-current liabilities	117,404	87,822
Total liabilities	475,553	434,470
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 128,340,232 shares issued and outstanding at July 31, 2015, and 123,538,492 shares issued and outstanding at January 31, 2015	128	123
Accumulated other comprehensive loss	(2,164)	(837)
Additional paid-in capital	1,352,921	1,200,858
Accumulated deficit	(513,298)	(386,823)
Total stockholders’ equity	837,587	813,321
Total liabilities and stockholders’ equity	$1,313,140	$1,247,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Revenues
License	$87,960	$62,081	$159,832	$113,355
Maintenance and services	60,366	39,466	114,159	74,099
Total revenues	148,326	101,547	273,991	187,454
Cost of revenues (1)
License	1,813	72	2,974	150
Maintenance and services	23,227	14,999	45,151	29,108
Total cost of revenues	25,040	15,071	48,125	29,258
Gross profit	123,286	86,476	225,866	158,196
Operating expenses (1)
Research and development	48,308	34,179	93,006	63,921
Sales and marketing	111,786	79,978	213,775	151,056
General and administrative	28,760	32,676	55,632	53,679
Total operating expenses	188,854	146,833	362,413	268,656
Operating loss	(65,568)	(60,357)	(136,547)	(110,460)
Interest and other income (expense), net
Interest income, net	425	163	785	293
Other income (expense), net	(295)	(54)	(206)	(274)
Total interest and other income (expense), net	130	109	579	19
Loss before income taxes	(65,438)	(60,248)	(135,968)	(110,441)
Income tax provision (benefit)	(10,149)	534	(9,493)	1,096
Net loss	$(55,289)	$(60,782)	$(126,475)	$(111,537)

Basic and diluted net loss per share	$(0.44)	$(0.51)	$(1.01)	$(0.94)

Weighted-average shares used in computing basic and diluted net loss per share	126,621	119,012	125,602	118,165

(1)      Amounts include stock-based compensation expense, as follows:

Cost of revenues	$5,662	$3,808	$12,194	$7,614
Research and development	19,301	13,578	39,376	26,165
Sales and marketing	28,210	21,263	57,820	40,383
General and administrative	10,436	20,861	20,328	28,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net loss	$(55,289)	$(60,782)	$(126,475)	$(111,537)
Other comprehensive loss
Net unrealized loss on investments	(20)	(10)	(45)	(4)
Foreign currency translation adjustments	(1,297)	(41)	(1,282)	(12)
Total other comprehensive loss	(1,317)	(51)	(1,327)	(16)
Comprehensive loss	$(56,606)	$(60,833)	$(127,802)	$(111,553)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2015	2014
Cash flows from operating activities
Net loss	$(126,475)	$(111,537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,776	5,538
Amortization of investment premiums	722	136
Stock-based compensation	129,718	102,749
Deferred income taxes	(11,305)	(513)
Excess tax benefits from employee stock plans	(652)	(868)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	28,719	13,510
Prepaid expenses, other current and non-current assets	12,468	1,492
Accounts payable	(100)	391
Accrued payroll and compensation	(8,698)	(6,664)
Accrued expenses and other liabilities	(7,085)	9,339
Deferred revenue	17,165	14,674
Net cash provided by operating activities	42,253	28,247
Cash flows from investing activities
Purchases of investments	(219,195)	(303,953)
Maturities of investments	247,000	15,000
Acquisitions, net of cash acquired	(142,693)	(2,500)
Purchases of property and equipment	(9,224)	(7,146)
Other investment activities	(1,500)	—
Net cash used in investing activities	(125,612)	(298,599)
Cash flows from financing activities
Proceeds from the exercise of stock options	10,736	9,418
Excess tax benefits from employee stock plans	652	868
Proceeds from employee stock purchase plans	10,906	8,355
Payment related to build-to-suit lease obligation	—	(523)
Net cash provided by financing activities	22,294	18,118
Effect of exchange rate changes on cash and cash equivalents	(50)	179
Net decrease in cash and cash equivalents	(61,115)	(252,055)
Cash and cash equivalents
Beginning of period	387,315	897,453
End of period	$326,200	$645,398
Supplemental disclosures
Cash paid for income taxes	$706	$585
Non-cash investing and financing activities
Change in accrued purchases of property and equipment	(145)	1,472
Vesting of early exercised options	56	56
Change in capitalized construction costs related to build-to-suit lease	22,109	14,668

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, then the customer should account for the arrangement as a service contract. The standard is effective for us for our first quarter of fiscal 2017, although early adoption is permitted, and will be applied on either a prospective or retrospective basis. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which provides a one-year deferral in the effective date of ASU No. 2014-09. Early adoption will be permitted, but not earlier than the original effective date for annual and interim periods. In accordance with the deferral, the effective date applicable to us will be the first quarter of fiscal 2019. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our condensed consolidated financial statements and related disclosures.

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

Foreign Currency

The functional currency of our foreign subsidiaries is the respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated Other Comprehensive Loss within Stockholders' Equity. Foreign currency transaction gains and losses are included in Other income (expense), net and were not material for the three and six months ended July 31, 2015 and 2014. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. All of our revenues are generated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located and are translated at the average exchange rate during the period. Equity and property, plant and equipment related transactions are translated using historical exchange rates.

Foreign Currency Contracts

In the first quarter of fiscal 2016, we began to use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These contracts typically have maturities of one month. They are not designated as cash flow or fair value hedges under ASC Topic 815, Derivatives and Hedging. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the condensed consolidated balance sheets with changes in the fair value recorded to Other income (expense), net in the condensed consolidated statements of operations.

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

Business Combinations

We use our best estimates and assumptions to allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statements of operations.

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of July 31, 2015 and January 31, 2015 (in thousands):

	July 31, 2015				January 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$296,990	$—	$—	$296,990	$374,682	$—	$—	$374,682
U.S. treasury securities	—	599,359	—	599,359	—	627,931	—	627,931
Other	—	—	1,500	1,500	—	—	—	—
Reported as:
Assets:
Cash and cash equivalents				$296,990				$374,682
Investments, current portion				529,174				462,849
Investments, non-current				71,685				165,082
Total				$897,849				$1,002,613

The following table represents our investments in U.S. treasury securities, which we have classified as available-for-sale investments as of July 31, 2015 (in thousands):

	July 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current portion:
U.S. treasury securities	$529,203	$52	$(81)	$529,174
Investments, non-current:
U.S. treasury securities	70,198	13	(26)	70,185
Total available-for-sale investments in U.S. treasury securities	$599,401	$65	$(107)	$599,359

As of July 31, 2015, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$286,905	$(106)	$17,005	$(1)	$303,910	$(107)

As of July 31, 2015, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments in U.S. treasury securities are as follows (in thousands):

July 31, 2015
Due within one year	$529,174
Due within one to two years	70,185
Total	$599,359

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

We invested in a two-year convertible promissory note of a privately-held company that we have classified as an available-for-sale investment and is included in investments, non-current, on our condensed consolidated balance sheets. This investment is recorded at fair value using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of quoted prices in active markets and inherent lack of liquidity. Unrealized gains and losses on our available-for-sale investment are excluded from earnings and reported, net of tax, as a separate component on the consolidated statements of comprehensive income (loss). During the three months ended July 31, 2015, we have not recognized any unrealized gains or losses or an other-than-temporary impairment charge on our investment. The carrying value of our convertible promissory note investment was $1.5 million as of July 31, 2015.

(3)  Commitments and Contingencies

Office Lease Commitments

We lease our office spaces under non-cancelable leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $3.4 million and $2.7 million for the three months ended July 31, 2015 and 2014, respectively, and $6.3 million and $4.9 million for the six months ended July 31, 2015 and 2014, respectively.

On April 29, 2014, we entered into an office lease (the "Lease") for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the "Premises"). The Premises will be allocated to approximately 95,000 square feet of rentable space (the "Initial Premises") and approximately 87,000 square feet of rentable space (the "Additional Premises"). We expect to occupy the Premises in the first quarter of fiscal 2017. The term of the Additional Premises begins one year after the Initial Premises and each have a term of 84 months. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for the Lease.

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

The following summarizes our contractual commitments and obligations as of July 31, 2015:

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Office lease obligations	$143,356	$15,739	$43,872	$37,075	$46,670
 _________________________
*We entered into sublease agreements for portions of our office spaces in London and Virginia, and the future sublease rental income of $1.4 million has been included as an offset to our future minimum rental payments.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at July 31, 2015.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of
	July 31, 2015	January 31, 2015
Computer equipment and software	$33,590	$28,342
Furniture and fixtures	8,386	7,707
Leasehold improvements	13,600	10,146
Construction in progress (1)	51,469	29,360
	107,045	75,555
Less: accumulated depreciation and amortization	(30,032)	(25,181)
Property and equipment, net	$77,013	$50,374
 _________________________
(1) This relates to the capitalization of construction costs in connection with our build-to-suit lease obligation, where we are considered the owner of the asset during the construction period for accounting purposes only. There is a corresponding long-term liability for this obligation on our condensed consolidated balance sheets under “Other liabilities, non-current.” Refer to Note 3 “Commitments and Contingencies” for details.

Depreciation and amortization expense on Property and Equipment, net was $2.5 million and $2.0 million for the three months ended July 31, 2015 and 2014, respectively, and $4.8 million and $3.7 million for the six months ended July 31, 2015 and 2014, respectively.

(5)  Acquisitions, Goodwill and Intangible Assets

Metafor Software

On June 23, 2015, we acquired 100% of the voting equity interest of Metafor Software Inc. ("Metafor Software"), a privately-held British Columbia corporation, which develops technology that provides anomaly detection and behavioral analytics for IT operations. This acquisition has been accounted for as a business combination. The purchase price of $16.4 million, paid in cash, was preliminarily allocated as follows: $2.7 million to identifiable intangible assets, $0.5 million to net assets acquired and $0.1 million to net deferred tax assets, with the excess $13.1 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including accelerating our anomaly detection capabilities for our core IT operations and security use cases. This goodwill is not deductible for income tax purposes. The results of operations of Metafor Software, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Pro forma results of operations of Metafor Software have not been presented as we do not consider the results to have a material effect on any of the periods presented in our condensed consolidated statements of operations. We are still finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Fair Value	Useful Life (months)
Developed technology	$2,300	48
Other acquired intangible assets	370	36
Total intangible assets acquired	$2,670

Caspida

On July 9, 2015, we acquired 100% of the voting equity interest of Caspida, Inc. ("Caspida"), a privately-held Delaware corporation, which develops technology that provides behavioral analytics to help detect, respond to and mitigate advanced security threats and insider security threats. This acquisition has been accounted for as a business combination. The purchase price of $128.4 million, paid in cash, was preliminarily allocated as follows: $45.8 million to identifiable intangible assets, $11.4 million to net deferred tax liability and $1.2 million to net assets acquired, with the excess $92.8 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products as well as our ability to sell into the security market. This goodwill is not deductible for income tax purposes. The results of operations of Caspida, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. We are still finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us. Additionally, we recognized $1.7 million of acquisition-related costs as general and administrative expense on our condensed consolidated statements of operations.

Per the terms of the merger agreement with Caspida, certain unvested shares of stock and unvested stock options held by Caspida employees were cancelled and exchanged for unvested restricted stock units and replacement stock options to purchase shares of our common stock under our 2012 Equity Incentive Plan. Additionally, certain shares of stock held by key employees of Caspida were cancelled and exchanged for unregistered restricted shares of our common stock subject to vesting. The fair value of $61.6 million of these issued awards, which are subject to the recipient's continued service with us and thus excluded from the purchase price, will be recognized ratably as stock-based compensation expense over the required service period.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Fair Value	Useful Life (months)
Developed technology	$44,300	72
In-process research and development	1,300	Indefinite*
Customer relationships	190	36
Total intangible assets acquired	$45,790
 ______________________
*The in-process research and development is considered an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts.

Unaudited Pro Forma Financial Information

The following unaudited pro forma information presents the combined results of operations as if the acquisition of Caspida had been completed on February 1, 2014, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include: (i) amortization associated with preliminary estimates for the acquired intangible assets; (ii) recognition of post-acquisition stock-based compensation; and (iii) the associated tax impact on these unaudited pro forma adjustments.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Revenues	$148,326	$101,547	$273,991	$187,454
Net loss	$(71,916)	$(66,458)	$(149,562)	$(111,288)
Basic and diluted net loss per share	$(0.57)	$(0.56)	$(1.19)	$(0.94)

Goodwill

Goodwill balances are presented below (in thousands):

Carrying amount
Balance as of January 31, 2015	$19,070
Goodwill acquired	105,916
Foreign currency translation adjustments	(665)
Balance as of July 31, 2015	$124,321

Intangible Assets

Intangible assets subject to amortization obtained from acquisitions as of July 31, 2015 are as follows (in thousands, except useful life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (months)
Developed technology	$59,370	$(6,215)	$53,155	64
Customer relationships	1,810	(986)	824	19
Other acquired intangible assets	1,180	(617)	563	28
Total intangible assets subject to amortization	$62,360	$(7,818)	$54,542

Additionally, we obtained $1.3 million of in-process research and development upon the acquisition of Caspida, which has an indefinite useful life. We will assess the carrying value and useful life of the asset once the associated research and development efforts are completed.

Amortization expense from acquired intangible assets during the three and six months ended July 31, 2015 was $1.8 million and $2.9 million, respectively.

The expected future amortization expense for acquired intangible assets as of July 31, 2015 is as follows (in thousands):

Fiscal Period:
Remaining six months of fiscal 2016	$6,261
Fiscal 2017	11,921
Fiscal 2018	10,272
Fiscal 2019	8,014
Fiscal 2020	7,615
Fiscal 2021	7,383
Thereafter	3,076
Total amortization expense	$54,542

(6)  Debt Financing Facilities

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2015. As amended, the agreement provides for a revolving line of credit facility, which expires May 9, 2017. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in July 2015) or the LIBOR rate plus 2.75%. As of July 31, 2015, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of July 31, 2015.

(7)  Stock Compensation Plans

The following table summarizes the stock option, restricted stock unit ("RSU") and performance unit ("PSU") award activity during the six months ended July 31, 2015:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
				(in years)	(in thousands)
Balances as of January 31, 2015	6,718,878	6,536,855	$5.76	5.59	$301,532	12,480,368
Additional shares authorized	6,176,924
Options granted	(86,753)	86,753	1.30
Options exercised		(2,062,822)	5.20
Options forfeited and expired	128,422	(128,422)	32.91
RSUs and PSUs granted	(2,008,628)					2,008,628
RSUs vested						(1,809,945)
RSUs forfeited and canceled	868,733					(868,733)
Balances as of July 31, 2015	11,797,576	4,432,364	$5.15	4.85	$287,275	11,810,318
Vested and expected to vest		4,429,149	$5.15	4.85	$287,077	11,375,584
Exercisable as of July 31, 2015		3,645,966	$3.77	4.40	$241,306
 _________________________
(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of July 31, 2015.

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

During the six months ended July 31, 2015, $0.7 million of tax benefits have been realized from exercised stock options. At July 31, 2015, total unrecognized compensation cost related to these stock options was $8.6 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 0.9 years. At July 31, 2015, total unrecognized compensation cost was $540.5 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.8 years. At July 31, 2015, total unrecognized compensation cost was $11.3 million related to PSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.6 years. Additionally, during the three months ended July 31, 2015, we issued 671,782 restricted shares of our common stock ("RSAs") and at July 31, 2015, total unrecognized compensation cost was $38.0 million related to RSAs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.4 years.

The total intrinsic value of options exercised during the six months ended July 31, 2015 was $126.1 million. The weighted-average grant date fair value of RSUs granted was $66.29 per share for the six months ended July 31, 2015. The weighted-average grant date fair value of PSUs granted was $61.83 per share for the six months ended July 31, 2015. The weighted-average grant date fair value of RSAs granted was $69.00 per share for the six months ended July 31, 2015.

(8)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
United States	$114,273	$76,026	$209,460	$140,705
International	34,053	25,521	64,531	46,749
Total revenues	$148,326	$101,547	$273,991	$187,454

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. One channel partner represented approximately 13% and 14% of total revenues during the three months ended July 31, 2015 and 2014, respectively, and approximately 12% of total revenues during the six months ended July 31, 2015 and 2014. The revenues from this channel partner is comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three months or six months ended July 31, 2015 and 2014. At July 31, 2015, one channel partner represented approximately 16% of total accounts receivable and a second channel partner represented approximately 15% of total accounts receivable. At January 31, 2015, no customer or channel partner represented greater than 10% of total accounts receivable.

Property and Equipment

The following table presents our property and equipment by geographic region for the periods presented (in thousands):

	As of
	July 31, 2015	January 31, 2015
United States	$72,876	$47,236
International	4,137	3,138
Total property and equipment, net	$77,013	$50,374

Other than the United States, no other country represented 10% or more of our total property and equipment as of July 31, 2015 or January 31, 2015.

(9)  Income Taxes

For the three months ended July 31, 2015 and 2014, we recorded $10.1 million in income tax benefit and $0.5 million in income tax expense, respectively. For the six months ended July 31, 2015 and 2014, we recorded $9.5 million in income tax benefit and $1.1 million in income tax expense, respectively. The recorded tax benefit was due to the partial release of the deferred tax asset valuation allowance from the acquisition of Caspida, partially offset by an increase in taxable income in our international jurisdictions. The net deferred tax liability from the acquisition of Caspida provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, we released a portion of the deferred tax asset valuation allowance.

During the three months ended July 31, 2015, we recorded additional long-term taxes payable of $1.3 million from unrecognized tax benefits as a result of our acquisition of Metafor Software. At this time, we are unable to make a reasonably reliable estimate of the timing of payments, and hence these unrecognized tax benefits are reported as long term. Because of our history of tax losses, all years remain open to tax audit.

(10)  Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including preferred stock, stock options, RSUs, PSUs and RSAs to the extent dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Numerator:
Net loss	$(55,289)	$(60,782)	$(126,475)	$(111,537)
Denominator:
Weighted-average common shares outstanding	126,627	119,055	125,612	118,213
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(6)	(43)	(10)	(48)
Weighted-average shares used to compute net loss per share, basic and diluted	126,621	119,012	125,602	118,165
Net loss per share, basic and diluted	$(0.44)	$(0.51)	$(1.01)	$(0.94)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of July 31,
	2015	2014
Shares subject to outstanding common stock options	4,432	8,236
Shares subject to outstanding RSUs, PSUs and RSAs	12,482	10,386
Employee stock purchase plan	319	337
Total	17,233	18,959

(11)  Related Party Transactions

Certain members of our board of directors ("Board") serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours.  We believe the transactions between these companies and us were carried out on terms that are consistent with similar transactions with our other similarly situated customers or vendors. We recognized revenues from sales to these companies of $1.4 million and $0.8 million for the three months ended July 31, 2015 and 2014, respectively, and $2.5 million and $1.5 million for the six months ended July 31, 2015 and 2014, respectively. We also recorded $0.5 million and $0.5 million in expenses related to purchases from these companies during the three months ended July 31, 2015 and 2014, respectively, and $1.1 million and $1.0 million for the six months ended July 31, 2015 and 2014, respectively. We had $0.5 million and $1.8 million of accounts receivable from these companies as of July 31, 2015 and January 31, 2015, respectively. There were no accounts payable to these companies as of July 31, 2015 or January 31, 2015.

(12)  Subsequent Event

On August 24, 2015, we entered into an office lease for approximately 235,000 square feet located in San Jose, California. This lease term is expected to commence in the third quarter of fiscal 2017 for a term of 10 years and nine months, subject to the completion of certain pre-occupancy improvements by our landlord. Our total obligation for the base rent will be approximately $120.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly

Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our market opportunity, our future financial and operating results; our planned investments, particularly in our product development efforts; our planned expansion of our sales and marketing organization; our growth and product integration strategies; our continued efforts to market and sell both domestically and internationally; our expectations about seasonal trends; our expectations regarding our revenues mix; use of non-GAAP financial measures; our expectations regarding our operating expenses, including increases in research and development, sales and marketing, and general and administrative expenses; sufficiency of cash to meet cash needs for at least the next 12 months; exposure to interest rate changes; inflation; anticipated income tax rates; our expectations regarding our leases; exposure to exchange rate fluctuations and our ability to manage such exposure; and our expected capital expenditures, cash flows and liquidity.

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

Our products are designed to accelerate return-on-investment for our customers. They generally do not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. For Splunk Enterprise, users can simply download and install the software, typically in a matter of hours, to connect to their relevant machine data sources. Alternatively, they can sign up for our Splunk Cloud service and avoid the need to provision, deploy and manage internal infrastructure. They can also provision a compute instance on Amazon Web Services via a pre-built Amazon Machine Image, which delivers a pre-configured virtual machine instance with our Splunk Enterprise software. We also offer support, training and professional services to our customers to assist in the deployment of our software.

For Splunk Enterprise, we base our license fees on the estimated daily data indexing capacity our customers require. Prospective customers can download a free trial version of our software that provides a full set of features but limited data indexing capacity. Following the 60-day trial period, prospective customers can purchase a license for our product or continue using our product with reduced features and limited data indexing capacity. A majority of our license revenues consist of revenues from perpetual licenses, whereby we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large perpetual licenses may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term. Additionally, we license our software under term licenses, which are generally recognized ratably over the contract term. From time to time, we also enter into transactions that are designed to enable broad adoption of our software within an enterprise, referred to as enterprise adoption agreements. These agreements often include provisions that require revenue deferral and recognition over time.

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

We intend to continue investing for long-term growth. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling features, address customer needs and enable solutions that can address new end markets. For example, in March 2015, we introduced Splunk Light, a product designed for smaller IT environments. In addition, we expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally. We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives. In June 2015, we acquired Metafor Software, a privately-held British Columbia corporation, which developed technology that provides anomaly detection and behavioral analytics for IT operations. In July 2015, we acquired Caspida, a privately-held Delaware corporation, which developed technology that provides behavioral analytics to help detect, respond to and mitigate advanced security threats and insider security threats.

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

We believe the factors that will influence our ability to achieve our goals include, among other things, our ability to deliver new products as well as additional product functionality; acquire new customers across geographies and industries; cultivate incremental sales from our existing customers by driving increased use of our software within organizations; provide additional solutions that leverage our core machine data engine to help organizations understand and realize the value of their machine data in specific end markets and use cases; add additional OEM and strategic relationships to enable new sales channels for our software as well as extend our integration with third party products; help software developers leverage the functionality of our machine data engine through SDKs and APIs; and successfully integrate acquired businesses and technologies.

For the three months ended July 31, 2015 and 2014, our total revenues were $148.3 million and $101.5 million, respectively. For the three months ended July 31, 2015 and 2014, approximately 23% and 25% of our total revenues, respectively, were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of July 31, 2015, we had over 10,000 customers, including 82 of the Fortune 100 companies.

For the three months ended July 31, 2015 and 2014, our GAAP operating loss was $65.6 million and $60.4 million, respectively. Our non-GAAP operating income was $4.8 million and $1.6 million for the three months ended July 31, 2015 and 2014, respectively.

For the three months ended July 31, 2015 and 2014, our GAAP net loss was $55.3 million and $60.8 million, respectively. Our non-GAAP net income was $4.1 million and $1.2 million for the three months ended July 31, 2015 and 2014, respectively.

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

Non-GAAP Financial Results

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross margin, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, employer payroll tax expense related to employee stock plans, amortization of acquired intangible assets, acquisition-related costs, ground lease expense related to a build-to-suit lease obligation and the partial release of the valuation allowance due to acquisition. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by our management in its financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

We exclude stock-based compensation expense from our non-GAAP financial measures because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance. In particular, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe that providing non-GAAP financial measures that exclude this expense allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude amortization of acquired intangible assets, acquisition-related costs, ground lease expense related to a build-to-suit lease obligation and the partial release of valuation allowance due to acquisition from our non-GAAP financial measures because these are considered by management to be outside of our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility of the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet.

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

The following table reconciles net cash provided by operating activities to free cash flow for the three and six months ended July 31, 2015 and 2014 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net cash provided by operating activities	$13,638	$9,336	$42,253	$28,247
Less purchases of property and equipment	(2,809)	(2,908)	(9,224)	(7,146)
Free cash flow (Non-GAAP)	$10,829	$6,428	$33,029	$21,101
Net cash used in investing activities	$(117,183)	$(43,478)	$(125,612)	$(298,599)
Net cash provided by financing activities	$16,462	$11,803	$22,294	$18,118

The following table reconciles GAAP gross margin to non-GAAP gross margin for the three and six months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
GAAP gross margin	83.1%	85.2%	82.4%	84.4%
Stock-based compensation expense	3.8	3.7	4.5	4.1
Employer payroll tax on employee stock plans	0.3	0.1	0.2	0.1
Amortization of acquired intangible assets	1.1	0.7	0.9	0.7
Non-GAAP gross margin	88.3%	89.7%	88.0%	89.3%

The following table reconciles GAAP operating loss to non-GAAP operating income (loss) for the three and six months ended July 31, 2015 and 2014 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
GAAP operating loss	$(65,568)	$(60,357)	$(136,547)	$(110,460)
Stock-based compensation expense	63,609	59,510	129,718	102,749
Employer payroll tax on employee stock plans	2,717	1,341	5,539	3,729
Amortization of acquired intangible assets	1,806	922	2,936	1,825
Acquisition-related costs	1,993	—	1,993	—
Ground lease expense related to build-to-suit lease obligation	222	222	444	222
Non-GAAP operating income (loss)	$4,779	$1,638	$4,083	$(1,935)

The following table reconciles GAAP operating margin to non-GAAP operating margin for the three and six months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
GAAP operating margin	(44.2)%	(59.4)%	(49.8)%	(58.9)%
Stock-based compensation expense	43.0	58.6	47.3	54.8
Employer payroll tax on employee stock plans	1.8	1.3	2.0	2.0
Amortization of acquired intangible assets	1.2	0.9	1.1	1.0
Acquisition-related costs	1.3	—	0.7	—
Ground lease expense related to build-to-suit lease obligation	0.1	0.2	0.2	0.1
Non-GAAP operating margin	3.2%	1.6%	1.5%	(1.0)%

The following table reconciles GAAP net loss to non-GAAP net income (loss) for the three and six months ended July 31, 2015 and 2014 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
GAAP net loss	$(55,289)	$(60,782)	$(126,475)	$(111,537)
Stock-based compensation expense	63,609	59,510	129,718	102,749
Employer payroll tax on employee stock plans	2,717	1,341	5,539	3,729
Amortization of acquired intangible assets	1,806	922	2,936	1,825
Acquisition-related costs	1,993	—	1,993	—
Ground lease expense related to build-to-suit lease obligation	222	222	444	222
Partial release of the valuation allowance due to acquisition	(10,924)	—	(10,924)	—
Non-GAAP net income (loss)	$4,134	$1,213	$3,231	$(3,012)

The following table reconciles the shares used in computing basic and diluted GAAP and non-GAAP net income (loss) per share for the three and six months ended July 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Weighted-average shares used in computing GAAP basic net loss per share	126,621	119,012	125,602	118,165
Effect of dilutive securities: Employee stock awards	5,380	6,606	5,551	—
Weighted-average shares used in computing non-GAAP basic and diluted net income (loss) per share	132,001	125,618	131,153	118,165

GAAP basic and diluted net loss per share	$(0.44)	$(0.51)	$(1.01)	$(0.94)
Non-GAAP basic and diluted net income (loss) per share	$0.03	$0.01	$0.02	$(0.03)

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

Maintenance and services revenues.  Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training, as well as revenues from our cloud services. Typically, when purchasing a perpetual license, a customer also purchases one year of maintenance service for which we charge a percentage of the license fee. When a term license is purchased, maintenance service is typically bundled with the license for the term of the license period. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. In arrangements involving a term license, we recognize both the license and maintenance revenues over the contract period. We have a professional services organization focused on helping some of our largest customers deploy our software in highly complex operational environments and train their personnel. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services or provide the training. We expect maintenance and services revenues to become a larger percentage of our total revenues as our installed customer base grows. We generally recognize the revenues associated with our cloud services ratably, on a straight-line basis, over the associated subscription term.

Professional services and training revenues as a percentage of total revenues were 7% for the three months ended July 31, 2015 and 2014. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

Cost of Revenues

Cost of license revenues.  Cost of license revenues includes all direct costs to deliver our product, including salaries, benefits, stock-based compensation and related expenses such as employer taxes, allocated overhead for facilities and IT and amortization of acquired intangible assets. We recognize these expenses as they are incurred.

Cost of maintenance and services revenues.  Cost of maintenance and services revenues includes salaries, benefits, stock-based compensation and related expenses such as employer taxes for our maintenance and services organization, allocated overhead for depreciation of equipment, facilities and IT, amortization of acquired intangible assets and third-party hosting fees related to our cloud services. We recognize expenses related to our maintenance and services organization as they are incurred.

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

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of foreign exchange gains and losses, interest income on our investments and cash and cash equivalents balances and changes in the fair value of forward exchange contracts.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Revenues
License	$87,960	$62,081	$159,832	$113,355
Maintenance and services	60,366	39,466	114,159	74,099
Total revenues	148,326	101,547	273,991	187,454
Cost of revenues
License	1,813	72	2,974	150
Maintenance and services	23,227	14,999	45,151	29,108
Total cost of revenues	25,040	15,071	48,125	29,258
Gross profit	123,286	86,476	225,866	158,196
Operating expenses
Research and development	48,308	34,179	93,006	63,921
Sales and marketing	111,786	79,978	213,775	151,056
General and administrative	28,760	32,676	55,632	53,679
Total operating expenses	188,854	146,833	362,413	268,656
Operating loss	(65,568)	(60,357)	(136,547)	(110,460)
Interest and other income (expense), net
Interest income, net	425	163	785	293
Other income (expense), net	(295)	(54)	(206)	(274)
Total interest and other income (expense), net	130	109	579	19
Loss before income taxes	(65,438)	(60,248)	(135,968)	(110,441)
Income tax provision (benefit)	(10,149)	534	(9,493)	1,096
Net loss	$(55,289)	$(60,782)	$(126,475)	$(111,537)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(as % of revenues)
Condensed Consolidated Statement of Operations Data:
Revenues
License	59.3%	61.1%	58.3%	60.5%
Maintenance and services	40.7	38.9	41.7	39.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	2.1	0.1	1.9	0.1
Maintenance and services (1)	38.5	38.0	39.6	39.3
Total cost of revenues	16.9	14.8	17.6	15.6
Gross profit	83.1	85.2	82.4	84.4
Operating expenses
Research and development	32.6	33.7	33.9	34.1
Sales and marketing	75.4	78.7	78.0	80.6
General and administrative	19.3	32.2	20.3	28.6
Total operating expenses	127.3	144.6	132.2	143.3
Operating loss	(44.2)	(59.4)	(49.8)	(58.9)
Interest and other income (expense), net
Interest income, net	0.3	0.2	0.3	0.2
Other income (expense), net	(0.2)	(0.1)	(0.1)	(0.1)
Total interest and other income (expense), net	0.1	0.1	0.2	0.1
Loss before income taxes	(44.1)	(59.3)	(49.6)	(58.8)
Income tax provision (benefit)	(6.8)	0.5	(3.4)	0.6
Net loss	(37.3)%	(59.8)%	(46.2)%	(59.4)%
 _________________________
(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended July 31, 2015 and 2014

Revenues

	Three Months Ended July 31,
	2015	2014	% Change
	($ amounts in thousands)
Revenues
License	$87,960	$62,081	41.7%
Maintenance and services	60,366	39,466	53.0%
Total revenues	$148,326	$101,547	46.1%
Percentage of revenues
License	59.3%	61.1%
Maintenance and services	40.7	38.9
Total	100.0%	100.0%

The increase in license revenues of $25.9 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of large orders. For example, we had 327 and 226 orders greater than $100,000 for the three months ended July 31, 2015 and 2014, respectively. Our total number of customers increased from approximately 7,900 at July 31, 2014 to more than 10,000 at July 31, 2015. The increase in maintenance and services revenues of $20.9 million was due to increases in sales of maintenance agreements as well as sales of professional services resulting from the growth of our installed customer base.

Cost of Revenues and Gross Margin

	Three Months Ended July 31,
	2015	2014	% Change
	($ amounts in thousands)
Cost of revenues
License	$1,813	$72	*
Maintenance and services	23,227	14,999	54.9%
Total cost of revenues	$25,040	$15,071	66.1%
Gross margin
License	97.9%	99.9%
Maintenance and services	61.5%	62.0%
Total gross margin	83.1%	85.2%
 ______________________
*Not meaningful

Total cost of revenues increased $10.0 million primarily due to an $8.2 million increase in cost of maintenance and services revenues. The $1.7 million increase in cost of license revenues was primarily due to a $1.3 million increase in amortization expense related to acquired intangible assets. The increase in cost of maintenance and services revenues was primarily related to an increase of $5.3 million in salaries and benefits expense, which includes a $1.9 million increase in stock-based compensation expense, due to increased headcount and an increase of $2.0 million related to third-party hosting fees to support our cloud services. Total gross margin decreased slightly primarily due to amortization expense related to acquired intangible assets.

Operating Expenses

	Three Months Ended July 31,
	2015	2014	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$48,308	$34,179	41.3%
Sales and marketing	111,786	79,978	39.8%
General and administrative	28,760	32,676	(12.0)%
Total operating expenses	$188,854	$146,833	28.6%
Percentage of revenues
Research and development	32.6%	33.7%
Sales and marketing	75.4	78.7
General and administrative	19.3	32.2
Total	127.3%	144.6%

(1) Includes stock-based compensation expense:
Research and development	$19,301	$13,578
Sales and marketing	28,210	21,263
General and administrative	10,436	20,861
Total stock-based compensation expense	$57,947	$55,702

Research and development expense.  Research and development expense increased $14.1 million primarily due to a $12.1 million increase in salaries and benefits, which includes a $5.7 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products. We also had an increase of $1.7 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $31.8 million primarily due to a $22.8 million increase in salaries and benefits, which includes a $6.9 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $5.3 million in expenses due to increased facilities and overhead, as well as an increase of $2.9 million in marketing program fees, marketing events and advertising.

General and administrative expense.  General and administrative expense decreased $3.9 million due primarily to a decrease of $6.8 million related to salaries and benefits, partially offset by a $2.8 million increase in consulting related expenses. The net decrease in salaries and benefits includes a $10.4 million decrease in stock-based compensation expense, primarily due to the acceleration of stock-based compensation expense during the prior year's second fiscal quarter related to the return of two restricted stock unit grants from our Chief Executive Officer. This decrease was partially offset by an increase of $3.7 million related to salary and other employee benefit related expenses as we increased headcount.

Interest and Other Income (Expense), net

	Three Months Ended July 31,
	2015	2014
	(in thousands)
Interest and other income (expense), net:
Interest income, net	$425	$163
Other income (expense), net	(295)	(54)
Total interest and other income (expense), net	$130	$109

Interest and other income (expense), net reflects a slight net increase in income primarily due to an increase in interest income from our investments.

Income Tax Provision (Benefit)

	Three Months Ended July 31,
	2015	2014
	(in thousands)
Income tax provision (benefit)	$(10,149)	$534

For the three months ended July 31, 2015, we recorded an income tax benefit that was primarily attributable to the partial release of the deferred tax asset valuation allowance from the acquisition of Caspida, partially offset by an increase in taxable income in our international jurisdictions. The net deferred tax liability from the acquisition of Caspida provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, we released a portion of the deferred tax asset valuation allowance.

Comparison of the Six Months Ended July 31, 2015 and 2014

Revenues

	Six Months Ended July 31,
	2015	2014	% Change
	($ amounts in thousands)
Revenues
License	$159,832	$113,355	41.0%
Maintenance and services	114,159	74,099	54.1%
Total revenues	$273,991	$187,454	46.2%
Percentage of revenues
License	58.3%	60.5%
Maintenance and services	41.7	39.5
Total	100.0%	100.0%

The increase in license revenues of $46.5 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of large orders. For example, we had 553 and 393 orders greater than $100,000 for the six months ended July 31, 2015 and 2014, respectively. Our total number of customers increased from approximately 7,900 at July 31, 2014 to more than 10,000 at July 31, 2015. The increase in maintenance and services revenues of $40.1 million was due to increases in sales of maintenance agreements as well as sales of professional services resulting from the growth of our installed customer base.

Cost of Revenues and Gross Margin

	Six Months Ended July 31,
	2015	2014	% Change
	($ amounts in thousands)
Cost of revenues
License	$2,974	$150	*
Maintenance and services	45,151	29,108	55.1%
Total cost of revenues	$48,125	$29,258	64.5%
Gross margin
License	98.1%	99.9%
Maintenance and services	60.4%	60.7%
Total gross margin	82.4%	84.4%
______________________
*Not meaningful

Total cost of revenues increased $18.9 million primarily due to a $16.0 million increase in cost of maintenance and services revenues. The $2.8 million increase in cost of license revenues was primarily due to a $2.0 million increase in amortization expense related to acquired intangible assets. The increase in cost of maintenance and services revenues was primarily related to an increase of $10.8 million in salaries and benefits expense, which includes a $4.6 million increase in stock-based compensation expense due to increased headcount, an increase of $3.3 million related to third-party hosting fees to support our cloud services and an increase of $1.1 million related to third-party consulting services. Total gross margin decreased slightly primarily due to amortization expense related to acquired intangible assets.

Operating Expenses

	Six Months Ended July 31,
	2015	2014	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$93,006	$63,921	45.5%
Sales and marketing	213,775	151,056	41.5%
General and administrative	55,632	53,679	3.6%
Total operating expenses	$362,413	$268,656	34.9%
Percentage of revenues
Research and development	33.9%	34.1%
Sales and marketing	78.0	80.6
General and administrative	20.3	28.6
Total	132.2%	143.3%

(1) Includes stock-based compensation expense:
Research and development	$39,376	$26,165
Sales and marketing	57,820	40,383
General and administrative	20,328	28,587
Total stock-based compensation expense	$117,524	$95,135

Research and development expense.  Research and development expense increased $29.1 million primarily due to a $24.8 million increase in salaries and benefits, which includes a $13.2 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products. We also had an increase of $3.3 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $62.7 million primarily due to a $44.6 million increase in salaries and benefits, which includes a $17.4 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $9.2 million in expenses due to increased facilities and overhead, as well as an increase of $4.5 million in marketing program fees, marketing events and advertising. Additionally, we had an increase of $2.8 million in travel expenses due to increased travel from our growing field sales organization and an increase of $1.2 million related to our sales kickoff.

General and administrative expense.  General and administrative expense increased $2.0 million due primarily to a $3.8 million increase in IT related consulting expenses partially offset by a decrease of $2.1 million related to salaries and benefits. The net decrease in salaries and benefits is due to a $8.3 million decrease in stock-based compensation expense, as a result of the acceleration of stock-based compensation expense during the prior year's second fiscal quarter related to the return of two restricted stock unit grants from our Chief Executive Officer. This decrease was partially offset by an increase of $6.2 million related to salary and other employee benefit related expenses as we increased headcount.

Interest and Other Income (Expense), net

	Six Months Ended July 31,
	2015	2014
	(in thousands)
Interest and other income (expense), net:
Interest income, net	$785	$293
Other income (expense), net	(206)	(274)
Total interest and other income (expense), net	$579	$19

Interest and other income (expense), net reflects a net increase in income primarily due to an increase in interest income from our investments.

Income Tax Provision (Benefit)

	Six Months Ended July 31,
	2015	2014
	(in thousands)
Income tax provision (benefit)	$(9,493)	$1,096

For the six months ended July 31, 2015, we recorded an income tax benefit that was primarily attributable to the partial release of the deferred tax asset valuation allowance from the acquisition of Caspida, partially offset by an increase in taxable income in our international jurisdictions. The net deferred tax liability from the acquisition of Caspida provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, we released a portion of the deferred tax asset valuation allowance.

Liquidity and Capital Resources

	July 31, 2015	January 31, 2015
	(in thousands)
Cash and cash equivalents	$326,200	$387,315

	Six Months Ended July 31,
	2015	2014
	(in thousands)
Cash provided by operating activities	$42,253	$28,247
Cash used in investing activities	(125,612)	(298,599)
Cash provided by financing activities	22,294	18,118

Since fiscal 2010 we have funded our operations primarily through cash generated from operations. At July 31, 2015, our cash and cash equivalents of $326.2 million were held for working capital purposes, a majority of which was invested in money market funds. We intend to increase our capital expenditures for the remainder of fiscal 2016 to support our global facility expansions and make additional investments in our infrastructure to scale our operations and increase productivity. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our products and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

In the six months ended July 31, 2015, cash inflows from our operating activities were $42.3 million, which reflects our net loss of $126.5 million, adjusted by non-cash charges of $126.3 million, consisting primarily of $129.7 million for stock-based compensation, $7.8 million for depreciation and amortization and $0.7 million for amortization of investment premiums, partially offset by $11.3 million for deferred income taxes and $0.7 million for excess tax benefits from employee stock plans. Sources of cash inflows were from changes in our working capital, including a $28.7 million decrease in accounts receivable due to strong collections, a $17.2 million increase in deferred revenue due to increased sales of our license and subscription products and the related product support agreements, and a $12.5 million decrease in prepaid expense and other current and non-current assets. These cash inflows were offset by an $8.7 million decrease in accrued payroll and compensation and a $7.1 million decrease in accrued expenses and other liabilities.

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

Investing Activities

In the six months ended July 31, 2015, cash used in investing activities of $125.6 million was primarily attributable to $219.2 million of investments in U.S. treasury securities, $142.7 million of cash purchase price paid, net of cash acquired, for our acquisitions, $9.2 million of capital expenditures for the purchase of technology and hardware, as well as purchases related to our facilities and infrastructure, and $1.5 million related to other investment activities. These cash outflows were partially offset by $247.0 million cash inflow due to the maturities of our investments.

In the six months ended July 31, 2014, cash used in investing activities of $298.6 million was primarily attributable to $304.0 million of investments in U.S. treasury securities, $7.1 million of capital expenditures for the purchase of technology and hardware, as well as purchases related to our facilities and infrastructure, and $2.5 million which was used for a technology asset acquisition. These cash outflows were partially offset by $15.0 million cash inflow due to the maturities of our investments.

Financing Activities

In the six months ended July 31, 2015, cash provided by financing activities of $22.3 million consisted primarily of $10.9 million of proceeds from our employee stock purchase plan, $10.7 million of proceeds from the exercise of stock options and $0.7 million of proceeds from excess tax benefits from employee stock plans.

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

Loan and Security Agreement

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2015. As amended, the agreement provides for a revolving line of credit facility, which expires May 9, 2017. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in July 2015) or the LIBOR rate plus 2.75%. As of July 31, 2015, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company.

In addition, the agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of July 31, 2015.

Contractual Payment Obligations

We lease our office spaces under non-cancelable leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $3.4 million and $2.7 million for the three months ended July 31, 2015 and 2014, respectively, and $6.3 million and $4.9 million for the six months ended July 31, 2015 and 2014, respectively.

On April 29, 2014, we entered into an office lease (the "Lease") for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the "Premises"). The Premises will be allocated to approximately 95,000 square feet of rentable space (the "Initial Premises") and approximately 87,000 square feet of rentable space (the "Additional Premises"). We expect to occupy the Premises in the first quarter of fiscal 2017. The term of the Additional Premises begins one year after the Initial Premises and each have a term of 84 months. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for the Lease.

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

The following summarizes our contractual commitments and obligations as of July 31, 2015:

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Office lease obligations	$143,356	$15,739	$43,872	$37,075	$46,670
 _________________________
*We entered into sublease agreements for portions of our office spaces in London and Virginia, and the future sublease rental income of $1.4 million has been included as an offset to our future minimum rental payments.

Off-Balance Sheet Arrangements

During the three and six months ended July 31, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

 Indemnification Arrangements

During the ordinary course of business, we may indemnify, hold harmless and agree to reimburse for losses suffered or incurred by our customers, channel partners, vendors and each of their affiliates for certain intellectual property infringement and other claims by third parties with respect to our products and services, in connection with our commercial license arrangements or related to general business dealings with those parties.

 As permitted under Delaware law, we have entered into indemnification agreements with our officers, directors and certain employees, indemnifying them for certain events or occurrences while they serve as our officers or directors.

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of any amounts at July 31, 2015.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of July 31, 2015, we had no balance outstanding under this agreement.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three and six months ended July 31, 2015 and 2014. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our revenues and operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into agreements for term licenses and/or our cloud services for use of our software, whereby the fee is recognized ratably over the term of the agreement, and, in combination with our introduction of enterprise adoption agreements, or transactions that are designed to enable broad adoption of our software within an enterprise, we have seen the proportion of our customer orders where revenues will be recognized ratably increase steadily as a percentage of total orders. At the beginning of each quarter, we do not know the ratio between perpetual licenses and ratably recognized agreements that we will enter into during the quarter. In the second quarter of fiscal 2016, the percentage of license and cloud orders that will be recognized ratably was 41%. As a result, our operating results could be significantly impacted by unexpected shifts in the ratio between perpetual licenses and ratably recognized agreements. In addition, the size of our licenses varies greatly, and a single, large perpetual license in a given period could distort our operating results. The timing and size of large transactions are often hard to predict in any particular period. Further, a portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including maintenance agreements. Consequently, a decline in business from ratably recognized agreements or maintenance agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters.  Accordingly, the effect of downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

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

•	hire, integrate and retain world-class professional and technical talent; and

•	successfully integrate acquired businesses and technologies.

If we fail to address the risks and difficulties we face, including those described elsewhere in this “Risk Factors” section, our business will be adversely affected and our business operations and financial results will suffer.

If we fail to effectively manage our growth, our business and operating results could be adversely affected.

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of July 31, 2015, approximately 40% of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $513.3 million at July 31, 2015. Because the market for our products is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and functionality for our products. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our products, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

During the three months ended July 31, 2015, we derived approximately 23% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our products or renew their maintenance agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

While we have extensive procedures in place, downloads of our free software may have been made in potential violation of the export control and economic sanctions laws. We filed Initial Voluntary Self Disclosures in October 2014 with the U.S. Commerce Department's Bureau of Industry and Security ("BIS") and the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC") and filed Final Voluntary Disclosures with BIS and OFAC in June 2015. At this time, the agencies have not completed their review of this matter.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of July 31, 2015, we had outstanding approximately 128.3 million shares of our common stock. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2015, as partial consideration for our acquisition of Caspida, Inc. ("Caspida"), we issued 671,782 shares of our common stock to certain former holders of capital stock of Caspida (the "Key Employees"). The shares issued to the Key Employees are subject to vesting. The issuance of the shares was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(a)(2) of the Securities Act, on the basis that, among other factors: (1) each of the Key Employees represented that they were an "accredited investor" within the meaning of Rule 501(a) of Regulation D; (2) there was no general solicitation or advertising in connection with the issuance of the shares; (3) each of the Key Employees represented that such Key Employee (i) understood that the shares had not been registered under applicable federal and state securities laws, (ii) has the ability to bear the economic risks of their investments, (iii) acquired the shares for investment purposes and not with a view to resale, and (iv) will not sell or otherwise dispose of the shares while they are subject to restricted securities legends in the absence of registration or an applicable exemption from registration requirements; (4) each Key Employee or their purchaser representative, as applicable, received or had access to required information and had an opportunity to obtain additional information about us a reasonable period of time prior to the issuance of the shares; and (5) appropriate legends were placed upon the book-entry positions representing the shares.

Item 6.         Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2015

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