Form 10-Q
period 2015-10-31
SPLUNK INC
filed 2015-12-10
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

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

There were 129,704,691 shares of the registrant’s Common Stock issued and outstanding as of December 3, 2015.

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	October 31, 2015	January 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$501,691	$387,315
Investments, current portion	446,840	462,849
Accounts receivable, net	125,657	128,413
Prepaid expenses and other current assets	20,721	21,256
Total current assets	1,094,909	999,833
Investments, non-current	1,500	165,082
Property and equipment, net	100,264	50,374
Intangible assets, net	52,693	10,416
Goodwill	124,306	19,070
Other assets	5,440	3,016
Total assets	$1,379,112	$1,247,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,205	$3,726
Accrued payroll and compensation	78,213	65,220
Accrued expenses and other liabilities	37,545	27,819
Deferred revenue, current portion	282,547	249,883
Total current liabilities	402,510	346,648
Deferred revenue, non-current	66,341	54,202
Other liabilities, non-current	69,315	33,620
Total non-current liabilities	135,656	87,822
Total liabilities	538,166	434,470
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 129,610,416 shares issued and outstanding at October 31, 2015, and 123,538,492 shares issued and outstanding at January 31, 2015	130	123
Accumulated other comprehensive loss	(2,298)	(837)
Additional paid-in capital	1,429,386	1,200,858
Accumulated deficit	(586,272)	(386,823)
Total stockholders’ equity	840,946	813,321
Total liabilities and stockholders’ equity	$1,379,112	$1,247,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Revenues
License	$104,164	$71,754	$263,996	$185,109
Maintenance and services	70,256	44,275	184,415	118,374
Total revenues	174,420	116,029	448,411	303,483
Cost of revenues (1)
License	3,136	535	6,110	685
Maintenance and services	27,455	17,045	72,606	46,153
Total cost of revenues	30,591	17,580	78,716	46,838
Gross profit	143,829	98,449	369,695	256,645
Operating expenses (1)
Research and development	56,186	39,534	149,192	103,455
Sales and marketing	130,131	85,720	343,906	236,776
General and administrative	29,857	21,446	85,489	75,125
Total operating expenses	216,174	146,700	578,587	415,356
Operating loss	(72,345)	(48,251)	(208,892)	(158,711)
Interest and other income (expense), net
Interest income, net	377	199	1,162	492
Other income (expense), net	(271)	(52)	(477)	(326)
Total interest and other income (expense), net	106	147	685	166
Loss before income taxes	(72,239)	(48,104)	(208,207)	(158,545)
Income tax provision (benefit)	735	447	(8,758)	1,543
Net loss	$(72,974)	$(48,551)	$(199,449)	$(160,088)

Basic and diluted net loss per share	$(0.57)	$(0.40)	$(1.58)	$(1.35)

Weighted-average shares used in computing basic and diluted net loss per share	128,368	120,331	126,534	118,895

(1)      Amounts include stock-based compensation expense, as follows:

Cost of revenues	$6,384	$4,039	$18,578	$11,653
Research and development	22,534	15,352	61,910	41,517
Sales and marketing	33,247	21,075	91,067	61,458
General and administrative	11,999	7,770	32,327	36,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net loss	$(72,974)	$(48,551)	$(199,449)	$(160,088)
Other comprehensive loss
Net unrealized loss on investments	(47)	(57)	(92)	(61)
Foreign currency translation adjustments	(87)	(190)	(1,369)	(202)
Total other comprehensive loss	(134)	(247)	(1,461)	(263)
Comprehensive loss	$(73,108)	$(48,798)	$(200,910)	$(160,351)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2015	2014
Cash flows from operating activities
Net loss	$(199,449)	$(160,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,467	8,968
Amortization of investment premiums	1,049	452
Stock-based compensation	203,882	150,985
Deferred income taxes	(11,416)	(793)
Excess tax benefits from employee stock plans	(995)	(1,108)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	2,756	798
Prepaid expenses, other current and non-current assets	15,630	(2,041)
Accounts payable	384	1,045
Accrued payroll and compensation	12,341	4,605
Accrued expenses and other liabilities	(3,839)	12,673
Deferred revenue	44,803	36,956
Net cash provided by operating activities	78,613	52,452
Cash flows from investing activities
Purchases of investments	(219,195)	(691,277)
Maturities of investments	399,145	63,000
Acquisitions, net of cash acquired	(142,693)	(2,500)
Purchases of property and equipment	(24,496)	(11,200)
Other investment activities	(1,500)	—
Net cash provided by (used in) investing activities	11,261	(641,977)
Cash flows from financing activities
Proceeds from the exercise of stock options	12,696	12,805
Excess tax benefits from employee stock plans	995	1,108
Proceeds from employee stock purchase plans	10,906	8,355
Payment related to build-to-suit lease obligation	—	(523)
Net cash provided by financing activities	24,597	21,745
Effect of exchange rate changes on cash and cash equivalents	(95)	(120)
Net increase (decrease) in cash and cash equivalents	114,376	(567,900)
Cash and cash equivalents
Beginning of period	387,315	897,453
End of period	$501,691	$329,553
Supplemental disclosures
Cash paid for income taxes	$935	$877
Non-cash investing and financing activities
Change in accrued purchases of property and equipment	343	477
Vesting of early exercised options	56	84
Change in capitalized construction costs related to build-to-suit lease	33,119	23,085

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

Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in the condensed consolidated balance sheets. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as non-current in the condensed consolidated balance sheets. The standard is effective for us for our first quarter of fiscal 2018, although early adoption is permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period after an acquisition within the reporting period they are determined. This is a change from the previous requirement that the adjustments be recorded retrospectively. The ASU also requires disclosure of the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the adjustment to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The standard is effective for us for our first quarter of fiscal 2017, although early adoption is permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, then the customer should account for the arrangement as a service contract. The standard is effective for us for our first quarter of fiscal 2017, although early adoption is permitted, and will be applied on either a prospective or retrospective basis. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.

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

Foreign Currency

The functional currency of our foreign subsidiaries is the respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated Other Comprehensive Loss within Stockholders' Equity. Foreign currency transaction gains and losses are included in Other income (expense), net and were not material for the three and nine months ended October 31, 2015 and 2014. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. All of our revenues are generated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located and are translated at the average exchange rate during the period. Equity related transactions are translated using historical exchange rates.

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of October 31, 2015 and January 31, 2015 (in thousands):

	October 31, 2015				January 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$503,560	$—	$—	$503,560	$374,682	$—	$—	$374,682
U.S. treasury securities	—	446,840	—	446,840	—	627,931	—	627,931
Other	—	—	1,500	1,500	—	—	—	—
Reported as:
Assets:
Cash and cash equivalents				$503,560				$374,682
Investments, current portion				446,840				462,849
Investments, non-current				1,500				165,082
Total				$951,900				$1,002,613

The following table represents our investments in U.S. treasury securities, which we have classified as available-for-sale investments as of October 31, 2015 (in thousands):

	October 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current portion:
U.S. treasury securities	$446,929	$28	$(117)	$446,840
Total available-for-sale investments in U.S. treasury securities	$446,929	$28	$(117)	$446,840

As of October 31, 2015, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$247,148	$(109)	$37,066	$(8)	$284,214	$(117)

As of October 31, 2015, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments in U.S. treasury securities are as follows (in thousands):

October 31, 2015
Due within one year	$446,840
Total	$446,840

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

We invested in a two-year convertible promissory note of a privately-held company that we have classified as an available-for-sale investment and is included in investments, non-current, on our condensed consolidated balance sheets. This investment is recorded at fair value using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of quoted prices in active markets and inherent lack of liquidity. Unrealized gains and losses on our available-for-sale investment are excluded from earnings and reported, net of tax, as a separate component on the consolidated statements of comprehensive income (loss). During the three months ended October 31, 2015, we have not recognized any unrealized gains or losses or an other-than-temporary impairment charge on our investment. The carrying value of our convertible promissory note investment was $1.5 million as of October 31, 2015.

(3)  Commitments and Contingencies

Office Lease Commitments

We lease our office spaces under non-cancelable leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $3.3 million and $2.6 million for the three months ended October 31, 2015 and 2014, respectively, and $9.6 million and $7.5 million for the nine months ended October 31, 2015 and 2014, respectively.

On August 24, 2015, we entered into an office lease for approximately 235,000 square feet located at 500 Santana Row, San Jose, California. This lease is expected to commence in the third quarter of fiscal 2017 for a term of 10 years and nine months, subject to the completion of certain pre-occupancy improvements by our landlord. Our total obligation for the base rent is approximately $120.5 million.

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

The following summarizes our contractual commitments and obligations as of October 31, 2015 (in thousands):

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Office lease obligations	$269,126	$17,793	$64,139	$60,730	$126,464
 _________________________
*We entered into sublease agreements for portions of our office spaces in London and Virginia, and the future sublease rental income of $1.3 million has been included as an offset to our future minimum rental payments.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at October 31, 2015. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of
	October 31, 2015	January 31, 2015
Computer equipment and software	$36,489	$28,342
Furniture and fixtures	10,506	7,707
Leasehold improvements (1)	23,361	10,146
Construction in progress (2)	62,479	29,360
	132,835	75,555
Less: accumulated depreciation and amortization	(32,571)	(25,181)
Property and equipment, net	$100,264	$50,374
 _________________________
(1) Includes costs related to assets not yet placed into service of $11.5 million and $0.6 million, as of October 31, 2015 and January 31, 2015, respectively.
(2) This relates to the capitalization of construction costs in connection with our build-to-suit lease obligation, where we are considered the owner of the asset during the construction period for accounting purposes only. There is a corresponding long-term liability for this obligation on our condensed consolidated balance sheets under “Other liabilities, non-current.” Refer to Note 3 “Commitments and Contingencies” for details.

Depreciation and amortization expense on Property and Equipment, net was $2.5 million and $2.0 million for the three months ended October 31, 2015 and 2014, respectively, and $7.4 million and $5.7 million for the nine months ended October 31, 2015 and 2014, respectively.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Revenues	$174,420	$116,029	$448,411	$303,483
Net loss	$(72,953)	$(55,166)	$(222,515)	$(166,454)
Basic and diluted net loss per share	$(0.57)	$(0.46)	$(1.76)	$(1.40)

Goodwill

Goodwill balances are presented below (in thousands):

Carrying amount
Balance as of January 31, 2015	$19,070
Goodwill acquired	105,916
Foreign currency translation adjustments	(680)
Balance as of October 31, 2015	$124,306

Intangible Assets

Intangible assets subject to amortization obtained from acquisitions as of October 31, 2015 are as follows (in thousands, except useful life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (months)
Developed technology	$59,370	$(9,113)	$50,257	61
Customer relationships	1,810	(1,137)	673	16
Other acquired intangible assets	1,180	(717)	463	27
Total intangible assets subject to amortization	$62,360	$(10,967)	$51,393

Additionally, we obtained $1.3 million of in-process research and development upon the acquisition of Caspida, which has an indefinite useful life. We will assess the carrying value and useful life of the asset once the associated research and development efforts are completed.

Amortization expense from acquired intangible assets was $3.1 million and $1.4 million for the three months ended October 31, 2015 and 2014, respectively, and $6.1 million and $3.2 million for the nine months ended October 31, 2015 and 2014, respectively.

The expected future amortization expense for acquired intangible assets as of October 31, 2015 is as follows (in thousands):

Fiscal Period:
Remaining three months of fiscal 2016	$3,112
Fiscal 2017	11,921
Fiscal 2018	10,272
Fiscal 2019	8,014
Fiscal 2020	7,615
Fiscal 2021	7,383
Thereafter	3,076
Total amortization expense	$51,393

(6)  Debt Financing Facilities

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2015. As amended, the agreement provides for a revolving line of credit facility, which expires May 9, 2017. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in October 2015) or the LIBOR rate plus 2.75%. As of October 31, 2015, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of October 31, 2015.

(7)  Stock Compensation Plans

The following table summarizes the stock option, restricted stock unit ("RSU") and performance unit ("PSU") award activity during the nine months ended October 31, 2015:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
				(in years)	(in thousands)
Balances as of January 31, 2015	6,718,878	6,536,855	$5.76	5.59	$301,532	12,480,368
Additional shares authorized	6,176,924
Options granted	(86,753)	86,753	1.30
Options exercised		(2,452,495)	5.18
Options forfeited and expired	139,851	(139,851)	32.53
RSUs and PSUs granted	(3,399,028)					3,399,028
RSUs vested						(2,690,456)
RSUs forfeited and canceled	1,104,176					(1,104,176)
Balances as of October 31, 2015	10,654,048	4,031,262	$5.09	4.60	$206,052	12,084,764
Vested and expected to vest		4,029,452	$5.09	4.59	$205,964	11,743,557
Exercisable as of October 31, 2015		3,565,104	$4.14	4.32	$185,567
 _________________________
(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of October 31, 2015.

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

During the nine months ended October 31, 2015, $1.0 million of tax benefits have been realized from exercised stock options. At October 31, 2015, total unrecognized compensation cost related to these stock options was $7.0 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 0.8 years. At October 31, 2015, total unrecognized compensation cost was $566.9 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.7 years. At October 31, 2015, total unrecognized compensation cost was $13.3 million related to PSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.4 years. Additionally, during the nine months ended October 31, 2015, we issued 671,782 restricted shares of our common stock ("RSAs") and at October 31, 2015, total unrecognized compensation cost was $38.5 million related to RSAs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.2 years.

The total intrinsic value of options exercised during the nine months ended October 31, 2015 was $147.9 million. The weighted-average grant date fair value of RSUs granted was $63.16 per share for the nine months ended October 31, 2015. The weighted-average grant date fair value of PSUs granted was $61.83 per share for the nine months ended October 31, 2015. The weighted-average grant date fair value of RSAs granted was $69.00 per share for the nine months ended October 31, 2015.

(8)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
United States	$134,948	$91,190	$344,408	$231,895
International	39,472	24,839	104,003	71,588
Total revenues	$174,420	$116,029	$448,411	$303,483

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. One channel partner represented approximately 21% and 17% of total revenues during the three months ended October 31, 2015 and 2014, respectively, and approximately 15% and 14% of total revenues during the nine months ended October 31, 2015 and 2014, respectively. A second channel partner represented approximately 11% of total revenues during the three months ended October 31, 2015. The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three months or nine months ended October 31, 2015 and 2014. At October 31, 2015, one channel partner represented approximately 20% of total accounts receivable, a second channel partner represented approximately 17% of total accounts receivable and one customer represented approximately 10% of total accounts receivable. At January 31, 2015, no customer or channel partner represented greater than 10% of total accounts receivable.

Property and Equipment

The following table presents our property and equipment by geographic region for the periods presented (in thousands):

	As of
	October 31, 2015	January 31, 2015
United States	$95,979	$47,236
International	4,285	3,138
Total property and equipment, net	$100,264	$50,374

Other than the United States, no other country represented 10% or more of our total property and equipment as of October 31, 2015 or January 31, 2015.

(9)  Income Taxes

For the three months ended October 31, 2015 and 2014, we recorded $0.7 million and $0.4 million in income tax expense, respectively. For the nine months ended October 31, 2015 and 2014, we recorded $8.8 million in income tax benefit and $1.5 million in income tax expense, respectively. The recorded tax benefit for the nine months ended October 2015 was due to the partial release of the deferred tax asset valuation allowance from the acquisition of Caspida, partially offset by an increase in taxable income in our international jurisdictions. The net deferred tax liability from the acquisition of Caspida provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, we released a portion of the deferred tax asset valuation allowance.

During the three months ended October 31, 2015, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Numerator:
Net loss	$(72,974)	$(48,551)	$(199,449)	$(160,088)
Denominator:
Weighted-average common shares outstanding	129,040	120,365	126,541	118,938
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(672)	(34)	(7)	(43)
Weighted-average shares used to compute net loss per share, basic and diluted	128,368	120,331	126,534	118,895
Net loss per share, basic and diluted	$(0.57)	$(0.40)	$(1.58)	$(1.35)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of October 31,
	2015	2014
Shares subject to outstanding common stock options	4,031	7,501
Shares subject to outstanding RSUs, PSUs and RSAs	12,757	10,690
Employee stock purchase plan	328	368
Total	17,116	18,559

(11)  Related Party Transactions

Certain members of our board of directors ("Board") serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours.  We believe the transactions between these companies and us were carried out on terms that are consistent with similar transactions with our other similarly situated customers or vendors. We recognized revenues from sales to these companies of $1.2 million and $0.8 million for the three months ended October 31, 2015 and 2014, respectively, and $3.7 million and $2.3 million for the nine months ended October 31, 2015 and 2014, respectively. We also recorded $0.5 million and $0.5 million in expenses related to purchases from these companies during the three months ended October 31, 2015 and 2014, respectively, and $1.6 million and $1.4 million for the nine months ended October 31, 2015 and 2014, respectively. We had $0.1 million and $1.8 million of accounts receivable from these companies as of October 31, 2015 and January 31, 2015, respectively. There were no accounts payable to these companies as of October 31, 2015 or January 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our market opportunity, our future financial and operating results; our planned investments, particularly in our product development efforts; our planned expansion of our sales and marketing organization; our growth and product integration strategies; our continued efforts to market and sell both domestically and internationally; our expectations about seasonal trends; our expectations regarding our revenues mix; use of non-GAAP financial measures; our expectations regarding our operating expenses, including increases in research and development, sales and marketing, and general and administrative expenses; our expectations regarding our capital expenditures; sufficiency of cash to meet cash needs for at least the next 12 months; exposure to interest rate changes; inflation; anticipated income tax rates; our expectations regarding our leases; exposure to exchange rate fluctuations and our ability to manage such exposure; and our expected cash flows and liquidity.

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

Our Splunk Cloud service delivers the core functionalities of Splunk Enterprise as a scalable, reliable cloud service. Our Splunk Cloud customers pay an annual subscription fee based on the combination of the volume of data indexed per day and the length of the data retention period. Our product, Hunk: Splunk Analytics for Hadoop and NoSQL Data Stores, is a software product that enables exploration, analysis and visualization of data in Hadoop and NoSQL data stores. Splunk Light is a product designed for smaller IT environments. Splunk Enterprise Security enables security teams to detect and respond to internal and external attacks. Our Splunk MINT product enables customers to gain greater operational intelligence from mobile apps and enables Splunk Enterprise customers to analyze their mobile data, establish alerts and searches based on mobile data, and correlate mobile data with other machine data.

We intend to continue investing for long-term growth. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling features, address customer needs and enable solutions that can address new end markets. For example, we recently released new versions of existing products such as Splunk Enterprise and introduced new products for the security and IT markets. In addition, we expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally. We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives. In June 2015, we acquired Metafor Software, a privately-held British Columbia corporation, which developed technology that provides anomaly detection and behavioral analytics for IT operations. In July 2015, we acquired Caspida, a privately-held Delaware corporation, which developed technology that provides behavioral analytics to help detect, respond to and mitigate advanced security threats and insider security threats.

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

For the three months ended October 31, 2015 and 2014, our total revenues were $174.4 million and $116.0 million, respectively. For the three months ended October 31, 2015 and 2014, approximately 23% and 21% of our total revenues, respectively, were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of October 31, 2015, we had over 10,000 customers, including over 80 of the Fortune 100 companies.

For the three months ended October 31, 2015 and 2014, our GAAP operating loss was $72.3 million and $48.3 million, respectively. Our non-GAAP operating income was $6.6 million and $2.7 million for the three months ended October 31, 2015 and 2014, respectively.

For the three months ended October 31, 2015 and 2014, our GAAP net loss was $73.0 million and $48.6 million, respectively. Our non-GAAP net income was $6.0 million and $2.4 million for the three months ended October 31, 2015 and 2014, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for the three and nine months ended October 31, 2015 and 2014 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net cash provided by operating activities	$36,360	$24,205	$78,613	$52,452
Less purchases of property and equipment	(15,272)	(4,054)	(24,496)	(11,200)
Free cash flow (Non-GAAP)	$21,088	$20,151	$54,117	$41,252
Net cash provided by (used in) investing activities	$136,873	$(343,378)	$11,261	$(641,977)
Net cash provided by financing activities	$2,303	$3,627	$24,597	$21,745

The following table reconciles GAAP gross margin to non-GAAP gross margin for the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
GAAP gross margin	82.5%	84.8%	82.4%	84.6%
Stock-based compensation expense	3.6	3.5	4.2	3.8
Employer payroll tax on employee stock plans	0.1	0.1	0.2	0.1
Amortization of acquired intangible assets	1.7	0.6	1.2	0.7
Non-GAAP gross margin	87.9%	89.0%	88.0%	89.2%

The following table reconciles GAAP operating loss to non-GAAP operating income for the three and nine months ended October 31, 2015 and 2014 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
GAAP operating loss	$(72,345)	$(48,251)	$(208,892)	$(158,711)
Stock-based compensation expense	74,164	48,236	203,882	150,985
Employer payroll tax on employee stock plans	1,439	1,092	6,978	4,821
Amortization of acquired intangible assets	3,146	1,422	6,082	3,247
Acquisition-related costs	—	—	1,993	—
Ground lease expense related to build-to-suit lease obligation	222	222	666	444
Non-GAAP operating income	$6,626	$2,721	$10,709	$786

The following table reconciles GAAP operating margin to non-GAAP operating margin for the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
GAAP operating margin	(41.5)%	(41.6)%	(46.6)%	(52.3)%
Stock-based compensation expense	42.5	41.6	45.5	49.8
Employer payroll tax on employee stock plans	0.8	0.9	1.6	1.6
Amortization of acquired intangible assets	1.9	1.2	1.4	1.1
Acquisition-related costs	—	—	0.4	—
Ground lease expense related to build-to-suit lease obligation	0.1	0.2	0.1	0.1
Non-GAAP operating margin	3.8%	2.3%	2.4%	0.3%

The following table reconciles GAAP net loss to non-GAAP net income (loss) for the three and nine months ended October 31, 2015 and 2014 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
GAAP net loss	$(72,974)	$(48,551)	$(199,449)	$(160,088)
Stock-based compensation expense	74,164	48,236	203,882	150,985
Employer payroll tax on employee stock plans	1,439	1,092	6,978	4,821
Amortization of acquired intangible assets	3,146	1,422	6,082	3,247
Acquisition-related costs	—	—	1,993	—
Ground lease expense related to build-to-suit lease obligation	222	222	666	444
Partial release of the valuation allowance due to acquisition	—	—	(10,924)	—
Non-GAAP net income (loss)	$5,997	$2,421	$9,228	$(591)

The following table reconciles the shares used in computing basic and diluted GAAP and non-GAAP net income (loss) per share for the three and nine months ended October 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Weighted-average shares used in computing GAAP basic net loss per share	128,368	120,331	126,534	118,895
Effect of dilutive securities: Employee stock awards	4,307	6,541	5,159	—
Weighted-average shares used in computing non-GAAP basic and diluted net income (loss) per share	132,675	126,872	131,693	118,895

GAAP basic and diluted net loss per share	$(0.57)	$(0.40)	$(1.58)	$(1.35)
Non-GAAP basic and diluted net income (loss) per share	$0.05	$0.02	$0.07	$(0.00)

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

Professional services and training revenues as a percentage of total revenues were 8% for the three months ended October 31, 2015 and 2014. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Revenues
License	$104,164	$71,754	$263,996	$185,109
Maintenance and services	70,256	44,275	184,415	118,374
Total revenues	174,420	116,029	448,411	303,483
Cost of revenues
License	3,136	535	6,110	685
Maintenance and services	27,455	17,045	72,606	46,153
Total cost of revenues	30,591	17,580	78,716	46,838
Gross profit	143,829	98,449	369,695	256,645
Operating expenses
Research and development	56,186	39,534	149,192	103,455
Sales and marketing	130,131	85,720	343,906	236,776
General and administrative	29,857	21,446	85,489	75,125
Total operating expenses	216,174	146,700	578,587	415,356
Operating loss	(72,345)	(48,251)	(208,892)	(158,711)
Interest and other income (expense), net
Interest income, net	377	199	1,162	492
Other income (expense), net	(271)	(52)	(477)	(326)
Total interest and other income (expense), net	106	147	685	166
Loss before income taxes	(72,239)	(48,104)	(208,207)	(158,545)
Income tax provision (benefit)	735	447	(8,758)	1,543
Net loss	$(72,974)	$(48,551)	$(199,449)	$(160,088)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(as % of revenues)
Condensed Consolidated Statement of Operations Data:
Revenues
License	59.7%	61.8%	58.9%	61.0%
Maintenance and services	40.3	38.2	41.1	39.0
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	3.0	0.7	2.3	0.4
Maintenance and services (1)	39.1	38.5	39.4	39.0
Total cost of revenues	17.5	15.2	17.6	15.4
Gross profit	82.5	84.8	82.4	84.6
Operating expenses
Research and development	32.2	34.1	33.2	34.1
Sales and marketing	74.6	73.8	76.7	78.0
General and administrative	17.2	18.5	19.1	24.8
Total operating expenses	124.0	126.4	129.0	136.9
Operating loss	(41.5)	(41.6)	(46.6)	(52.3)
Interest and other income (expense), net
Interest income, net	0.2	0.2	0.3	0.2
Other income (expense), net	(0.1)	—	(0.1)	(0.1)
Total interest and other income (expense), net	0.1	0.2	0.2	0.1
Loss before income taxes	(41.4)	(41.4)	(46.4)	(52.2)
Income tax provision (benefit)	0.4	0.4	(1.9)	0.5
Net loss	(41.8)%	(41.8)%	(44.5)%	(52.7)%
 _________________________
(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended October 31, 2015 and 2014

Revenues

	Three Months Ended October 31,
	2015	2014	% Change
	($ amounts in thousands)
Revenues
License	$104,164	$71,754	45.2%
Maintenance and services	70,256	44,275	58.7%
Total revenues	$174,420	$116,029	50.3%
Percentage of revenues
License	59.7%	61.8%
Maintenance and services	40.3	38.2
Total	100.0%	100.0%

The increase in license revenues of $32.4 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of large orders. For example, we had 371 and 290 orders greater than $100,000 for the three months ended October 31, 2015 and 2014, respectively. Our total number of customers increased from approximately 8,400 at October 31, 2014 to more than 10,000 at October 31, 2015. The increase in maintenance and services revenues of $26.0 million was due to increases in sales of maintenance agreements as well as sales of professional services resulting from the growth of our installed customer base.

Cost of Revenues and Gross Margin

	Three Months Ended October 31,
	2015	2014	% Change
	($ amounts in thousands)
Cost of revenues
License	$3,136	$535	*
Maintenance and services	27,455	17,045	61.1%
Total cost of revenues	$30,591	$17,580	74.0%
Gross margin
License	97.0%	99.3%
Maintenance and services	60.9%	61.5%
Total gross margin	82.5%	84.8%
 ______________________
*Not meaningful

Total cost of revenues increased $13.0 million primarily due to a $10.4 million increase in cost of maintenance and services revenues. The $2.6 million increase in cost of license revenues was primarily due to a $2.2 million increase in amortization expense related to acquired intangible assets. The increase in cost of maintenance and services revenues was primarily related to an increase of $5.5 million in salaries and benefits expense, which includes a $2.3 million increase in stock-based compensation expense due to increased headcount, an increase of $3.3 million related to third-party hosting fees to support our cloud services and a $1.0 million increase related to third-party consulting services. Total gross margin decreased slightly primarily due to amortization expense related to acquired intangible assets.

Operating Expenses

	Three Months Ended October 31,
	2015	2014	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$56,186	$39,534	42.1%
Sales and marketing	130,131	85,720	51.8%
General and administrative	29,857	21,446	39.2%
Total operating expenses	$216,174	$146,700	47.4%
Percentage of revenues
Research and development	32.2%	34.1%
Sales and marketing	74.6	73.8
General and administrative	17.2	18.5
Total	124.0%	126.4%

(1) Includes stock-based compensation expense:
Research and development	$22,534	$15,352
Sales and marketing	33,247	21,075
General and administrative	11,999	7,770
Total stock-based compensation expense	$67,780	$44,197

Research and development expense.  Research and development expense increased $16.7 million primarily due to a $14.9 million increase in salaries and benefits, which includes a $7.2 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products. We also had an increase of $1.6 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $44.4 million primarily due to a $34.4 million increase in salaries and benefits, which includes a $12.2 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $4.1 million in expenses due to increased facilities and overhead, and an increase of $2.7 million in marketing program fees, marketing events and advertising. In addition, we experienced an increase of $2.1 million in travel-related expenses due to increased travel from our growing field sales organization.

General and administrative expense.  General and administrative expense increased $8.4 million due primarily to an increase of $7.4 million related to salaries and benefits, which includes a $4.2 million increase in stock-based compensation expense, as we increased headcount.

Interest and Other Income (Expense), net

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Interest and other income (expense), net:
Interest income, net	$377	$199
Other income (expense), net	(271)	(52)
Total interest and other income (expense), net	$106	$147

Interest and other income (expense), net reflects a slight net decrease primarily due to an increase in foreign exchange losses partially offset by an increase in interest income from our investments.

Income Tax Provision

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Income tax provision	$735	$447

For the three months ended October 31, 2015, we recorded an increase in income tax expense that was primarily attributable to an increase in taxable income in our international jurisdictions.

Comparison of the Nine Months Ended October 31, 2015 and 2014

Revenues

	Nine Months Ended October 31,
	2015	2014	% Change
	($ amounts in thousands)
Revenues
License	$263,996	$185,109	42.6%
Maintenance and services	184,415	118,374	55.8%
Total revenues	$448,411	$303,483	47.8%
Percentage of revenues
License	58.9%	61.0%
Maintenance and services	41.1	39.0
Total	100.0%	100.0%

The increase in license revenues of $78.9 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of large orders. For example, we had 924 and 683 orders greater than $100,000 for the nine months ended October 31, 2015 and 2014, respectively. Our total number of customers increased from approximately 8,400 at October 31, 2014 to more than 10,000 at October 31, 2015. The increase in maintenance and services revenues of $66.0 million was due to increases in sales of maintenance agreements as well as sales of professional services resulting from the growth of our installed customer base.

Cost of Revenues and Gross Margin

	Nine Months Ended October 31,
	2015	2014	% Change
	($ amounts in thousands)
Cost of revenues
License	$6,110	$685	*
Maintenance and services	72,606	46,153	57.3%
Total cost of revenues	$78,716	$46,838	68.1%
Gross margin
License	97.7%	99.6%
Maintenance and services	60.6%	61.0%
Total gross margin	82.4%	84.6%
______________________
*Not meaningful

Total cost of revenues increased $31.9 million primarily due to a $26.5 million increase in cost of maintenance and services revenues. The $5.4 million increase in cost of license revenues was primarily due to a $3.3 million increase in amortization expense related to acquired intangible assets. The increase in cost of maintenance and services revenues was primarily related to an increase of $16.3 million in salaries and benefits expense, which includes a $6.9 million increase in stock-based compensation expense due to increased headcount, an increase of $6.6 million related to third-party hosting fees to support our cloud services and an increase of $2.2 million related to third-party consulting services. Total gross margin decreased slightly primarily due to amortization expense related to acquired intangible assets.

Operating Expenses

	Nine Months Ended October 31,
	2015	2014	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$149,192	$103,455	44.2%
Sales and marketing	343,906	236,776	45.2%
General and administrative	85,489	75,125	13.8%
Total operating expenses	$578,587	$415,356	39.3%
Percentage of revenues
Research and development	33.2%	34.1%
Sales and marketing	76.7	78.0
General and administrative	19.1	24.8
Total	129.0%	136.9%

(1) Includes stock-based compensation expense:
Research and development	$61,910	$41,517
Sales and marketing	91,067	61,458
General and administrative	32,327	36,357
Total stock-based compensation expense	$185,304	$139,332

Research and development expense.  Research and development expense increased $45.7 million primarily due to a $39.7 million increase in salaries and benefits, which includes a $20.4 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products. We also had an increase of $4.9 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $107.1 million primarily due to a $79.0 million increase in salaries and benefits, which includes a $29.6 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $13.2 million in expenses due to increased facilities and overhead, as well as an increase of $7.1 million in marketing program fees, marketing events and advertising. Additionally, we had an increase of $4.9 million in travel expenses due to increased travel from our growing field sales organization and an increase of $1.3 million related to our sales kickoff.

General and administrative expense.  General and administrative expense increased $10.4 million due primarily to a $4.9 million net increase in salaries and benefits, which includes a $4.0 million decrease in stock-based compensation expense. The net decrease in stock-based compensation expense is a result of the acceleration of stock-based compensation expense during the prior year's second fiscal quarter related to the return of two restricted stock unit grants from our then-serving Chief Executive Officer. Additionally, we experienced a $3.0 million increase in legal expenses.

Interest and Other Income (Expense), net

	Nine Months Ended October 31,
	2015	2014
	(in thousands)
Interest and other income (expense), net:
Interest income, net	$1,162	$492
Other income (expense), net	(477)	(326)
Total interest and other income (expense), net	$685	$166

Interest and other income (expense), net reflects a net increase in income primarily due to an increase in interest income from our investments.

Income Tax Provision (Benefit)

	Nine Months Ended October 31,
	2015	2014
	(in thousands)
Income tax provision (benefit)	$(8,758)	$1,543

For the nine months ended October 31, 2015, we recorded an income tax benefit that was primarily attributable to the partial release of the deferred tax asset valuation allowance from the acquisition of Caspida, partially offset by an increase in taxable income in our international jurisdictions. The net deferred tax liability from the acquisition of Caspida provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, we released a portion of the deferred tax asset valuation allowance.

Liquidity and Capital Resources

	October 31, 2015	January 31, 2015
	(in thousands)
Cash and cash equivalents	$501,691	$387,315

	Nine Months Ended October 31,
	2015	2014
	(in thousands)
Cash provided by operating activities	$78,613	$52,452
Cash provided by (used in) investing activities	11,261	(641,977)
Cash provided by financing activities	24,597	21,745

Since fiscal 2010 we have funded our operations primarily through cash generated from operations. At October 31, 2015, our cash and cash equivalents of $501.7 million were held for working capital purposes, a majority of which was invested in money market funds. We intend to increase our capital expenditures for the remainder of fiscal 2016 to support our global facility expansions and make additional investments in our infrastructure to scale our operations and increase productivity. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our products and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

In the nine months ended October 31, 2015, cash inflows from our operating activities were $78.6 million, which reflects our net loss of $199.4 million, adjusted by non-cash charges of $206.0 million, consisting primarily of $203.9 million for stock-based compensation, $13.5 million for depreciation and amortization and $1.0 million for amortization of investment premiums, partially offset by $11.4 million for deferred income taxes and $1.0 million for excess tax benefits from employee stock plans. Sources of cash inflows were from changes in our working capital, including a $44.8 million increase in deferred revenue due to increased sales of our license and subscription products and the related product support agreements, a $15.6 million decrease in prepaid expense and other current and non-current assets, a $12.3 million increase in accrued payroll and compensation, a $2.8 million decrease in accounts receivable and a $0.4 million increase in accounts payable. These cash inflows were offset by a $3.8 million decrease in accrued expenses and other liabilities.

In the nine months ended October 31, 2014, cash inflows from our operating activities were $52.5 million, which reflects our net loss of $160.1 million, adjusted by non-cash charges of $158.5 million, consisting primarily of $151.0 million for stock-based compensation, $9.0 million for depreciation and amortization, $0.4 million for amortization of investment premiums, partially offset by $1.1 million for excess tax benefits from employee stock plans and $0.8 million for deferred income taxes. Sources of cash inflows were from changes in our working capital, including a $37.0 million increase in deferred revenue, a $12.7 million increase in accrued expenses and other liabilities, a $4.6 million increase in accrued payroll and compensation, a $1.0 million increase in accounts payable and a $0.8 million decrease in accounts receivable. These cash inflows were offset by a $2.0 million increase in prepaid expense and other current and non-current assets.

Investing Activities

In the nine months ended October 31, 2015, cash provided by investing activities of $11.3 million was primarily attributable to $399.1 million cash inflow due to the maturities of our investments. This cash inflow was partially offset by $219.2 million of investments in U.S. treasury securities, $142.7 million of cash purchase price paid, net of cash acquired, for our acquisitions, $24.5 million of capital expenditures for the purchase of technology and hardware, as well as purchases related to our facilities and infrastructure, and $1.5 million related to other investment activities.

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

Financing Activities

In the nine months ended October 31, 2015, cash provided by financing activities of $24.6 million consisted primarily of $12.7 million of proceeds from the exercise of stock options, $10.9 million of proceeds from our employee stock purchase plan and $1.0 million of proceeds from excess tax benefits from employee stock plans.

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

Loan and Security Agreement

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2015. As amended, the agreement provides for a revolving line of credit facility, which expires May 9, 2017. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.25% in October 2015) or the LIBOR rate plus 2.75%. As of October 31, 2015, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company.

In addition, the agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of October 31, 2015.

Contractual Payment Obligations

We lease our office spaces under non-cancelable leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $3.3 million and $2.6 million for the three months ended October 31, 2015 and 2014, respectively, and $9.6 million and $7.5 million for the nine months ended October 31, 2015 and 2014, respectively.

On August 24, 2015, we entered into an office lease for approximately 235,000 square feet located at 500 Santana Row, San Jose, California. This lease is expected to commence in the third quarter of fiscal 2017 for a term of 10 years and nine months, subject to the completion of certain pre-occupancy improvements by our landlord. Our total obligation for the base rent is approximately $120.5 million.

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

The following summarizes our contractual commitments and obligations as of October 31, 2015 (in thousands):

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Office lease obligations	$269,126	$17,793	$64,139	$60,730	$126,464
 _________________________
*We entered into sublease agreements for portions of our office spaces in London and Virginia, and the future sublease rental income of $1.3 million has been included as an offset to our future minimum rental payments.

Off-Balance Sheet Arrangements

During the three and nine months ended October 31, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of any amounts at October 31, 2015.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of October 31, 2015, we had no balance outstanding under this agreement.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three and nine months ended October 31, 2015 and 2014. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our revenues and operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into agreements for term licenses and/or our cloud services for use of our software, whereby the fee is recognized ratably over the term of the agreement, and, in combination with our introduction of enterprise adoption agreements, or transactions that are designed to enable broad adoption of our software within an enterprise, we have seen the proportion of our customer orders where revenues will be recognized ratably increase steadily as a percentage of total orders. At the beginning of each quarter, we do not know the ratio between perpetual licenses and ratably recognized agreements that we will enter into during the quarter. In the third quarter of fiscal 2016, the percentage of license and cloud orders that will be recognized ratably was 41%. As a result, our operating results could be significantly impacted by unexpected shifts in the ratio between perpetual licenses and ratably recognized agreements. In addition, the size of our licenses varies greatly, and a single, large perpetual license in a given period could distort our operating results. The timing and size of large transactions are often hard to predict in any particular period. Further, a portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including maintenance agreements. Consequently, a decline in business from ratably recognized agreements or maintenance agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters.  Accordingly, the effect of downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

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

•	the renewal and usage rates of our customers;

•	changes in the competitive dynamics of our market;

•	changes in customers’ budgets and in the timing of their purchasing decisions;

•	customers delaying purchasing decisions in anticipation of new products or software enhancements by us or our competitors;

•	customer acceptance of and willingness to pay for new versions of our products or new solutions for specific product and end markets;

•	our ability to successfully introduce and monetize new products and licensing and service models for our new products, such as Splunk Light;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of our stock-based compensation expenses;

•	the timing of satisfying revenue recognition criteria;

•	our ability to qualify and successfully compete for government contracts;

•	the collectability of receivables from customers and resellers, which may be hindered or delayed; and

•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate.

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

•	successfully develop, introduce and expand adoption of new products, such as Splunk Light;

•	increase revenues from existing customers through increased or broader use of our products within their organizations;

•	successfully expand our business domestically and internationally;

•	maintain and expand our customer base and the ways in which our customers use our products;

•	successfully compete with other companies, open source projects and custom development efforts that are currently in, or may in the future enter, the markets for our products;

•	successfully provide our customers a compelling business case to purchase our products in a time frame that matches our and our customers’ sales and purchase cycles and at a compelling price point;

•respond timely and effectively to competitor offerings and pricing models;

•appropriately price our products and services;

•	generate leads and convert users of the trial versions of our products to paying customers;

•	prevent users from circumventing the terms of their licenses and subscriptions;

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of October 31, 2015, approximately 39% of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

Although our products target the new and emerging market for software and cloud services that provide operational intelligence, we compete against a variety of large software vendors and smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•	IT departments of potential customers which have undertaken custom software development efforts to analyze and manage their machine data;

•	companies targeting the big data market by commercializing open source software, such as the various Hadoop distributions and NoSQL data stores, including Elastic;

•	security, systems management and other IT vendors, including BMC Software, CA Technologies, Hewlett Packard Enterprise, IBM, Intel, Microsoft, Dell Software and VMware;

•	business intelligence vendors, analytics and visualization vendors, including IBM and Oracle; and

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $586.3 million at October 31, 2015. Because the market for our products is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and functionality for our products. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our products, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

During the three months ended October 31, 2015, we derived approximately 23% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our products or renew their maintenance agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

Privacy and data information security have become a significant issue in the United States and in many other countries where we offer licenses of our software and subscriptions of our cloud services. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act (HIPAA) of 1996 and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act implemented in Germany. Most recently, the European Court of Justice invalidated the United States-European Union Safe Harbor framework, which allowed us and other companies to meet the European Union requirements for the transfer of personal data from the European Union to the United States. We may find it necessary or desirable to modify our data handling practices as a result of this court decision or subsequent developments, and this decision may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Because the interpretation and application of laws and other obligations relating to privacy and data protection are still uncertain, it is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our software and cloud services. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

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

Within the United States, various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about users. Outside of the United States, various jurisdictions actively regulate and enforce laws regarding the collection, retention, transfer, and use (including loss and unauthorized access) of personal information. Privacy advocates and government bodies have increasingly scrutinized the ways in which companies link personal identities and data associated with particular users or devices with data collected through the internet, and we expect such scrutiny to continue to increase. Any actual or perceived loss, improper retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability, may damage our reputation and inhibit sales, and may require us to expend significant resources on data security and in responding to and defending such allegations and claims. Any of the foregoing risks may adversely affect our business.

If we are unable to attract and retain key personnel, our business could be adversely affected.

We depend on the continued contributions of our senior management and other key personnel, the loss of whom could adversely affect our business. On November 19, 2015, Godfrey Sullivan retired from his position as our President and Chief Executive Officer, and Doug Merritt, who previously served as our Senior Vice President, Field Operations, was appointed as our President and Chief Executive Officer. Our future success depends in part on successfully transitioning Mr. Merritt into his new role, as well as our ability to appoint new field leadership. With any change in leadership, there is a risk to organizational effectiveness and employee retention as well as the potential for disruption to our business. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time. We do not maintain a key-person life insurance policy on any of our officers or other employees.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of October 31, 2015, we had outstanding approximately 129.6 million shares of our common stock. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

Date: December 10, 2015

SPLUNK INC.

	By:	/s/ David F. Conte
David F. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT
INDEX

Exhibit Number	Description

10.1	Office Lease, dated as of August 24, 2015, between FRIT San Jose Town and Country Village, LLC and the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document