Form 10-K
period 2016-01-31
SPLUNK INC
filed 2016-03-30
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: January 31, 2016
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    No  ☒

As of July 31, 2015, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $4,837,242,315 based on the number of shares held by non-affiliates as of July 31, 2015 and based on the last reported sale price of the registrant’s common stock on July 31, 2015.

The number of shares outstanding of the Registrant’s Common Stock as of March 23, 2016 was 132,376,844 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	market opportunity;

•	expected benefits to customers and potential customers of our offerings, as well as our user-driven ecosystem;

•	our future financial and operating results;

•	investment strategy, business strategy and growth strategy, including the use of acquisitions to expand our business;

•	sales and marketing strategy, including our international sales strategy;

•	management’s plans, beliefs and objectives for future operations;

•	our ability to provide compelling and uninterrupted cloud services to our customers;

•	expectations about competition;

•	economic and industry trends or trend analysis;

•	expectations about seasonality;

•	revenue mix;

•	use of non-GAAP financial measures;

•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	exposure to interest rate changes;

•	inflation;

•	anticipated income tax rates; and

•	capital expenditures, cash flows and liquidity.

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

Item 1. Business
Overview
Splunk provides innovative software solutions that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our offerings enable users to collect, index, search, explore, monitor and analyze data regardless of format or source. Our offerings address large and diverse data sets commonly referred to as big data and are specifically tailored for machine data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities, and security threats. Beyond an organization’s traditional information technology (“IT”) and security infrastructure, every processor-based system, including HVAC controllers, many manufacturing systems, smart electrical meters, GPS devices and radio-frequency identification tags, and many consumer-oriented systems, such as electronic wearables, mobile devices, automobiles and medical devices that contain embedded processor chips, are also continuously generating machine data. Our offerings help organizations gain value from all of these different sources and forms of machine data.

Our mission is to make machine data accessible, usable and valuable to everyone in an organization. Our customers leverage our offerings for various use cases, including infrastructure and operations management, applications management, security and compliance, business and web analytics, and to provide insights into data generated by the Internet of Things (“IoT”) and industrial data, among many others. Our offerings are intended to help users in various roles, including IT, security and business professionals, quickly analyze their machine data and achieve real-time visibility into and intelligence about their organization’s operations. We believe this operational intelligence enables organizations to improve service levels, reduce operational costs, mitigate security risks, demonstrate and maintain compliance, and drive better business decisions. The result is an improved level of operational visibility enabling more informed business decisions that can provide greater efficiency, security and competitive advantage for our customers.
Our flagship product is Splunk Enterprise, a machine data platform, comprised of collection, indexing, search, reporting, analysis, alerting, monitoring and data management capabilities. Splunk Enterprise can collect and index hundreds of terabytes of machine data daily, irrespective of format or source. Our machine data platform uses our patented data processing architecture that performs dynamic schema creation on the fly, enabling users to run queries on data without having to define or understand the structure of the data prior to collection and indexing. This is in contrast to traditional IT systems that require users to establish the format of their data prior to collection in order to answer a pre-set list of questions. Our technology delivers speed and scalability when processing massive amounts of machine data. Our software leverages improvements in the cost and performance of commodity computing and can be deployed in a wide variety of computing environments, from a single laptop to large globally distributed data centers as well as public, private and hybrid cloud environments.
Our Splunk Cloud service delivers the core functionalities of Splunk Enterprise as a scalable, reliable cloud service. Splunk Cloud can be used solely as a cloud service or via a hybrid approach that spans cloud and on-premises environments, in which a single Splunk interface can search both on-premises Splunk Enterprise instances as well as Splunk Cloud instances.
Our Splunk Light product provides log search and analysis that is designed and priced and packaged for small IT environments, where a single-server log analytics solution is sufficient, and accordingly the daily indexing volume is limited as compared to Splunk Enterprise. Splunk Light collects, indexes, monitors, reports and alerts on a customer’s log data in real time, and can be purchased through our online store or via our channel partners.
Hunk: Splunk Analytics for Hadoop (“Hunk”), is full-featured software for interactively exploring, analyzing and visualizing data stored in Hadoop and Amazon S3. Hunk includes a full-featured analytics stack and leverages our schema-on-the-fly and machine data fabric technologies to reduce the typical integration and deployment effort required for Hadoop projects. Hunk works on Apache Hadoop and most major commercial Hadoop distributions. Hunk is also available directly from the Amazon Elastic MapReduce console, enabling Amazon Web Services (“AWS”) customers to purchase Hunk on an hourly basis and automatically be provisioned from the Amazon Elastic MapReduce console for data in Amazon Elastic MapReduce and S3.
Our premium solutions are purpose-built solutions that address key customer needs. Splunk premium solutions are sold separately and include:

•	Splunk Enterprise Security - Addresses emerging security threats and security information and event management (“SIEM”) use cases through monitoring, alerts and analytics.

•	Splunk User Behavior Analytics - Detects cyber-attacks and insider threats using data science, machine learning and advanced correlation.

•	Splunk IT Service Intelligence - Monitors the health and key performance indicators of critical IT services.
We also complement the capabilities of Splunk Enterprise, Splunk Cloud and our premium solutions with additional content (“apps” and “add-ons”). These apps and add-ons, which are generally available for download from within our offerings, via our Splunkbase website or in our Splunk Cloud environment, provide functionality in the form of pre-built data inputs, workflows, searches, reports, alerts and dashboards that make it easier and faster for our customers to address specific use cases. Splunk, along with a number of third-party developers and customers, have developed hundreds of apps and add-ons for common data sources and valuable use cases in our core and adjacent markets. Many of these apps and add-ons are available as free downloads. Examples of apps that we and our partners have developed include:

•	Splunk App for AWS - Used to ensure cloud security and compliance by using AWS CloudTrail and Config data streams to monitor user activity and resources in real time.

•	Splunk App for Stream - Used to capture, analyze and correlate network wire data to monitor operations and end-to-end transactions without manual instrumentation.

•	DB Connect - Enables customers to get business and enterprise context such as customer, product and HR data from traditional relational databases using real-time integration.

•
Palo Alto Networks App for Splunk - Enables Splunk users to gain visibility to Palo Alto Networks firewalls in order to perform incident analysis on correlated application and user activities across all network and security infrastructures from a real-time and historical perspective.

We also continue to develop cloud-specific Splunk apps, such as our Splunk App for Salesforce, which enables users of our Splunk Cloud service to leverage data from their Salesforce environment along with other machine data within Splunk Cloud. Splunk apps enabled us to target new markets and address markets traditionally served by point solutions. Often, as customers using additional apps generates expanded data indexing, usage, licensing and revenues for Splunk Enterprise and Splunk Cloud.
As part of our strategy to offer an open platform, we provide application programming interfaces (“APIs”) and software development kits (“SDKs”) in major programming languages. These enable developers to build software that leverages Splunk Enterprise or Splunk Cloud as well as integrate with other parts of an organizations’ IT infrastructure.
Our online user community websites, Splunkbase and Splunk Answers, provide our customers with an environment to share apps, collaborate on the use of our software and provide community-based support. Additionally, our Splunk Dev portal allows developers the ability to download SDKs, access API documentation and see sample code for building applications using our developer environment and tools. We believe this user-driven ecosystem results in greater use of our offerings and provides cost-effective marketing, increased brand awareness and viral adoption of our offerings.
Our offerings are designed to deliver rapid return-on-investment for our customers. They generally do not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Prospective users can get started with our free online sandboxes that enable our customers to immediately try and experience Splunk offerings. Users that prefer to deploy the software on-premises can take advantage of our free 60-day trial of Splunk Enterprise, which converts into a limited free perpetual license of up to 500 megabytes of data per day. Paying users can sign up for the Splunk Cloud service and avoid the need to provision, deploy and manage internal infrastructure. Alternatively, they can simply download and install the software, typically in a matter of hours, to connect to their relevant machine data sources. Customers can also provision a compute instance on AWS via a pre-built Amazon Machine Image, which delivers a pre-configured virtual machine instance with our Splunk Enterprise software. We also offer support, training and professional services to our customers to assist in the deployment of our software.
As of January 31, 2016, we had over 11,000 customers, including 85 of the Fortune 100 companies. Our Splunk Enterprise customers pay license fees generally based on their estimated peak daily indexing capacity needs. From time to time, our customers enter into transactions that are designed to enable broad adoption of our software across their entire organization, referred to as enterprise adoption agreements (“EAAs”). EAAs provide these customers with a flexible licensing model that provides the freedom to use our software beyond their original daily indexing capacity estimates and more predictable costs that can be budgeted over a multi-year period. Our Splunk Cloud customers pay an annual subscription fee based on the combination of the volume of data indexed per day and the amount of data they wish to store. For fiscal 2016, 2015 and 2014, our revenues were $668.4 million, $450.9 million and $302.6 million, respectively, representing year-over-year growth of 48% for fiscal 2016 and 49% for fiscal 2015. Our net losses for fiscal 2016, 2015 and 2014 were $278.8 million, $217.1 million and $79.0 million, respectively.
Our Growth Strategy
Our goal is to make Splunk the standard platform for delivering operational intelligence and real-time business insights from machine data. The key elements of our strategy are to:
Extend our technological capabilities.    We intend to continue to invest heavily in product development to deliver additional features, address additional customer needs and enable solutions that can address new end markets. We will continue to expand into adjacent product and technology areas that enable organizations to further realize the value of their machine data. Our investments may involve organic hiring and associated development, acquisitions and licensing of third party technology.
Continue to expand our direct and indirect sales organization, including our channel relationships, to increase our sales capacity and enable greater market presence.    We will continue to increase investments in our sales and marketing organizations to enable the acquisition of new customers as well as expansion within our current customer base. Our investments will be spread across geographies, customer tiers and industries. We will continue to invest in and foster the growth of our channel relationships, both inside and outside the United States, to enable greater leverage in our go-to-market investments.

Further penetrate our existing customer base and drive enterprise-wide adoption.    We will continue to drive customer satisfaction and renewals by offering community, standard, enterprise and global support to ensure our customers’ success with our offerings. We will continue to cultivate incremental sales from our existing customers through increased use of our offerings within organizations as well as consultative services that broaden the customer’s awareness of our product capabilities. In particular, we will continue to seek to upsell increased license capacity to our existing customers for additional deployments and new use cases. We believe our existing customer base serves as a strong source of incremental revenues given the horizontal applicability of our offerings and the growing machine data volumes our customers experience. Our sales teams are responsible for securing new customers, obtaining renewals of existing contracts and increasing adoption of our software by existing customers.
Enhance our value proposition through a focus on solutions which address core and expanded use cases.    We will continue to organize our go-to-market and product strategy around our customer use cases. We have invested in market groups in the Security, IT and Cloud areas, and may add additional domain expertise in business analytics and IoT, among others. This approach includes offering capabilities, either in the form of platform features or premium solutions, which target both our core use cases as well as new use cases, as driven by our corporate strategy and customer demand. We believe premium solutions in particular will enable us to increase our market penetration, expand our addressable market opportunity and make our products a more targeted solution for specific challenges that our customers face across their organizations.
Grow our user communities and partner ecosystem to increase awareness of our brand, target new use cases, drive operational leverage and deliver more targeted, higher value solutions.    We believe our user community has the potential to provide significant operating leverage by delivering apps that extend the Splunk platform into new use cases. We will continue to invest in business development initiatives in order to add additional OEM and strategic relationships to enable new sales channels for our products as well as extend our product integrations with third-party products. In addition, once these relationships have been established, we expect that OEM vendors and managed service providers will continue to invest in and create customized application functionality based on our platform.
Continue to deliver a rich developer environment to enable rapid development of enterprise applications that leverage machine data and the Splunk platform.    We intend to continue our investments in SDKs and APIs that help software developers leverage the Splunk platform and Hunk software. Our SDKs enable developers to build solutions that deeply integrate the analytics functionality of these products as well as access data stored in data indexes. Through our investments in SDKs and APIs, we intend to promote and extend the capabilities of our offerings to customers who wish to build sophisticated applications and interfaces that leverage our software and services.
Pricing
We price our offerings primarily on the amount of data indexed, namely the maximum aggregate volume of uncompressed data indexed on a daily basis, expressed in gigabytes, terabytes or petabytes per day. Once a data ingestion license is purchased, there is no limit or additional costs based on other product usage elements nor the customer’s preferred deployment size or model. Our Splunk Cloud and Splunk Light Cloud customers pay an annual subscription fee based on the combination of the volume of data indexed per day and the amount of data they wish to store.
For organizations that choose to standardize on Splunk software as their enterprise-wide platform for machine data, we offer EAAs, which provide our customers with a flexible licensing model and the freedom to use our software beyond their purchased license capacity. EAAs are designed to benefit organizations of any size, from small and midsize businesses to Fortune 100 companies and provide customers with more predictable costs that can be budgeted over a multi-year period as well as enable expansion to new use cases without penalty or cost.
Some of our products address markets where other pricing models may be prevalent. Hunk, which delivers analytics in the Hadoop market, is priced by the number of TaskTracker Nodes (Compute Nodes in YARN) in the respective Hadoop cluster over which Hunk operates. The pricing of Splunk User Behavior Analytics, which helps detect cyber-attacks and insider threats using data science, machine learning and advanced correlation, is based on the number of monitored user and system accounts.
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

Schema-on-the-fly.    Our products collect and index data irrespective of source and format. Rather than requiring that data be input in a pre-defined structure, our schema-on-the-fly technology creates structure as data is being searched, allowing users to ask new and different questions at any time without having to re-architect a schema as would be required in a relational database. Our technology builds a schema at read time, rather than write time, and does not require pre-defined knowledge about the data it is processing. Using our technology, different users can run a variety of queries, regardless of changes in format of the data being input into the system.
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
Splunk Enterprise and Splunk Cloud
Features and Functionality
Our Splunk Enterprise platform contains the following features and functionalities, while Splunk Cloud provides the same core functionalities of Splunk Enterprise offered as a cloud service.

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

•
Data models and pivot. Splunk Enterprise enables users to build data models that describe relationships in the underlying machine data, making it more meaningful and usable. Non-technical users can generate charts, visuals and dashboards using the pivot interface, without the need to master the Splunk Search Processing Language.

•
Developer platform. Splunk Enterprise includes a rich developer environment. The Splunk Web Framework enables developers to use the tools and languages they know, such as JavaScript, to build Splunk apps with custom dashboards, a flexible UI and custom data visualizations. SDKs for Java, JavaScript, C#, Python, PHP and Ruby enable rapid integration between Splunk Enterprise to other applications and systems to maximize the value of our customers’ data.

•
Role-based access controls. Splunk Enterprise incorporates role-based access controls and authentication, integrated with existing enterprise-wide security policies, to help secure the data stored within our indexes as well as control users’ activities in our software.

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
Core functions.    Our Splunk platform’s core functionality includes alerts, access control, statistics, correlation and predictive capabilities. With our software’s granular, role-based access control, an administrator can manage various aspects of a given user’s search including the data to which the user has access, as well as what portions of the data may be visible in results. Search results and reports can be defined according to a particular user’s business function and level of access. Different users can see completely different views on the same data, depending on what is important to them.
Archive to Hadoop and Amazon S3.    Splunk Enterprise customers can archive historical data to Hadoop or Amazon S3 for low-cost storage. Using our Hunk product, customers can gain new insights with distributed search queries that correlate real-time data from Splunk Enterprise with historical data stores in Hadoop or Amazon S3.
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
Splunk Product Deployments
Splunk Enterprise, Splunk Light and Hunk can be deployed on-premises and in public or private clouds. Splunk Cloud offers the core functionalities of Splunk Enterprise as a cloud service. Taking Splunk Enterprise and Splunk Cloud together, customers utilizing a hybrid deployment model can have a single centralized view and location-independent use across cloud and on-premises environments.
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
Splunk Light provides log search and analysis for small IT environments and can be purchased as a cloud service or limited to deployment on a single server. It does not contain the enterprise deployment features, such as high availability or clustering found in our Splunk Enterprise product. This simplifies deployment and provides fast time to value for the targeted log search and analysis use case within small IT environments.
Customers can deploy Hunk wherever their Hadoop environment is located. Hunk works with Apache Hadoop and most major commercial Hadoop distributions, supports both first-generation MapReduce and YARN, and can scale to support multi-thousand node Hadoop clusters. Hunk is also available directly from the Amazon Elastic MapReduce console, enabling AWS customers to purchase Hunk on an hourly basis and can be automatically provisioned from the Amazon Elastic MapReduce console for processing data in Amazon Elastic MapReduce and S3.
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
Maintenance and Customer Support
Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. These maintenance agreements provide customers the right to receive unspecified software updates, maintenance releases and patches, and access to our technical support services during the term of the agreement.
We maintain a customer support organization that offers multiple service levels for our customers based on their needs. These customers receive guaranteed response times, direct telephonic support and access to online support portals. Our highest levels of support provide 24x7x365 support for critical issues, a designated resource to manage the account and quarterly reviews of the customer’s deployments. Our customer support organization has global capabilities, delivering support in multiple languages with deep expertise in our software, complex IT environments and associated third party infrastructure.
Training Services
We offer training services to our customers and channel partners through our education and training organization. We have also implemented a comprehensive training certification program to ensure an understanding of our offerings.
Professional Services
We provide consulting and implementation services to customers through our professional services team. They are typically utilized by large enterprises looking to deploy our software across their large, disparate and complex IT infrastructure. We generally provide these services at the time of initial installation to help the customer with configuration and implementation. Given our software’s ease-of-use, our professional services engagements are typically short in duration and last from a few days to up to several weeks.
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
We have also established relationships with several leading technology companies to build Splunk apps that allow users to capture data and gain insights into those parties’ respective products. Several technology providers offer apps for free via the Splunkbase website. These apps typically consist of collections of reports, dashboards and data extractions which put our software in context for users of those specific technologies and allow them to easily and quickly understand the performance of their IT systems or correlate this data with other data sources.
We offer a developer license that allows third-party developers to build software using our existing developer framework and we have published information about our APIs to enable developers to build new user interfaces on top of our platform. We are creating additional SDKs based on various programming languages to make our software more extensible and allow developers to build applications and services that extend its functionality.
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
Splunk Apps.    Users and partners contribute and share custom apps and add-ons that run on our software. Generally, these apps provide pre-built functionality that addresses specific use cases. Currently, we have hundreds of apps available for download on the Splunkbase website. We do not receive any revenues from the sale of apps by third-party application providers, and most apps posted to Splunkbase are free. Partner apps listed on Splunkbase that are not free are licensed directly by the third party to the end user.
Splunk Answers.    Users ask questions in an online community forum and share best practices about how to build searches, create data visualizations and configure and deploy our software. While our product, support, engineering and professional services teams participate in the Splunk Answers forum, during fiscal 2016, approximately three-quarters of questions appearing on Splunk Answers were answered by non-Splunk personnel, largely the result of a growing, active user community.
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
Sales
We sell our offerings through direct field sales, direct inside sales and indirect channel sales. We gather prospects through a broad range of marketing programs and events, and through users who either download our trial software from our website or sign up for our online sandboxes or cloud services. Our inside sales team handles lead qualifications as well as smaller transactions, while larger or more complex transactions are handled by our globally distributed direct field sales teams. Our sales engineers help define customer use cases and pre-sales qualification and evaluation.
We maintain a distributor and reseller network, or channel, which often co-sells with our field sales organization. Our channel assists us by sourcing new prospects through leveraging their deep customer relationships, providing technical support to existing customers, upselling for additional use cases and daily indexing capacities and maintenance renewals. In fiscal 2016, we launched the Splunk Partner+ Program, a value-based model which allows partners to capture margins based upon the value they are delivering to specific opportunities. Our channel expands our geographic sales reach worldwide, particularly in key international markets such as the United Kingdom, Germany, Japan and China. As of January 31, 2016, we had over 600 channel relationships worldwide. Historically, the majority of EMEA and APAC sales have been fulfilled through channel partners and we expect this trend to continue.
In addition to acquiring new customers, our sales teams are responsible for securing renewals of existing contracts as well as increased adoption of our offerings by existing customers. To accomplish this, our field and inside sales teams work closely with our customers to drive expanded licenses through higher capacity or upgrades and additional use cases within existing customers. Our field sales teams are organized geographically across the Americas, EMEA and APAC. We intend to invest in our sales organization to drive greater market penetration in the Americas, EMEA and APAC. We also have a dedicated sales team focused on government customers, which includes United States federal, state and local government entities. Our Splunk Light product is designed to broaden our market reach by providing log search and analysis for small IT environments. We are initially relying on select channel partners, as well as an online store, to reach the Splunk Light target markets. For fiscal 2016, 2015 and 2014, our revenues from our international operations represented 25%, 24% and 23% of total revenues, respectively. For additional information regarding our sales and long-lived assets by geographic location, see Note 9 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Marketing
We focus our marketing efforts on increasing Splunk’s brand and awareness, driving viral adoption, communicating product advantages and business benefits, and generating leads for our sales force and channel. We market our offerings as a targeted solution for specific use cases and as an enterprise solution for machine data. We engage with existing customers to provide community-based education and awareness and to promote expanded use of our software within these customers. We host SplunkLive! events across our sales regions to engage with both existing customers and new prospects as well as deliver product training. We host an annual worldwide user conference (“.conf”) and multiple partner conferences as another way to support the Splunk community to foster collaboration and help our customers drive further business results from our software.
Research and Development
We invest substantial resources in research and development to enhance our products, develop new end market specific solutions and apps, conduct software and quality assurance testing and improve our core technology. Our technical staff monitors and tests our software on a regular basis, and we maintain a regular release process to refine, update, and enhance our existing offerings.
Research and development expense totaled $215.3 million, $150.8 million and $75.9 million for fiscal 2016, 2015 and 2014, respectively.
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
We retain ownership of software we develop. All software is licensed to users and primarily provided in object code or as a cloud service pursuant to either shrink-wrap, embedded or on-line licenses, or signed license agreements. These agreements generally contain restrictions on duplication, disclosure and transfer. We are currently unable to measure the full extent of unauthorized use of our software. We believe, however, that such unauthorized use is and can be expected to be a persistent problem that negatively impacts our revenue and financial results.
Despite our efforts to protect our intellectual property rights, they may not be successfully asserted in the future or may be invalidated, circumvented or challenged. In addition, the laws of various foreign countries where our offerings are distributed may not protect our intellectual property rights to the same extent as laws in the United States. For additional information regarding risks related to our intellectual property, see Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.
Customers
Our customer base has grown from approximately 450 customers at the end of fiscal 2008 to over 11,000 customers in more than 110 countries, including 85 of the Fortune 100 companies, as of January 31, 2016. We exclude users of our trial software from our customer count. We provide offerings to customers of varying sizes, including enterprises, educational institutions and government agencies. No individual customer represented greater than 10% of our total revenues in fiscal 2016, 2015 or 2014. One channel partner represented 14% and a second channel partner represented 13% of our total revenues in fiscal 2016. Our current customer base spans numerous industry verticals, including cloud and online services; education; financial services; government; healthcare/pharmaceuticals; industrials/manufacturing; media/entertainment; retail/ecommerce; technology and telecommunications.
Backlog and Seasonality
For additional information regarding our backlog and the seasonality in the sale of our offerings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality, Cyclicality and Quarterly Trends” of this Annual Report on Form 10-K.
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

The principal competitive factors in our markets are product features, performance and support, product scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. We believe that we generally compete favorably on the basis of these factors. For example, Splunk Enterprise, Splunk Cloud, Splunk Light, Hunk, and our premium solutions all contain rich feature sets that reduce costly deployment cycles typically associated with enterprise software. Additionally, we offer a broad range of support options, and our customers consistently provide us with high ratings for our support.
Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios, broader global distribution and presence, and competitive pricing. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on operational intelligence and could directly compete with us. Companies may develop open source based alternatives that, customers may conclude, offer equivalent functionality to our Splunk offerings. Smaller companies could also launch new offerings that we do not offer and that could gain market acceptance quickly.
Employees
As of January 31, 2016, we had over 2,100 employees. None of our United States employees is represented by a labor union with respect to his or her employment with us. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have not experienced any work stoppages.
Corporate Information
Our principal executive offices are located at 250 Brannan Street, San Francisco, California 94107, and our telephone number is (415) 848-8400. We were incorporated in California in October 2003 and were reincorporated in Delaware in May 2006.
Our website is located at www.splunk.com and our investor relations website is located at http://investors.splunk.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also access all of our public filings through the SEC’s website at www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file.

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

The market for our offerings is new and unproven and may not grow.

We believe our future success will depend in large part on the growth, if any, in the market for offerings that provide operational intelligence, particularly from machine data. We market our offerings as targeted solutions for specific use cases and as an enterprise solution for machine data. In order to grow our business, we intend to expand the functionality of our offerings to increase their acceptance and use by the broader market as well as develop new offerings. It is difficult to predict customer adoption and renewal rates, customer demand for our offerings, the size and growth rate of this market, the entry of competitive products or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our offerings. If our offerings do not achieve widespread adoption or there is a reduction in demand for products in our market caused by a lack of customer acceptance or expansion, technological challenges, decreases in accessible machine data, competing technologies and products, pricing pressure, decreases in corporate or information technology spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early terminations, reduced renewal rates or decreased revenues, any of which would adversely affect our business operations and financial results. We believe that these are inherent risks and difficulties in this new and unproven market.

Our future operating results may fluctuate significantly, and our recent operating results may not be a good indication of our future performance.

Our revenues and operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into agreements for term licenses and/or our cloud services for use of our software, whereby the fee is recognized ratably over the term of the agreement, and, in combination with our introduction of enterprise adoption agreements, or transactions that are designed to enable broad adoption of our software within an enterprise, we have seen the proportion of our customer orders where revenues will be recognized ratably increase steadily as a percentage of total orders. At the beginning of each quarter, we do not know the ratio between perpetual licenses and ratably recognized agreements that we will enter into during the quarter. In the fourth quarter of fiscal 2016, the percentage of license and cloud orders that will be recognized ratably was 53%. As a result, our operating results could be significantly impacted by unexpected shifts in the ratio between perpetual licenses and ratably recognized agreements. In addition, the size of our licenses varies greatly, and a single, large perpetual license in a given period could distort our operating results. The timing and size of large transactions are often hard to predict in any particular period. Further, a portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including maintenance and support agreements. Consequently, a decline in business from ratably recognized agreements or maintenance and support agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters.  Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

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

In addition to other risk factors described elsewhere in this “Risk Factors” section, factors that may cause our financial results to fluctuate from quarter to quarter include:

•	the timing of our sales during the quarter, particularly because a large portion of our sales occur toward the end of the quarter, or the loss or delay of a few large contracts;

•	the mix of revenues attributable to larger transactions as opposed to smaller transactions and the impact that a change in mix may have on the overall average selling price of our offerings;

•
the mix of revenues attributable to perpetual licenses and term licenses, subscriptions, enterprise adoption agreements, maintenance and professional services and training, which may impact our revenue, deferred revenue, gross margins and operating income;

•	the renewal and usage rates of our customers;

•	changes in the competitive dynamics of our market;

•	changes in customers’ budgets and in the timing of their purchasing decisions;

•	customers delaying purchasing decisions in anticipation of new offerings or software enhancements by us or our competitors;

•	customer acceptance of and willingness to pay for new versions of our offerings or new solutions for specific product and end markets;

•	our ability to successfully introduce and monetize new offerings and licensing and service models for our new offerings;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of our stock-based compensation expenses;

•	the timing of satisfying revenue recognition criteria;

•	our ability to qualify and successfully compete for government contracts;

•	the collectability of receivables from customers and resellers, which may be hindered or delayed; and

•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate.

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

We have a short operating history, which limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in developing industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Moreover, although we have experienced rapid growth historically, we may not continue to grow as rapidly in the future. Any success that we may experience in the future will depend in large part on our ability to, among other things:

•	improve the performance and capabilities of our offerings and technology through research and development;

•	continue to develop, enhance, expand adoption of and globally deliver our cloud services, including Splunk Cloud, and comply with applicable laws in each jurisdiction in which we offer such services;

•	successfully develop, introduce and expand adoption of new offerings;

•	increase revenues from existing customers through increased or broader use of our offerings within their organizations;

•	successfully expand our business domestically and internationally;

•	maintain and expand our customer base and the ways in which our customers use our offerings;

•	successfully compete with other companies, open source projects and custom development efforts that are currently in, or may in the future enter, the markets for our offerings;

•	successfully provide our customers a compelling business case to purchase our offerings in a time frame that matches our and our customers’ sales and purchase cycles and at a compelling price point;

•respond timely and effectively to competitor offerings and pricing models;

•appropriately price our offerings;

•	generate leads and convert users of the trial versions of our offerings to paying customers;

•	prevent users from circumventing the terms of their licenses and subscriptions;

•	continue to invest in our application development platform to deliver additional content for our offerings and to foster an ecosystem of developers and users to expand the use cases of our offerings;

•	maintain and enhance our website and cloud services infrastructure to minimize interruptions when accessing our offerings;

•
process, store and use our customers’ data in compliance with applicable governmental regulations and other legal obligations related to data privacy, data protection, data transfer, data residency, encryption and security;

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of January 31, 2016, approximately 40% of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources. If we fail to implement these improvements effectively, our ability to manage our expected growth, ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies will be impaired. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our offerings could suffer, which could negatively affect our brand, financial results and overall business.

We face intense competition in our markets, and we may be unable to compete effectively for sales opportunities.

Although our offerings target the new and emerging market for software and cloud services that provide operational intelligence, we compete against a variety of large software vendors and smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

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

•
small, specialized vendors that provide complementary and competitive solutions in enterprise data analytics, log aggregation and management, data warehousing and big data technologies that may compete with our offerings.

The principal competitive factors in our markets include features, performance and support, scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios and broader global distribution and presence. Further, competitors may be able to offer products or functionality similar to ours at a more attractive price than we can, such as by integrating or bundling their software products with their other product offerings. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on operational intelligence and could directly compete with us. For example, companies may commercialize open source software, such as Hadoop or Elasticsearch, in a manner that competes with our offerings or causes potential customers to believe that such product and our offerings perform the same function. If companies move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services comparable to ours or that are better suited for cloud-based data, and the demand for our offerings may decrease. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.

In recent years, there have been significant acquisitions and consolidation by and among our actual and potential competitors. We anticipate this trend of consolidation will continue, which will present heightened competitive challenges to our business. In particular, consolidation in our industry increases the likelihood of our competitors offering bundled or integrated products, and we believe that it may increase the competitive pressures we face with respect to our offerings. If we are unable to differentiate our offerings from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see decreased demand for those offerings, which would adversely affect our business operations, financial results and growth prospects. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently their willingness to use software solutions from such firms. Similarly, if customers seek to concentrate their software license purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage regardless of the performance and features of our offerings. We believe that in order to remain competitive at the large enterprise level, we will need to develop and expand relationships with resellers and large system integrators that provide a broad range of products and services. If we are unable to compete effectively, our business operations and financial results could be materially and adversely affected.

Because we derive substantially all of our revenues and cash flows from sales of licenses, maintenance and services related to one software product, failure of this product to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition and growth prospects.

Although we have recently introduced several new offerings, we derive and expect to continue to derive substantially all of our license revenues and cash flows from sales of licenses, maintenance and services related to Splunk Enterprise. As such, the market acceptance of Splunk Enterprise is critical to our continued success. Demand for licenses to Splunk Enterprise is affected by a number of factors beyond our control, including continued market acceptance of Splunk Enterprise by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market. In addition, users of software that provides operational intelligence may seek a cloud-based service, and although we offer a cloud service with the features and functionality of Splunk Enterprise, it currently represents a de minimis percentage of our overall revenues. We expect the proliferation of machine data to lead to an increase in the data analysis demands of our customers, and our offerings may not be able to scale and perform to meet those demands or may not be chosen by users for those needs. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Splunk Enterprise, our business operations, financial results and growth prospects will be materially and adversely affected.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $665.6 million at January 31, 2016. Because the market for our offerings is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and functionality for our offerings. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

If customers do not expand their use of our offerings beyond the current predominant use cases, our ability to grow our business and operating results may be adversely affected.

Most of our customers currently use our offerings to support application management, IT operations, security and compliance functions. Our ability to grow our business depends in part on our ability to persuade current and future customers to expand their use of our offerings to additional use cases, such as facilities management, supply chain management, business analytics and customer analytics. If we fail to achieve market acceptance of our offerings for these applications, or if a competitor establishes a more widely adopted solution for these applications, our ability to grow our business and financial results will be adversely affected.

We employ multiple, unique and evolving pricing models, which subject us to various pricing and licensing challenges that could make it difficult for us to derive value from our customers and may adversely affect our operating results.

We employ multiple, unique and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise and Splunk Light based on their estimated peak daily indexing capacity. In addition, Splunk Cloud is generally priced based on peak daily indexing capacity and data storage and Hunk licenses are priced based on the number of Hadoop data nodes while Splunk User Behavior Analytics is priced by the number of monitored user or system accounts. We offer both perpetual and term licensing options, which have different payment schedules, and depending on the mix of such licenses, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit usage in order to stay within the limits of their existing licenses, making it more difficult for us to compete in our markets. As the amount of machine data within our customers’ organizations grows, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. While we recently introduced enterprise adoption agreements to provide pricing predictability to our customers, we have limited experience selling this type of license and our customers may not find this type of license attractive.

Furthermore, while our offerings can measure and limit customer usage, such limitations may be improperly circumvented or otherwise bypassed by certain users. Similarly, we provide our customers with an encrypted key for enabling their use of our offerings. There is no guarantee that users of our offerings will abide by the terms of these encrypted keys, and if they do not, we may not be able to capture the full value for the use of our offerings. For example, our enterprise license is generally meant for our customers’ internal use only. If our internal use customers improperly make our offerings available to their customers, for example, through a cloud or managed service offering not authorized by us, it may displace our end user sales. Additionally, if an internal use customer that has received a volume discount from us improperly makes available our offerings to its end customers, we may experience price erosion and be unable to capture the appropriate value from those end customers.

During fiscal 2015, we increased the license capacity of our entry-level licenses for Splunk Enterprise and decreased the price of our Splunk Cloud service. Although we believe that this price reduction will enable our customers to more rapidly increase their ability to adopt our offerings, there is no guarantee this will occur. It is possible that such price reduction will not be offset by an increase in order volume, which would have the effect of lowering our revenues and negatively impacting our financial results.

Our license agreements generally provide that we can audit our customers’ use of our offerings or require them to certify their actual usage to ensure compliance with the terms of our license agreement at our request. However, a customer may resist or refuse to allow us to audit their usage, in which case we may have to pursue legal recourse to enforce our rights under the license agreement, which would require us to spend money, distract management and potentially adversely affect our relationship with our customers and users.

If we do not effectively expand and train our sales force, we may be unable to add new customers or increase sales to our existing customers and our business will be adversely affected.

We continue to be substantially dependent on our sales force to obtain new customers and to drive additional use cases and adoption among our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales force is new to the company and our offerings. Our growth creates additional challenges and risks with respect to attracting, integrating and retaining qualified employees, particularly sales personnel. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

Our sales cycle is long and unpredictable, particularly with respect to large customers, and our sales efforts require considerable time and expense.

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our software licensing offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers and conversions of users of the trial versions of our offerings into paying customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. In addition, the introduction of our Splunk Cloud service has generated interest from our customers who are also considering purchasing and deploying Splunk Enterprise on-premises. In some cases, our customers may wish to consider a combination of these offerings, potentially further slowing our sales cycle. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, we will make a sale with a potential customer or if a user of a trial version of one of our offerings will upgrade to the paid version of that offering. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenues from that transaction is delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term, our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline.

Our business and growth depend substantially on customers renewing their term licenses and maintenance and support agreements with us. Any decline in our customer renewals could adversely affect our future operating results.

While much of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. In addition, we also enter into term license agreements for our offerings. In order for us to improve our operating results, it is important that our existing customers renew their term licenses, if applicable, and maintenance and support agreements when the initial contract term expires. Our customers have no obligation to renew their term licenses or maintenance and support agreements with us after the initial terms have expired. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues may decline.

Our international sales and operations subject us to additional risks that can adversely affect our business operations and financial results.

During the fiscal year ended January 31, 2016, we derived approximately 25% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

•
compliance with laws and regulations for foreign operations, including the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our offerings in certain foreign markets, and the risks and costs of non-compliance;

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

In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. In addition, although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our offerings and could have a material adverse effect on our business operations and financial results.

If we are unable to maintain successful relationships with our channel partners, our business operations, financial results and growth prospects could be adversely affected.

In addition to our direct sales force, we use indirect channel partners, such as distributors and resellers, to license and support our offerings. We derive a portion of our revenues from sales of our offerings through our channel partners, particularly in the Europe, Middle East and Africa, or EMEA, and Asia Pacific, or APAC, regions and for sales to government agencies. We expect that sales through channel partners in all regions will continue to grow as a portion of our revenues for the foreseeable future.

Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our offerings may be adversely affected. Our channel partners may cease marketing our offerings with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, our possible inability to replace them, or the failure to recruit additional channel partners could materially and adversely affect our results of operations. In addition, sales by channel partners are more likely than direct sales to involve collectability concerns, in particular sales by our channel partners in developing markets, and accordingly, variations in the mix between revenues attributable to sales by channel partners and revenues attributable to direct sales may result in fluctuations in our operating results.

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners, and to help our channel partners enhance their ability to independently sell and deploy our offerings. If we are unable to maintain our relationships with these channel partners, or otherwise develop and expand our indirect distribution channel, our business, results of operations, financial condition or cash flows could be adversely affected.

Incorrect or improper implementation or use of our software could result in customer dissatisfaction or customer data loss and negatively affect our business, operations, financial results and growth prospects.

Our software is deployed in a wide variety of technology environments. Increasingly, our software has been deployed in large scale, complex technology environments, and we believe our future success will depend on our ability to increase sales of our software licenses for use in such deployments. We often must assist our customers in achieving successful implementations for large, complex deployments. If we or our customers are unable to implement our software successfully, are unable to do so in a timely manner or if an improper implementation or change in system configuration results in errors or loss of data, customer perceptions of our company may be impaired, our reputation and brand may suffer, and customers may choose not to increase their use of our offerings. In addition, our software imposes server load and index storage requirements for implementation. If our customers do not have the server load capacity or the storage capacity required, they may not be able to effectively implement and use our software and, therefore, may not choose to increase their use of our offerings.

Our customers and third-party partners may need training in the proper use of and the variety of benefits that can be derived from our software to maximize its potential. If our software is not implemented or used correctly or as intended, inadequate performance, errors or data loss may result. Because our customers rely on our software and maintenance and support services to manage a wide range of operations, the incorrect or improper implementation or use of our software, our failure to train customers on how to efficiently and effectively use our software, or our failure to provide maintenance services to our customers, may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our offerings.

Interruptions or performance problems associated with our technology and infrastructure, and our reliance on Software-as-a-Service, or SaaS, technologies from third parties, may adversely affect our business operations and financial results.

Our continued growth depends in part on the ability of our existing and potential customers to use and access our cloud services or our website in order to download our on-premises software or encrypted access keys for our software within an acceptable amount of time. We have experienced, and may in the future experience, website and service disruptions, storage failures, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website and services simultaneously and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website and service performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website and service performance, especially during peak usage times and as our offerings become more complex and our user traffic increases. If our website or cloud services are unavailable or if our users are unable to download our software or encrypted access keys within a reasonable amount of time or at all, our business would be negatively affected. We expect to continue to make significant investments to maintain and improve website and service performance and to enable rapid releases of new features and apps for our offerings. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

In addition, we rely heavily on hosted SaaS technologies from third parties in order to operate critical functions of our business, including enterprise resource planning services and customer relationship management services.  Further, our cloud services, such as Splunk Cloud, are hosted exclusively by third parties. We currently offer a 100% uptime service level agreement (“SLA”) for Splunk Cloud. If any of these services fail or become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, or if we are unable to deliver 100% uptime under our SLAs, our revenues could be reduced, our reputation could be damaged, we could be exposed to legal liability, expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our offerings and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

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

Our offerings are subject to United States export controls, and we incorporate encryption technology into certain of our offerings. These encryption offerings and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license.

Furthermore, our activities are subject to the U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations or export to countries, governments, and persons targeted by U.S. sanctions. While we take precautions to prevent our offerings from being exported in violation of these laws, including obtaining authorizations for our encryption offerings, implementing IP address blocking and screenings against U.S. Government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws.

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

While we have extensive procedures in place, downloads of our free software may have been made in potential violation of the export control and economic sanctions laws. We filed Initial Voluntary Self Disclosures in October 2014 with the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and filed Final Voluntary Disclosures with BIS and OFAC in June 2015. At this time, the agencies have not completed their review of this matter.

Violations of U.S. sanctions or export control laws can result in fines or penalties, including civil penalties of up to $250,000 or twice the value of the transaction, whichever is greater, per violation. In the event of criminal knowing and willful violations of these laws, fines of up to $1 million per violation and possible incarceration for responsible employees and managers could be imposed. We cannot predict when OFAC and BIS will complete their reviews or what enforcement action, if any, they will take.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our offerings or could limit our customers’ ability to implement our offerings in those countries. Changes in our offerings or future changes in export and import regulations may create delays in the introduction of our offerings in international markets, prevent our customers with international operations from deploying our offerings globally or, in some cases, prevent the export or import of our offerings to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our offerings by, or in our decreased ability to export or sell our offerings to, existing or potential customers with international operations. Any decreased use of our offerings or limitation on our ability to export or sell our offerings would likely adversely affect our business operations and financial results.

If our new offerings and product enhancements do not achieve sufficient market acceptance, our financial results and competitive position will suffer.

We spend substantial amounts of time and money to research and develop new offerings and enhanced versions of our existing offerings to incorporate additional features, improve functionality or other enhancements in order to meet our customers’ rapidly evolving demands. In addition, we continue to invest in solutions that can be deployed on top of our platform to target specific use cases and to cultivate our community of application developers and users. When we develop a new or enhanced version of an existing offering, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced offerings, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if our cloud services such as Splunk Cloud do not garner widespread market adoption and implementation, our financial results and competitive position could suffer.

Further, we may make changes to our offerings that our customers do not like, find useful or agree with. We may also discontinue certain features, begin to charge for certain features that are currently free or increase fees for any of our features or usage of our offerings.

Our new offerings or product enhancements and changes to our existing offerings could fail to attain sufficient market acceptance for many reasons, including:

•	our failure to predict market demand accurately in terms of product functionality and to supply offerings that meet this demand in a timely fashion;

•	defects, errors or failures;

•	negative publicity about their performance or effectiveness;

•	delays in releasing to the market our new offerings or enhancements to our existing offerings to the market;

•	introduction or anticipated introduction of competing products by our competitors;

•	poor business conditions for our end-customers, causing them to delay IT purchases; and

•	reluctance of customers to purchase products incorporating open source software.

If our new offerings or enhancements and changes do not achieve adequate acceptance in the market, our competitive position will be impaired, and our revenues will be diminished. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred in connection with the new offerings or enhancements.

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

The occurrence of any of the foregoing could cause governments and governmental agencies to delay or refrain from purchasing licenses of our offerings in the future or otherwise have an adverse effect on our business operations and financial results.

Failure to comply with laws or regulations applicable to our business could cause us to lose customers in the public sector, subject us to fines and penalties, or negatively impact our ability to contract with the public sector.

We must comply with laws and regulations relating to the formation, administration and performance of contracts with the public sector, including United States federal, state and local governmental bodies, which affect how our channel partners and how we do business with governmental agencies. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, loss of exclusive rights in our intellectual property, and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have a material adverse effect on our business operations and financial results.

The cloud services version of our Splunk Enterprise product, Splunk Cloud, as well as cloud services for other products, are relatively new offerings, and market adoption of these cloud service offerings could adversely affect our business.

SaaS is a model of software deployment in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. Delivering under these SaaS models typically results in higher costs and expenses when compared to sales of perpetual licenses for similar functionality. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a SaaS model. Many of our offerings are now made available in the cloud as well as on-premises. Customers can sign up for Splunk Cloud and other services and avoid the need to provision, deploy and manage internal infrastructure. In order to provide Splunk Cloud and other services via a SaaS deployment, we have made and will continue to make capital investments and incur substantial costs to implement and maintain this alternative business model, which could negatively affect our financial results.  We expect that over time the percentage of our revenue attributable to our cloud service offerings will increase. If we are unable to decrease the cost of providing our cloud service offerings, our gross margins may decrease and negatively impact our overall financial results. Even with these investments and costs, the SaaS business model for Splunk Cloud and other services may not be successful, as customers may desire only on-premises licenses to our offerings. Moreover, sales of Splunk Cloud and other services could displace sales of our on-premises software licenses. Alternatively, subscriptions to Splunk Cloud and other services that exceed our expectations may unexpectedly increase our costs, lower our margins, lower our profits or increase our losses and otherwise negatively affect our projected financial results. Transitioning to a SaaS model also impacts the way we recognize revenues, which may affect our operating results and could have an adverse effect on our business operations and financial results.

Real or perceived errors, failures or bugs in our offerings could adversely affect our financial results and growth prospects.

Because our offerings are complex, undetected errors, failures or bugs may occur, especially when new offerings, versions or updates are released. Our on-premises software is often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into complicated, large-scale computing environments may expose undetected errors, failures or bugs in our software. Despite testing by us, errors, failures or bugs may not be found in our offerings until they are released to our customers. In the past, we have discovered errors, failures and bugs in some of our offerings after their introduction. Real or perceived errors, failures or bugs in our offerings could result in negative publicity, loss of or delay in market acceptance of our offerings, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

In addition, if an actual or perceived failure of our on-premises software occurs in a customer’s deployment, regardless of whether the failure is attributable to our software, the market perception of the effectiveness of our offerings could be adversely affected. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays or cessation of our licensing, which could cause us to lose existing or potential customers and could adversely affect our financial results and growth prospects.

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

Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to use the inventions claimed in our issued patents or pending patent applications or otherwise used in our offerings, that we were the first to file patent applications, or that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our offerings or technology. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our offerings are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States (in particular, some foreign jurisdictions do not permit patent protection for software), and mechanisms for enforcement of intellectual property rights may be inadequate. Additional uncertainty may result from recent and future changes to intellectual property legislation in the United States (including the “America Invents Act”) and other countries and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. We may be exposed to increased risk of being the subject of intellectual property infringement claims as a result of acquisitions, as, among other things, we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our offerings and may be unable to compete effectively. Any of these results would adversely affect our business operations and financial results.

One of our marketing strategies is to offer trial versions, including online sandboxes of our offerings, and we may not be able to realize the benefits of this strategy.

We offer trial version licenses, including online sandboxes, of certain of our offerings to users free of charge as part of our overall strategy of developing the market for offerings that provides operational intelligence and promoting additional penetration of our offerings in the markets in which we compete. Some users never convert from the trial version to the paid version. To the extent that these users do not become paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenues will be adversely affected.

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

Our offerings enable third-party software developers to build apps on top of our platform. We operate a community website, Splunkbase, for sharing these third-party apps, including add-ons and extensions. While we expect Splunkbase to support our sales and marketing efforts, it also presents certain risks to our business, including:

•	third-party developers may not continue developing or supporting the software apps that they share on Splunkbase;

•
we cannot provide any assurance that these apps meet the same quality standards that we apply to our own development efforts, and, to the extent they contain bugs or defects, they may create disruptions in our customers’ use of our offerings or negatively affect our brand;

•
we do not currently provide support for software apps developed by third-party software developers, and users may be left without support and potentially cease using our offerings if the third-party software developers do not provide support for these apps;

•	these third-party software developers may not possess the appropriate intellectual property rights to develop and share their apps; and

•	some of these developers may use the insight they gain using our offerings and from documentation publicly available on our website to develop competing products.

Many of these risks are not within our control to prevent, and our brand may be damaged if these apps, add-ons and extensions do not perform to our customers’ satisfaction and that dissatisfaction is attributed to us.

If poor advice or misinformation is spread through our community website, Splunk Answers, users of our offerings may experience unsatisfactory results from using our offerings, which could adversely affect our reputation and our ability to grow our business.

We host Splunk Answers for sharing knowledge about how to perform certain functions with our offerings. Our users are increasingly turning to Splunk Answers for support in connection with their use of our offerings. We do not review or test the information that non-Splunk employees post on Splunk Answers to ensure its accuracy or efficacy in resolving technical issues. Therefore, we cannot ensure that all the information listed on Splunk Answers is accurate or that it will not adversely affect the performance of our offerings. Furthermore, users who post such information on Splunk Answers may not have adequate rights to the information to share it publicly, and we could be the subject of intellectual property claims based on our hosting of such information. If poor advice or misinformation is spread among users of Splunk Answers, our customers or other users of our offerings may experience unsatisfactory results from using our offerings, which could adversely affect our reputation and our ability to grow our business.

Our use of “open source” software could negatively affect our ability to sell our offerings and subject us to possible litigation.

We use open source software in our offerings and expect to continue to use open source software in the future. We may face claims from others claiming infringement of intellectual property rights in what we believe to be licensed open source software, or seeking to enforce the terms of an open source license, including by demanding release of our proprietary source code that was developed using or linked with such open source software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our offerings, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the open source code change, we may be forced to re-engineer our offerings or incur additional costs to find alternative tools. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, support, indemnity or assurance of title or controls on origin of the software. Further, some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis. Many of these risks associated with usage of open source software, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect the performance of our offerings and our business. While we have established processes to help alleviate these risks, we cannot assure that these measures will significantly reduce these risks.

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our offerings may be perceived as not being secure, customers may reduce the use of or stop using our offerings, and we may incur significant liabilities.

Our offerings involve the storage and transmission of data, and security breaches could result in the loss of this information, litigation, indemnity obligations and other liability. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud-based services, our security measures could be breached. In addition, we do not directly control content that customers store in our offerings. If customers use our offerings for the transmission or storage of personally identifiable information and our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect to not renew their subscriptions, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our financial results.

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

We are subject to a number of legal requirements, contractual obligations and industry standards regarding security, data protection, and privacy and any failure to comply with these requirements, obligations or standards could have an adverse effect on our reputation, business, financial condition and operating results.

Privacy and data information security have become a significant issue in the United States and in many other countries where we offer licenses and subscriptions of our offerings. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of personal information. Some of these requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers. Even though we may have contractual protections with our service providers, notifications related to a security breach could impact our reputation, harm our customer confidence, hurt our sales and expansion into new markets or cause us to lose existing customers.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive in the European Union (“EU”), as implemented into relevant EU member state laws, including the Federal Data Protection Act implemented in Germany. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (“IP”) addresses. Recently, the European Court of Justice invalidated the U.S.-EU Safe Harbor Framework, which allowed us and other companies to meet the EU requirements for the transfer of personal data from the EEA to the United States. We may find it necessary or desirable to modify our data handling practices as a result of this court decision or subsequent developments, and this decision may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws and other obligations relating to privacy and data protection are still uncertain, it is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our offerings. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our offerings, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new offerings and features could be limited. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our offerings. For example, as a service provider to our customers, we may collect and use personally identifiable information, including protected health information, which may subject us to a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Privacy and personal information security concerns, whether valid or not valid, may inhibit market adoption of our offerings particularly in certain industries and foreign countries.

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

General worldwide economic conditions have experienced a significant downturn and continue to remain unstable. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our offerings, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.

We have a significant number of customers in the business services, energy, financial services, healthcare and pharmaceuticals, technology, manufacturing, media and entertainment, online services, retail, telecommunications and travel and transportation industries. A substantial downturn in any of these industries may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our offerings, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

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

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although most of our sales contracts are denominated in U.S. dollars, and therefore substantially all of our revenues are not subject to foreign currency risk, a strengthening of the U.S. dollar could increase the real cost of our offerings to our customers outside of the United States, adversely affecting our business operations and financial results. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported operating results. Although we engage in limited hedging strategies, any such strategies, such as forward contracts, options and foreign exchange swaps, related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

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

Our financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We will be required to implement this guidance in the first quarter of our fiscal year 2019. We have not yet determined the effect of the standard on our ongoing financial reporting. Implementation of this new standard could have a significant effect on our financial results, and any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of January 31, 2016, we had outstanding approximately 131.5 million shares of our common stock. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters occupy approximately 95,000 square feet in San Francisco, California under an operating lease that expires in February 2019. To expand our corporate headquarters, we entered into an office lease for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California that expires in February 2024. We expect to occupy the premises at 270 Brannan Street in the first quarter of fiscal 2017. We lease smaller regional offices for our business operations, sales, support and some product development in various locations throughout the United States. Our foreign subsidiaries lease office space for their operations including local sales, support and some product development. While we believe our facilities are sufficient and suitable for the operations of our business today, we are in the process of adding new facilities and expanding our existing facilities as we add employees and expand into additional markets. During the fiscal year ended January 31, 2016, we entered into an office lease for approximately 235,000 square feet located at 500 Santana Row, San Jose, California. We expect to occupy the premises at 500 Santana Row in the fourth quarter of fiscal 2017.

Item 3. Legal Proceedings

The information set forth under Legal Proceedings in Note 3 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price and Dividends

Our common stock, $0.001 par value, began trading on the NASDAQ Global Select Market on April 19, 2012, where its prices are quoted under the symbol “SPLK.” As of January 31, 2016 there were 19 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.
The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on the NASDAQ Global Select Market:

	High	Low
Year Ended January 31, 2015:
First Quarter	$106.15	$50.84
Second Quarter	$57.60	$39.35
Third Quarter	$68.20	$40.71
Fourth Quarter	$72.25	$51.60

	High	Low
Year Ended January 31, 2016:
First Quarter	$74.88	$51.41
Second Quarter	$76.85	$64.70
Third Quarter	$71.75	$51.71
Fourth Quarter	$66.90	$43.80

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

Company/Index	Base Period 4/19/12	7/31/12	10/31/12	1/31/13	4/30/13	7/31/13	10/31/13	1/31/14	4/30/14	7/31/14	10/31/14	1/31/15	4/30/15	7/31/15	10/31/15	1/31/16
Splunk Inc.	$100.00	$82.86	$79.00	$92.90	$114.99	$140.95	$176.75	$217.11	$153.80	$132.53	$186.25	$145.57	$187.01	$197.13	$158.29	$130.47
NASDAQ Composite	100.00	97.74	98.99	104.47	110.68	120.58	130.33	136.45	136.81	145.29	153.97	154.12	164.30	170.51	168.03	153.41
NASDAQ Computer	100.00	96.58	94.56	95.02	98.17	103.38	114.95	121.69	125.19	137.25	146.04	143.97	153.40	153.66	159.99	150.45

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2016, 2015, and 2014 and the selected consolidated balance sheet data as of January 31, 2016 and 2015 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal 2013 and 2012 and the consolidated balance sheet data as of January 31, 2014, 2013, and 2012 are derived from audited consolidated financial statements, which are not included in this Form 10-K.

	Fiscal Year Ended January 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues
License	$405,399	$283,191	$199,024	$135,922	$88,308
Maintenance and services	263,036	167,684	103,599	63,022	32,652
Total revenues	668,435	450,875	302,623	198,944	120,960
Cost of revenues (1)
License	9,080	1,859	330	727	890
Maintenance and services	105,042	66,519	35,495	20,697	10,715
Total cost of revenues	114,122	68,378	35,825	21,424	11,605
Gross profit	554,313	382,497	266,798	177,520	109,355
Operating expenses (1)
Research and development	215,309	150,790	75,895	41,853	23,561
Sales and marketing	505,348	344,471	215,335	125,098	74,782
General and administrative	121,579	103,046	53,875	32,602	19,698
Total operating expenses	842,236	598,307	345,105	199,553	118,041
Operating loss	(287,923)	(215,810)	(78,307)	(22,033)	(8,686)
Interest and other income (expense), net
Interest income, net	1,798	754	225	152	(94)
Other income (expense), net	(519)	216	(920)	—	—
Change in fair value of preferred stock warrants	—	—	—	(14,087)	(2,034)
Total interest and other income (expense), net	1,279	970	(695)	(13,935)	(2,128)
Loss before income taxes	(286,644)	(214,840)	(79,002)	(35,968)	(10,814)
Provision for income taxes (benefit)	(7,872)	2,276	6	713	178
Net loss	$(278,772)	$(217,116)	$(79,008)	$(36,681)	$(10,992)
Net loss per share:
Basic and diluted	$(2.20)	$(1.81)	$(0.75)	$(0.46)	$(0.53)
Weighted-average shares outstanding:
Basic and diluted	126,746	119,775	105,067	80,246	20,646

(1)	Amounts include stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenues	$26,057	$17,189	$5,283	$1,217	$134
Research and development	89,197	60,777	20,829	6,170	841
Sales and marketing	130,054	90,064	30,012	8,093	1,488
General and administrative	46,949	46,149	13,244	4,000	1,297

	As of January 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,009,039	$850,164	$897,453	$305,939	$31,599
Working capital	719,503	653,185	784,966	259,789	1,142
Total assets	1,536,839	1,247,791	1,040,331	390,445	82,223
Deferred revenue, current and long-term	449,503	304,085	192,321	114,712	52,665
Debt obligations, current and long-term	—	—	—	—	2,289
Preferred stock warrants	—	—	—	—	2,133
Convertible preferred stock	—	—	—	—	40,913
Total stockholders’ equity (deficit)	859,414	813,321	784,908	237,544	(41,646)

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
Overview
Splunk provides innovative software solutions that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our offerings enable users to collect, index, search, explore, monitor and analyze data regardless of format or source. Our offerings address large and diverse data sets, commonly referred to as big data, and are specifically tailored for machine data. Machine data is produced by nearly every software application and electronic device and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities, and security threats. Beyond an organization’s traditional information technology (“IT”) and security infrastructure, every processor-based system, including HVAC controllers, many manufacturing systems, smart electrical meters, GPS devices and radio-frequency identification tags, and many consumer-oriented systems, such as electronic wearables, mobile devices, automobiles and medical devices that contain embedded processor chips, are also continuously generating machine data. Our offerings help organizations gain value from all of these different sources and forms of machine data.

We believe the market for products that provide operational intelligence presents a substantial opportunity as data grows in volume and diversity, creating new risks, opportunities and challenges for organizations. Since our inception, we have invested a substantial amount of resources developing our offerings to address this market, specifically with respect to machine data.

Our offerings are designed to deliver rapid return-on-investment for our customers. They generally do not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. For Splunk Enterprise, users can simply download and install the software, typically in a matter of hours, to connect to their relevant machine data sources. Alternatively, they can sign up for our Splunk Cloud service and avoid the need to provision, deploy and manage internal infrastructure. They can also provision a compute instance on Amazon Web Services via a pre-built Amazon Machine Image, which delivers a pre-configured virtual machine instance with our Splunk Enterprise software. We also offer support, training and professional services to our customers to assist in the deployment of our software.

For Splunk Enterprise, we base our license fees on the estimated daily data indexing capacity our customers require. Prospective customers can download a free 60-day trial of Splunk Enterprise, which converts into a limited free perpetual license of up to 500 megabytes of data per day. A majority of our license revenues consist of revenues from perpetual licenses, whereby we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large perpetual licenses may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term. Additionally, we license our software under term licenses, which are generally recognized ratably over the contract term. From time to time, we also enter into transactions that are designed to enable broad adoption of our software within an enterprise, referred to as enterprise adoption agreements. These agreements often include provisions that require revenue deferral and recognition over time.

Our Splunk Cloud service delivers the core functionalities of Splunk Enterprise as a scalable, reliable cloud service. Splunk Cloud customers pay an annual subscription fee based on the combination of the volume of data indexed per day and the length of the data retention period. Our product, Hunk: Splunk Analytics for Hadoop, is a software product that enables exploration, analysis and visualization of data in Hadoop. Splunk Light provides log search and analysis that is designed and priced and packaged for small IT environments. Splunk Enterprise Security addresses emerging security threats and SIEM use cases through monitoring, alerts and analytics. Splunk User Behavior Analytics detects cyber-attacks and insider threats using data science, machine learning and advanced correlation. Splunk IT Service Intelligence monitors the health and key performance indicators of critical IT services.

We intend to continue investing for long-term growth. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling features, address customer needs and enable solutions that can address new end markets. For example, we released new versions of existing products such as Splunk Enterprise and introduced new products for the security and IT markets during fiscal 2016. In addition, we expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally. We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives. In June 2015, we acquired Metafor Software, a privately-held British Columbia corporation, which developed technology that provides anomaly detection and behavioral analytics for IT operations. In July 2015, we acquired Caspida, a privately-held Delaware corporation, which developed technology that provides behavioral analytics to help detect, respond to and mitigate advanced security and insider security threats.

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

We believe the factors that will influence our ability to achieve our goals include, among other things, our ability to deliver new products as well as additional product functionality; acquire new customers across geographies and industries; cultivate incremental sales from our existing customers by driving increased use of our software within organizations; provide additional solutions that leverage our core machine data platform to help organizations understand and realize the value of their machine data in specific end markets and use cases; add additional OEM and strategic relationships to enable new sales channels for our software as well as extend our integration with third party products; help software developers leverage the functionality of our machine data platform through SDKs and APIs; and successfully integrate acquired businesses and technologies.

For the fiscal years ended January 31, 2016, 2015 and 2014, our total revenues were $668.4 million, $450.9 million $302.6 million, respectively. For the fiscal year ended January 31, 2016, approximately 25% of our total revenues were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of January 31, 2016, we had over 11,000 customers, including 85 of the Fortune 100 companies.

For the fiscal years ended January 31, 2016, 2015 and 2014, our GAAP operating loss was $287.9 million, $215.8 million and $78.3 million, respectively. Our non-GAAP operating income was $25.4 million and $12.3 million for fiscal years ended January 31, 2016 and 2015, respectively, and our non-GAAP operating loss was $1.2 million for fiscal year ended January 31, 2014.

For the fiscal years ended January 31, 2016, 2015 and 2014, our GAAP net loss was $278.8 million, $217.1 million and $79.0 million, respectively. Our non-GAAP net income was $23.6 million and $11.0 million for fiscal years ended January 31, 2016 and 2015, respectively, and our non-GAAP net loss was $3.1 million for fiscal year ended January 31, 2014.

Our quarterly results reflect seasonality in the sale of our offerings. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenues in the following first fiscal quarter. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short-term. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period.

Non-GAAP Financial Results

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross margin, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, employer payroll tax expense related to employee stock plans, amortization of acquired intangible assets, impairment of a long-lived asset, acquisition-related costs, ground lease expense related to a build-to-suit lease obligation and the partial release of the valuation allowance due to acquisitions. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by our management in its financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

We exclude stock-based compensation expense from our non-GAAP financial measures because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance. In particular, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718, we believe that providing non-GAAP financial measures that exclude this expense allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude the non-cash charge for previously capitalized research and development expense for our Splunk Storm product (reflected as an impairment of a long-lived asset) as a result of our strategic decision to start making Splunk Storm available at no cost to customers, a decision that we expect to be infrequent in nature. We also exclude amortization of acquired intangible assets, acquisition-related costs, ground lease expense related to a build-to-suit lease obligation and the partial release of the valuation allowance due to acquisitions from our non-GAAP financial measures because these are considered by management to be outside of our core operating results.

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

The following table reconciles our net cash provided by operating activities to free cash flow for the fiscal years ended January 31, 2016, 2015 and 2014 (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Net cash provided by operating activities	$155,622	$103,980	$73,848
Less purchases of property and equipment	(51,332)	(13,950)	(9,308)
Free cash flow (non-GAAP)	$104,290	$90,030	$64,540
Net cash used in investing activities	$(153,490)	$(645,160)	$(39,046)
Net cash provided by financing activities	$35,485	$31,610	$556,699

The following table reconciles GAAP gross margin to non-GAAP gross margin for the fiscal years ended January 31, 2016, 2015 and 2014:

	Fiscal Year Ended January 31,
	2016	2015	2014
GAAP gross margin	82.9%	84.8%	88.2%
Stock-based compensation expense	3.9	3.9	1.7
Employer payroll tax on employee stock plans	0.1	0.1	0.1
Amortization of acquired intangible assets	1.3	0.7	0.2
Impairment of long-lived asset	—	—	0.7
Non-GAAP gross margin	88.2%	89.5%	90.9%

The following table reconciles GAAP operating loss to non-GAAP operating income (loss) for the fiscal years ended January 31, 2016, 2015 and 2014 (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
GAAP operating loss	$(287,923)	$(215,810)	$(78,307)
Stock-based compensation expense	292,257	214,179	69,368
Employer payroll tax on employee stock plans	8,968	8,868	3,971
Amortization of acquired intangible assets	9,190	4,377	906
Impairment of long-lived asset	—	—	2,128
Acquisition-related costs	1,993	—	722
Ground lease expense related to build-to-suit lease obligation	888	666	—
Non-GAAP operating income (loss)	$25,373	$12,280	$(1,212)

The following table reconciles GAAP operating margin to non-GAAP operating margin for the fiscal years ended January 31, 2016, 2015 and 2014:

	Fiscal Year Ended January 31,
	2016	2015	2014
GAAP operating margin	(43.1)%	(47.9)%	(25.9)%
Stock-based compensation expense	43.8	47.5	22.9
Employer payroll tax on employee stock plans	1.3	2.0	1.3
Amortization of acquired intangible assets	1.4	1.0	0.3
Impairment of long-lived asset	—	—	0.7
Acquisition-related costs	0.3	—	0.3
Ground lease expense related to build-to-suit lease obligation	0.1	0.1	—
Non-GAAP operating margin	3.8%	2.7%	(0.4)%

The following table reconciles GAAP net loss to non-GAAP net income (loss) for the fiscal years ended January 31, 2016, 2015 and 2014 (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
GAAP net loss	$(278,772)	$(217,116)	$(79,008)
Stock-based compensation expense	292,257	214,179	69,368
Employer payroll tax on employee stock plans	8,968	8,868	3,971
Amortization of acquired intangible assets	9,190	4,377	906
Impairment of long-lived assets	—	—	2,128
Acquisition-related costs	1,993	—	722
Ground lease expense related to build-to-suit lease obligation	888	666	—
Partial release of the valuation allowance due to acquisitions	(10,924)	—	(1,174)
Non-GAAP net income (loss)	$23,600	$10,974	$(3,087)

The following table reconciles the shares used in computing basic and diluted GAAP and non-GAAP net income (loss) per share for the fiscal years ended January 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	Fiscal Year Ended January 31,
	2016	2015	2014
Weighted-average shares used in computing GAAP basic net loss per share	126,746	119,775	105,067
Effect of dilutive securities: Employee stock awards	5,007	7,364	—
Weighted-average shares used in computing Non-GAAP basic and diluted net income (loss) per share	131,753	127,139	105,067

GAAP basic and diluted net loss per share	$(2.20)	$(1.81)	$(0.75)
Non-GAAP basic and diluted net income (loss) per share	$0.18	$0.09	$(0.03)

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

Professional services and training revenues as a percentage of total revenues were 7% for the fiscal years ended January 31, 2016 and 2015. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

Sales and marketing.  Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing and business development personnel, commissions earned by our sales personnel and the cost of marketing and business development programs. We expect that sales and marketing expenses will continue to increase, in absolute dollars, as we continue to hire additional personnel and invest in marketing programs.

General and administrative.  General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel; our legal, accounting and other professional services fees; and other corporate expenses. We anticipate continuing to incur additional expenses due to growing our operations, including higher legal, corporate insurance and accounting expenses.

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

We believe that the assumptions and estimates associated with revenue recognition, share-based compensation, income taxes and business combinations have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations. For further information on all of our significant accounting policies, see Note 1 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended January 31,
	2016		2015		2014
	(in thousands and as % of revenues )
Consolidated Statement of Operations Data:
Revenues
License	$405,399	60.6%	$283,191	62.8%	$199,024	65.8%
Maintenance and services	263,036	39.4	167,684	37.2	103,599	34.2
Total revenues	668,435	100.0	450,875	100.0	302,623	100.0
Cost of revenues
License (1)	9,080	2.2	1,859	0.7	330	0.2
Maintenance and services (1)	105,042	39.9	66,519	39.7	35,495	34.3
Total cost of revenues	114,122	17.1	68,378	15.2	35,825	11.8
Gross profit	554,313	82.9	382,497	84.8	266,798	88.2
Operating expenses
Research and development	215,309	32.2	150,790	33.4	75,895	25.1
Sales and marketing	505,348	75.6	344,471	76.4	215,335	71.2
General and administrative	121,579	18.2	103,046	22.9	53,875	17.8
Total operating expenses	842,236	126.0	598,307	132.7	345,105	114.1
Operating loss	(287,923)	(43.1)	(215,810)	(47.9)	(78,307)	(25.9)
Other income (expense), net
Interest income, net	1,798	0.3	754	0.3	225	0.1
Other income (expense), net	(519)	(0.1)	216	—	(920)	(0.3)
Total other income (expense), net	1,279	0.2	970	0.3	(695)	(0.2)
Loss before income taxes	(286,644)	(42.9)	(214,840)	(47.6)	(79,002)	(26.1)
Provision for income taxes (benefit)	(7,872)	(1.2)	2,276	0.6	6	—
Net loss	$(278,772)	(41.7)%	$(217,116)	(48.2)%	$(79,008)	(26.1)%
______________________________

(1)	Calculated as a percentage of the associated revenues.

Fiscal 2016, 2015 and 2014
Revenues

	Fiscal Year Ended January 31,
				2016 to 2015 % Change	2015 to 2014 % Change
	2016	2015	2014
	(in thousands)
Revenues
License	$405,399	$283,191	$199,024	43.2%	42.3%
Maintenance and services	263,036	167,684	103,599	56.9%	61.9%
Total revenues	$668,435	$450,875	$302,623	48.3%	49.0%
Percentage of revenues
License	60.6%	62.8%	65.8%
Maintenance and services	39.4	37.2	34.2
Total	100.0%	100.0%	100.0%
Fiscal 2016 compared to fiscal 2015.   The increase in license revenues of $122.2 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 1,447 and 1,112 orders greater than $100,000 for the fiscal years ended January 31, 2016 and 2015, respectively. Our total number of Splunk customers increased from approximately 9,000 at January 31, 2015 to approximately 11,000 at January 31, 2016. The increase in maintenance and services revenues of $95.4 million was due to increases in sales of maintenance agreements resulting from the growth of our installed customer base as well as sales of our professional services.
Fiscal 2015 compared to fiscal 2014.   The increase in license revenues of $84.2 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 1,112 and 791 orders greater than $100,000 for the fiscal years ended January 31, 2015 and 2014, respectively. Our total number of Splunk customers increased from approximately 7,000 at January 31, 2014 to approximately 9,000 at January 31, 2015. The increase in maintenance and services revenues of $64.1 million was due to increases in sales of maintenance agreements resulting from the growth of our installed customer base as well as sales of our professional services.
Cost of Revenues and Gross Margin

	Fiscal Year Ended January 31,
				2016 to 2015 % Change	2015 to 2014 % Change
	2016	2015	2014
	(in thousands)
Cost of revenues (1)
License	$9,080	$1,859	$330	388.4%	463.3%
Maintenance and services	105,042	66,519	35,495	57.9%	87.4%
Total cost of revenues	$114,122	$68,378	$35,825	66.9%	90.9%
Gross margin
License	97.8%	99.3%	99.8%
Maintenance and services	60.1%	60.3%	65.7%
Total gross margin	82.9%	84.8%	88.2%

(1) Includes stock-based compensation expense:

Cost of revenues	$26,057	$17,189	$5,283

Fiscal 2016 compared to fiscal 2015.   Total cost of revenues increased $45.7 million primarily due to a $38.5 million increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues was primarily related to an increase of $21.5 million in salaries and benefits expense, which includes a $8.9 million increase in stock-based compensation expense due to increased headcount, an increase of $9.9 million related to third-party hosting fees to support our cloud services and an increase of $4.7 million related to third-party consulting services. The $7.2 million increase in cost of license revenues was primarily due to a $5.3 million increase in amortization expense related to acquired intangible assets. Total gross margin decreased slightly primarily due to amortization expense related to acquired intangible assets.

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
Operating Expenses

	Fiscal Year Ended January 31,
				2016 to 2015 % Change	2015 to 2014 % Change
	2016	2015	2014
	(in thousands)
Operating expenses (1)
Research and development	$215,309	$150,790	$75,895	42.8%	98.7%
Sales and marketing	505,348	344,471	215,335	46.7%	60.0%
General and administrative	121,579	103,046	53,875	18.0%	91.3%
Total operating expenses	$842,236	$598,307	$345,105	40.8%	73.4%
Percentage of revenues
Research and development	32.2%	33.4%	25.1%
Sales and marketing	75.6	76.4	71.2
General and administrative	18.2	22.9	17.8
Total	126.0%	132.7%	114.1%

(1) Includes stock-based compensation expense:

Research and development	$89,197	$60,777	$20,829
Sales and marketing	130,054	90,064	30,012
General and administrative	46,949	46,149	13,244
Total stock-based compensation expense	$266,200	$196,990	$64,085
Research and development expense
Fiscal 2016 compared to fiscal 2015.    Research and development expense increased $64.5 million primarily due to a $56.2 million increase in salaries and benefits, which includes a $28.4 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products and services. We also had an increase of $7.4 million related to overhead costs including rent and utilities costs, as well as IT costs related to our operations.
Fiscal 2015 compared to fiscal 2014.    Research and development expense increased $74.9 million due to a $62.9 million increase in salaries and benefits as we increased headcount as part of our focus on further developing and enhancing our products and services. The increase in salaries and benefits also includes a $39.9 million increase in stock-based compensation expense. We had an increase of $9.0 million related to overhead costs primarily due to IT related costs to support our growing headcount and a $2.3 million increase related to payroll taxes, also as a result of increased headcount.
Sales and marketing expense
Fiscal 2016 compared to fiscal 2015.    Sales and marketing expense increased $160.9 million primarily due to a $116.9 million increase in salaries and benefits, which includes a $40.0 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $18.6 million in expenses due to increased facilities and overhead, as well as an increase of $10.6 million in marketing program fees, marketing events and advertising. Additionally, we had an increase of $6.4 million in travel-related expenses due to increased travel from our growing field sales organization and an increase of $5.3 million due to our sales kickoff and other sales related events.
Fiscal 2015 compared to fiscal 2014.    Sales and marketing expense increased $129.1 million primarily due to a $98.6 million increase in salaries and benefits as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. The increase in salaries and benefits also includes a $60.1 million increase in stock-based compensation expense. We also incurred a $15.9 million increase related to overhead costs primarily due to IT related costs to support our growing headcount and a $7.4 million increase due to marketing events and increased advertising. Additionally, we had an increase of $5.2 million in travel-related expenses due to increased travel from our growing field sales organization.
General and administrative expense
Fiscal 2016 compared to fiscal 2015.    General and administrative expense increased $18.5 million primarily due to a $11.9 million net increase in salaries and benefits, which includes a $0.8 million net increase in stock-based compensation expense. The net increase in stock-based compensation expense reflects a gross increase of $13.9 million, offset by a decrease of $13.1 million as a result of the acceleration of stock-based compensation expense during the prior year’s second fiscal quarter related to the return of two restricted stock unit grants from our then-serving Chief Executive Officer. Additionally, we experienced a $2.9 million increase in legal expenses.
Fiscal 2015 compared to fiscal 2014.    General and administrative expense increased $49.2 million primarily due to an increase of $44.9 million related to salaries and benefits from increased headcount, which includes a $32.9 million increase in stock-based compensation expense, in part due to an acceleration of stock-based compensation expense of $13.1 million related to the return of two restricted stock unit grants from our then-serving Chief Executive Officer, covering a total of 242,500 unvested shares of our common stock. We also incurred an increase of $3.4 million related to accounting and legal activities to support the overall growth of the business.
Interest and Other Income (Expense), net

	Fiscal Year Ended January 31,
				2016 to 2015 % Change	2015 to 2014 % Change
	2016	2015	2014
	(in thousands)
Interest and other income (expense), net
Interest income, net	$1,798	$754	$225	138.5%	235.1%
Other income (expense), net	(519)	216	(920)	(340.3)%	(123.5)%
Total interest and other income (expense), net	$1,279	$970	$(695)	31.9%	(239.6)%
Fiscal 2016 compared to fiscal 2015.  Interest and other income (expense), net reflects a net increase in income primarily due to an increase in interest income from our investments.
Fiscal 2015 compared to fiscal 2014.   Interest and other income (expense), net reflects a net increase in income due to an increase in interest income from our investments and higher foreign currency exchange gains compared to the same period last year.
Provision for Income Taxes

	Fiscal Year Ended January 31,
				2016 to 2015 % Change	2015 to 2014 % Change
	2016	2015	2014
	(in thousands)
Provision for income taxes (benefit)	$(7,872)	$2,276	$6	*	*
______________________
*Not meaningful
Fiscal 2016 compared to fiscal 2015.  The decrease in income tax expense was primarily due to a partial release of the deferred tax asset valuation allowance from the acquisition of Caspida, partially offset by an increase in taxable income in our foreign operations. The net deferred tax liability from the acquisition of Caspida provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, we released a portion of the deferred tax asset valuation allowance.
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

	Three Months Ended
	Jan 31, 2016	Oct 31, 2015	July 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	July 31, 2014	Apr 30, 2014
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues
License	$141,403	$104,164	$87,960	$71,872	$98,082	$71,754	$62,081	$51,274
Maintenance and services	78,621	70,256	60,366	53,793	49,310	44,275	39,466	34,633
Total revenues	220,024	174,420	148,326	125,665	147,392	116,029	101,547	85,907
Cost of revenues
License	2,970	3,136	1,813	1,161	1,174	535	72	78
Maintenance and services	32,436	27,455	23,227	21,924	20,366	17,045	14,999	14,109
Total cost of revenues (1)	35,406	30,591	25,040	23,085	21,540	17,580	15,071	14,187
Gross profit	184,618	143,829	123,286	102,580	125,852	98,449	86,476	71,720
Operating expenses
Research and development (1)	66,117	56,186	48,308	44,698	47,335	39,534	34,179	29,742
Sales and marketing (1)	161,442	130,131	111,786	101,989	107,695	85,720	79,978	71,078
General and administrative (1)	36,090	29,857	28,760	26,872	27,921	21,446	32,676	21,003
Total operating expenses	263,649	216,174	188,854	173,559	182,951	146,700	146,833	121,823
Operating loss	(79,031)	(72,345)	(65,568)	(70,979)	(57,099)	(48,251)	(60,357)	(50,103)
Interest and other income (expense), net
Interest income, net	636	377	425	360	262	199	163	130
Other income (expense), net	(42)	(271)	(295)	89	542	(52)	(54)	(220)
Total interest and other income (expense), net	594	106	130	449	804	147	109	(90)
Loss before income taxes	(78,437)	(72,239)	(65,438)	(70,530)	(56,295)	(48,104)	(60,248)	(50,193)
Income tax provision (benefit)	886	735	(10,149)	656	733	447	534	562
Net loss	$(79,323)	$(72,974)	$(55,289)	$(71,186)	$(57,028)	$(48,551)	$(60,782)	$(50,755)

Net loss per share, basic and diluted:	$(0.61)	$(0.57)	$(0.44)	$(0.57)	$(0.47)	$(0.40)	$(0.51)	$(0.43)
 _________________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Jan 31, 2016	Oct 31, 2015	July 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	July 31, 2014	Apr 30, 2014
	(in thousands)
Cost of revenues	$7,479	$6,384	$5,662	$6,532	$5,536	$4,039	$3,808	$3,806
Research and development	27,287	22,534	19,301	20,075	19,260	15,352	13,578	12,587
Sales and marketing	38,987	33,247	28,210	29,610	28,606	21,075	21,263	19,120
General and administrative	14,622	11,999	10,436	9,892	9,792	7,770	20,861	7,726

	Three Months Ended
	Jan 31, 2016	Oct 31, 2015	July 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	July 31, 2014	Apr 30, 2014
	(as % of revenues)
Consolidated Statement of Operations Data:
Revenues
License	64.3%	59.7%	59.3%	57.2%	66.5%	61.8%	61.1%	59.7%
Maintenance and services	35.7	40.3	40.7	42.8	33.5	38.2	38.9	40.3
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	2.1	3.0	2.1	1.6	1.2	0.7	0.1	0.2
Maintenance and services (1)	41.3	39.1	38.5	40.8	41.3	38.5	38.0	40.7
Total cost of revenues	16.1	17.5	16.9	18.4	14.6	15.2	14.8	16.5
Gross profit	83.9	82.5	83.1	81.6	85.4	84.8	85.2	83.5
Operating expenses
Research and development	30.0	32.2	32.6	35.6	32.1	34.1	33.7	34.6
Sales and marketing	73.4	74.6	75.4	81.2	73.1	73.8	78.7	82.8
General and administrative	16.4	17.2	19.3	21.3	18.9	18.5	32.2	24.4
Total operating expenses	119.8	124.0	127.3	138.1	124.1	126.4	144.6	141.8
Operating loss	(35.9)	(41.5)	(44.2)	(56.5)	(38.7)	(41.6)	(59.4)	(58.3)
Interest and other income (expense), net
Interest income, net	0.3	0.2	0.3	0.3	0.2	0.2	0.2	0.2
Other income (expense), net	—	(0.1)	(0.2)	0.1	0.3	—	(0.1)	(0.3)
Total interest and other income (expense), net	0.3	0.1	0.1	0.4	0.5	0.2	0.1	(0.1)
Loss before income taxes	(35.6)	(41.4)	(44.1)	(56.1)	(38.2)	(41.4)	(59.3)	(58.4)
Income tax provision (benefit)	0.5	0.4	(6.8)	0.5	0.5	0.4	0.5	0.7
Net loss	(36.1)%	(41.8)%	(37.3)%	(56.6)%	(38.7)%	(41.8)%	(59.8)%	(59.1)%
_______________________
(1) This percentage is calculated as a percentage of the associated revenues.
Seasonality, Cyclicality and Quarterly Trends
Our quarterly results reflect seasonality in the sale of our offerings. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenue in the first fiscal quarter. We expect this seasonality to continue in fiscal 2017 and beyond. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short term. The timing of revenues in relation to our expenses, much of which does not vary directly with revenues, has an impact on the cost of revenues, research and development expense, sales and marketing expense and general and administrative expense as a percentage of revenues in each fiscal quarter during the year. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.
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
Liquidity and Capital Resources

	As of January 31,
	2016	2015	2014
	(in thousands)
Cash and cash equivalents	$424,541	$387,315	$897,453
Investments, current portion	584,498	462,849	—
Investments, non-current	1,500	165,082	—

	Fiscal Year Ended January 31,
	2016	2015	2014
	(in thousands)
Cash provided by operating activities	$155,622	$103,980	$73,848
Cash used in investing activities	(153,490)	(645,160)	(39,046)
Cash provided by financing activities	35,485	31,610	556,699
Since fiscal 2010 we have funded our operations primarily through cash generated from operations. In addition, we received funding in our initial public offering in April 2012 and our follow-on offering in January 2014. At January 31, 2016, our cash and cash equivalents of $424.5 million were held for working capital purposes, a majority of which were invested in money market funds. We intend to continue to focus our capital expenditures in fiscal 2017 to support our global facility expansions and make additional investments in our infrastructure to scale our operations. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.
Operating Activities
For fiscal 2016, cash inflows from our operating activities were $155.6 million, which reflects our net loss of $278.8 million, adjusted by non-cash charges of $301.1 million, consisting primarily of $292.3 million for stock-based compensation, $19.5 million for depreciation and amortization and $1.3 million for amortization of investment premiums, partially offset by $11.1 million for deferred income taxes and $0.9 million for excess tax benefits from employee stock plans. Sources of cash inflows were from changes in our working capital, including a $145.4 million increase in deferred revenue due to increased sales of our products and services and the related support agreements, a $30.0 million increase in accrued payroll and compensation mainly as a result of higher commission expense due to increased customer orders, a $5.5 million increase in accrued expenses and other liabilities primarily as a result of increase spend related to sales and marketing, a $4.7 million decrease in prepaid expense and other current and non-current assets and a $1.0 million increase in accounts payable. These cash inflows were offset by a $53.3 million increase in accounts receivable due to an increase in larger customer orders during fiscal 2016.
For fiscal 2015, cash inflows from our operating activities were $104.0 million, which reflects our net loss of $217.1 million, adjusted by non-cash charges of $226.3 million consisting primarily of $214.2 million for stock-based compensation and $12.5 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $111.8 million increase in deferred revenue due to increased sales of our product and services and the related support agreements and a $21.3 million increase in accrued payroll and compensation driven by higher commissions expense related to increased sales. We also had cash inflows due to a $16.3 million increase in accrued expenses and other liabilities due to the overall growth of our business and a $1.8 million increase in accounts payable. These cash inflows were offset by cash outflows including a $45.1 million increase in accounts receivable due to increased sales and a $11.3 million increase in prepaid expenses and other current assets primarily due to purchases of software subscriptions to support our growing headcount.
For fiscal 2014, cash inflows from our operating activities were $73.8 million, which reflects our net loss of $79.0 million, adjusted by non-cash charges of $77.8 million consisting primarily of $69.4 million for stock-based compensation and $6.7 million for depreciation and amortization. Additional sources of cash inflows were from changes in our working capital, including a $77.4 million increase in deferred revenue due to increased sales of our offerings and a $15.8 million increase in accrued payroll and compensation driven by higher commissions expense related to increased sales. We also had a $2.5 million increase in accrued expenses and other liabilities due to the overall growth of our business and a $0.2 million increase in accounts payable. These cash inflows were offset by cash outflows including a $19.4 million increase in accounts receivable due to increased sales and $1.4 million related to an increase in prepaid expenses and other current assets.
Investing Activities
Our investing activities consist primarily of capital expenditures to purchase property and equipment and strategic investments. In the future, we expect to continue to invest in capital expenditures to support our expanding operations.
During fiscal 2016, cash used in investing activities of $153.5 million was primarily attributable to $480.6 million of investments in U.S. treasury securities, $142.7 million of cash purchase price paid, net of cash acquired, for our acquisitions, $51.3 million of capital expenditures for the purchase of technology and hardware, as well as purchases related to our facilities and infrastructure and $1.5 million related to other investment activities. These cash outflows were partially offset by a $522.6 million cash inflow due to the maturities of our investments.
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
Financing Activities
For fiscal 2016, cash provided by financing activities of $35.5 million consisted primarily of $19.3 million of proceeds from our employee stock purchase plan, $15.3 million of proceeds from the exercise of stock options and $0.9 million from excess tax benefits from employee stock plans.
For fiscal 2015, cash provided by financing activities of $31.6 million consisted primarily of $16.8 million of proceeds from the exercise of stock options, $14.5 million of proceeds from our employee stock purchase plan and $0.8 million from excess tax benefits from employee stock plans, partially offset by a $0.5 million payment related to our build-to-suit lease obligation.
For fiscal 2014, cash provided by financing activities of $556.7 million consisted primarily of $539.3 million of proceeds from our follow-on offering, net of paid underwriter discount and issuance costs and $35.1 million of proceeds received from the issuance of stock related to our equity incentive plans. These increases were partially offset by $18.2 million of taxes paid related to the net settlement of RSUs.
Loan and Security Agreement
On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2015. As amended, the agreement provides for a revolving line of credit facility, which expires May 9, 2017. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.50% in January 2016) or the LIBOR rate plus 2.75%. As of January 31, 2016, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company.

In addition, the agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of January 31, 2016.

Contractual Payment Obligations

We lease our office spaces under non-cancelable leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $12.8 million, $10.5 million and $6.4 million during fiscal 2016, 2015 and 2014, respectively,

On August 24, 2015, we entered into an office lease for approximately 235,000 square feet located at 500 Santana Row, San Jose, California. This lease is expected to commence in the fourth quarter of fiscal 2017 for a term of 10 years and nine months, subject to the completion of certain pre-occupancy improvements by our landlord. Our total obligation for the base rent is approximately $120.5 million.

On April 29, 2014, we entered into an office lease (the “Lease”) for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the “Premises”). The Premises will be allocated to approximately 95,000 square feet of rentable space (the “Initial Premises”) and approximately 87,000 square feet of rentable space (the “Additional Premises”). We expect to occupy the Premises in the first quarter of fiscal 2017. The term of the Additional Premises begins one year after the Initial Premises and each have a term of 84 months. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for the Lease.

As a result of our involvement during the construction period, whereby we have certain indemnification obligations related to the construction, we are considered for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We have recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long-term liability in “Property and equipment, net” and “Other liabilities, non-current” respectively, on our consolidated balance sheets. We will increase the asset and corresponding long term liability as additional building costs are incurred by the landlord during the construction period. The landlord completed the construction of the Initial Premises in February 2016 and we have determined that the lease does not meet the criteria for “sale-leaseback” treatment. We are currently evaluating the impact of this lease on our consolidated financial statements.

The following summarizes our contractual commitments and obligations as of January 31, 2016:

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Office lease obligations	$265,505	$18,541	$66,724	$58,905	$121,335
 _________________________
*We entered into sublease agreements for portions of our office space and the future rental income of $2.0 million from these agreements has been included as an offset to our future minimum rental payments.

Off-Balance Sheet Arrangements
During fiscal 2016, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Indemnification Arrangements
During the ordinary course of business, we may indemnify, hold harmless and agree to reimburse for losses suffered or incurred, our customers, vendors and their affiliates for certain intellectual property infringement and other claims by third parties with respect to our offerings, in connection with our commercial end-user license arrangements or related to general business dealings with those parties.

As permitted under Delaware law, we have entered into indemnification agreements with our officers and directors, indemnifying them for certain events or occurrences while they serve as officers or directors of the company.

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at January 31, 2016. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and cash equivalents of $424.5 million as of January 31, 2016. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. During the fiscal years ended January 31, 2016 and 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of January 31, 2016, we had no balance outstanding under this agreement.

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
Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 1 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Splunk Inc.

The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption “Quarterly Results of Operations,” which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Splunk Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Splunk Inc. and its subsidiaries at January 31, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it has classified deferred taxes on its consolidated balance sheet in 2016.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 30, 2016

Splunk Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	January 31, 2016	January 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$424,541	$387,315
Investments, current portion	584,498	462,849
Accounts receivable, net	181,665	128,413
Prepaid expenses and other current assets	26,565	21,256
Total current assets	1,217,269	999,833
Investments, non-current	1,500	165,082
Property and equipment, net	134,995	50,374
Intangible assets, net	49,482	10,416
Goodwill	123,318	19,070
Other assets	10,275	3,016
Total assets	$1,536,839	$1,247,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,868	$3,726
Accrued payroll and compensation	95,898	65,220
Accrued expenses and other liabilities	49,879	27,819
Deferred revenue, current portion	347,121	249,883
Total current liabilities	497,766	346,648
Deferred revenue, non-current	102,382	54,202
Other liabilities, non-current	77,277	33,620
Total non-current liabilities	179,659	87,822
Total liabilities	677,425	434,470
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at January 31, 2016 and January 31, 2015	—	—
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 131,543,467 shares issued and outstanding at January 31, 2016, and 123,538,492 shares issued and outstanding at January 31, 2015	132	123
Accumulated other comprehensive loss	(3,770)	(837)
Additional paid-in capital	1,528,647	1,200,858
Accumulated deficit	(665,595)	(386,823)
Total stockholders’ equity	859,414	813,321
Total liabilities and stockholders’ equity	$1,536,839	$1,247,791

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2016	2015	2014
Revenues
License	$405,399	$283,191	$199,024
Maintenance and services	263,036	167,684	103,599
Total revenues	668,435	450,875	302,623
Cost of revenues (1)
License	9,080	1,859	330
Maintenance and services	105,042	66,519	35,495
Total cost of revenues	114,122	68,378	35,825
Gross profit	554,313	382,497	266,798
Operating expenses (1)
Research and development	215,309	150,790	75,895
Sales and marketing	505,348	344,471	215,335
General and administrative	121,579	103,046	53,875
Total operating expenses	842,236	598,307	345,105
Operating loss	(287,923)	(215,810)	(78,307)
Interest and other income (expense), net
Interest income, net	1,798	754	225
Other income (expense), net	(519)	216	(920)
Total interest and other income (expense), net	1,279	970	(695)
Loss before income taxes	(286,644)	(214,840)	(79,002)
Provision for income taxes (benefit)	(7,872)	2,276	6
Net loss	$(278,772)	$(217,116)	$(79,008)

Basic and diluted net loss per share	$(2.20)	$(1.81)	$(0.75)

Weighted-average shares used in computing basic and diluted net loss per share	126,746	119,775	105,067

(1)      Amounts include stock-based compensation expense, as follows:

Cost of revenues	$26,057	$17,189	$5,283
Research and development	89,197	60,777	20,829
Sales and marketing	130,054	90,064	30,012
General and administrative	46,949	46,149	13,244

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended January 31,
	2016	2015	2014
Net loss	$(278,772)	$(217,116)	$(79,008)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	(66)	2	—
Foreign currency translation adjustments	(2,867)	(897)	193
Total other comprehensive income (loss)	(2,933)	(895)	193
Comprehensive loss	$(281,705)	$(218,011)	$(78,815)

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 31, 2013	100,920,350	$101	$328,277	$(135)	$(90,699)	$237,544
Stock-based compensation	—	—	69,368	—	—	69,368
Issuance of common stock upon exercise of options	7,254,049	7	23,724	—	—	23,731
Vesting of early exercised options	—	—	112	—	—	112
Vesting of restricted stock units	475,111	—	—		—	—
Taxes withholding related to net share settlement of equity awards	—	—	(18,156)	—	—	(18,156)
Common stock issued upon ESPP purchase	550,006	1	11,433	—	—	11,434
Excess tax benefits from employee stock plans	—	—	351	—	—	351
Net change in cumulative translation adjustment	—	—	—	193	—	193
Issuance of common stock in connection with follow-on offering, net of offering costs	6,900,000	7	539,332	—	—	539,339
Net loss	—	—	—	—	(79,008)	(79,008)
Balances at January 31, 2014	116,099,516	116	954,441	58	(169,707)	784,908
Stock-based compensation	—	—	214,179	—	—	214,179
Issuance of common stock upon exercise of options	4,213,746	4	16,788	—	—	16,792
Vesting of early exercised options	—	—	112	—	—	112
Vesting of restricted stock units	2,862,027	3	(3)	—	—	—
Issuance of common stock upon ESPP purchase	363,203	—	14,494	—	—	14,494
Excess tax benefits from employee stock plans	—	—	847	—	—	847
Unrealized gain from investments	—	—	—	2	—	2
Net change in cumulative translation adjustments	—	—	—	(897)	—	(897)
Net loss	—	—	—	—	(217,116)	(217,116)
Balances at January 31, 2015	123,538,492	123	1,200,858	(837)	(386,823)	813,321
Stock-based compensation	—	—	292,257	—	—	292,257
Issuance of common stock upon exercise of options	2,755,556	3	15,266	—	—	15,269
Vesting of early exercised options	—	—	55	—	—	55
Vesting of restricted stock units	4,136,073	5	(5)	—	—	—
Issuance of common stock upon ESPP purchase	441,564	—	19,342	—	—	19,342
Issuance of restricted stock awards	671,782	1	—	—	—	1
Excess tax benefits from employee stock plans	—	—	874	—	—	874
Unrealized loss from investments	—	—	—	(66)	—	(66)
Net change in cumulative translation adjustments	—	—	—	(2,867)	—	(2,867)
Net loss	—	—	—	—	(278,772)	(278,772)
Balances at January 31, 2016	131,543,467	$132	$1,528,647	$(3,770)	$(665,595)	$859,414
The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended January 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(278,772)	$(217,116)	$(79,008)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,491	12,494	6,692
Amortization of investment premiums	1,332	775	—
Stock-based compensation expense	292,257	214,179	69,368
Deferred income taxes	(11,140)	(327)	(1,374)
Excess tax benefits from employee stock plans	(874)	(847)	(351)
Impairment of long-lived asset	—	—	2,128
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(53,252)	(45,065)	(19,400)
Prepaid expenses, other current and non-current assets	4,675	(11,284)	(6)
Accounts payable	965	1,766	171
Accrued compensation	30,026	21,344	15,753
Accrued expenses and other liabilities	5,496	16,297	2,454
Deferred revenue	145,418	111,764	77,421
Net cash provided by operating activities	155,622	103,980	73,848
Cash flows from investing activities
Purchases of investments	(480,610)	(820,710)	—
Maturities of investments	522,645	192,000	—
Acquisitions, net of cash acquired	(142,693)	(2,500)	(29,738)
Purchases of property and equipment	(51,332)	(13,950)	(9,308)
Other investment activities	(1,500)	—	—
Net cash used in investing activities	(153,490)	(645,160)	(39,046)
Cash flows from financing activities
Proceeds from exercise of stock options	15,269	16,792	23,731
Excess tax benefits from employee stock plans	874	847	351
Proceeds from employee stock purchase plan	19,342	14,494	11,434
Proceeds from follow-on offering, net of offering costs	—	—	539,339
Taxes paid related to net share settlement of equity awards	—	—	(18,156)
Payment related to build-to-suit lease obligation	—	(523)	—
Net cash provided by financing activities	35,485	31,610	556,699
Effect of exchange rate changes on cash and cash equivalents	(391)	(568)	13
Net increase (decrease) in cash and cash equivalents	37,226	(510,138)	591,514
Cash and cash equivalents
Beginning of period	387,315	897,453	305,939
End of period	$424,541	$387,315	$897,453
Supplemental disclosures
Cash paid for income taxes	$1,408	$1,080	$490
Non-cash investing and financing activities
Accrued purchases of property and equipment	(775)	1,057	1,265
Vesting of early exercised options	56	112	112
Deferred offering costs not yet paid	—	—	344
Capitalized construction costs related to build-to-suit lease	42,825	29,360	—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of the Business and Significant Accounting Policies

Business

Splunk Inc. (“we,” “us,” “our”) provides innovative software solutions that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our offerings enable users to collect, index, search, explore, monitor and analyze data regardless of format or source. Our offerings address large and diverse data sets, commonly referred to as big data, and are specifically tailored for machine data. Machine data is produced by nearly every software application and electronic device and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities and security threats. Our offerings help users derive new insights from machine data that can be used to, among other things, improve service levels, reduce operational costs, mitigate security risks, demonstrate and maintain compliance, and drive better business decisions. We were incorporated in California in October 2003 and reincorporated in Delaware in May 2006.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2016, for example, refer to the fiscal year ended January 31, 2016.

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

Foreign Currency

The functional currency of our foreign subsidiaries is their respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated other comprehensive loss within the consolidated statement of stockholders’ equity. Foreign currency transaction gains and losses are included in Other income (expense), net and were not material for the three years ended January 31, 2016. All assets and liabilities denominated in a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Foreign Currency Contracts

In the first quarter of fiscal 2016, we began to use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These contracts typically have maturities of one month. They are not designated as cash flow or fair value hedges under ASC Topic 815, Derivatives and Hedging. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the consolidated balance sheets with changes in the fair value recorded to Other income (expense), net in the consolidated statements of operations.

Business Combinations

We use our best estimates and assumptions to allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the final determination of the fair value of assets acquired or liabilities assumed during the measurement period, any subsequent adjustments are recorded to our consolidated statements of operations.

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

When contracts contain software-related multiple elements wherein vendor specific objective evidence (“VSOE”) exists for all undelivered elements and the services, if any, are not essential to the functionality of the delivered elements, we account for the delivered elements in accordance with the “Residual Method.” Perpetual license arrangements are typically accompanied by maintenance agreements. Maintenance revenues consist of fees for providing software updates on a when-and-if-available basis and technical support for software products for an initial term. Maintenance revenues are recognized ratably over the term of the agreement. We have established fair value for maintenance on perpetual licenses due to consistently priced standalone sales of maintenance. Revenues related to term license fees are recognized ratably over the contract term beginning

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on the date the customer has access to the software license key and continuing through the end of the contract term. In these cases, we do not have VSOE of fair value for maintenance, as fees for support and maintenance are bundled with the license over the entire term of the contract.

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

In our consolidated statements of operations, revenues are categorized as license or maintenance and services revenues. We allocate revenues from arrangements containing multiple elements to each of these categories based on the VSOE of fair value for elements in each revenue arrangement and the application of the residual method for arrangements in which we have established VSOE of fair value for all undelivered elements. In arrangements where we are not able to establish VSOE of fair value for all undelivered elements, we first allocate revenues to any undelivered elements for which VSOE of fair value has been established, then allocate revenues to any undelivered elements for which VSOE of fair value has not been established based upon management’s best estimate of fair value of those undelivered elements and apply a residual method to determine the license fee. Management’s best estimate of fair value of undelivered elements for which VSOE of fair value has not been established is based upon the VSOE of similar offerings and other objective criteria.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

We consider all highly liquid instruments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. We do not hold or issue financial instruments for trading purposes. As of January 31, 2016, 2015 and 2014, $374.6 million, $374.7 million and $864.0 million, respectively, of cash and cash equivalents were invested in money market funds.

Investments

We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. Securities are classified as available-for-sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income (loss). Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors, the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included as a component of Interest income, net.

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. We maintain the majority of our cash balance at two financial institutions that management believes are high-credit, quality financial institutions and invest our cash equivalents in highly rated money market funds.

At January 31, 2016, one channel partner represented 26% and one customer represented 16% of total accounts receivable. At January 31, 2015 no channel partners or customers represented greater than 10% of total accounts receivable.

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

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Fiscal Year Ended January 31,
(in thousands)	2016	2015	2014

Balance at beginning of period	$473	$758	$821
Add: bad debt expense	98	—	140
Less: write-offs, net of recoveries	(40)	(285)	(203)
Balance at end of period	$531	$473	$758

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Finite-lived intangible assets are amortized over their useful lives. Each period we evaluate the estimated remaining useful life of our finite-lived intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, then the carrying amount of such assets is reduced to fair value.

In-process research and development is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When in-process research and development projects are completed, the corresponding amount is reclassified as an amortizable intangible asset and is amortized over the asset’s estimated useful life.

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

Capitalized Software Development Costs

Capitalization of software development costs for software to be sold, leased, or otherwise marketed begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. We did not capitalize any internal software development costs for fiscal 2016 and 2015 because the cost incurred and the time between technological feasibility and product release was insignificant. We had no amortization expense from capitalized purchased technology during fiscal 2016, 2015 or 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs related to software acquired, developed or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. We define the design, configuration, and coding process as the application development stage. We did not capitalize any costs related to computer software developed for internal use in fiscal 2016 or 2015. During the third quarter of fiscal 2014, we recognized a $2.1 million impairment charge for the remaining balance of the previously capitalized Storm software development costs as a result of our decision to make Splunk Storm available to customers at no cost.

Commissions
Commissions are recorded as a component of sales and marketing expenses and consist of the variable compensation paid to our sales force. Sales commissions are earned and recorded at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales personnel are recoverable only in the case that we cannot collect the invoiced amounts associated with a sales order. Commission expense was $88.5 million, $61.0 million and $54.0 million for fiscal 2016, 2015 and 2014, respectively.
Leases
We primarily lease our facilities under operating leases. For leases that contain rent escalation or rent concession provisions, we record the total rent expense during the lease term on a straight-line basis over the term of the lease. We record the difference between the rent paid and the straight-line rent expense as a current and non-current deferred rent liability in Accrued expenses and other liabilities and Other liabilities, non-current, respectively, on the consolidated balance sheets. Rent expense was $12.8 million, $10.5 million and $6.4 million during fiscal 2016, 2015 and 2014, respectively.
Advertising Expense
We expense advertising costs as incurred. We incurred $13.3 million, $8.4 million and $6.3 million in advertising expenses for fiscal 2016, 2015 and 2014, respectively. Advertising costs are recorded in sales and marketing expenses in the consolidated statements of operations.
Stock-Based Compensation
We recognize compensation expense for all share-based payment awards, including stock options, restricted stock units (“RSUs”), performance units (“PSUs”) and restricted stock awards (“RSAs”), based on the estimated fair value of the award on the grant date in the consolidated statements of operations over the related vesting periods. The expense recorded is based on awards ultimately expected to vest and therefore is reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We calculate the fair value of options using the Black-Scholes method and expense using the straight-line attribution approach.

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

The number of PSUs earned and eligible to vest will be determined based on achievement of certain company financial performance measures and the recipient’s continued service with us. The number of shares of our stock to be received at vesting can range from 0% to 200% of the target amount. Compensation expense for PSUs is measured using the fair value at the date of grant and recorded over the vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The guidance on accounting for uncertainty in income taxes requires us to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments were reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases, which supersedes the lease recognition requirements in ASC Topic 840, Leases. The standard requires an entity to recognize right-of-use assets and lease liabilities arising from a lease for both financing and operating leases in the consolidated balance sheets but recognize the impact on the consolidated statement of operations and cash flows in a similar manner under current GAAP. The standard also requires additional qualitative and quantitative disclosures. The standard is effective for our first quarter of fiscal 2020, although early adoption is permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01 (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. The ASU also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. The standard is effective for our first quarter of fiscal 2019. We are currently evaluating adoption methods and whether this standard will have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in the consolidated balance sheets. To simplify the presentation of deferred income taxes, the amendments in this ASU require that current deferred tax liabilities and assets, including the corresponding valuation allowance, be classified as non-current in the consolidated balance sheets. The standard is effective for us for our first quarter of fiscal 2018, although early adoption is permitted. We early adopted this standard during our fourth quarter of fiscal year 2016 on a prospective basis. Prior periods were not retrospectively adjusted.

In September 2015, the FASB issued ASU No. 2015-16 (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period after an acquisition within the reporting period they are determined. This is a change from the previous requirement that the adjustments be recorded retrospectively. The ASU also requires disclosure of the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the adjustment to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The standard is effective for us for our first quarter of fiscal 2017, although early adoption is permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05 (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, then the customer should account for the arrangement as a service contract. The standard is effective for us for our first quarter of fiscal 2017, although early adoption is permitted, and will be applied on either a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prospective or retrospective basis. We are currently evaluating adoption methods and whether this standard will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which provides a one-year deferral in the effective date of ASU No. 2014-09. Early adoption will be permitted, but not earlier than the original effective date for annual and interim periods. In accordance with the deferral, the effective date applicable to us will be the first quarter of fiscal 2019. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of January 31, 2016 and 2015 (in thousands):

	January 31, 2016				January 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$374,571	$—	$—	$374,571	$374,682	$—	$—	$374,682
U.S. treasury securities	—	607,892	—	607,892	—	627,931	—	627,931
Other	—	—	1,500	1,500	—	—	—	—
Reported as:
Assets:
Cash and cash equivalents				$397,965				$374,682
Investments, current portion				584,498				462,849
Investments, non-current				1,500				165,082
Total				$983,963				$1,002,613

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

We invested in U.S. treasury securities during the fiscal year ended January 31, 2016 and 2015, which we have classified as available-for-sale securities. The following table presents our available-for-sale investments as of January 31, 2016 (in thousands):

	January 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$23,399	$—	$(5)	$23,394
Investments, current portion:
U.S. treasury securities	584,554	158	(214)	584,498
Total available-for-sale investments	$607,953	$158	$(219)	$607,892

The following table presents our available-for-sale investments as of January 31, 2015 (in thousands):

	January 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$462,831	$52	$(34)	$462,849
Investments, current portion:
U.S. treasury securities	165,098	45	(61)	165,082
Total available-for-sale investments	$627,929	$97	$(95)	$627,931

As of January 31, 2016, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$212,532	$(138)	$164,298	$(81)	$376,830	$(219)

As of January 31, 2015 the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$354,592	$(95)	$—	$—	$354,592	$(95)

As of January 31, 2016 and 2015, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments are as follows (in thousands):

January 31, 2016
Due within one year	$607,892
Total	$607,892

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended January 31, 2016 we invested in a two-year convertible promissory note of a privately-held company that we have classified as an available-for-sale investment and is included in investments, non-current, on our consolidated balance sheets. This investment is recorded at fair value using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of quoted prices in active markets and inherent lack of liquidity. Unrealized gains and losses on our available-for-sale investment are excluded from earnings and reported, net of tax, as a separate component on the consolidated statements of comprehensive income (loss). During the fiscal year ended January 31, 2016, we have not recognized any unrealized gains or losses or an other-than-temporary impairment charge on our investment. The carrying value of our convertible promissory note investment was $1.5 million as of January 31, 2016.

(3)  Commitments and Contingencies

Office Lease Commitments

We lease our office spaces under non-cancelable leases with rent expense recognized on a straight-line basis over the lease term. Rent expense was $12.8 million, $10.5 million and $6.4 million for the fiscal years ended January 31, 2016 and 2015 and 2014, respectively.

On August 24, 2015, we entered into an office lease for approximately 235,000 square feet located at 500 Santana Row, San Jose, California. This lease is expected to commence in the fourth quarter of fiscal 2017 for a term of 10 years and nine months, subject to the completion of certain pre-occupancy improvements by our landlord. Our total obligation for the base rent is approximately $120.5 million.

On April 29, 2014, we entered into an office lease (the “Lease”) for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the “Premises”). The Premises will be allocated to approximately 95,000 square feet of rentable space (the “Initial Premises”) and approximately 87,000 square feet of rentable space (the “Additional Premises”). We expect to occupy the Premises in the first quarter of fiscal 2017. The term of the Additional Premises begins one year after the Initial Premises and each have a term of 84 months. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for the Lease.

As a result of our involvement during the construction period, whereby we have certain indemnification obligations related to the construction, we are considered for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We have recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, net” and “Other liabilities, non-current” respectively, on our consolidated balance sheets. We will increase the asset and corresponding long term liability as additional building costs are incurred by the landlord during the construction period. The landlord completed the construction of the Initial Premises in February 2016 and we have determined that the lease does not meet the criteria for “sale-leaseback” treatment. We are currently evaluating the impact of this lease on our consolidated financial statements.

Future minimum rental payments required under our office lease agreements as of January 31, 2016 are as follows:

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
	(in thousands)
Office lease obligations	$265,505	$18,541	$66,724	$58,905	$121,335
 _________________________
*We entered into sublease agreements for portions of our office space and the future rental income of $2.0 million from these agreements has been included as an offset to our future minimum rental payments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Indemnification Arrangements

During the ordinary course of business, we may indemnify, hold harmless and agree to reimburse for losses suffered or incurred, our customers, vendors, and each of their affiliates for certain intellectual property infringement and other claims by third parties with respect to our offerings, in connection with our commercial license arrangements or related to general business dealings with those parties.

As permitted under Delaware law, we have entered into indemnification agreements with our officers, directors and certain employees, indemnifying them for certain events or occurrences while they serve as our officers or directors or those of our direct and indirect subsidiaries.

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at January 31, 2016.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of January 31,
	2016	2015
Computer equipment and software	$43,883	$28,342
Furniture and fixtures	13,398	7,707
Leasehold improvements (1)	41,028	10,146
Construction in progress (2)	72,186	29,360
	170,495	75,555
Less: accumulated depreciation and amortization	(35,500)	(25,181)
Property and equipment, net	$134,995	$50,374

(1) Includes costs related to assets not yet placed into service of $28.9 million and $0.6 million, as of January 31, 2016 and 2015, respectively.

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

Depreciation and amortization expense on Property and Equipment, net was $10.3 million, $8.0 million and $7.7 million for the fiscal years ended January 31, 2016, 2015 and 2014 respectively. Included in depreciation and amortization expense during the fiscal year ended January 31, 2014 was a $2.1 million impairment charge of a long-lived asset for previously capitalized Storm software development costs as a result of our decision to make Storm available to customers at no cost.

(5)  Acquisitions, Goodwill and Intangible Assets

Caspida

On July 9, 2015, we acquired 100% of the voting equity interest of Caspida, Inc. (“Caspida”), a privately-held Delaware corporation, which develops technology that provides behavioral analytics to help detect, respond to and mitigate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

advanced security and insider security threats. This acquisition has been accounted for as a business combination. The purchase price of $128.4 million, paid in cash, was preliminarily allocated as follows: $45.8 million to identifiable intangible assets, $11.4 million to net deferred tax liability and $1.2 million to net assets acquired, with the excess $92.8 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our offerings as well as our ability to sell into the security market. This goodwill is not deductible for income tax purposes. The results of operations of Caspida, which are not material, have been included in our consolidated financial statements from the date of purchase. We are still finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us. Additionally, we recognized $1.7 million of acquisition-related costs as general and administrative expense on our consolidated statements of operations.

Per the terms of the merger agreement with Caspida, certain unvested shares of stock and unvested stock options held by Caspida employees were canceled and exchanged for unvested restricted stock units and replacement stock options to purchase shares of our common stock under our 2012 Equity Incentive Plan. Additionally, certain shares of stock held by key employees of Caspida were canceled and exchanged for unregistered restricted shares of our common stock subject to vesting. The fair value of $61.6 million of these issued awards, which are subject to the recipient’s continued service with us and thus excluded from the purchase price, will be recognized ratably as stock-based compensation expense over the required service period.

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

	Fiscal Year Ended January 31,
	2016	2015
Revenues	$668,435	$450,875
Net loss	$(301,527)	$(229,755)
Basic and diluted net loss per share	$(2.38)	$(1.92)

Metafor Software

On June 23, 2015, we acquired 100% of the voting equity interest of Metafor Software Inc. (“Metafor”), a privately-held British Columbia corporation, which develops technology that provides anomaly detection and behavioral analytics for IT operations. This acquisition has been accounted for as a business combination. The purchase price of $16.4 million, paid in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash, was preliminarily allocated as follows: $2.7 million to identifiable intangible assets, $0.5 million to net assets acquired and $0.1 million to net deferred tax assets, with the excess $13.1 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including accelerating our anomaly detection capabilities for our core IT operations and security use cases. This goodwill is not deductible for income tax purposes. The results of operations of Metafor, which are not material, have been included in our consolidated financial statements from the date of purchase. Pro forma results of operations of Metafor have not been presented as we do not consider the results to have a material effect on any of the periods presented in our consolidated statements of operations. We are still finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Fair value	Useful Life (months)
Developed technology	$7,330	48
In-process research and development	500	Indefinite*
Customer relationships	160	36
Other acquired intangible assets	480	24-36
Total intangible assets subject to amortization	$8,470
 ______________________
*We recognized $0.5 million in expense related to the change in net realizable value of in-process research and development obtained upon the acquisition of Cloudmeter during the fiscal year ended January 31, 2015.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair value	Useful Life (months)
Developed technology	$2,940	36
Customer relationships	1,460	36
Other acquired intangible assets	330	24
Total intangible assets subject to amortization	$4,730

Goodwill

Goodwill balances are presented below (in thousands):

Carrying amount
Balance as of January 31, 2015	$19,070
Goodwill acquired	105,916
Foreign currency translation adjustments	(1,668)
Balance as of January 31, 2016	$123,318

Intangible Assets

Intangible assets subject to amortization realized from acquisitions as of January 31, 2016 are as follows (in thousands, except useful life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (months)
Developed technology	$59,370	$(12,088)	$47,282	59
Customer relationships	1,810	(1,288)	522	14
Other acquired intangible assets	1,180	(802)	378	26
Total intangible assets subject to amortization	$62,360	$(14,178)	$48,182

Additionally, we obtained $1.3 million of in-process research and development upon the acquisition of Caspida, which has an indefinite useful life. We will assess the carrying value and useful life of the asset once the associated research and development efforts are completed.

The expected future amortization expense for acquired intangible assets as of January 31, 2016 is as follows (in thousands):

Fiscal Period:
Fiscal 2017	$11,891
Fiscal 2018	10,240
Fiscal 2019	7,987
Fiscal 2020	7,605
Fiscal 2021	7,383
Thereafter	3,076
Total amortization expense	$48,182

(6)  Debt Financing Facilities

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2015. As amended, the agreement provides for a revolving line of credit facility, which expires May 9, 2017. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.50% in January 2016) or the LIBOR rate plus 2.75%. As of January 31, 2016, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company. We were in compliance with all covenants as of January 31, 2016.

(7)  Stockholders’ Equity

Common Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 1,000,000,000 shares of common stock, $0.001 par value per share. At January 31, 2016 and January 31, 2015, 131,543,467 shares and 123,538,492 shares of common stock were issued and outstanding, respectively.

Early Exercise of Employee Options

Stock options granted under our stock option plan provide certain employee option holders the right to exercise unvested options for shares of restricted common stock. Shares of restricted common stock, in the amounts of 0 and 18,750 at January 31, 2016 and January 31, 2015, respectively, were subject to a repurchase right held by us at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For early exercises of employee options, this repurchase right generally lapses as to 1/4th of the shares subject to the option on the first anniversary of the vesting start date and as to 1/48th of the shares monthly thereafter.

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

The following table summarizes the stock option, RSU and PSU award activity during the fiscal years ended January 31, 2015 and 2016:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Options Outstanding				RSUs and PSUs Outstanding
	Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
					(in thousands)
Balances as of January 31, 2014	5,918,773	11,094,438	$4.84	6.42	$800,933	9,993,688
Additional shares authorized	5,804,975
Options granted	(40,000)	40,000	88.64
Options exercised	—	(4,213,746)	3.99
Options forfeited and expired	383,837	(383,837)	7.17
RSUs granted	(6,470,969)					6,470,969
RSUs vested	—					(2,862,027)
RSUs forfeited and canceled	1,122,262					(1,122,262)
Balances as of January 31, 2015	6,718,878	6,536,855	$5.76	5.59	$301,532	12,480,368
Additional shares authorized	6,176,924
Options granted from acquisitions	(86,753)	86,753	1.30
Options exercised	—	(2,755,556)	5.54
Options forfeited and expired	152,053	(152,053)	32.80
RSUs and PSUs granted	(7,905,929)					7,905,929
RSUs vested	—					(4,136,073)
RSUs forfeited and canceled	1,497,971					(1,497,971)
Balances as of January 31, 2016	6,553,144	3,715,999	$4.72	4.24	$154,696	14,752,253
Vested and expected to vest		3,714,985	$4.72	4.24	$154,657	14,329,178
Exercisable as of January 31, 2016		3,493,106	$4.18	4.07	$147,212

(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of January 31, 2016.

During fiscal 2014, upon each settlement date of our outstanding RSUs to current employees, RSUs were withheld to cover the required withholding tax, which was based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity within our consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs were not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares were returned to the reserves and were available for future issuance under our 2012 Equity Incentive Plan. During fiscal 2015 and 2016, we required that employees sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes, rather than our previous approach of net share settlement.

During fiscal 2016, we granted 235,000 PSUs to certain executives under our 2012 Equity Incentive Plan. The number of PSUs earned and eligible to vest will be determined after a one-year performance period, based on achievement of certain company financial performance measures and the recipient’s continued service with us. The number of shares of our stock to be received at vesting can range from 0% to 200% of the target amount. Compensation expense for PSUs is measured using the fair value at the date of grant and recorded over the vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives.

During fiscal 2016, $0.9 million in tax benefits have been realized from exercised stock options. At January 31, 2016, there was a total unrecognized compensation cost of $5.1 million related to these stock options, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.0 years. At January 31, 2016, there was a total unrecognized compensation cost of $714.5 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.9 years. At January 31, 2016, total unrecognized compensation cost was $11.3 million related to PSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.1 years. Additionally, during the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fiscal year ended January 31, 2016, we issued 671,782 RSAs as a result of an acquisition and at January 31, 2016, total unrecognized compensation cost was $36.6 million related to RSAs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.9 years.

The aggregate intrinsic value of options exercised during the fiscal year ended January 31, 2016 was $162.3 million. The weighted-average grant date fair value of options granted was $67.81 per share for the fiscal year ended January 31, 2016. The weighted-average grant date fair value of RSUs granted was $60.67 per share for the fiscal year ended January 31, 2016. The aggregate intrinsic value of RSUs vested during the fiscal year ended January 31, 2016 was $253.7 million. The weighted-average grant date fair value of PSUs granted was $61.83 per share for the fiscal year ended January 31, 2016. The weighted-average grant date fair value of RSAs granted was $69.00 per share for the fiscal year ended January 31, 2016.

At January 31, 2015, there was a total unrecognized compensation cost of $9.0 million related to these stock options, adjusted for estimated forfeitures, which was expected to be recognized over the next 0.9 years. The total intrinsic value of options exercised during fiscal 2015 and 2014 was $270.1 million and $359.3 million, respectively. The weighted-average grant date fair value of options granted was $43.31 per share and $35.86 per share for fiscal 2015 and 2014, respectively.

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

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock-based awards, employee stock purchases and restricted stock units was allocated as follows (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Cost of revenues	$26,057	$17,189	$5,283
Research and development	89,197	60,777	20,829
Sales and marketing	130,054	90,064	30,012
General and administrative	46,949	46,149	13,244
Total stock-based compensation expense	$292,257	$214,179	$69,368

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

The following assumptions were used to estimate the fair value of options granted to employees:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 31,
	2016	2015	2014
Expected volatility	62.8%	49.4%	53.3%
Risk-free rate	1.58%	1.96%	1.75%
Dividend yield	—	—	—
Expected term (in years)	5.29	6.04	5.97

Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Forfeitures were estimated based on historical experience.

The following assumptions were used to estimate the fair value of nonemployee options:

Fiscal Year Ended January 31,
	2016*	2015	2014
Expected volatility	—	50.5 - 51.4%	49.8 - 58.0%
Risk-free rate	—	1.85 - 2.43%	1.37 - 2.52%
Dividend yield	—	—	—
Expected term (in years)	—	6.70 - 7.96	7.45 - 9.12
 _________________________
*No nonemployee options were granted or outstanding during the year ended January 31, 2016.

The following assumptions were used to estimate the fair value of the ESPP:

Fiscal Year Ended January 31,
	2016	2015	2014
Expected volatility	37.3 - 57.1%	38.4 - 59.0%	33.9 - 44.4%
Risk-free rate	0.11 - 0.69%	0.07 - 0.22%	0.08 - 0.13%
Dividend yield	—	—	—
Expected term (in years)	0.50 - 1.00	0.50 - 1.00	0.50 - 1.00

(9)  Geographic Information

Revenue

Revenues by geography are based on the shipping address of the customer. The following tables present our revenues by geographic region for the periods presented (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
United States	$501,802	$342,728	$234,458
International	166,633	108,147	68,165
Total revenues	$668,435	$450,875	$302,623

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. One channel partner represented 14% and a second channel partner represented 13% of total revenues during fiscal 2016. One channel partner represented 12% of total revenues during fiscal 2015. The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues during fiscal 2016 or 2015. No individual channel partners or customers represented greater than 10% of total revenues during fiscal 2014. At January 31, 2016, one channel partner represented 26% and one customer represented 16% of total accounts receivable. At January 31, 2015 no channel partner or customer represented greater than 10% of total accounts receivable.

Property and Equipment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our property and equipment by geographic region for the periods presented (in thousands):

	As of January 31,
	2016	2015
United States	$129,268	$47,236
International	5,727	3,138
Total property and equipment, net	$134,995	$50,374

Other than the United States, no other individual country exceeded 10% of total property and equipment as of January 31, 2016 or 2015.

(10)  Income Taxes

Loss before income tax expense consists of the following for the periods shown below (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
United States	$(294,624)	$(221,041)	$(80,900)
International	7,980	6,201	1,898
Total	$(286,644)	$(214,840)	$(79,002)

Income tax expense consists of the following for the periods shown below (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Current tax provision:
Federal	$—	$—	$—
State	223	138	178
Foreign	3,045	2,465	1,202
Total current tax provision	3,268	2,603	1,380
Deferred tax provision:
Federal	(10,437)	(170)	(1,043)
State	(487)	(14)	(131)
Foreign	(216)	(143)	(200)
Total deferred tax provision	(11,140)	(327)	(1,374)
Total tax provision (benefit)	$(7,872)	$2,276	$6

For the fiscal year ended January 31, 2016, our tax provision consisted principally of state taxes in the United States and foreign taxes from legal entities established in foreign jurisdictions and withholding taxes paid, offset by a partial release of valuation allowance on our United States deferred tax asset, as a result of the acquisition of Caspida during the 2016 fiscal year. For the fiscal year ended January 31, 2015, our tax provision consisted principally of state and foreign income tax expense. For the fiscal year ended January 31, 2014, our tax provision consisted principally of state and foreign income tax expense, offset by a partial release of valuation allowance on our United States deferred tax asset, as a result of the acquisitions made during the 2014 fiscal year.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 31,
	2016	2015	2014
Expected provision at United States federal statutory rate	$(97,459)	$(73,635)	$(26,861)
State income taxes - net of federal benefit	(8,730)	(3,914)	(2,124)
Stock options	10,734	9,570	3,300
Research and development tax credits	(11,965)	(6,647)	(6,309)
Tax reserve for uncertain tax positions	26	(10)	8
Change in valuation allowance	108,300	75,910	32,069
Non-deductible expenses	2,632	1,006	866
Release of valuation allowance due to acquisitions	(10,924)	—	(1,173)
Other	(486)	(4)	230
Total tax provision (benefit)	$(7,872)	$2,276	$6

Deferred tax assets and liabilities consist of the following (in thousands):

	Fiscal Year Ended January 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$151,917	$68,527
Accrued liabilities	7,995	7,362
Tax credit carryforwards	35,826	22,396
Stock-based compensation	34,912	24,772
Deferred revenue	22,200	14,996
Valuation allowance	(236,174)	(135,655)
Total deferred tax assets	16,676	2,398
Deferred tax liabilities:
Depreciation and amortization	(16,184)	(1,776)
Total deferred tax liabilities	(16,184)	(1,776)
Net deferred taxes	492	622
Recorded as:
Current deferred tax assets	—	15,017
Current valuation allowance	—	(14,682)
Non-current deferred tax assets	236,666	121,260
Non-current valuation allowance	(236,174)	(120,973)
Net deferred tax assets	$492	$622

Net operating loss and tax credit carry forwards as of January 31, 2016 are as follows (in thousands):

	Amount	Expiration years
Net operating loss, federal	$1,167,842	2025 - 2036
Net operating loss, state	797,389	2016 - 2036
Tax credit, federal	29,843	2026 - 2036
Tax credit, state	28,105	N/A

ASC Topic 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that we assess that realization is more likely than not. Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Due to our history of U.S. operating losses, we believe the recognition of the deferred tax assets arising from the above mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net U.S. deferred tax assets. The valuation allowance totaled $236.2 million, $135.7 million and $57.5 million for fiscal 2016, 2015, and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross increase in the valuation allowance was $100.5 million between fiscal 2016 and 2015. At January 31, 2016, we had federal and state net operating loss carryforwards of $1,167.8 million and $797.4 million, respectively. The net operating losses for federal and state purposes begin to expire starting in 2025 and 2016, respectively. Additionally, we had federal and state research and development tax credit carryforwards of $55.8 million and $34.9 million as of January 31, 2016 and 2015, respectively. Our federal tax credits will start to expire in 2026 if not utilized. At January 31, 2016, we also had $2.1 million of California Enterprise Zone credits. The California Enterprise Zone credits will expire in 2024 if not utilized.

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

The excess tax benefits associated with stock option exercises are recorded to stockholders’ equity only when they reduce income taxes payable.  As a result, the excess tax benefits are included in the net operating carryforwards, however, are not reflected in deferred tax assets for fiscal 2016 and 2015. The excess tax benefits for fiscal year 2016 and 2015 are $279.8 million and $216.0 million, respectively. Our policy with regard to providing for income tax expense when excess tax benefits are utilized is to follow the “with-and-without” approach as described in ASC 740-20 and ASC 718.

As of January 31, 2016, our liability for uncertain tax positions was $12.5 million, of which $0.3 million would, if recognized, impact our effective tax rate. The remainder will not, if recognized, affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets.

	Fiscal Year Ended January 31,
(in thousands)	2016	2015	2014
Balance at beginning of year	$8,462	$4,862	$2,105
Increase related to prior year tax positions	—	889	—
Decrease related to prior year tax positions	—	(24)	—
Increase related to current year tax positions	4,031	2,735	2,757
Balance at end of year	$12,493	$8,462	$4,862

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

We are subject to income taxes in United States federal and various state and local jurisdictions. Generally, we are no longer subject to United States federal, state and local tax examinations for tax years ended before January 31, 2012. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 31, 2016 and 2015, there was accrued interest and penalties of $106,000 and $94,000, respectively.

We intend either to invest our non-U.S. earnings indefinitely in foreign operations or to remit these earnings to our United States entities in a tax-free manner. For this reason, we do not record federal income taxes on the undistributed earnings of $12.6 million of our foreign subsidiaries. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known unless a decision is made to repatriate the earnings.

(11)  Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including preferred stock, stock options, RSUs, PSUs and RSAs, to the extent dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2016	2015	2014
Numerator:
Net loss	$(278,772)	$(217,116)	$(79,008)
Denominator:
Weighted-average common shares outstanding	127,415	119,813	105,143
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(669)	(38)	(76)
Weighted-average shares used to compute net loss per share, basic and diluted	126,746	119,775	105,067
Net loss per share, basic and diluted	$(2.20)	$(1.81)	$(0.75)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of January 31,
	2016	2015	2014
Shares subject to outstanding common stock options	3,715,999	6,536,855	11,094,438
Shares subject to outstanding RSUs, PSUs and RSAs	15,374,151	12,480,368	9,993,688
Employee stock purchase plan	548,221	281,716	56,369
Total	19,638,371	19,298,939	21,144,495

(12)  Related Party Transactions

Certain members of our board of directors (“Board”) serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours. All contracts with related parties are executed in the ordinary course of business. We recognized revenue from sales to these companies of $5.1 million, $3.1 million, and $3.1 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. There were $0.5 million and $1.8 million in accounts receivable due from these companies as of January 31, 2016 and 2015, respectively. We also recorded $2.3 million, $2.0 million, and $1.4 million in expenses related to purchases from these companies during the fiscal years ended January 31, 2016, 2015 and 2014, respectively. There were no accounts payable to these companies as of January 31, 2016 or January 31, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2016.

The effectiveness of our internal control over financial reporting as of January 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K (the “Proxy Statement”).

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and “Corporate Governance at Splunk - Non-Employee Director Compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the section entitled “Stock Ownership Information - Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation -Compensation Tables - Equity Compensation Plan Information” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the section entitled “Corporate Governance at Splunk - Related Party Transactions” and “Corporate Governance at Splunk - Director Independence” in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the sections entitled “Audit Committee Matters - Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

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

EXHIBIT

INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 13, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on September 15, 2014).

4.1	Specimen common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-1 filed on April 6, 2012).

10.1#
Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Registration Statement on Form S-1 filed on January 12, 2012).

10.2#
2003 Equity Incentive Plan, as amended, and Forms of Stock Option Agreement under 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Registration Statement on Form S-1 filed on January 12, 2012).

10.3#	2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-1 filed on April 6, 2012).

10.4#	2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Registration Statement on Form S-1 filed on April 6, 2012).

10.5
Office Lease, dated as of March 6, 2008, as amended, between Brannan Propco, LLC and the Registrant (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Registration Statement on Form S-1 filed on January 12, 2012).

10.6
First Amendment to Office Lease, dated as of June 10, 2011, between Kilroy Realty, L.P. and the Registrant (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Registration Statement on Form S-1 filed on January 12, 2012).

10.7
Second Amendment to Office Lease, dated as of November 20, 2012, between Kilroy Realty, L.P. and Splunk Inc. (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.8
Office Lease, dated as of April 29, 2014, between 270 Brannan Street, LLC and the Registrant (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 9, 2014).

10.9#
Employment Offer Letter between the Registrant and Godfrey R. Sullivan, dated as of January 11, 2012 (incorporated by reference to Exhibit 10.9 filed with the Registrant’s Registration Statement on Form S-1 filed on January 12, 2012).

10.10#
Employment Offer Letter between the Registrant and David F. Conte, dated as of January 11, 2012 (incorporated by reference to Exhibit 10.10 filed with the Registrant’s Registration Statement on Form S-1 filed on February 17, 2012).

10.11#
Employment Offer Letter between the Registrant and Steven R. Sommer, dated as of January 19, 2012(incorporated by reference to Exhibit 10.10 filed with the Registrant’s Annual Report on Form 10-K filed on March 31, 2014).

10.12#
Employment Offer Letter between the Registrant and Leonard R. Stein, dated as of January 11, 2012 (incorporated by reference to Exhibit 10.12 filed with the Registrant’s Registration Statement on Form S-1 filed on February 17, 2012).

10.13#
Employment Offer Letter between the Registrant and Thomas E. Schodorf, dated as of January 9, 2012 (incorporated by reference to Exhibit 10.13 filed with the Registrant’s Registration Statement on Form S-1 filed on January 12, 2012).

10.14#
Employment Offer Letter between the Registrant and Guido Schroeder, dated as of March 23, 2012 (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 13, 2012).

10.15#
Employment Offer Letter between the Registrant and Doug Merritt, dated as of April 7, 2014 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 9, 2014).

10.16#	Executive Bonus Plan (incorporated by reference to Exhibit 10.15 filed with the Registrant’s Registration Statement on Form S-1 filed on April 6, 2012).

10.17#	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.18#	Form of Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.19#	Form of Subscription Agreement under the 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.20#
Form of Performance Unit Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 9, 2015.)

10.21#	Employment Offer Letter between the Registrant and Doug Merritt, dated as of November 16, 2015

10.22#	Transition Letter Agreement between the Registrant and Godfrey Sullivan, dated as of November 16, 2015

10.23
Office Lease, dated as of August 24, 2015, between FRIT San Jose Town and Country Village, LLC and the Registrant (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2015).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2016.

SPLUNK INC.

By:	/s/ Douglas S. Merritt
Douglas S. Merritt President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas S. Merritt and David F. Conte, and each of them, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas S. Merritt	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2016
Douglas S. Merritt

/s/ David F. Conte	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2016
David F. Conte

/s/ Godfrey R. Sullivan	Chairman and Director	March 30, 2016
Godfrey R. Sullivan

/s/ Mark T. Carges	Director	March 30, 2016
Mark T. Carges

/s/ Amy L. Chang	Director	March 30, 2016
Amy L. Chang

/s/ John G. Connors	Director	March 30, 2016
John G. Connors

/s/ David M. Hornik	Director	March 30, 2016
David M. Hornik

/s/ Patricia B. Morrison	Director	March 30, 2016
Patricia B. Morrison

/s/ Thomas M. Neustaetter	Director	March 30, 2016
Thomas M. Neustaetter

/s/ Stephen G. Newberry	Director	March 30, 2016
Stephen G. Newberry

/s/ Graham V. Smith	Director	March 30, 2016
Graham V. Smith