Form 10-Q
period 2016-04-30
SPLUNK INC
filed 2016-06-09
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

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

There were 132,879,875 shares of the registrant’s Common Stock issued and outstanding as of June 2, 2016.

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	April 30, 2016	January 31, 2016
Assets
Current assets
Cash and cash equivalents	$428,245	$424,541
Investments, current portion	594,246	584,498
Accounts receivable, net	98,607	181,665
Prepaid expenses and other current assets	30,599	26,565
Total current assets	1,151,697	1,217,269
Investments, non-current	1,500	1,500
Property and equipment, net	144,655	134,995
Intangible assets, net	46,504	49,482
Goodwill	124,642	123,318
Other assets	14,866	10,275
Total assets	$1,483,864	$1,536,839
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,885	$4,868
Accrued payroll and compensation	62,171	95,898
Accrued expenses and other liabilities	43,192	49,879
Deferred revenue, current portion	354,888	347,121
Total current liabilities	465,136	497,766
Deferred revenue, non-current	95,889	102,382
Other liabilities, non-current	89,789	77,277
Total non-current liabilities	185,678	179,659
Total liabilities	650,814	677,425
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 132,676,092 shares issued and outstanding at April 30, 2016, and 131,543,467 shares issued and outstanding at January 31, 2016	133	132
Accumulated other comprehensive loss	(1,233)	(3,770)
Additional paid-in capital	1,600,641	1,528,647
Accumulated deficit	(766,491)	(665,595)
Total stockholders’ equity	833,050	859,414
Total liabilities and stockholders’ equity	$1,483,864	$1,536,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,
	2016	2015
Revenues
License	$100,992	$71,872
Maintenance and services	84,960	53,793
Total revenues	185,952	125,665
Cost of revenues (1)
License	2,962	1,161
Maintenance and services	36,538	21,924
Total cost of revenues	39,500	23,085
Gross profit	146,452	102,580
Operating expenses (1)
Research and development	67,371	44,698
Sales and marketing	145,151	101,989
General and administrative	32,073	26,872
Total operating expenses	244,595	173,559
Operating loss	(98,143)	(70,979)
Interest and other income (expense), net
Interest income (expense), net	(403)	360
Other income (expense), net	(1,125)	89
Total interest and other income (expense), net	(1,528)	449
Loss before income taxes	(99,671)	(70,530)
Income tax provision	1,225	656
Net loss	$(100,896)	$(71,186)

Basic and diluted net loss per share	$(0.77)	$(0.57)

Weighted-average shares used in computing basic and diluted net loss per share	131,494	124,548

(1)      Amounts include stock-based compensation expense, as follows:

Cost of revenues	$7,555	$6,532
Research and development	29,206	20,075
Sales and marketing	40,233	29,610
General and administrative	14,376	9,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2016	2015
Net loss	$(100,896)	$(71,186)
Other comprehensive loss
Net unrealized gain (loss) on investments	339	(25)
Foreign currency translation adjustments	2,198	15
Total other comprehensive gain (loss)	2,537	(10)
Comprehensive loss	$(98,359)	$(71,196)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2016	2015
Cash flows from operating activities
Net loss	$(100,896)	$(71,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,461	3,466
Amortization of investment premiums	258	361
Stock-based compensation	91,370	66,109
Deferred income taxes	(506)	(319)
Excess tax benefits from employee stock plans	(692)	(466)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	83,058	47,072
Prepaid expenses, other current and non-current assets	(8,119)	(327)
Accounts payable	99	402
Accrued payroll and compensation	(33,727)	(18,355)
Accrued expenses and other liabilities	(2,891)	640
Deferred revenue	1,274	1,218
Net cash provided by operating activities	35,689	28,615
Cash flows from investing activities
Purchases of investments	(142,787)	(160,514)
Maturities of investments	133,120	160,000
Purchases of property and equipment	(3,709)	(6,415)
Other investment activities	—	(1,500)
Net cash used in investing activities	(13,376)	(8,429)
Cash flows from financing activities
Proceeds from the exercise of stock options	1,664	5,366
Taxes paid related to net share settlement of equity awards	(21,731)	—
Excess tax benefits from employee stock plans	692	466
Net cash provided by (used in) financing activities	(19,375)	5,832
Effect of exchange rate changes on cash and cash equivalents	766	174
Net increase in cash and cash equivalents	3,704	26,192
Beginning of period	424,541	387,315
End of period	$428,245	$413,507
Supplemental disclosures
Cash paid for income taxes	$990	$489
Non-cash investing and financing activities
Change in accrued purchases of property and equipment	821	647
Vesting of early exercised options	—	28
Change in capitalized construction costs related to build-to-suit lease	10,065	8,508

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

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2017 or fiscal year 2017, for example, refer to the fiscal year ending January 31, 2017.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of January 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed with the SEC on March 30, 2016. There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended January 31, 2016 included in the Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2017.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 (Topic 718), Compensation - Stock Compensation, which has been issued as part of its Simplification Initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for our first quarter of fiscal 2018, although early adoption is permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases, which supersedes the lease recognition requirements in ASC Topic 840, Leases. The standard requires an entity to recognize right-of-use assets and lease liabilities arising from a lease, for both financing and operating leases, in the condensed consolidated balance sheets but recognize the impact of such leases on the condensed consolidated statement of operations and cash flows in a similar manner under current GAAP. The standard also requires additional qualitative and quantitative disclosures. The standard is effective for our first quarter of fiscal 2020, although early adoption is permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which provides a one-year deferral in the effective date of ASU No. 2014-09. Early adoption will be permitted, but not earlier than the original effective date for annual and interim periods. In accordance with the deferral, the effective date applicable to us will be the first quarter of fiscal 2019. We are currently evaluating adoption methods and the effect that the updated standard will have on our condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08 (Topic 606), Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU No. 2016-10 (Topic 606), Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. These amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and identifying performance obligations and licensing by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. Both ASU 2016-08 and ASU 2016-10 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. We are currently evaluating adoption methods and the effect that the updated standard will have on our condensed consolidated financial statements and related disclosures.

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

Foreign Currency

The functional currencies of our foreign subsidiaries are their respective local currencies. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated other comprehensive loss within the condensed consolidated statement of stockholders’ equity. Foreign currency transaction gains and losses are included in Other income (expense), net and were not material for the three months ended April 30, 2016. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

Investments

We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. Securities are classified as available-for-sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of comprehensive income (loss). Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors, the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included as a component of Interest income, net.

Business Combinations

We use our best estimates and assumptions to allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the final determination of the fair value of assets acquired or liabilities assumed during the measurement period, any subsequent adjustments are recorded to our condensed consolidated statements of operations.

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of April 30, 2016 and January 31, 2016 (in thousands):

	April 30, 2016				January 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$383,875	$—	$—	$383,875	$374,571	$—	$—	$374,571
U.S. treasury securities	—	594,246	—	594,246	—	607,892	—	607,892
Other	—	—	1,500	1,500	—	—	1,500	1,500
Reported as:
Assets:
Cash and cash equivalents				$383,875				$397,965
Investments, current portion				594,246				584,498
Investments, non-current				1,500				1,500
Total				$979,621				$983,963

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table represents our investments in U.S. treasury securities, which we have classified as available-for-sale investments as of April 30, 2016 (in thousands):

	April 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current portion:
U.S. treasury securities	$593,964	$322	$(40)	$594,246
Total available-for-sale investments in U.S. treasury securities	$593,964	$322	$(40)	$594,246

As of April 30, 2016, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$69,694	$(27)	$97,473	$(13)	$167,167	$(40)

As of April 30, 2016, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments in U.S. treasury securities are as follows (in thousands):

April 30, 2016
Due within one year	$594,246
Total	$594,246

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

During fiscal year 2016, we invested in a two-year convertible promissory note of a privately-held company that we have classified as an available-for-sale investment and is included in investments, non-current, on our condensed consolidated balance sheets. This investment is recorded at fair value using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of quoted prices in active markets and inherent lack of liquidity. Unrealized gains and losses on our available-for-sale investment are excluded from earnings and reported, net of tax, as a separate component on the condensed consolidated statements of comprehensive income (loss). During the three months ended April 30, 2016, we have not recognized any unrealized gains or losses or an other-than-temporary impairment charge on our investment. The carrying value of our convertible promissory note investment was $1.5 million as of April 30, 2016.

(3)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable leases and rent expense associated with our operating leases is recognized on a straight-line basis over the lease term. Rent expense was $4.7 million and $2.9 million for the three months ended April 30, 2016 and 2015, respectively.

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

The following summarizes our operating lease commitments as of April 30, 2016 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments*	$172,580	$13,513	$45,331	$32,148	$81,588
 _________________________
*We entered into sublease agreements for portions of our office space and the future rental income of $1.8 million from these agreements has been included as an offset to our future minimum rental payments.

Financing Lease Obligation

On April 29, 2014, we entered into an office lease (the “Lease”) for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the “Premises”) for a term of 84 months. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for the Lease.

As a result of our involvement during the construction period, whereby we had certain indemnification obligations related to the construction, we were considered for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We have recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, net” and “Other liabilities, non-current,” respectively, on our condensed consolidated balance sheets. During the construction period, we increased the asset and corresponding long term liability as additional building costs were incurred by the landlord. The landlord completed the construction of the Premises in February 2016 and we have determined that the lease does not meet the criteria for “sale-leaseback” treatment, due to our continuing involvement in the project resulting from our standby letter of credit. Accordingly, the Lease continued to be accounted for as a financing obligation at lease commencement during our first fiscal quarter of 2017.

As of April 30, 2016, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal 2017	$4,703
Fiscal 2018	11,683
Fiscal 2019	12,510
Fiscal 2020	12,886
Fiscal 2021	13,272
Fiscal 2022	13,670
Thereafter	21,977
Total future minimum lease payments	$90,701

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at April 30, 2016. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of
	April 30, 2016	January 31, 2016
Computer equipment and software	$45,682	$43,883
Furniture and fixtures	14,094	13,398
Leasehold and building improvements (1)	41,422	41,028
Building (2)	82,250	72,186
	183,448	170,495
Less: accumulated depreciation and amortization	(38,793)	(35,500)
Property and equipment, net	$144,655	$134,995
 _________________________
(1) Includes costs related to assets not yet placed into service of $28.0 million and $28.9 million, as of April 30, 2016 and January 31, 2016, respectively.

(2) This relates to the capitalization of construction costs in connection with our build-to-suit lease obligation, where we are considered the owner of the asset, for accounting purposes only. There is a corresponding long-term liability for this asset on our condensed consolidated balance sheets under “Other liabilities, non-current.” Refer to Note 3 “Commitments and Contingencies” for details.

Depreciation and amortization expense on Property and Equipment, net was $3.3 million and $2.3 million for the three months ended April 30, 2016 and 2015, respectively.

(5)  Acquisitions, Goodwill and Intangible Assets

Metafor Software

On June 23, 2015, we acquired 100% of the voting equity interest of Metafor Software Inc. (“Metafor Software”), a privately-held British Columbia corporation, which develops technology that provides anomaly detection and behavioral analytics for IT operations. This acquisition has been accounted for as a business combination. The purchase price of $16.4 million, paid in cash, was preliminarily allocated as follows: $2.7 million to identifiable intangible assets, $0.5 million to net assets acquired and $0.1 million to net deferred tax assets, with the excess $13.1 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including accelerating our anomaly detection capabilities for our core IT operations and security use cases. This goodwill is not deductible for income tax purposes. The results of operations of Metafor Software, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Pro forma results of operations of Metafor Software have not been presented as we do not consider the results to have a material effect on any of the periods presented in our condensed consolidated statements of operations. We are still finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma information presents the combined results of operations as if the acquisition of Caspida had been completed on February 1, 2014. The unaudited pro forma results include: (i) amortization associated with preliminary estimates for the acquired intangible assets; (ii) recognition of post-acquisition stock-based compensation; and (iii) the associated tax impact on these unaudited pro forma adjustments.

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

Three Months Ended April 30,
2015
Revenues	$125,665
Net loss	$(77,646)
Basic and diluted net loss per share	$(0.62)

Goodwill

Goodwill balances are presented below (in thousands):

Carrying amount
Balance as of January 31, 2016	$123,318
Foreign currency translation adjustments	1,324
Balance as of April 30, 2016	$124,642

Intangible Assets

Intangible assets subject to amortization obtained from acquisitions as of April 30, 2016 are as follows (in thousands, except useful life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (months)
Developed technology	$59,370	$(14,873)	$44,497	56
Customer relationships	1,810	(1,439)	371	13
Other acquired intangible assets	1,180	(844)	336	22
Total intangible assets subject to amortization	$62,360	$(17,156)	$45,204

Additionally, we obtained $1.3 million of in-process research and development upon the acquisition of Caspida, which has an indefinite useful life. We will assess the carrying value and useful life of the asset once the associated research and development efforts are completed.

Amortization expense from acquired intangible assets was $3.1 million and $1.1 million for the three months ended April 30, 2016 and 2015, respectively.

The expected future amortization expense for acquired intangible assets as of April 30, 2016 is as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal 2017	$8,819
Fiscal 2018	10,283
Fiscal 2019	8,024
Fiscal 2020	7,619
Fiscal 2021	7,383
Thereafter	3,076
Total amortization expense	$45,204

(6)  Debt Financing Facilities

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2015. As amended, the agreement provides for a revolving line of credit facility, which expires May 9, 2017. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.50% in April 2016) or the LIBOR rate plus 2.75%. As of April 30, 2016, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of April 30, 2016.

(7)  Stock Compensation Plans

The following table summarizes the stock option, restricted stock unit (“RSU”) and performance unit (“PSU”) award activity during the three months ended April 30, 2016:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
				(in years)	(in thousands)
Balances as of January 31, 2016	6,553,144	3,715,999	$4.72	4.24	$154,696	14,752,253
Additional shares authorized	6,577,173
Options exercised		(360,275)	4.62
Options forfeited and expired	10,392	(10,392)	1.36
RSUs and PSUs granted	(1,607,790)					1,607,790
RSUs vested						(1,239,699)
Shares withheld related to net share settlement of RSUs	467,349
RSUs forfeited and canceled	390,407					(390,407)
Balances as of April 30, 2016	12,390,675	3,345,332	$4.74	3.84	$158,222	14,729,937
Vested and expected to vest		3,345,141	$4.74	3.84	$158,214	14,278,462
Exercisable as of April 30, 2016		3,264,406	$4.57	3.74	$154,852
 _________________________
(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of April 30, 2016.

Beginning in fiscal 2016, we granted PSUs to certain executives under our 2012 Equity Incentive Plan. The number of PSUs earned and eligible to vest will be determined after a one-year performance period, based on achievement of certain company financial performance measures and the recipient's continued service with us. The number of shares of our stock to be received at vesting can range from 0% to 200% of the target amount. Compensation expense for PSUs is measured using the fair value at the date of grant and recorded over the vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives.

During the three months ended April 30, 2016, $0.7 million of tax benefits have been realized from exercised stock options. At April 30, 2016, total unrecognized compensation cost related to these stock options was $3.9 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.8 years. At April 30, 2016, total unrecognized compensation cost was $661.9 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.8 years. At April 30, 2016, total unrecognized compensation cost was $27.3 million related to PSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.5 years. Additionally, during fiscal 2016, we issued 671,782 restricted shares of our common stock (“RSAs”) and at April 30, 2016, total unrecognized compensation cost was $34.6 million related to RSAs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.7 years. At April 30, 2016, 74,828 RSAs were vested and 596,954 RSAs were outstanding.

The total intrinsic value of options exercised during the three months ended April 30, 2016 was $15.5 million. The weighted-average grant date fair value of RSUs granted was $45.87 per share for the three months ended April 30, 2016. The weighted-average grant date fair value of PSUs granted was $46.66 per share for the three months ended April 30, 2016. The weighted-average grant date fair value of RSAs granted was $69.00 per share during fiscal 2016. No RSAs were granted during the three months ended April 30, 2016.

(8)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended April 30,
	2016	2015
United States	$137,805	$95,187
International	48,147	30,478
Total revenues	$185,952	$125,665

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. One channel partner represented approximately 23% of total revenues during the three months ended April 30, 2016. A second channel partner represented approximately 14% and 11% of total revenues during the three months ended April 30, 2016 and 2015, respectively. The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three months ended April 30, 2016 or 2015. At April 30, 2016, one channel partner represented approximately 21% of total accounts receivable and a second channel partner represented approximately 18% of total accounts receivable. At January 31, 2016, one channel partner represented 26% and one customer represented 16% of total accounts receivable.

Property and Equipment

The following table presents our property and equipment by geographic region for the periods presented (in thousands):

	As of
	April 30, 2016	January 31, 2016
United States	$139,086	$129,268
International	5,569	5,727
Total property and equipment, net	$144,655	$134,995

Other than the United States, no other country represented 10% or more of our total property and equipment as of April 30, 2016 or January 31, 2016.

(9)  Income Taxes

For the three months ended April 30, 2016 and 2015, we recorded $1.2 million and $0.7 million in income tax expense, respectively. The increase in income tax expense was primarily due to an increase in taxable income in our international jurisdictions.

During the three months ended April 30, 2016, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2016	2015
Numerator:
Net loss	$(100,896)	$(71,186)
Denominator:
Weighted-average common shares outstanding	132,101	124,563
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(607)	(15)
Weighted-average shares used to compute net loss per share, basic and diluted	131,494	124,548
Net loss per share, basic and diluted	$(0.77)	$(0.57)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of April 30,
	2016	2015
Shares subject to outstanding common stock options	3,345	5,487
Shares subject to outstanding RSUs, PSUs and RSAs	15,327	12,162
Employee stock purchase plan	606	316
Total	19,278	17,965

(11)  Related Party Transactions

Certain members of our board of directors (“Board”) serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours. All contracts with related parties are executed in the ordinary course of business. We recognized revenues from sales to these companies of $1.2 million and $1.1 million for the three months ended April 30, 2016 and 2015, respectively. We also recorded $0.1 million and $0.5 million in expenses related to purchases from these companies during the three months ended April 30, 2016 and 2015, respectively. We had $0 and $0.5 million of accounts receivable from these companies as of April 30, 2016 and January 31, 2016, respectively. There were no accounts payable to these companies as of April 30, 2016 or January 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our market opportunity, our future financial and operating results; our planned investments, particularly in our product development efforts; our planned expansion of our sales and marketing organization; our expectation that we will continue to use acquisitions to contribute to our growth objectives; our growth and product integration strategies; our continued efforts to market and sell both domestically and internationally; our expectations about seasonal trends; our expectations regarding our revenues mix; use of non-GAAP (as defined below) financial measures; our expectations regarding our operating expenses, including increases in research and development, sales and marketing, and general and administrative expenses; our expectations regarding our capital expenditures; sufficiency of cash to meet cash needs for at least the next 12 months; exposure to interest rate changes; inflation; anticipated income tax rates; our expectations regarding our leases; exposure to exchange rate fluctuations and our ability to manage such exposure; and our expected cash flows and liquidity.

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

We intend to continue investing for long-term growth. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling features, address customer needs and enable solutions that can address new end markets. For example, during fiscal 2016, we released new versions of existing products such as Splunk Enterprise, and introduced new products for the security and IT markets. In addition, we expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally. We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives. In June 2015, we acquired Metafor Software, a privately-held British Columbia corporation, which developed technology that provides anomaly detection and behavioral analytics for IT operations. In July 2015, we acquired Caspida, a privately-held Delaware corporation, which developed technology that provides behavioral analytics to help detect, respond to and mitigate advanced security and insider security threats.

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

We believe the factors that will influence our ability to achieve our goals include, among other things, our ability to deliver new products as well as additional product functionality; acquire new customers across geographies and industries; cultivate incremental sales from our existing customers by driving increased use of our software within organizations; provide additional solutions that leverage our core machine data platform to help organizations understand and realize the value of their machine data in specific end markets and use cases; add additional OEM and strategic relationships to enable new sales channels for our software as well as extend our integration with third party products; help software developers leverage the functionality of our machine data platform through software development kits and application programming interfaces; and successfully identify, acquire and integrate complementary businesses and technologies.

Financial Summary

For the three months ended April 30, 2016 and 2015, our total revenues were $186.0 million and $125.7 million, respectively. For the three months ended April 30, 2016 and 2015, approximately 26% and 24% of our total revenues, respectively, were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of April 30, 2016, we had over 11,000 customers, including over 85 of the Fortune 100 companies.

For the three months ended April 30, 2016 and 2015, our GAAP operating loss was $98.1 million and $71.0 million, respectively. Our non-GAAP operating loss was $1.4 million and $0.7 million for the three months ended April 30, 2016 and 2015, respectively.

For the three months ended April 30, 2016 and 2015, our GAAP net loss was $100.9 million and $71.2 million, respectively. Our non-GAAP net loss was $2.6 million and $0.9 million for the three months ended April 30, 2016 and 2015, respectively.

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

Non-GAAP Financial Results

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP cost of revenues, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, employer payroll tax expense related to employee stock plans, amortization of acquired intangible assets and adjustments related to a financing lease obligation. The adjustments for the financing lease obligation are to reflect the expense we would have recorded if our build-to-suit lease arrangement had been deemed an operating lease instead of a financing lease and is calculated as the net of actual ground lease expense, depreciation and interest expense over estimated straight-line rent expense. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance. In particular, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, We believe that providing non-GAAP financial measures that exclude this expense allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude amortization of acquired intangible assets and make adjustments related to a financing lease obligation from its non-GAAP financial measures because these are considered by management to be outside of our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of its business operations, facilitates comparison of its results with other periods and may also facilitate comparison with the results of other companies in its industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in its business, making strategic acquisitions and strengthening its balance sheet.

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

The following table reconciles our net cash provided by operating activities to free cash flow for the three months ended April 30, 2016, and 2015 (in thousands):

	Three Months Ended
	April 30,	April 30,
	2016	2015
Net cash provided by operating activities	$35,689	$28,615
Less purchases of property and equipment	(3,709)	(6,415)
Free cash flow (Non-GAAP)	$31,980	$22,200
Net cash used in investing activities	$(13,376)	$(8,429)
Net cash provided by (used in) financing activities	$(19,375)	$5,832

The following table reconciles our GAAP to Non-GAAP Financial Measures for the three months ended April 30, 2016 (in thousands, except per share amounts):

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Non-GAAP
Cost of revenues	$39,500	$(7,555)	$(262)	$(2,912)	$26		$28,797
Gross Margin	78.8%	4.0%	0.1%	1.6%	—%		84.5%
Research and development	67,371	(29,206)	(756)	(71)	58		37,396
Sales and marketing	145,151	(40,233)	(1,026)	(151)	118		103,859
General and administrative	32,073	(14,376)	(441)	—	26		17,282
Operating loss	(98,143)	91,370	2,485	3,134	(228)		(1,382)
Operating margin	(52.8)%	49.2%	1.3%	1.7%	(0.1)%		(0.7)%
Net loss	$(100,896)	$91,370	$2,485	$3,134	$1,263	(2)	$(2,644)
Net loss per share(1)	$(0.77)	$0.70	$0.02	$0.02	$0.01		$(0.02)
_________________________
(1) Calculated based on 131,494 basic and diluted weighted-average shares of common stock.
(2) Includes $1.5 million of interest expense related to the financing lease obligation.

The following table reconciles our GAAP to Non-GAAP Financial Measures for the three months ended April 30, 2015 (in thousands, except per share amounts):

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Adjustments related to financing lease obligation	Non-GAAP
Cost of revenues	$23,085	$(6,532)	$(263)	$(911)	$—	$15,379
Gross Margin	81.6%	5.2%	0.2%	0.8%	—%	87.8%
Research and development	44,698	(20,075)	(903)	(69)	—	23,651
Sales and marketing	101,989	(29,610)	(1,076)	(150)	—	71,153
General and administrative	26,872	(9,892)	(580)	—	(222)	16,178
Operating loss	(70,979)	66,109	2,822	1,130	222	(696)
Operating margin	(56.5)%	52.6%	2.2%	0.9%	0.2%	(0.6)%
Net loss	$(71,186)	$66,109	$2,822	$1,130	$222	$(903)
Net loss per share(1)	$(0.57)	$0.53	$0.02	$0.01	$—	$(0.01)
_________________________
(1) Calculated based on 124,548 basic and diluted weighted-average shares of common stock.

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

Professional services and training revenues, as a percentage of total revenues, were 9% and 8% for the three months ended April 30, 2016 and 2015, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of foreign exchange gains and losses, interest income on our investments and cash and cash equivalents balances, and changes in the fair value of forward exchange contracts.

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

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Revenues
License	$100,992	$71,872
Maintenance and services	84,960	53,793
Total revenues	185,952	125,665
Cost of revenues
License	2,962	1,161
Maintenance and services	36,538	21,924
Total cost of revenues	39,500	23,085
Gross profit	146,452	102,580
Operating expenses
Research and development	67,371	44,698
Sales and marketing	145,151	101,989
General and administrative	32,073	26,872
Total operating expenses	244,595	173,559
Operating loss	(98,143)	(70,979)
Interest and other income (expense), net
Interest income (expense), net	(403)	360
Other income (expense), net	(1,125)	89
Total interest and other income (expense), net	(1,528)	449
Loss before income taxes	(99,671)	(70,530)
Income tax provision	1,225	656
Net loss	$(100,896)	$(71,186)

	Three Months Ended April 30,
	2016	2015
	(as % of revenues)
Condensed Consolidated Statement of Operations Data:
Revenues
License	54.3%	57.2%
Maintenance and services	45.7	42.8
Total revenues	100.0	100.0
Cost of revenues
License (1)	2.9	1.6
Maintenance and services (1)	43.0	40.8
Total cost of revenues	21.2	18.4
Gross profit	78.8	81.6
Operating expenses
Research and development	36.2	35.6
Sales and marketing	78.1	81.2
General and administrative	17.3	21.3
Total operating expenses	131.6	138.1
Operating loss	(52.8)	(56.5)
Interest and other income (expense), net
Interest income (expense), net	(0.2)	0.3
Other income (expense), net	(0.6)	0.1
Total interest and other income (expense), net	(0.8)	0.4
Loss before income taxes	(53.6)	(56.1)
Income tax provision	0.7	0.5
Net loss	(54.3)%	(56.6)%
 _________________________
(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended April 30, 2016 and 2015

Revenues

	Three Months Ended April 30,
	2016	2015	% Change
	($ amounts in thousands)
Revenues
License	$100,992	$71,872	40.5%
Maintenance and services	84,960	53,793	57.9%
Total revenues	$185,952	$125,665	48.0%
Percentage of revenues
License	54.3%	57.2%
Maintenance and services	45.7	42.8
Total	100.0%	100.0%

The increase in license revenues of $29.1 million was primarily driven by increases in our total number of customers, sales to existing customers and the number of large orders. For example, we had 318 and 226 orders greater than $100,000 for the three months ended April 30, 2016 and 2015, respectively. Our total number of customers increased from approximately 9,500 at April 30, 2015 to more than 11,000 at April 30, 2016. The increase in maintenance and services revenues of $31.2 million was due to increases in sales of maintenance agreements as well as sales of professional services resulting from the growth of our installed customer base.

Cost of Revenues and Gross Margin

	Three Months Ended April 30,
	2016	2015	% Change
	($ amounts in thousands)
Cost of revenues
License	$2,962	$1,161	155.1%
Maintenance and services	36,538	21,924	66.7%
Total cost of revenues	$39,500	$23,085	71.1%
Gross margin
License	97.1%	98.4%
Maintenance and services	57.0%	59.2%
Total gross margin	78.8%	81.6%

Total cost of revenues increased $16.4 million primarily due to a $14.6 million increase in cost of maintenance and services revenues. The $1.8 million increase in cost of license revenues was primarily due to amortization expense related to acquired intangible assets. The increase in cost of maintenance and services revenues was primarily related to an increase of $6.5 million related to third-party hosting fees to support our cloud services and a $5.0 million increase in salaries and benefits expense, which includes a $1.0 million increase in stock-based compensation expense due to increased headcount. Total gross margin decreased slightly primarily due to maintenance and services revenues being a greater percentage of the overall revenue mix.

Operating Expenses

	Three Months Ended April 30,
	2016	2015	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$67,371	$44,698	50.7%
Sales and marketing	145,151	101,989	42.3%
General and administrative	32,073	26,872	19.4%
Total operating expenses	$244,595	$173,559	40.9%
Percentage of revenues
Research and development	36.2%	35.6%
Sales and marketing	78.1	81.1
General and administrative	17.3	21.4
Total	131.6%	138.1%

(1) Includes stock-based compensation expense:
Research and development	$29,206	$20,075
Sales and marketing	40,233	29,610
General and administrative	14,376	9,892
Total stock-based compensation expense	$83,815	$59,577

Research and development expense.  Research and development expense increased $22.7 million primarily due to a $18.7 million increase in salaries and benefits, which includes a $9.1 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products. We also had an increase of $2.0 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $43.2 million primarily due to a $33.5 million increase in salaries and benefits, which includes a $10.6 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $5.2 million in expenses due to increased facilities and overhead, and an increase of $2.5 million due to our sales kickoff meeting held in February 2016, and other sales-related events.

General and administrative expense.  General and administrative expense increased $5.2 million due primarily to an increase of $6.7 million related to salaries and benefits, which includes a $4.5 million increase in stock-based compensation expense, as we increased headcount. These increases were offset by a $1.0 million reduction in accounting and legal expenses, primarily due to legal fees related to patent filings.

Interest and Other Income (Expense), net

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Interest and other income (expense), net:
Interest income (expense), net	$(403)	$360
Other income (expense), net	(1,125)	89
Total interest and other income (expense), net	$(1,528)	$449

Interest and other income (expense), net reflects a net decrease primarily due to an increase in foreign exchange losses and interest expense related to our financing lease obligation, offset by an increase in interest income from our investments.

Income Tax Provision

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Income tax provision	$1,225	$656

For the three months ended April 30, 2016, we recorded an increase in income tax expense that was primarily attributable to an increase in taxable income in our international jurisdictions.

Liquidity and Capital Resources

	April 30, 2016	January 31, 2016
	(in thousands)
Cash and cash equivalents	$428,245	$424,541

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Cash provided by operating activities	$35,689	$28,615
Cash used in investing activities	(13,376)	(8,429)
Cash provided by (used in) financing activities	(19,375)	5,832

Since fiscal 2010 we have funded our operations primarily through cash generated from operations. At April 30, 2016, our cash and cash equivalents of $428.2 million were held for working capital purposes, a majority of which was invested in money market funds. We intend to continue to focus our capital expenditures in fiscal 2017 to support our global facilities expansions and make additional investments in our infrastructure to scale our operations. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

In the three months ended April 30, 2016, cash inflows from our operating activities were $35.7 million, which reflects our net loss of $100.9 million, adjusted by non-cash charges of $96.9 million, consisting primarily of $91.4 million for stock-based compensation, $6.5 million for depreciation and amortization and $0.3 million for amortization of investment premiums, partially offset by $0.5 million for deferred income taxes and $0.7 million for excess tax benefits from employee stock plans. Sources of cash inflows were from changes in our working capital, including a $83.1 million decrease in accounts receivable due to strong collections and a $1.3 million increase in deferred revenue due to increased sales of our product and services and the related support agreements. These cash inflows were offset by a $33.7 million decrease in accrued payroll and compensation, a $8.1 million increase in prepaid expenses, and other current and non-current assets and a $2.9 million decrease in accrued expenses and other liabilities.

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

Investing Activities

In the three months ended April 30, 2016, cash used in investing activities of $13.4 million was primarily attributable to $142.8 million of investments in U.S. treasury securities and $3.7 million of capital expenditures for the purchase of technology and hardware as well as purchases related to our facilities and infrastructure. These cash outflows were partially offset by $133.1 million cash inflow due to the maturities of our investments.

In the three months ended April 30, 2015, cash used in investing activities of $8.4 million was primarily attributable to $160.5 million of investments in U.S. treasury securities, $6.4 million of capital expenditures for the purchase of technology and hardware as well as purchases related to our facilities and infrastructure and $1.5 million related to other investment activities. These cash outflows were partially offset by a $160.0 million cash inflow due to the maturities of our investments.

Financing Activities

In the three months ended April 30, 2016, cash used in financing activities of $19.4 million consisted primarily of $21.7 million of taxes paid related to net share settlement of equity awards. This cash outflow was partially offset by $1.7 million of proceeds from the issuance of common stock and $0.7 million of proceeds from excess tax benefits from employee stock plans.

In the three months ended April 30, 2015, cash provided by financing activities of $5.8 million consisted primarily of $5.4 million of proceeds from the exercise of stock options and $0.5 million of proceeds from excess tax benefits from employee stock plans.

Loan and Security Agreement

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2015. As amended, the agreement provides for a revolving line of credit facility, which expires on May 9, 2017. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.50% in April 2016) or the LIBOR rate plus 2.75%. As of April 30, 2016, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company.

In addition, the agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of April 30, 2016.

Operating Lease Commitments

We lease our office spaces under non-cancelable leases and rent expense associated with our operating leases is recognized on a straight-line basis over the lease term. Rent expense was $4.7 million and $2.9 million for the three months ended April 30, 2016 and 2015, respectively.

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

The following summarizes our operating lease commitments as of April 30, 2016 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments*	$172,580	$13,513	$45,331	$32,148	$81,588
 _________________________
*We entered into sublease agreements for portions of our office space and the future rental income of $1.8 million from these agreements has been included as an offset to our future minimum rental payments.

Financing Lease Obligation

On April 29, 2014, we entered into an office lease (the “Lease”) for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the “Premises”) for a term of 84 months. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for the Lease.

As a result of our involvement during the construction period, whereby we had certain indemnification obligations related to the construction, we were considered for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We have recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, net” and “Other liabilities, non-current,” respectively, on our condensed consolidated balance sheets. During the construction period, we increased the asset and corresponding long term liability as additional building costs were incurred by the landlord. The landlord completed the construction of the Premises in February 2016 and we have determined that the lease does not meet the criteria for “sale-leaseback” treatment, due to our continuing involvement in the project resulting from our standby letter of credit. Accordingly, the Lease was accounted for as a financing obligation at lease commencement during our first fiscal quarter of 2017.

As of April 30, 2016, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal 2017	$4,703
Fiscal 2018	11,683
Fiscal 2019	12,510
Fiscal 2020	12,886
Fiscal 2021	13,272
Fiscal 2022	13,670
Thereafter	21,977
Total future minimum lease payments	$90,701

Off-Balance Sheet Arrangements

During the three months ended April 30, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at April 30, 2016. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on March 30, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and cash equivalents of $428.2 million as of April 30, 2016. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of April 30, 2016, we had no balance outstanding under this agreement.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three months ended April 30, 2016 and 2015. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our revenues and operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into agreements for term licenses and/or our cloud services for use of our software, whereby the fee is recognized ratably over the term of the agreement, and, in combination with our introduction of enterprise adoption agreements, or transactions that are designed to enable broad adoption of our software within an enterprise, we have seen the proportion of our customer orders where revenues will be recognized ratably increase steadily as a percentage of total orders. At the beginning of each quarter, we do not know the ratio between perpetual licenses and ratably recognized agreements that we will enter into during the quarter. In the first quarter of fiscal 2017, the percentage of license and cloud orders that will be recognized ratably was 51%. As a result, our operating results could be significantly impacted by unexpected shifts in the ratio between perpetual licenses and ratably recognized agreements. In addition, the size of our licenses varies greatly, and a single, large perpetual license in a given period could distort our operating results. The timing and size of large transactions are often hard to predict in any particular period. Further, a portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including maintenance and support agreements. Consequently, a decline in business from ratably recognized agreements or maintenance and support agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters.  Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of April 30, 2016, approximately 40% of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $766.5 million at April 30, 2016. Because the market for our offerings is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and functionality for our offerings. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

During the three months ended April 30, 2016, we derived approximately 26% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

While we have extensive procedures in place, downloads of our free software may have been made in potential violation of the export control and economic sanctions laws. We filed Initial Voluntary Self Disclosures in October 2014 with the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and filed Final Voluntary Disclosures with BIS and OFAC in June 2015. On May 4, 2016, BIS notified us that it had completed its review of this matter and closed its review with the issuance of a Warning Letter. No monetary penalties were assessed. At this time, OFAC has not yet notified us that it has completed its review of this matter.

Violations of U.S. sanctions or export control laws can result in fines or penalties, including civil penalties of up to $250,000 or twice the value of the transaction, whichever is greater, per violation. In the event of criminal knowing and willful violations of these laws, fines of up to $1 million per violation and possible incarceration for responsible employees and managers could be imposed. We cannot predict when OFAC will complete its review or what action, if any, it will take.

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

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (“IP”) addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, in 2015, the European Court of Justice invalidated the U.S.-European Union (“EU”) Safe Harbor Framework, which allowed us and other companies to meet the EU requirements for the transfer of personal data from the European Economic Area to the United States, and in 2016, a new EU data protection regime, the General Data Protection Regulation (“GDPR”) was adopted. Complying with the GDPR or other new data protection laws and regulations may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others and may otherwise adversely impact our business, financial condition and operating results.

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

We depend on the continued contributions of our senior management and other key personnel, the loss of whom could adversely affect our business. On November 19, 2015, Godfrey Sullivan retired from his position as our President and Chief Executive Officer, and Doug Merritt, who previously served as our Senior Vice President, Field Operations, was appointed as our President and Chief Executive Officer. In May 2016, Susan St. Ledger was appointed as our Senior Vice President, Chief Revenue Officer. Our future success depends in part on successfully transitioning Mr. Merritt and Ms. St. Ledger into their new roles. With any change in leadership, there is a risk to organizational effectiveness and employee retention as well as the potential for disruption to our business. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time. We do not maintain a key-person life insurance policy on any of our officers or other employees.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of April 30, 2016, we had outstanding approximately 132.7 million shares of our common stock. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

Date: June 9, 2016

SPLUNK INC.

	By:	/s/ David F. Conte
David F. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT
INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws of the Registrant (incorporated by referenced to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on March 11, 2016).

10.1#	Employment Offer Letter between the Registrant and Susan St. Ledger, dated as of March 3, 2016.

10.2#	Transition Plan and Release Agreement between the Registrant and Guido Schroeder, dated as of March 15, 2016.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Indicates management contract or compensatory plan.