Form 10-Q
period 2016-07-31
SPLUNK INC
filed 2016-09-08
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016

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

There were 134,543,363 shares of the registrant’s Common Stock issued and outstanding as of September 1, 2016.

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	July 31, 2016	January 31, 2016
Assets
Current assets
Cash and cash equivalents	$409,949	$424,541
Investments, current portion	610,660	584,498
Accounts receivable, net	131,262	181,665
Prepaid expenses and other current assets	26,882	26,565
Total current assets	1,178,753	1,217,269
Investments, non-current	5,000	1,500
Property and equipment, net	151,953	134,995
Intangible assets, net	43,410	49,482
Goodwill	124,642	123,318
Other assets	13,833	10,275
Total assets	$1,517,591	$1,536,839
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,429	$4,868
Accrued payroll and compensation	64,913	95,898
Accrued expenses and other liabilities	60,273	49,879
Deferred revenue, current portion	367,834	347,121
Total current liabilities	498,449	497,766
Deferred revenue, non-current	99,525	102,382
Other liabilities, non-current	90,476	77,277
Total non-current liabilities	190,001	179,659
Total liabilities	688,450	677,425
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 134,448,442 shares issued and outstanding at July 31, 2016, and 131,543,467 shares issued and outstanding at January 31, 2016	134	132
Accumulated other comprehensive loss	(1,774)	(3,770)
Additional paid-in capital	1,683,869	1,528,647
Accumulated deficit	(853,088)	(665,595)
Total stockholders’ equity	829,141	859,414
Total liabilities and stockholders’ equity	$1,517,591	$1,536,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Revenues
License	$115,695	$87,960	$216,687	$159,832
Maintenance and services	97,058	60,366	182,018	114,159
Total revenues	212,753	148,326	398,705	273,991
Cost of revenues (1)
License	2,868	1,813	5,830	2,974
Maintenance and services	41,748	23,227	78,286	45,151
Total cost of revenues	44,616	25,040	84,116	48,125
Gross profit	168,137	123,286	314,589	225,866
Operating expenses (1)
Research and development	67,224	48,308	134,595	93,006
Sales and marketing	150,228	111,786	295,379	213,775
General and administrative	34,312	28,760	66,385	55,632
Total operating expenses	251,764	188,854	496,359	362,413
Operating loss	(83,627)	(65,568)	(181,770)	(136,547)
Interest and other income (expense), net
Interest income (expense), net	(797)	425	(1,200)	785
Other income (expense), net	(1,063)	(295)	(2,188)	(206)
Total interest and other income (expense), net	(1,860)	130	(3,388)	579
Loss before income taxes	(85,487)	(65,438)	(185,158)	(135,968)
Income tax provision (benefit)	1,110	(10,149)	2,335	(9,493)
Net loss	$(86,597)	$(55,289)	$(187,493)	$(126,475)

Basic and diluted net loss per share	$(0.65)	$(0.44)	$(1.42)	$(1.01)

Weighted-average shares used in computing basic and diluted net loss per share	133,041	126,621	132,310	125,602

(1) Amounts include stock-based compensation expense, as follows:

Cost of revenues	$7,310	$5,662	$14,865	$12,194
Research and development	27,742	19,301	56,948	39,376
Sales and marketing	39,371	28,210	79,604	57,820
General and administrative	14,440	10,436	28,816	20,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net loss	$(86,597)	$(55,289)	$(187,493)	$(126,475)
Other comprehensive loss
Net unrealized gain (loss) on investments	17	(20)	356	(45)
Foreign currency translation adjustments	(558)	(1,297)	1,640	(1,282)
Total other comprehensive gain (loss)	(541)	(1,317)	1,996	(1,327)
Comprehensive loss	$(87,138)	$(56,606)	$(185,497)	$(127,802)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2016	2015
Cash flows from operating activities
Net loss	$(187,493)	$(126,475)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,635	7,776
Amortization of investment premiums	447	722
Stock-based compensation	180,233	129,718
Deferred income taxes	(698)	(11,305)
Excess tax benefits from employee stock plans	(1,027)	(652)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	50,403	28,719
Prepaid expenses, other current and non-current assets	(3,177)	12,468
Accounts payable	265	(100)
Accrued payroll and compensation	(30,985)	(8,698)
Accrued expenses and other liabilities	13,579	(7,085)
Deferred revenue	17,856	17,165
Net cash provided by operating activities	54,038	42,253
Cash flows from investing activities
Purchases of investments	(316,528)	(219,195)
Maturities of investments	290,275	247,000
Acquisitions, net of cash acquired	—	(142,693)
Purchases of property and equipment	(14,250)	(9,224)
Other investment activities	(3,500)	(1,500)
Net cash used in investing activities	(44,003)	(125,612)
Cash flows from financing activities
Proceeds from the exercise of stock options	5,603	10,736
Excess tax benefits from employee stock plans	1,027	652
Proceeds from employee stock purchase plan	15,183	10,906
Taxes paid related to net share settlement of equity awards	(46,822)	—
Net cash provided by (used in) financing activities	(25,009)	22,294
Effect of exchange rate changes on cash and cash equivalents	382	(50)
Net decrease in cash and cash equivalents	(14,592)	(61,115)
Beginning of period	424,541	387,315
End of period	$409,949	$326,200
Supplemental disclosures
Cash paid for income taxes	$1,726	$706
Cash paid for interest expense related to build-to-suit lease	1,920	—
Non-cash investing and financing activities
Accrued purchases of property and equipment	(1,016)	(145)
Vesting of early exercised options	—	56
Capitalized construction costs related to build-to-suit lease	10,065	22,109

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 (Topic 326), Financial Instruments - Credit Losses. The amendments in this update require a financial asset (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans and held-to-maturity debt securities. The standard is effective for our first quarter of fiscal 2021, although early adoption is permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 (Topic 718), Compensation - Stock Compensation, which has been issued as part of its Simplification Initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for our first quarter of fiscal 2018, although early adoption is permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition and establishes a new revenue standard. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance in the new revenue standard regarding an entity’s identification of its performance obligations in a contract. In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectibility, non-cash consideration, presentation of sales tax, and transition. The standard permits the use of either the retrospective or cumulative effect transition method. This new revenue standard, as amended by ASU No. 2015-14, is effective in the first quarter of fiscal year 2019. Early adoption is permitted, but not earlier than the original effective date for annual and interim periods. We are currently evaluating adoption methods and the effect that the updated standard will have on our condensed consolidated financial statements and related disclosures.

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

Foreign Currency

The functional currencies of our foreign subsidiaries are their respective local currencies. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated other comprehensive loss within the condensed consolidated statement of stockholders’ equity. Foreign currency transaction gains and losses are included in Other income (expense), net and were not material for the three and six months ended July 31, 2016 and 2015. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date.

Expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Foreign Currency Contracts

In fiscal 2016, we began to use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These contracts typically have maturities of one month. They are not designated as cash flow or fair value hedges under ASC Topic 815, Derivatives and Hedging. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the condensed consolidated balance sheets with changes in the fair value recorded to Other income (expense), net in the condensed consolidated statements of operations.

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of July 31, 2016 and January 31, 2016 (in thousands):

	July 31, 2016				January 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$346,910	$—	$—	$346,910	$374,571	$—	$—	$374,571
U.S. treasury securities	—	610,660	—	610,660	—	607,892	—	607,892
Other	—	—	3,000	3,000	—	—	1,500	1,500
Reported as:
Assets:
Cash and cash equivalents				$346,910				$397,965
Investments, current portion				610,660				584,498
Investments, non-current				3,000				1,500
Total				$960,570				$983,963

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table represents our investments in U.S. treasury securities, which we have classified as available-for-sale investments as of July 31, 2016 (in thousands):

	July 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current portion:
U.S. treasury securities	$610,361	$364	$(65)	$610,660
Total available-for-sale investments in U.S. treasury securities	$610,361	$364	$(65)	$610,660

As of July 31, 2016, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$119,072	$(65)	$—	$—	$119,072	$(65)

As of July 31, 2016, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments in U.S. treasury securities are as follows (in thousands):

July 31, 2016
Due within one year	$610,660
Total	$610,660

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

During fiscal 2016, we made an investment in the form of a convertible promissory note in a privately-held company that we have classified as an available-for-sale investment, which is included in investments, non-current, on our condensed consolidated balance sheets. During fiscal 2017, we made an additional $1.5 million convertible promissory note investment in this privately-held company. These investments are recorded at fair value using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of quoted prices in active markets and inherent lack of liquidity. Unrealized gains and losses on our available-for-sale investments are excluded from earnings and reported, net of tax, as a separate component on the condensed consolidated statements of comprehensive income (loss). During the six months ended July 31, 2016, we have not recognized any unrealized gains or losses or an other-than-temporary impairment charge on these investments. The carrying value of these investments were $3.0 million and $1.5 million as of July 31, 2016 and January 31, 2016, respectively.

(3)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable leases and rent expense associated with our operating leases is recognized on a straight-line basis over the lease term. Rent expense was $3.9 million and $3.4 million for the three months ended July 31, 2016 and 2015, respectively, and $8.6 million and $6.3 million for the six months ended July 31, 2016 and 2015, respectively.

On August 24, 2015, we entered into an office lease for approximately 235,000 square feet located at 500 Santana Row, San Jose, California. This lease is expected to commence in the third quarter of fiscal 2017, subject to the completion of certain pre-occupancy improvements. Our total obligation for the base rent is approximately $120.5 million.

The following summarizes our operating lease commitments as of July 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$183,596	$18,426	$48,264	$37,048	$79,858
 _________________________
(1) We entered into sublease agreements for portions of our office space and the future rental income of $1.5 million from these agreements has been included as an offset to our future minimum rental payments.

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

As a result of our involvement during the construction period, whereby we had certain indemnification obligations related to the construction, we were considered for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We have recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, net” and “Other liabilities, non-current,” respectively, on our condensed consolidated balance sheets. During the construction period, we increased the asset and corresponding long term liability as additional building costs were incurred by the landlord. The landlord completed the construction of the Premises in February 2016 and we have determined that the lease does not meet the criteria for “sale-leaseback” treatment, due to our continuing involvement in the project resulting from our standby letter of credit. Accordingly, the Lease will continue to be accounted for as a financing obligation.

As of July 31, 2016, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Remaining six months of fiscal 2017	$3,135
Fiscal 2018	11,683
Fiscal 2019	12,510
Fiscal 2020	12,886
Fiscal 2021	13,272
Fiscal 2022	13,670
Thereafter	21,977
Total future minimum lease payments	$89,133

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at July 31, 2016. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of
	July 31, 2016	January 31, 2016
Computer equipment and software	$49,356	$43,883
Furniture and fixtures	14,953	13,398
Leasehold and building improvements (1)	49,266	41,028
Building (2)	82,250	72,186
	195,825	170,495
Less: accumulated depreciation and amortization	(43,872)	(35,500)
Property and equipment, net	$151,953	$134,995
 _________________________
(1) Includes costs related to assets not yet placed into service of $9.6 million and $28.9 million, as of July 31, 2016 and January 31, 2016, respectively.

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

Depreciation and amortization expense on Property and Equipment, net was $5.1 million and $2.5 million for the three months ended July 31, 2016 and 2015, respectively, and $8.4 million and $4.8 million for the six months ended July 31, 2016 and 2015, respectively.

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

Per the terms of the merger agreement with Caspida, certain unvested shares of stock and unvested stock options held by Caspida employees were canceled and exchanged for unvested restricted stock units and replacement stock options to purchase shares of our common stock under our 2012 Equity Incentive Plan. Additionally, certain shares of stock held by key employees of Caspida were canceled and exchanged for unregistered restricted shares of our common stock subject to vesting. The fair value of $61.6 million of these issued awards, which are subject to the recipient's continued service with us and thus excluded from the purchase price, is recognized ratably as stock-based compensation expense over the required service period.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Fair Value	Useful Life (months)
Developed technology	$44,300	72
In-process research and development	1,300	Indefinite (1)
Customer relationships	190	36
Total intangible assets acquired	$45,790
 ______________________
(1) The in-process research and development is considered an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts.

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

	Three Months Ended July 31, 2015	Six Months Ended July 31, 2015
Revenues	$148,326	$273,991
Net loss	$(71,916)	$(149,562)
Basic and diluted net loss per share	$(0.57)	$(1.19)

Goodwill

Goodwill balances are presented below (in thousands):

Carrying amount
Balance as of January 31, 2016	$123,318
Foreign currency translation adjustments	1,324
Balance as of July 31, 2016	$124,642

Intangible Assets

Intangible assets subject to amortization obtained from acquisitions as of July 31, 2016 are as follows (in thousands, except useful life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (months)
Developed technology	$59,370	$(17,758)	$41,612	54
Customer relationships	1,810	(1,590)	220	14
Other acquired intangible assets	1,180	(902)	278	20
Total intangible assets subject to amortization	$62,360	$(20,250)	$42,110

Additionally, we obtained $1.3 million of in-process research and development upon the acquisition of Caspida, which has an indefinite useful life. We will assess the carrying value and useful life of the asset once the associated research and development efforts are completed.

Amortization expense from acquired intangible assets was $3.1 million and $1.8 million for the three months ended July 31, 2016 and 2015, respectively, and $6.2 million and $2.9 million for the six months ended July 31, 2016 and 2015.

The expected future amortization expense for acquired intangible assets as of July 31, 2016 is as follows (in thousands):

Fiscal Period:
Remaining six months of fiscal 2017	$5,710
Fiscal 2018	10,290
Fiscal 2019	8,030
Fiscal 2020	7,621
Fiscal 2021	7,383
Thereafter	3,076
Total amortization expense	$42,110

(6)  Debt Financing Facilities

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2015. As amended, the agreement provides for a revolving line of credit facility, which expires May 9, 2017. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.50% in July 2016) or the LIBOR rate plus 2.75%. As of July 31, 2016, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of July 31, 2016.

(7)  Stock Compensation Plans

The following table summarizes the stock option, restricted stock unit (“RSU”) and performance unit (“PSU”) award activity during the six months ended July 31, 2016:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
				(in years)	(in thousands)
Balances as of January 31, 2016	6,553,144	3,715,999	$4.72	4.24	$154,696	14,752,253
Additional shares authorized	6,577,173
Options exercised		(994,023)	5.64
Options forfeited and expired	13,273	(13,273)	2.57
RSUs and PSUs granted	(2,344,484)					2,344,484
RSUs and PSUs vested						(2,493,633)
Shares withheld related to net share settlement of RSUs and PSUs	914,342
RSUs and PSUs forfeited and canceled	788,949					(788,949)
Balances as of July 31, 2016	12,502,397	2,708,703	$4.39	3.63	$157,640	13,814,155
Vested and expected to vest		2,708,561	$4.39	3.63	$157,631	13,391,056
Exercisable as of July 31, 2016		2,652,562	$4.35	3.53	$154,420
 _________________________

(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of July 31, 2016.

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

During the six months ended July 31, 2016, $1.0 million of tax benefits have been realized from exercised stock options. At July 31, 2016, total unrecognized compensation cost related to these stock options was $3.1 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.9 years. At July 31, 2016, total unrecognized compensation cost was $602.8 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.7 years. At July 31, 2016, total unrecognized compensation cost was $27.4 million related to PSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.3 years. Additionally, during fiscal 2016, we issued 671,782 restricted shares of our common stock (“RSAs”) and at July 31, 2016, total unrecognized compensation cost was $33.0 million related to RSAs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.4 years. At July 31, 2016, 99,769 RSAs were vested and 572,013 RSAs were outstanding.

The total intrinsic value of options exercised during the six months ended July 31, 2016 was $47.7 million. The weighted-average grant date fair value of RSUs granted was $50.14 per share for the six months ended July 31, 2016. The weighted-average grant date fair value of PSUs granted was $49.25 per share for the six months ended July 31, 2016. The weighted-average grant date fair value of RSAs granted was $69.00 per share during fiscal 2016. No RSAs were granted during the six months ended July 31, 2016.

(8)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
United States	$165,073	$114,273	$302,878	$209,460
International	47,680	34,053	95,827	64,531
Total revenues	$212,753	$148,326	$398,705	$273,991

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. One channel partner represented approximately 25% of total revenues during the three months ended July 31, 2016, and approximately 24% of total revenues during the six months ended July 31, 2016. A second channel partner represented approximately 17% and 13% of total revenues during the three months ended July 31, 2016 and 2015, respectively, and approximately 16% and 12% of total revenues during the six months ended July 31, 2016 and 2015. The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three months or six months ended July 31, 2016 and 2015. At July 31, 2016, one channel partner represented approximately 26% of total accounts receivable. At January 31, 2016, one channel partner represented 26% and one customer represented 16% of total accounts receivable.

Property and Equipment

The following table presents our property and equipment by geographic region for the periods presented (in thousands):

	As of
	July 31, 2016	January 31, 2016
United States	$145,015	$129,268
International	6,938	5,727
Total property and equipment, net	$151,953	$134,995

Other than the United States, no other country represented 10% or more of our total property and equipment as of July 31, 2016 or January 31, 2016.

(9)  Income Taxes

For the three months ended July 31, 2016 and 2015, we recorded $1.1 million in income tax expense and $10.1 million in income tax benefit, respectively. For the six months ended July 31, 2016 and 2015, we recorded $2.3 million in income tax expense and $9.5 million in income tax benefit, respectively. The increase in income tax expense was primarily attributable to the absence of the partial release of the valuation allowance as a result of a prior year acquisition and an increase in taxable income in our international jurisdictions. We recorded income taxes that were principally attributable to foreign and state taxes.

During the three months ended July 31, 2016, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Numerator:
Net loss	$(86,597)	$(55,289)	$(187,493)	$(126,475)
Denominator:
Weighted-average common shares outstanding	133,624	126,627	132,873	125,612
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(583)	(6)	(563)	(10)
Weighted-average shares used to compute net loss per share, basic and diluted	133,041	126,621	132,310	125,602
Net loss per share, basic and diluted	$(0.65)	$(0.44)	$(1.42)	$(1.01)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of July 31,
	2016	2015
Shares subject to outstanding common stock options	2,709	4,432
Shares subject to outstanding RSUs, PSUs and RSAs	14,386	12,482
Employee stock purchase plan	323	319
Total	17,418	17,233

(11)  Related Party Transactions

Certain members of our board of directors (“Board”) serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours. All contracts with related parties are executed in the ordinary course of business. We recognized revenues from sales to these companies of $1.2 million and $1.4 million for the three months ended July 31, 2016 and 2015, respectively, and $2.4 million and $2.5 million for the six months ended July 31, 2016 and 2015, respectively. We also recorded $0.1 million and $0.5 million in expenses related to purchases from these companies during the three months ended July 31, 2016 and 2015, respectively, and $0.2 million and $1.1 million for the six months ended July 31, 2016 and 2015, respectively. We had $2.6 million and $0.5 million of accounts receivable from these companies as of July 31, 2016 and January 31, 2016, respectively. There were no accounts payable to these companies as of July 31, 2016 or January 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our market opportunity, our future financial and operating results; our planned investments, particularly in our product development efforts; our planned expansion of our sales and marketing organization; our expectation that we will continue to use acquisitions to contribute to our growth objectives; our growth and product integration strategies; our continued efforts to market and sell both domestically and internationally; our expectations about seasonal trends; our expectations regarding our revenues mix; our expectations regarding our cost of revenues and gross margin; use of non-GAAP (as defined below) financial measures; our expectations regarding our operating expenses, including increases in research and development, sales and marketing, and general and administrative expenses; our expectations regarding our capital expenditures; sufficiency of cash to meet cash needs for at least the next 12 months; exposure to interest rate changes; inflation; anticipated income tax rates; our expectations regarding our leases; exposure to exchange rate fluctuations and our ability to manage such exposure; and our expected cash flows and liquidity.

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

We intend to continue investing for long-term growth. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling features, address customer needs and enable solutions that can address new end markets. For example, during fiscal 2017, we released new versions of our existing products such as Splunk Enterprise and Splunk Enterprise Security. In addition, we expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally. We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives. In June 2015, we acquired Metafor Software, a privately-held British Columbia corporation, which developed technology that provides anomaly detection and behavioral analytics for IT operations. In July 2015, we acquired Caspida, a privately-held Delaware corporation, which developed technology that provides behavioral analytics to help detect, respond to and mitigate advanced security and insider security threats.

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

Financial Summary

For the three months ended July 31, 2016 and 2015, our total revenues were $212.8 million and $148.3 million, respectively. For the three months ended July 31, 2016 and 2015, approximately 22% and 23% of our total revenues, respectively, were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of July 31, 2016, we had over 12,000 customers, including 85 or more of the Fortune 100 companies.

For the three months ended July 31, 2016 and 2015, our GAAP operating loss was $83.6 million and $65.6 million, respectively. Our non-GAAP operating income was $8.2 million and $4.8 million for the three months ended July 31, 2016 and 2015, respectively.

For the three months ended July 31, 2016 and 2015, our GAAP net loss was $86.6 million and $55.3 million, respectively. Our non-GAAP net income was $7.3 million and $4.1 million for the three months ended July 31, 2016 and 2015, respectively.

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

Non-GAAP Financial Results

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP cost of revenues, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, employer payroll tax expense related to employee stock plans, amortization of acquired intangible assets, acquisition-related costs, adjustments related to a financing lease obligation and the partial release of the valuation allowance due to acquisition. The adjustments for the financing lease obligation are to reflect the expense we would have recorded if our build-to-suit lease arrangement had been deemed an operating lease instead of a financing lease and is calculated as the net of actual ground lease expense, depreciation and interest expense over estimated straight-line rent expense. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in our financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance. In particular, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC

Topic 718, we believe that providing non-GAAP financial measures that exclude this expense allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude amortization of acquired intangible assets, acquisition-related costs, the partial release of the valuation allowance due to acquisition and make adjustments related to a financing lease obligation from our non-GAAP financial measures because these are considered by management to be outside of our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet.

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

The following table reconciles our net cash provided by operating activities to free cash flow for the three and six months ended July 31, 2016, and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2016	2015	2016	2015
Net cash provided by operating activities	$18,349	$13,638	$54,038	$42,253
Less purchases of property and equipment	(10,541)	(2,809)	(14,250)	(9,224)
Free cash flow (Non-GAAP)	$7,808	$10,829	$39,788	$33,029
Net cash used in investing activities	$(30,627)	$(117,183)	$(44,003)	$(125,612)
Net cash provided by (used in) financing activities	$(5,634)	$16,462	$(25,009)	$22,294

The following table reconciles our GAAP to Non-GAAP Financial Measures for the three months ended July 31, 2016 (in thousands, except per share amounts):

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Non-GAAP
Cost of revenues	$44,616	$(7,310)	$(208)	$(2,886)	$259		$34,471
Gross Margin	79.0%	3.4%	0.1%	1.4%	(0.1)%		83.8%
Research and development	67,224	(27,742)	(676)	(59)	555		39,302
Sales and marketing	150,228	(39,371)	(791)	(151)	1,131		111,046
General and administrative	34,312	(14,440)	(388)	—	251		19,735
Operating income (loss)	(83,627)	88,863	2,063	3,096	(2,196)		8,199
Operating margin	(39.3)%	41.7%	1.0%	1.5%	(1.0)%		3.9%
Net income (loss)	$(86,597)	$88,863	$2,063	$3,096	$(147)	(2)	$7,278
Net income (loss) per share(1)	$(0.65)						$0.05
_________________________
(1) GAAP net loss per share calculated based on 133,041 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 136,430 diluted weighted-average shares of common stock, which includes 3,389 potentially dilutive shares related to employee stock awards. GAAP to Non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.

(2) Includes $2.0 million of interest expense related to the financing lease obligation.

The following table reconciles our GAAP to Non-GAAP Financial Measures for the three months ended July 31, 2015 (in thousands, except per share amounts):

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Acquisition-related costs		Adjustments related to financing lease obligation	Non-GAAP
Cost of revenues	$25,040	$(5,662)	$(398)	$(1,572)	$—		$—	$17,408
Gross Margin	83.1%	3.8%	0.3%	1.1%	—%		—%	88.3%
Research and development	48,308	(19,301)	(732)	(79)	—		—	28,196
Sales and marketing	111,786	(28,210)	(985)	(155)	—		—	82,436
General and administrative	28,760	(10,436)	(602)	—	(1,993)		(222)	15,507
Operating income (loss)	(65,568)	63,609	2,717	1,806	1,993		222	4,779
Operating margin	(44.2)%	43.0%	1.8%	1.2%	1.3%		0.1%	3.2%
Net income (loss)	$(55,289)	$63,609	$2,717	$1,806	$(8,931)	(2)	$222	$4,134
Net income (loss) per share(1)	$(0.44)							$0.03
_________________________
(1) GAAP net loss per share calculated based on 126,621 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 132,001 diluted weighted-average shares of common stock, which includes 5,380 potentially dilutive shares related to employee stock awards. GAAP to Non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.
(2) Includes $10.9 million related to the partial release of the valuation allowance due to acquisition.

The following table reconciles our GAAP to Non-GAAP Financial Measures for the six months ended July 31, 2016 (in thousands, except per share amounts):

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Non-GAAP
Cost of revenues	$84,116	$(14,865)	$(470)	$(5,798)	$285		$63,268
Gross Margin	78.9%	3.7%	0.1%	1.5%	(0.1)%		84.1%
Research and development	134,595	(56,948)	(1,432)	(130)	613		76,698
Sales and marketing	295,379	(79,604)	(1,817)	(302)	1,249		214,905
General and administrative	66,385	(28,816)	(829)	—	277		37,017
Operating income (loss)	(181,770)	180,233	4,548	6,230	(2,424)		6,817
Operating margin	(45.6)%	45.2%	1.1%	1.6%	(0.6)%		1.7%
Net income (loss)	$(187,493)	$180,233	$4,548	$6,230	$1,117	(2)	$4,635
Net income (loss) per share(1)	$(1.42)						$0.03
_________________________
(1) GAAP net loss per share calculated based on 132,310 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 135,348 diluted weighted-average shares of common stock, which includes 3,038 potentially dilutive shares related to employee stock awards. GAAP to Non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.
(2) Includes $3.5 million of interest expense related to the financing lease obligation.

The following table reconciles our GAAP to Non-GAAP Financial Measures for the six months ended July 31, 2015 (in thousands, except per share amounts):

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Acquisition-related costs		Adjustments related to financing lease obligation	Non-GAAP
Cost of revenues	$48,125	$(12,194)	$(661)	$(2,483)	$—		$—	$32,787
Gross Margin	82.4%	4.5%	0.2%	0.9%	—%		—%	88.0%
Research and development	93,006	(39,376)	(1,635)	(148)	—		—	51,847
Sales and marketing	213,775	(57,820)	(2,061)	(305)	—		—	153,589
General and administrative	55,632	(20,328)	(1,182)	—	(1,993)		(444)	31,685
Operating income (loss)	(136,547)	129,718	5,539	2,936	1,993		444	4,083
Operating margin	(49.8)%	47.3%	2.0%	1.1%	0.7%		0.2%	1.5%
Net income (loss)	$(126,475)	$129,718	$5,539	$2,936	$(8,931)	(2)	$444	$3,231
Net income (loss) per share(1)	$(1.01)							$0.02
_________________________
(1) GAAP net loss per share calculated based on 125,602 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 131,153 diluted weighted-average shares of common stock, which includes 5,551 potentially dilutive shares related to employee stock awards. GAAP to Non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.
(2) Includes $10.9 million related to the partial release of the valuation allowance due to acquisition.

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

Professional services and training revenues, as a percentage of total revenues, were 9% and 7% for the three months ended July 31, 2016 and 2015, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Revenues
License	$115,695	$87,960	$216,687	$159,832
Maintenance and services	97,058	60,366	182,018	114,159
Total revenues	212,753	148,326	398,705	273,991
Cost of revenues
License	2,868	1,813	5,830	2,974
Maintenance and services	41,748	23,227	78,286	45,151
Total cost of revenues	44,616	25,040	84,116	48,125
Gross profit	168,137	123,286	314,589	225,866
Operating expenses
Research and development	67,224	48,308	134,595	93,006
Sales and marketing	150,228	111,786	295,379	213,775
General and administrative	34,312	28,760	66,385	55,632
Total operating expenses	251,764	188,854	496,359	362,413
Operating loss	(83,627)	(65,568)	(181,770)	(136,547)
Interest and other income (expense), net
Interest income (expense), net	(797)	425	(1,200)	785
Other income (expense), net	(1,063)	(295)	(2,188)	(206)
Total interest and other income (expense), net	(1,860)	130	(3,388)	579
Loss before income taxes	(85,487)	(65,438)	(185,158)	(135,968)
Income tax provision (benefit)	1,110	(10,149)	2,335	(9,493)
Net loss	$(86,597)	$(55,289)	$(187,493)	$(126,475)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(as % of revenues)
Condensed Consolidated Statement of Operations Data:
Revenues
License	54.4%	59.3%	54.3%	58.3%
Maintenance and services	45.6	40.7	45.7	41.7
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	2.5	2.1	2.7	1.9
Maintenance and services (1)	43.0	38.5	43.0	39.6
Total cost of revenues	21.0	16.9	21.1	17.6
Gross profit	79.0	83.1	78.9	82.4
Operating expenses
Research and development	31.6	32.6	33.8	33.9
Sales and marketing	70.6	75.4	74.1	78.0
General and administrative	16.1	19.3	16.7	20.3
Total operating expenses	118.3	127.3	124.6	132.2
Operating loss	(39.3)	(44.2)	(45.6)	(49.8)
Interest and other income (expense), net
Interest income (expense), net	(0.4)	0.3	(0.3)	0.3
Other income (expense), net	(0.5)	(0.2)	(0.5)	(0.1)
Total interest and other income (expense), net	(0.9)	0.1	(0.8)	0.2
Loss before income taxes	(40.2)	(44.1)	(46.4)	(49.6)
Income tax provision (benefit)	0.5	(6.8)	0.6	(3.4)
Net loss	(40.7)%	(37.3)%	(47.0)%	(46.2)%
 _________________________
(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended July 31, 2016 and 2015

Revenues

	Three Months Ended July 31,
	2016	2015	% Change
	($ amounts in thousands)
Revenues
License	$115,695	$87,960	31.5%
Maintenance and services	97,058	60,366	60.8%
Total revenues	$212,753	$148,326	43.4%
Percentage of revenues
License	54.4%	59.3%
Maintenance and services	45.6	40.7
Total	100.0%	100.0%

The increase in license revenues of $27.7 million was primarily driven by increases in our total number of customers, sales to existing customers and the number of large orders. For example, we had 446 and 327 orders greater than $100,000 for the three months ended July 31, 2016 and 2015, respectively. Our total number of customers increased from approximately 10,000 at July 31, 2015 to more than 12,000 at July 31, 2016. The increase in maintenance and services revenues of $36.7 million was due to increases in sales of maintenance agreements and sales of professional services resulting from the growth of our installed customer base, as well as increases in sales of our cloud services.

Cost of Revenues and Gross Margin

	Three Months Ended July 31,
	2016	2015	% Change
	($ amounts in thousands)
Cost of revenues
License	$2,868	$1,813	58.2%
Maintenance and services	41,748	23,227	79.7%
Total cost of revenues	$44,616	$25,040	78.2%
Gross margin
License	97.5%	97.9%
Maintenance and services	57.0%	61.5%
Total gross margin	79.0%	83.1%

Total cost of revenues increased $19.6 million primarily due to a $18.5 million increase in cost of maintenance and services revenues. The $1.1 million increase in cost of license revenues was primarily due to amortization expense related to acquired intangible assets. The $18.5 million increase in cost of maintenance and services revenues was primarily related to an increase of $8.0 million related to third-party hosting fees to support our cloud services and a $5.4 million increase in salaries and benefits expense, which includes a $1.6 million increase in stock-based compensation expense due to increased headcount. We also had a $4.0 million increase in expenses related to third-party consulting services. Total gross margin decreased slightly primarily due to maintenance and services revenues being a greater percentage of the overall revenue mix.

Operating Expenses

	Three Months Ended July 31,
	2016	2015	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$67,224	$48,308	39.2%
Sales and marketing	150,228	111,786	34.4%
General and administrative	34,312	28,760	19.3%
Total operating expenses	$251,764	$188,854	33.3%
Percentage of revenues
Research and development	31.6%	32.6%
Sales and marketing	70.6	75.4
General and administrative	16.1	19.3
Total	118.3%	127.3%

(1) Includes stock-based compensation expense:
Research and development	$27,742	$19,301
Sales and marketing	39,371	28,210
General and administrative	14,440	10,436
Total stock-based compensation expense	$81,553	$57,947

Research and development expense.  Research and development expense increased $18.9 million primarily due to a $16.3 million increase in salaries and benefits, which includes a $8.4 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products.

Sales and marketing expense.  Sales and marketing expense increased $38.4 million primarily due to a $30.9 million increase in salaries and benefits, which includes a $11.2 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $2.1 million in expenses due to increased facilities and overhead, an increase of $1.9 million in expenses related to third-party consulting services and an increase of $1.9 million due to sales-related events.

General and administrative expense.  General and administrative expense increased $5.6 million due primarily to an increase of $5.9 million related to salaries and benefits, which includes a $4.0 million increase in stock-based compensation expense, as we increased headcount.

Interest and Other Income (Expense), net

	Three Months Ended July 31,
	2016	2015
	(in thousands)
Interest and other income (expense), net:
Interest income (expense), net	$(797)	$425
Other income (expense), net	(1,063)	(295)
Total interest and other income (expense), net	$(1,860)	$130

Interest and other income (expense), net reflects a net decrease primarily due to an increase in foreign exchange losses and interest expense related to our financing lease obligation, partially offset by an increase in interest income from our investments.

Income Tax Provision

	Three Months Ended July 31,
	2016	2015
	(in thousands)
Income tax provision (benefit)	$1,110	$(10,149)

For the three months ended July 31, 2016, we recorded an increase in income tax expense that was primarily attributable to the absence of a $10.9 million partial release of the valuation allowance as a result of a prior year acquisition and an increase in taxable income in our international jurisdictions. We recorded income taxes that were principally attributable to foreign and state taxes.

Comparison of the Six Months Ended July 31, 2016 and 2015

Revenues

	Six Months Ended July 31,
	2016	2015	% Change
	($ amounts in thousands)
Revenues
License	$216,687	$159,832	35.6%
Maintenance and services	182,018	114,159	59.4%
Total revenues	$398,705	$273,991	45.5%
Percentage of revenues
License	54.3%	58.3%
Maintenance and services	45.7	41.7
Total	100.0%	100.0%

The increase in license revenues of $56.9 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of large orders. For example, we had 764 and 553 orders greater than $100,000 for the six months ended July 31, 2016 and 2015, respectively. Our total number of customers increased from approximately 10,000 at July 31, 2015 to more than 12,000 at July 31, 2016. The increase in maintenance and services revenues of $67.9 million was due to increases in sales of maintenance agreements and sales of professional services resulting from the growth of our installed customer base, as well as increases in sales of our cloud services.

Cost of Revenues and Gross Margin

	Six Months Ended July 31,
	2016	2015	% Change
	($ amounts in thousands)
Cost of revenues
License	$5,830	$2,974	96.0%
Maintenance and services	78,286	45,151	73.4%
Total cost of revenues	$84,116	$48,125	74.8%
Gross margin
License	97.3%	98.1%
Maintenance and services	57.0%	60.4%
Total gross margin	78.9%	82.4%

Total cost of revenues increased $36.0 million primarily due to a $33.1 million increase in cost of maintenance and services revenues. The $2.9 million increase in cost of license revenues was primarily due to amortization expense related to acquired intangible assets. The $33.1 million increase in cost of maintenance and services revenues was primarily related to an increase of $10.4 million in salaries and benefits expense, which includes a $2.7 million increase in stock-based compensation expense due to increased headcount, an increase of $13.3 million related to third-party hosting fees to support our cloud services and an increase of $6.9 million related to third-party consulting services. Total gross margin decreased slightly primarily due to maintenance and services revenues being a greater percentage of the overall revenue mix.

Operating Expenses

	Six Months Ended July 31,
	2016	2015	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$134,595	$93,006	44.7%
Sales and marketing	295,379	213,775	38.2%
General and administrative	66,385	55,632	19.3%
Total operating expenses	$496,359	$362,413	37.0%
Percentage of revenues
Research and development	33.8%	33.9%
Sales and marketing	74.1	78.0
General and administrative	16.7	20.3
Total	124.6%	132.2%

(1) Includes stock-based compensation expense:
Research and development	$56,948	$39,376
Sales and marketing	79,604	57,820
General and administrative	28,816	20,328
Total stock-based compensation expense	$165,368	$117,524

Research and development expense.  Research and development expense increased $41.6 million primarily due to a $35.0 million increase in salaries and benefits, which includes a $17.6 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products. We also had an increase of $4.3 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $81.6 million primarily due to a $64.4 million increase in salaries and benefits, which includes a $21.8 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $6.4 million in expenses due to increased facilities and overhead, as well as an increase of $4.4 million related to our sales kickoff and other sales-related events. Additionally, we had an increase of $2.0 million related to third-party consulting services and an increase of $1.7 million in travel expenses due to increased travel from our growing field sales organization.

General and administrative expense.  General and administrative expense increased $10.8 million due primarily to an increase of $13.2 million related to salaries and benefits, which includes a $8.5 million increase in stock-based compensation expense, as we increased headcount. These increases were partially offset by a $2.4 million reduction in accounting and legal expenses.

Interest and Other Income (Expense), net

	Six Months Ended July 31,
	2016	2015
	(in thousands)
Interest and other income (expense), net
Interest income (expense), net	$(1,200)	$785
Other income (expense), net	(2,188)	(206)
Total interest and other income (expense), net	$(3,388)	$579

Interest and other income (expense), net reflects an increase in expense primarily due to an increase in foreign exchange losses and interest expense related to our financing lease obligation, partially offset by an increase in interest income from our investments.

Income Tax Provision (Benefit)

	Six Months Ended July 31,
	2016	2015
	(in thousands)
Income tax provision (benefit)	$2,335	$(9,493)

For the six months ended July 31, 2016, we recorded an increase in income tax expense that was primarily attributable to the absence of a $10.9 million partial release of the valuation allowance as a result of a prior year acquisition and an increase in taxable income in our international jurisdictions. We recorded income taxes that were principally attributable to foreign and state taxes.

Liquidity and Capital Resources

	July 31, 2016	January 31, 2016
	(in thousands)
Cash and cash equivalents	$409,949	$424,541

	Six Months Ended July 31,
	2016	2015
	(in thousands)
Cash provided by operating activities	$54,038	$42,253
Cash used in investing activities	(44,003)	(125,612)
Cash provided by (used in) financing activities	(25,009)	22,294

Since fiscal 2010 we have funded our operations primarily through cash generated from operations. At July 31, 2016, our cash and cash equivalents of $409.9 million were held for working capital purposes, a majority of which was invested in money market funds. We intend to continue to focus our capital expenditures in fiscal 2017 to support our global facilities expansions and make additional investments in our infrastructure to scale our operations. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

In the six months ended July 31, 2016, cash inflows from our operating activities were $54.0 million, which reflects our net loss of $187.5 million, adjusted by non-cash charges of $193.6 million, consisting primarily of $180.2 million for stock-based compensation, $14.6 million for depreciation and amortization and $0.4 million for amortization of investment premiums, partially offset by $0.7 million for deferred income taxes and $1.0 million for excess tax benefits from employee stock plans. Sources of cash inflows were from changes in our working capital, including a $50.4 million decrease in accounts receivable due to strong collections, a $17.9 million increase in deferred revenue due to increased sales of our product and services and the related support agreements, and a $13.6 million increase in accrued expenses and other liabilities. These cash inflows were partially offset by a $31.0 million decrease in accrued payroll and compensation and a $3.2 million increase in prepaid expenses.

In the six months ended July 31, 2015, cash inflows from our operating activities were $42.3 million, which reflects our net loss of $126.5 million, adjusted by non-cash charges of $126.3 million, consisting primarily of $129.7 million for stock-based compensation, $7.8 million for depreciation and amortization and $0.7 million for amortization of investment premiums, partially offset by $11.3 million for deferred income taxes and $0.7 million for excess tax benefits from employee stock plans. Sources of cash inflows were from changes in our working capital, including a $28.7 million decrease in accounts receivable due to strong collections, a $17.2 million increase in deferred revenue due to increased sales of our license and subscription products and the related product support agreements, and a $12.5 million decrease in prepaid expense and other current and non-current assets. These cash inflows were partially offset by an $8.7 million decrease in accrued payroll and compensation and a $7.1 million decrease in accrued expenses and other liabilities.

Investing Activities

In the six months ended July 31, 2016, cash used in investing activities of $44.0 million was primarily attributable to $316.5 million of investments in U.S. treasury securities, $14.3 million of capital expenditures for purchases related to our facilities and infrastructure, as well as purchases related to technology and hardware, $316.5 million of investments in U.S. treasury securities and $3.5 million related to other investment activities. These cash outflows were partially offset by $290.3 million cash inflow due to the maturities of our investments.

In the six months ended July 31, 2015, cash used in investing activities of $125.6 million was primarily attributable to $219.2 million of investments in U.S. treasury securities, $142.7 million of cash purchase price paid, net of cash acquired, for our acquisitions, $9.2 million of capital expenditures for purchases related to our facilities and infrastructure, as well as purchases related to technology and hardware and $1.5 million related to other investment activities. These cash outflows were partially offset by $247.0 million cash inflow due to the maturities of our investments.

Financing Activities

In the six months ended July 31, 2016, cash used in financing activities of $25.0 million consisted primarily of $46.8 million of taxes paid related to net share settlement of equity awards. This cash outflow was partially offset by $15.2 million of proceeds from our employee stock purchase plan, $5.6 million of proceeds from the exercise of stock options, and $1.0 million of proceeds from excess tax benefits from employee stock plans.

In the six months ended July 31, 2015, cash provided by financing activities of $22.3 million consisted primarily of $10.9 million of proceeds from our employee stock purchase plan, $10.7 million of proceeds from the exercise of stock options and $0.7 million of proceeds from excess tax benefits from employee stock plans.

Loan and Security Agreement

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2015. As amended, the agreement provides for a revolving line of credit facility, which expires on May 9, 2017. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.50% in July 2016) or the LIBOR rate plus 2.75%. As of July 31, 2016, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company.

In addition, the agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of July 31, 2016.

Operating Lease Commitments

We lease our office spaces under non-cancelable leases and rent expense associated with our operating leases is recognized on a straight-line basis over the lease term. Rent expense was $3.9 million and $3.4 million for the three months ended July 31, 2016 and 2015, respectively, and $8.6 million and $6.3 million for the six months ended July 31, 2016 and 2015, respectively.

On August 24, 2015, we entered into an office lease for approximately 235,000 square feet located at 500 Santana Row, San Jose, California. This lease is expected to commence in the third quarter of fiscal 2017, subject to the completion of certain pre-occupancy improvements. Our total obligation for the base rent is approximately $120.5 million.

The following summarizes our operating lease commitments as of July 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$183,596	$18,426	$48,264	$37,048	$79,858
 _________________________
(1) We entered into sublease agreements for portions of our office space and the future rental income of $1.5 million from these agreements has been included as an offset to our future minimum rental payments.

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

As a result of our involvement during the construction period, whereby we had certain indemnification obligations related to the construction, we were considered for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We have recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, net” and “Other liabilities, non-current,” respectively, on our condensed consolidated balance sheets. During the construction period, we increased the asset and corresponding long term liability as additional building costs were incurred by the landlord. The landlord completed the construction of the Premises in February 2016 and we have determined that the lease does not meet the criteria for “sale-leaseback” treatment, due to our continuing involvement in the project resulting from our standby letter of credit. Accordingly, the Lease will continue to be accounted for as a financing obligation.

As of July 31, 2016, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Remaining six months of fiscal 2017	$3,135
Fiscal 2018	11,683
Fiscal 2019	12,510
Fiscal 2020	12,886
Fiscal 2021	13,272
Fiscal 2022	13,670
Thereafter	21,977
Total future minimum lease payments	$89,133

Off-Balance Sheet Arrangements

During the three and six months ended July 31, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at July 31, 2016. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and cash equivalents of $409.9 million as of July 31, 2016. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of July 31, 2016, we had no balance outstanding under this agreement.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three and six months ended July 31, 2016 and 2015. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our revenues and operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into agreements for term licenses and/or our cloud services for use of our software, whereby the fee is recognized ratably over the term of the agreement, and, in combination with our introduction of enterprise adoption agreements, or transactions that are designed to enable broad adoption of our software within an enterprise, we have seen the proportion of our customer orders where revenues will be recognized ratably increase steadily as a percentage of total orders. At the beginning of each quarter, we do not know the ratio between perpetual licenses and ratably recognized agreements that we will enter into during the quarter. In the second quarter of fiscal 2017, the percentage of license and cloud orders that will be recognized ratably was 47%. As a result, our operating results could be significantly impacted by unexpected shifts in the ratio between perpetual licenses and ratably recognized agreements. In addition, the size of our licenses varies greatly, and a single, large perpetual license in a given period could distort our operating results. The timing and size of large transactions are often hard to predict in any particular period. Further, a portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including maintenance and support agreements. Consequently, a decline in business from ratably recognized agreements or maintenance and support agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters.  Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of July 31, 2016, approximately 39% of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

Although we now have several software and services offerings, we derive and expect to continue to derive substantially all of our revenues and cash flows from sales of licenses, maintenance and services related to Splunk Enterprise. As such, the market acceptance of Splunk Enterprise is critical to our continued success. Demand for Splunk Enterprise is affected by a number of factors beyond our control, including continued market acceptance of Splunk Enterprise by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market. We expect the proliferation of machine data to lead to an increase in the data analysis demands of our customers, and our offerings may not be able to scale and perform to meet those demands or may not be chosen by users for those needs. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Splunk Enterprise, our business operations, financial results and growth prospects will be materially and adversely affected.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $853.1 million at July 31, 2016. Because the market for our offerings is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and functionality for our offerings. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

During the three months ended July 31, 2016, we derived approximately 22% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

•
economic and political uncertainty around the world, such as the United Kingdom’s referendum in June 2016 in which voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit”;

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

While we have extensive procedures in place, downloads of our free software may have been made in potential violation of the export control and economic sanctions laws. We filed Initial Voluntary Self Disclosures in October 2014 with the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and filed Final Voluntary Disclosures with BIS and OFAC in June 2015. On May 4, 2016, BIS notified us that it had completed its review of this matter and closed its review with the issuance of a Warning Letter. On August 5, 2016, OFAC notified us that it had completed its review of this matter and closed its review with the issuance of a Cautionary Letter. No monetary penalties or other sanctions were imposed by either agency in connection with their investigations.

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

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (“IP”) addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, in 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor Framework, which allowed us and other companies to meet the EU requirements for the transfer of personal data from the European Economic Area to the United States, and in 2016, a new EU data protection regime, the General Data Protection Regulation (“GDPR”) was adopted. Complying with the GDPR or other new data protection laws and regulations may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others and may otherwise adversely impact our business, financial condition and operating results.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of July 31, 2016, we had outstanding approximately 134.4 million shares of our common stock. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.         Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT
INDEX

Exhibit Number	Description

10.1	Third Amendment to Office Lease, dated as of December 11, 2015, between Kilroy Realty, L.P. and the Registrant.

10.2	First Amendment to Office Lease, dated as of May 23, 2016, between FRIT San Jose Town and Country Village, LLC and the Registrant.

10.3#	Transition Letter Agreement between the Registrant and Steve Sommer, dated as of July 27, 2016.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 8, 2016

SPLUNK INC.

	By:	/s/ David F. Conte
David F. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)