Form 10-Q
period 2016-10-31
SPLUNK INC
filed 2016-12-09
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

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

There were 135,660,772 shares of the registrant’s Common Stock issued and outstanding as of December 1, 2016.

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	October 31, 2016	January 31, 2016
Assets
Current assets
Cash and cash equivalents	$365,593	$424,541
Investments, current portion	661,406	584,498
Accounts receivable, net	172,489	181,665
Prepaid expenses and other current assets	29,743	26,565
Total current assets	1,229,231	1,217,269
Investments, non-current	5,000	1,500
Property and equipment, net	159,823	134,995
Intangible assets, net	40,423	49,482
Goodwill	124,642	123,318
Other assets	15,845	10,275
Total assets	$1,574,964	$1,536,839
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,395	$4,868
Accrued payroll and compensation	83,360	95,898
Accrued expenses and other liabilities	78,873	49,879
Deferred revenue, current portion	385,519	347,121
Total current liabilities	554,147	497,766
Deferred revenue, non-current	113,636	102,382
Other liabilities, non-current	93,010	77,277
Total non-current liabilities	206,646	179,659
Total liabilities	760,793	677,425
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 135,582,772 shares issued and outstanding at October 31, 2016, and 131,543,467 shares issued and outstanding at January 31, 2016	136	132
Accumulated other comprehensive loss	(3,010)	(3,770)
Additional paid-in capital	1,763,624	1,528,647
Accumulated deficit	(946,579)	(665,595)
Total stockholders’ equity	814,171	859,414
Total liabilities and stockholders’ equity	$1,574,964	$1,536,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Revenues
License	$139,725	$104,164	$356,412	$263,996
Maintenance and services	105,064	70,256	287,082	184,415
Total revenues	244,789	174,420	643,494	448,411
Cost of revenues (1)
License	2,883	3,136	8,713	6,110
Maintenance and services	45,791	27,455	124,077	72,606
Total cost of revenues	48,674	30,591	132,790	78,716
Gross profit	196,115	143,829	510,704	369,695
Operating expenses (1)
Research and development	85,659	56,186	220,254	149,192
Sales and marketing	167,330	130,131	462,709	343,906
General and administrative	34,079	29,857	100,464	85,489
Total operating expenses	287,068	216,174	783,427	578,587
Operating loss	(90,953)	(72,345)	(272,723)	(208,892)
Interest and other income (expense), net
Interest income (expense), net	(823)	377	(2,023)	1,162
Other income (expense), net	(348)	(271)	(2,536)	(477)
Total interest and other income (expense), net	(1,171)	106	(4,559)	685
Loss before income taxes	(92,124)	(72,239)	(277,282)	(208,207)
Income tax provision (benefit)	1,367	735	3,702	(8,758)
Net loss	$(93,491)	$(72,974)	$(280,984)	$(199,449)

Basic and diluted net loss per share	$(0.69)	$(0.57)	$(2.11)	$(1.58)

Weighted-average shares used in computing basic and diluted net loss per share	134,677	128,368	133,273	126,534

(1) Amounts include stock-based compensation expense, as follows:

Cost of revenues	$7,610	$6,384	$22,475	$18,578
Research and development	45,355	22,534	102,303	61,910
Sales and marketing	38,750	33,247	118,354	91,067
General and administrative	13,299	11,999	42,115	32,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net loss	$(93,491)	$(72,974)	$(280,984)	$(199,449)
Other comprehensive loss
Net unrealized gain (loss) on investments	(336)	(47)	20	(92)
Foreign currency translation adjustments	(900)	(87)	740	(1,369)
Total other comprehensive gain (loss)	(1,236)	(134)	760	(1,461)
Comprehensive loss	$(94,727)	$(73,108)	$(280,224)	$(200,910)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2016	2015
Cash flows from operating activities
Net loss	$(280,984)	$(199,449)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,914	13,467
Amortization of investment premiums	620	1,049
Stock-based compensation	285,247	203,882
Deferred income taxes	(620)	(11,416)
Excess tax benefits from employee stock plans	(551)	(995)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	9,176	2,756
Prepaid expenses, other current and non-current assets	(8,128)	15,630
Accounts payable	1,530	384
Accrued payroll and compensation	(12,538)	12,341
Accrued expenses and other liabilities	32,992	(3,839)
Deferred revenue	49,652	44,803
Net cash provided by operating activities	99,310	78,613
Cash flows from investing activities
Purchases of investments	(523,783)	(219,195)
Maturities of investments	446,275	399,145
Acquisitions, net of cash acquired	—	(142,693)
Purchases of property and equipment	(27,219)	(24,496)
Other investment activities	(3,500)	(1,500)
Net cash provided by (used in) investing activities	(108,227)	11,261
Cash flows from financing activities
Proceeds from the exercise of stock options	7,355	12,696
Excess tax benefits from employee stock plans	551	995
Proceeds from employee stock purchase plan	15,183	10,906
Taxes paid related to net share settlement of equity awards	(73,355)	—
Net cash provided by (used in) financing activities	(50,266)	24,597
Effect of exchange rate changes on cash and cash equivalents	235	(95)
Net increase (decrease) in cash and cash equivalents	(58,948)	114,376
Beginning of period	424,541	387,315
End of period	$365,593	$501,691
Supplemental disclosures
Cash paid for income taxes	$2,421	$935
Cash paid for interest expense related to build-to-suit lease	3,026	—
Non-cash investing and financing activities
Accrued purchases of property and equipment	(1,209)	343
Vesting of early exercised options	—	56
Capitalized construction costs related to build-to-suit lease	10,065	33,119

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

Recently Issued Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16 (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The new standard will require companies to recognize, as opposed to defer, the tax effects from intercompany transfers of certain assets when the transfer occurs. The standard is effective for our first quarter of fiscal 2019, although early adoption is permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments - Credit Losses. The amendments in this update require a financial asset (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans and held-to-maturity debt securities. The standard is effective for our first quarter of fiscal 2021, although early adoption is permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases, which supersedes the lease recognition requirements in ASC Topic 840, Leases. The standard requires an entity to recognize right-of-use assets and lease liabilities arising from a lease for operating leases, initially measured at the present value of the lease payments on the condensed consolidated balance sheets. The impact of such leases on the condensed consolidated statement of operations and cash flows will continue to be treated in a similar manner under current GAAP. The standard also requires additional qualitative and quantitative disclosures. The standard is effective for our first quarter of fiscal 2020, although early adoption is permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition and establishes a new revenue standard. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance in the new revenue standard regarding an entity’s identification of its performance obligations in a contract. In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectibility, non-cash consideration, presentation of sales tax, and transition. The new revenue standard, as amended by ASU No. 2015-14, is effective in the first quarter of fiscal 2019 and may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. We currently anticipate adopting the standard using the cumulative effect transition method. Early adoption is permitted, but not earlier than the original effective date for annual and interim periods. While we are still evaluating the total impact of the new revenue standard, we believe the adoption of this new standard will have a material impact on our condensed consolidated financial statements, including the way we account for arrangements involving a term license. Under the new revenue standard, we would be required to recognize term license revenues upfront and the associated maintenance revenues over the contract period. Under the current revenue standard, we recognize both the term license and maintenance revenues ratably over the contract period.

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

Foreign Currency

The functional currencies of our foreign subsidiaries are their respective local currencies. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated other comprehensive loss within the condensed consolidated statement of stockholders’ equity. Foreign currency transaction gains and losses are included in Other income (expense), net and were not material for the three and nine months ended October 31, 2016 and 2015. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Foreign Currency Contracts

We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These contracts typically have maturities of one month. They are not designated as cash flow or fair value hedges under ASC Topic 815, Derivatives and Hedging. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the condensed consolidated balance sheets with changes in the fair value recorded to Other income (expense), net in the condensed consolidated statements of operations.

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of October 31, 2016 and January 31, 2016 (in thousands):

	October 31, 2016				January 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$344,892	$—	$—	$344,892	$374,571	$—	$—	$374,571
U.S. treasury securities	—	661,406	—	661,406	—	607,892	—	607,892
Other	—	—	3,000	3,000	—	—	1,500	1,500
Reported as:
Assets:
Cash and cash equivalents				$344,892				$397,965
Investments, current portion				661,406				584,498
Investments, non-current				3,000				1,500
Total				$1,009,298				$983,963

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table represents our investments in U.S. treasury securities, which we have classified as available-for-sale investments as of October 31, 2016 (in thousands):

	October 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current portion:
U.S. treasury securities	$661,442	$185	$(221)	$661,406
Total available-for-sale investments in U.S. treasury securities	$661,442	$185	$(221)	$661,406

As of October 31, 2016, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$361,669	$(221)	$—	$—	$361,669	$(221)

As of October 31, 2016, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments in U.S. treasury securities are as follows (in thousands):

October 31, 2016
Due within one year	$661,406
Total	$661,406

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

During fiscal 2016, we made an investment in the form of a convertible promissory note in a privately-held company that we have classified as an available-for-sale investment, which is included in investments, non-current, on our condensed consolidated balance sheets. During fiscal 2017, we made an additional $1.5 million convertible promissory note investment in this privately-held company. These investments are recorded at fair value using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of quoted prices in active markets and inherent lack of liquidity. Unrealized gains and losses on our available-for-sale investments are excluded from earnings and reported, net of tax, as a separate component on the condensed consolidated statements of comprehensive income (loss). During the nine months ended October 31, 2016, we have not recognized any unrealized gains or losses or an other-than-temporary impairment charge on these investments. The carrying value of these investments were $3.0 million and $1.5 million as of October 31, 2016 and January 31, 2016, respectively.

(3)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable leases and rent expense associated with our operating leases is recognized on a straight-line basis over the lease term. Rent expense for our operating leases was $6.0 million and $3.1 million for the three months ended October 31, 2016 and 2015, respectively, and $12.7 million and $8.9 million for the nine months ended October 31, 2016 and 2015, respectively.

On August 24, 2015, we entered into an office lease for approximately 235,000 square feet located at 3098 Olsen Drive, San Jose, California. Rent expense for this lease commenced in the third quarter of fiscal 2017. Our total obligation for the base rent is approximately $120.5 million.

The following summarizes our operating lease commitments as of October 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$180,672	$17,572	$46,349	$36,811	$79,940
 _________________________
(1) We entered into sublease agreements for portions of our office space and the future rental income of $1.2 million from these agreements has been included as an offset to our future minimum rental payments.

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

As of October 31, 2016, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Remaining three months of fiscal 2017	$1,568
Fiscal 2018	11,683
Fiscal 2019	12,510
Fiscal 2020	12,886
Fiscal 2021	13,272
Fiscal 2022	13,670
Thereafter	21,977
Total future minimum lease payments	$87,566

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at October 31, 2016. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of
	October 31, 2016	January 31, 2016
Computer equipment and software	$53,073	$43,883
Furniture and fixtures	16,751	13,398
Leasehold and building improvements (1)	56,904	41,028
Building (2)	82,250	72,186
	208,978	170,495
Less: accumulated depreciation and amortization	(49,155)	(35,500)
Property and equipment, net	$159,823	$134,995
 _________________________
(1) Includes costs related to assets not yet placed into service of $16.4 million and $28.9 million, as of October 31, 2016 and January 31, 2016, respectively.
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

Depreciation and amortization expense on Property and Equipment, net was $5.3 million and $2.5 million for the three months ended October 31, 2016 and 2015, respectively, and $13.7 million and $7.4 million for the nine months ended October 31, 2016 and 2015, respectively.

(5)  Acquisitions, Goodwill and Intangible Assets

Metafor Software

On June 23, 2015, we acquired 100% of the voting equity interest of Metafor Software Inc. (“Metafor Software”), a privately-held British Columbia corporation, which develops technology that provides anomaly detection and behavioral analytics for IT operations. This acquisition has been accounted for as a business combination. The purchase price of $16.4 million, paid in cash, was allocated as follows: $2.7 million to identifiable intangible assets, $0.5 million to net assets acquired and $0.1 million to net deferred tax assets, with the excess $13.1 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment.

Caspida

On July 9, 2015, we acquired 100% of the voting equity interest of Caspida, Inc. (“Caspida”), a privately-held Delaware corporation, which develops technology that provides behavioral analytics to help detect, respond to and mitigate advanced security threats and insider security threats. This acquisition has been accounted for as a business combination. The purchase price of $128.4 million, paid in cash, was allocated as follows: $45.8 million to identifiable intangible assets, $11.4 million to net deferred tax liability and $1.2 million to net assets acquired, with the excess $92.8 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment.

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

	Three Months Ended October 31, 2015	Nine Months Ended October 31, 2015
Revenues	$174,420	$448,411
Net loss	$(72,953)	$(222,515)
Basic and diluted net loss per share	$(0.57)	$(1.76)

Goodwill

Goodwill balances are presented below (in thousands):

Carrying amount
Balance as of January 31, 2016	$123,318
Foreign currency translation adjustments	1,324
Balance as of October 31, 2016	$124,642

Intangible Assets

Intangible assets subject to amortization obtained from acquisitions as of October 31, 2016 are as follows (in thousands, except useful life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (months)
Developed technology	$59,370	$(20,572)	$38,798	52
Customer relationships	1,810	(1,700)	110	19
Other acquired intangible assets	1,180	(965)	215	19
Total intangible assets subject to amortization	$62,360	$(23,237)	$39,123

Additionally, we obtained $1.3 million of in-process research and development upon the acquisition of Caspida, which has an indefinite useful life. We will assess the carrying value and useful life of the asset once the associated research and development efforts are completed.

Amortization expense from acquired intangible assets was $3.0 million and $3.1 million for the three months ended October 31, 2016 and 2015, respectively, and $9.2 million and $6.1 million for the nine months ended October 31, 2016 and 2015, respectively.

The expected future amortization expense for acquired intangible assets as of October 31, 2016 is as follows (in thousands):

Fiscal Period:
Remaining three months of fiscal 2017	$2,717
Fiscal 2018	10,293
Fiscal 2019	8,032
Fiscal 2020	7,622
Fiscal 2021	7,383
Thereafter	3,076
Total amortization expense	$39,123

(6)  Debt Financing Facilities

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2015. As amended, the agreement provides for a revolving line of credit facility, which expires May 9, 2017. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.50% in October 2016) or the LIBOR rate plus 2.75%. As of October 31, 2016, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of October 31, 2016.

(7)  Stock Compensation Plans

The following table summarizes the stock option, restricted stock unit (“RSU”) and performance unit (“PSU”) award activity during the nine months ended October 31, 2016:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
				(in years)	(in thousands)
Balances as of January 31, 2016	6,553,144	3,715,999	$4.72	4.24	$154,696	14,752,253
Additional shares authorized	6,577,173
Options exercised		(1,358,297)	5.41
Options forfeited and expired	13,364	(13,364)	2.76
RSUs and PSUs granted	(2,945,024)					2,945,024
RSUs and PSUs vested						(3,704,488)
Shares withheld related to net share settlement of RSUs and PSUs	1,355,141
RSUs and PSUs forfeited and canceled	1,082,635					(1,082,635)
Balances as of October 31, 2016	12,636,433	2,344,338	$4.33	3.44	$131,108	12,910,154
Vested and expected to vest		2,344,219	$4.33	3.44	$131,102	12,515,524
Exercisable as of October 31, 2016		2,297,648	$4.32	3.35	$128,471
 _________________________
(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of October 31, 2016.

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

During the nine months ended October 31, 2016, $0.6 million of tax benefits have been realized from exercised stock options. At October 31, 2016, total unrecognized compensation cost related to these stock options was $2.7 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.7 years. At October 31, 2016, total unrecognized compensation cost was $548.4 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.5 years. At October 31, 2016, total unrecognized compensation cost was $19.2 million related to PSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.1 years. Additionally, during fiscal 2016, we issued 671,782 restricted shares of our common stock (“RSAs”) and at October 31, 2016, total unrecognized compensation cost was $15.4 million related to RSAs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.2 years. At October 31, 2016, 403,719 RSAs were vested and 268,063 RSAs were outstanding.

The total intrinsic value of options exercised during the nine months ended October 31, 2016 was $67.8 million. The weighted-average grant date fair value of RSUs granted was $53.18 per share for the nine months ended October 31, 2016. The weighted-average grant date fair value of PSUs granted was 49.25 per share for the nine months ended October 31, 2016. The weighted-average grant date fair value of RSAs granted was $69.00 per share during fiscal 2016. No RSAs were granted during the nine months ended October 31, 2016.

(8)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
United States	$190,123	$134,948	$493,001	$344,408
International	54,666	39,472	150,493	104,003
Total revenues	$244,789	$174,420	$643,494	$448,411

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. One channel partner represented approximately 27% and 11% of total revenues during the three months ended October 31, 2016 and 2015, respectively, and approximately 25% of total revenues during the nine months ended October 31, 2016. A second channel partner represented approximately 21% of total revenues during the three months ended October 31, 2016 and 2015, and approximately 18% and 15% of total revenues during the nine months ended October 31, 2016 and 2015, respectively. The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three months or nine months ended October 31, 2016 or 2015.

At October 31, 2016, one channel partner represented 29% and another channel partner represented 12% of total accounts receivable. At January 31, 2016, one channel partner represented 26% and one customer represented 16% of total accounts receivable.

Property and Equipment

The following table presents our property and equipment by geographic region for the periods presented (in thousands):

	As of
	October 31, 2016	January 31, 2016
United States	$153,274	$129,268
International	6,549	5,727
Total property and equipment, net	$159,823	$134,995

Other than the United States, no other country represented 10% or more of our total property and equipment as of October 31, 2016 or January 31, 2016.

(9)  Income Taxes

For the three months ended October 31, 2016 and 2015, we recorded $1.4 million and $0.7 million in income tax expense, respectively. The increase in income tax expense was primarily due to an increase in taxable income in our international jurisdictions. For the nine months ended October 31, 2016 and 2015, we recorded $3.7 million in income tax expense and $8.8 million in income tax benefit, respectively. The increase in income tax expense was primarily attributable to the absence of the partial release of the valuation allowance as a result of a prior year acquisition and an increase in taxable income in our international jurisdictions. We recorded income taxes that were principally attributable to foreign and state taxes.

During the three months ended October 31, 2016, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Numerator:
Net loss	$(93,491)	$(72,974)	$(280,984)	$(199,449)
Denominator:
Weighted-average common shares outstanding	135,077	129,040	133,613	126,541
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(400)	(672)	(340)	(7)
Weighted-average shares used to compute net loss per share, basic and diluted	134,677	128,368	133,273	126,534
Net loss per share, basic and diluted	$(0.69)	$(0.57)	$(2.11)	$(1.58)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of October 31,
	2016	2015
Shares subject to outstanding common stock options	2,344	4,031
Shares subject to outstanding RSUs, PSUs and RSAs	13,178	12,757
Employee stock purchase plan	330	328
Total	15,852	17,116

(11)  Related Party Transactions

Certain members of our board of directors (“Board”) serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours. All contracts with related parties are executed in the ordinary course of business. We recognized revenues from sales to these companies of $2.4 million and $1.2 million for the three months ended October 31, 2016 and 2015, respectively, and $4.8 million and $3.7 million for the nine months ended October 31, 2016 and 2015, respectively. We recorded no expenses related to purchases from these companies during the three months ended October 31, 2016 and $0.5 million in expenses related to purchases from these companies during the three months ended October 31, 2015. We recorded $0.2 million and $1.6 million in expenses related to purchases from these companies during the nine months ended October 31, 2016 and 2015, respectively. We had $0.1 million and $0.5 million of accounts receivable from these companies as of October 31, 2016 and January 31, 2016, respectively. There were no accounts payable to these companies as of October 31, 2016 or January 31, 2016.

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

Financial Summary

For the three months ended October 31, 2016 and 2015, our total revenues were $244.8 million and $174.4 million, respectively. For the three months ended October 31, 2016 and 2015, approximately 22% and 23% of our total revenues, respectively, were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of October 31, 2016, we had over 12,000 customers, including 85 or more of the Fortune 100 companies.

For the three months ended October 31, 2016 and 2015, our GAAP operating loss was $91.0 million and $72.3 million, respectively. Our non-GAAP operating income was $16.7 million and $6.6 million for the three months ended October 31, 2016 and 2015, respectively.

For the three months ended October 31, 2016 and 2015, our GAAP net loss was $93.5 million and $73.0 million, respectively. Our non-GAAP net income was $16.3 million and $6.0 million for the three months ended October 31, 2016 and 2015, respectively.

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

The following table reconciles our net cash provided by operating activities to free cash flow for the three and nine months ended October 31, 2016, and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2016	2015	2016	2015
Net cash provided by operating activities	$45,272	$36,360	$99,310	$78,613
Less purchases of property and equipment	(12,969)	(15,272)	(27,219)	(24,496)
Free cash flow (Non-GAAP)	$32,303	$21,088	$72,091	$54,117
Net cash provided by (used in) investing activities	$(64,224)	$136,873	$(108,227)	$11,261
Net cash provided by (used in) financing activities	$(25,257)	$2,303	$(50,266)	$24,597

The following table reconciles our GAAP to Non-GAAP Financial Measures for the three months ended October 31, 2016 (in thousands, except per share amounts):

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Non-GAAP
Cost of revenues	$48,674	$(7,610)	$(130)	$(2,814)	$276		$38,396
Gross Margin	80.1%	3.1%	0.1%	1.1%	(0.1)%		84.3%
Research and development	85,659	(45,355)	(534)	(63)	559		40,266
Sales and marketing	167,330	(38,750)	(712)	(110)	1,124		128,882
General and administrative	34,079	(13,299)	(504)	—	236		20,512
Operating income (loss)	(90,953)	105,014	1,880	2,987	(2,195)		16,733
Operating margin	(37.2)%	42.9%	0.8%	1.2%	(0.9)%		6.8%
Net income (loss)	$(93,491)	$105,014	$1,880	$2,987	$(123)	(2)	$16,267
Net income (loss) per share(1)	$(0.69)						$0.12
_________________________
(1) GAAP net loss per share calculated based on 134,677 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 138,401 diluted weighted-average shares of common stock, which includes 3,724 potentially dilutive shares related to employee stock awards. GAAP to Non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.
(2) Includes $2.1 million of interest expense related to the financing lease obligation.

The following table reconciles our GAAP to Non-GAAP Financial Measures for the three months ended October 31, 2015 (in thousands, except per share amounts):

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Adjustments related to financing lease obligation	Non-GAAP
Cost of revenues	$30,591	$(6,384)	$(145)	$(2,896)	$—	$21,166
Gross Margin	82.5%	3.6%	0.1%	1.7%	—%	87.9%
Research and development	56,186	(22,534)	(510)	(86)	—	33,056
Sales and marketing	130,131	(33,247)	(501)	(164)	—	96,219
General and administrative	29,857	(11,999)	(283)	—	(222)	17,353
Operating income (loss)	(72,345)	74,164	1,439	3,146	222	6,626
Operating margin	(41.5)%	42.5%	0.8%	1.9%	0.1%	3.8%
Net income (loss)	$(72,974)	$74,164	$1,439	$3,146	$222	$5,997
Net income (loss) per share(1)	$(0.57)					$0.05
_________________________
(1) GAAP net loss per share calculated based on 128,368 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 132,675 diluted weighted-average shares of common stock, which includes 4,307 potentially dilutive shares related to employee stock awards. GAAP to Non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.

The following table reconciles our GAAP to Non-GAAP Financial Measures for the nine months ended October 31, 2016 (in thousands, except per share amounts):

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Non-GAAP
Cost of revenues	$132,790	$(22,475)	$(600)	$(8,612)	$561		$101,664
Gross Margin	79.4%	3.5%	0.1%	1.3%	(0.1)%		84.2%
Research and development	220,254	(102,303)	(1,966)	(193)	1,172		116,964
Sales and marketing	462,709	(118,354)	(2,529)	(412)	2,373		343,787
General and administrative	100,464	(42,115)	(1,333)	—	513		57,529
Operating income (loss)	(272,723)	285,247	6,428	9,217	(4,619)		23,550
Operating margin	(42.4)%	44.4%	1.0%	1.4%	(0.7)%		3.7%
Net income (loss)	$(280,984)	$285,247	$6,428	$9,217	$994	(2)	$20,902
Net income (loss) per share(1)	$(2.11)						$0.15
_________________________
(1) GAAP net loss per share calculated based on 133,273 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 136,690 diluted weighted-average shares of common stock, which includes 3,417 potentially dilutive shares related to employee stock awards. GAAP to Non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.
(2) Includes $5.6 million of interest expense related to the financing lease obligation.

The following table reconciles our GAAP to Non-GAAP Financial Measures for the nine months ended October 31, 2015 (in thousands, except per share amounts):

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Acquisition-related costs and income tax effects		Adjustments related to financing lease obligation	Non-GAAP
Cost of revenues	$78,716	$(18,578)	$(806)	$(5,379)	$—		$—	$53,953
Gross Margin	82.4%	4.2%	0.2%	1.2%	—%		—%	88.0%
Research and development	149,192	(61,910)	(2,145)	(234)	—		—	84,903
Sales and marketing	343,906	(91,067)	(2,562)	(469)	—		—	249,808
General and administrative	85,489	(32,327)	(1,465)	—	(1,993)		(666)	49,038
Operating income (loss)	(208,892)	203,882	6,978	6,082	1,993		666	10,709
Operating margin	(46.6)%	45.5%	1.6%	1.4%	0.4%		0.1%	2.4%
Net income (loss)	$(199,449)	$203,882	$6,978	$6,082	$(8,931)	(2)	$666	$9,228
Net income (loss) per share(1)	$(1.58)							$0.07
_________________________
(1) GAAP net loss per share calculated based on 126,534 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 131,693 diluted weighted-average shares of common stock, which includes 5,159 potentially dilutive shares related to employee stock awards. GAAP to Non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.
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

Professional services and training revenues, as a percentage of total revenues, were 9% and 8% for the three months ended October 31, 2016 and 2015, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Revenues
License	$139,725	$104,164	$356,412	$263,996
Maintenance and services	105,064	70,256	287,082	184,415
Total revenues	244,789	174,420	643,494	448,411
Cost of revenues
License	2,883	3,136	8,713	6,110
Maintenance and services	45,791	27,455	124,077	72,606
Total cost of revenues	48,674	30,591	132,790	78,716
Gross profit	196,115	143,829	510,704	369,695
Operating expenses
Research and development	85,659	56,186	220,254	149,192
Sales and marketing	167,330	130,131	462,709	343,906
General and administrative	34,079	29,857	100,464	85,489
Total operating expenses	287,068	216,174	783,427	578,587
Operating loss	(90,953)	(72,345)	(272,723)	(208,892)
Interest and other income (expense), net
Interest income (expense), net	(823)	377	(2,023)	1,162
Other income (expense), net	(348)	(271)	(2,536)	(477)
Total interest and other income (expense), net	(1,171)	106	(4,559)	685
Loss before income taxes	(92,124)	(72,239)	(277,282)	(208,207)
Income tax provision (benefit)	1,367	735	3,702	(8,758)
Net loss	$(93,491)	$(72,974)	$(280,984)	$(199,449)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(as % of revenues)
Condensed Consolidated Statement of Operations Data:
Revenues
License	57.1%	59.7%	55.4%	58.9%
Maintenance and services	42.9	40.3	44.6	41.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	2.1	3.0	2.4	2.3
Maintenance and services (1)	43.6	39.1	43.2	39.4
Total cost of revenues	19.9	17.5	20.6	17.6
Gross profit	80.1	82.5	79.4	82.4
Operating expenses
Research and development	35.0	32.2	34.2	33.2
Sales and marketing	68.4	74.6	71.9	76.7
General and administrative	13.9	17.2	15.7	19.1
Total operating expenses	117.3	124.0	121.8	129.0
Operating loss	(37.2)	(41.5)	(42.4)	(46.6)
Interest and other income (expense), net
Interest income (expense), net	(0.3)	0.2	(0.3)	0.3
Other income (expense), net	(0.1)	(0.1)	(0.4)	(0.1)
Total interest and other income (expense), net	(0.4)	0.1	(0.7)	0.2
Loss before income taxes	(37.6)	(41.4)	(43.1)	(46.4)
Income tax provision (benefit)	0.6	0.4	0.6	(1.9)
Net loss	(38.2)%	(41.8)%	(43.7)%	(44.5)%
 _________________________
(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended October 31, 2016 and 2015

Revenues

	Three Months Ended October 31,
	2016	2015	% Change
	($ amounts in thousands)
Revenues
License	$139,725	$104,164	34.1%
Maintenance and services	105,064	70,256	49.5%
Total revenues	$244,789	$174,420	40.3%
Percentage of revenues
License	57.1%	59.7%
Maintenance and services	42.9	40.3
Total	100.0%	100.0%

The increase in license revenues of $35.6 million was primarily driven by increases in our total number of customers, sales to existing customers and the number of large orders. For example, we had 483 and 371 orders greater than $100,000 for the three months ended October 31, 2016 and 2015, respectively. Our total number of customers increased from approximately 10,000 at October 31, 2015 to more than 12,000 at October 31, 2016. The increase in maintenance and services revenues of $34.8 million was due to increases in sales of maintenance agreements and sales of professional services resulting from the growth of our installed customer base, as well as increases in sales of our cloud services.

Cost of Revenues and Gross Margin

	Three Months Ended October 31,
	2016	2015	% Change
	($ amounts in thousands)
Cost of revenues
License	$2,883	$3,136	(8.1)%
Maintenance and services	45,791	27,455	66.8%
Total cost of revenues	$48,674	$30,591	59.1%
Gross margin
License	97.9%	97.0%
Maintenance and services	56.4%	60.9%
Total gross margin	80.1%	82.5%

Total cost of revenues increased $18.1 million primarily due to a $18.3 million increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues was primarily related to an increase of $8.4 million related to third-party hosting fees to support our cloud services and a $5.0 million increase in salaries and benefits expense, which includes a $1.2 million increase in stock-based compensation expense due to increased headcount. We also had a $4.0 million increase in expenses related to third-party consulting services. Total gross margin decreased primarily due to maintenance and services revenues being a greater percentage of the overall revenue mix.

Operating Expenses

	Three Months Ended October 31,
	2016	2015	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$85,659	$56,186	52.5%
Sales and marketing	167,330	130,131	28.6%
General and administrative	34,079	29,857	14.1%
Total operating expenses	$287,068	$216,174	32.8%
Percentage of revenues
Research and development	35.0%	32.2%
Sales and marketing	68.4	74.6
General and administrative	13.9	17.2
Total	117.3%	124.0%

(1) Includes stock-based compensation expense:
Research and development	$45,355	$22,534
Sales and marketing	38,750	33,247
General and administrative	13,299	11,999
Total stock-based compensation expense	$97,404	$67,780

Research and development expense.  Research and development expense increased $29.5 million primarily due to a $26.8 million increase in salaries and benefits, which includes a $22.8 million increase in stock-based compensation expense. The increase in stock-based compensation expense is primarily related to the accelerated vesting of certain restricted shares of common stock. Additionally, we experienced an increase in salaries and benefits due to headcount growth as we focus on further developing and enhancing our products. We also had an increase of $2.9 million related to overhead and facilities costs.

Sales and marketing expense.  Sales and marketing expense increased $37.2 million primarily due to a $26.6 million increase in salaries and benefits, which includes a $5.5 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We also had an increase of $5.1 million related to overhead costs, an increase of $2.5 million related to third-party consulting services and an increase of $1.7 million in other marketing-related expenses.

General and administrative expense.  General and administrative expense increased $4.2 million due primarily to an increase of $1.6 million related to salaries and benefits, which includes a $1.3 million increase in stock-based compensation expense, as we increased headcount. We also had an increase of $1.0 million related to third-party consulting services.

Interest and Other Income (Expense), net

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Interest and other income (expense), net:
Interest income (expense), net	$(823)	$377
Other income (expense), net	(348)	(271)
Total interest and other income (expense), net	$(1,171)	$106

Interest and other income (expense), net reflects a net decrease primarily due to an increase in interest expense related to our financing lease obligation and foreign exchange losses, partially offset by an increase in interest income from our investments.

Income Tax Provision

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Income tax provision (benefit)	$1,367	$735

For the three months ended October 31, 2016, we recorded an increase in income tax expense that was primarily due to an increase in taxable income in our international jurisdictions. We recorded income taxes that were principally attributable to foreign and state taxes.

Comparison of the Nine Months Ended October 31, 2016 and 2015

Revenues

	Nine Months Ended October 31,
	2016	2015	% Change
	($ amounts in thousands)
Revenues
License	$356,412	$263,996	35.0%
Maintenance and services	287,082	184,415	55.7%
Total revenues	$643,494	$448,411	43.5%
Percentage of revenues
License	55.4%	58.9%
Maintenance and services	44.6	41.1
Total	100.0%	100.0%

The increase in license revenues of $92.4 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of large orders. For example, we had 1,247 and 924 orders greater than $100,000 for the nine months ended October 31, 2016 and 2015, respectively. Our total number of customers increased from approximately 10,000 at October 31, 2015 to more than 12,000 at October 31, 2016. The increase in maintenance and services revenues of $102.7 million was due to increases in sales of maintenance agreements and sales of professional services resulting from the growth of our installed customer base, as well as increases in sales of our cloud services.

Cost of Revenues and Gross Margin

	Nine Months Ended October 31,
	2016	2015	% Change
	($ amounts in thousands)
Cost of revenues
License	$8,713	$6,110	42.6%
Maintenance and services	124,077	72,606	70.9%
Total cost of revenues	$132,790	$78,716	68.7%
Gross margin
License	97.6%	97.7%
Maintenance and services	56.8%	60.6%
Total gross margin	79.4%	82.4%

Total cost of revenues increased $54.1 million primarily due to a $51.5 million increase in cost of maintenance and services revenues. The $2.6 million increase in cost of license revenues was primarily due to amortization expense related to acquired intangible assets. The $51.5 million increase in cost of maintenance and services revenues was primarily related to an increase of $22.1 million related to third-party hosting fees to support our cloud services, an increase of $15.3 million in salaries and benefits expense, which includes a $3.9 million increase in stock-based compensation expense due to increased headcount and an increase of $10.9 million related to third-party consulting services. Total gross margin decreased primarily due to maintenance and services revenues being a greater percentage of the overall revenue mix.

Operating Expenses

	Nine Months Ended October 31,
	2016	2015	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$220,254	$149,192	47.6%
Sales and marketing	462,709	343,906	34.5%
General and administrative	100,464	85,489	17.5%
Total operating expenses	$783,427	$578,587	35.4%
Percentage of revenues
Research and development	34.2%	33.2%
Sales and marketing	71.9	76.7
General and administrative	15.7	19.1
Total	121.8%	129.0%

(1) Includes stock-based compensation expense:
Research and development	$102,303	$61,910
Sales and marketing	118,354	91,067
General and administrative	42,115	32,327
Total stock-based compensation expense	$262,772	$185,304

Research and development expense.  Research and development expense increased $71.1 million primarily due to a $61.7 million increase in salaries and benefits, which includes a $40.4 million increase in stock-based compensation expense. The increase in stock-based compensation expense is partly related to the accelerated vesting of certain restricted shares of common stock. Additionally, we experienced an increase in salaries and benefits due to headcount growth as we focus on further developing and enhancing our products. We also had an increase of $8.8 million related to overhead costs.

Sales and marketing expense.  Sales and marketing expense increased $118.8 million primarily due to a $91.0 million increase in salaries and benefits, which includes a $27.3 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $12.4 million in expenses due to increased facilities and overhead, as well as an increase of $4.5 million related to third-party consulting services. Additionally, we had an increase of $4.3 million related to our sales kickoff and other sales-related events, an increase of $3.6 million in travel expenses due to increased travel from our growing field sales organization and an increase of $2.1 million in other marketing-related expenses.

General and administrative expense.  General and administrative expense increased $15.0 million due primarily to an increase of $14.7 million related to salaries and benefits, which includes a $9.8 million increase in stock-based compensation expense, as we increased headcount.

Interest and Other Income (Expense), net

	Nine Months Ended October 31,
	2016	2015
	(in thousands)
Interest and other income (expense), net
Interest income (expense), net	$(2,023)	$1,162
Other income (expense), net	(2,536)	(477)
Total interest and other income (expense), net	$(4,559)	$685

Interest and other income (expense), net reflects an increase in expense primarily due to an increase in interest expense related to our financing lease obligation and foreign exchange losses, partially offset by an increase in interest income from our investments.

Income Tax Provision (Benefit)

	Nine Months Ended October 31,
	2016	2015
	(in thousands)
Income tax provision (benefit)	$3,702	$(8,758)

For the nine months ended October 31, 2016, we recorded an increase in income tax expense that was primarily attributable to the absence of a $10.9 million partial release of the valuation allowance as a result of a prior year acquisition and an increase in taxable income in our international jurisdictions. We recorded income taxes that were principally attributable to foreign and state taxes.

Liquidity and Capital Resources

	October 31, 2016	January 31, 2016
	(in thousands)
Cash and cash equivalents	$365,593	$424,541

	Nine Months Ended October 31,
	2016	2015
	(in thousands)
Cash provided by operating activities	$99,310	$78,613
Cash provided by (used in) investing activities	(108,227)	11,261
Cash provided by (used in) financing activities	(50,266)	24,597

Since fiscal 2010 we have funded our operations primarily through cash generated from operations. At October 31, 2016, our cash and cash equivalents of $365.6 million were held for working capital purposes, a majority of which was invested in money market funds. We intend to continue to focus our capital expenditures in fiscal 2017 to support our global facilities expansions and make additional investments in our infrastructure to scale our operations. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

In the nine months ended October 31, 2016, cash inflows from our operating activities were $99.3 million, which reflects our net loss of $281.0 million, adjusted by non-cash charges of $307.6 million, consisting primarily of $285.2 million for stock-based compensation and $22.9 million for depreciation and amortization. Sources of cash inflows were from changes in our working capital, including a $49.7 million increase in deferred revenue due to increased sales of our product and services and the related support agreements, a $33.0 million increase in accrued expenses and other liabilities, and a $9.2 million decrease in accounts receivable due to strong collections. These cash inflows were partially offset by a $12.5 million decrease in accrued payroll and compensation and a $8.1 million increase in prepaid expenses.

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

Investing Activities

In the nine months ended October 31, 2016, cash used in investing activities of $108.2 million was primarily attributable to $523.8 million in purchases of investments in U.S. treasury securities, $27.2 million of capital expenditures for purchases related to our facilities and infrastructure, as well as purchases related to technology and hardware and $3.5 million related to other investment activities. These cash outflows were partially offset by $446.3 million cash inflow due to the maturities of our investments.

In the nine months ended October 31, 2015, cash provided by investing activities of $11.3 million was primarily attributable to $399.1 million cash inflow due to the maturities of our investments. This cash inflow was offset by $219.2 million in purchases of investments in U.S. treasury securities, $142.7 million of cash purchase price paid, net of cash acquired, for our acquisitions, $24.5 million of capital expenditures for the purchase of technology and hardware, as well as purchases related to our facilities and infrastructure, and $1.5 million related to other investment activities.

Financing Activities

In the nine months ended October 31, 2016, cash used in financing activities of $50.3 million consisted primarily of $73.4 million of taxes paid related to net share settlement of equity awards. This cash outflow was partially offset by $15.2 million of proceeds from our employee stock purchase plan, $7.4 million of proceeds from the exercise of stock options and $0.6 million of proceeds from excess tax benefits from employee stock plans.

In the nine months ended October 31, 2015, cash provided by financing activities of $24.6 million consisted primarily of $12.7 million of proceeds from the exercise of stock options, $10.9 million of proceeds from our employee stock purchase plan and $1.0 million of proceeds from excess tax benefits from employee stock plans.

Loan and Security Agreement

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2015. As amended, the agreement provides for a revolving line of credit facility, which expires on May 9, 2017. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.50% in October 2016) or the LIBOR rate plus 2.75%. As of October 31, 2016, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company.

In addition, the agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of October 31, 2016.

Operating Lease Commitments

We lease our office spaces under non-cancelable leases and rent expense associated with our operating leases is recognized on a straight-line basis over the lease term. Rent expense for our operating leases was $6.0 million and $3.1 million for the three months ended October 31, 2016 and 2015, respectively, and $12.7 million and $8.9 million for the nine months ended October 31, 2016 and 2015, respectively.

On August 24, 2015, we entered into an office lease for approximately 235,000 square feet located at 3098 Olsen Drive, San Jose, California. Rent expense for this lease commenced in the third quarter of fiscal 2017. Our total obligation for the base rent is approximately $120.5 million.

The following summarizes our operating lease commitments as of October 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$180,672	$17,572	$46,349	$36,811	$79,940
 _________________________
(1) We entered into sublease agreements for portions of our office space and the future rental income of $1.2 million from these agreements has been included as an offset to our future minimum rental payments.

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

As of October 31, 2016, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Remaining three months of fiscal 2017	$1,568
Fiscal 2018	11,683
Fiscal 2019	12,510
Fiscal 2020	12,886
Fiscal 2021	13,272
Fiscal 2022	13,670
Thereafter	21,977
Total future minimum lease payments	$87,566

Off-Balance Sheet Arrangements

During the three and nine months ended October 31, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at October 31, 2016. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 contained in the “Notes to Condensed Consolidated Financial Statements” included in Part I of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and cash equivalents of $365.6 million as of October 31, 2016. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of October 31, 2016, we had no balance outstanding under this agreement.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three and nine months ended October 31, 2016 and 2015. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our revenues and operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into agreements for term licenses and/or our cloud services for use of our software, whereby the fee is recognized ratably over the term of the agreement, and, in combination with our introduction of enterprise adoption agreements, or transactions that are designed to enable broad adoption of our software within an enterprise, we have seen the proportion of our customer orders where revenues will be recognized ratably increase steadily as a percentage of total orders. At the beginning of each quarter, we do not know the ratio between perpetual licenses and ratably recognized agreements that we will enter into during the quarter. In the third quarter of fiscal 2017, the percentage of license and cloud orders that will be recognized ratably was 41%. As a result, our operating results could be significantly impacted by unexpected shifts in the ratio between perpetual licenses and ratably recognized agreements. In addition, the size of our licenses varies greatly, and a single, large perpetual license in a given period could distort our operating results. The timing and size of large transactions are often hard to predict in any particular period. Further, a portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including maintenance and support agreements. Consequently, a decline in business from ratably recognized agreements or maintenance and support agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters.  Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

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

•	the renewal and usage rates of our customers;

•	changes in the competitive dynamics of our market;

•	changes in customers’ budgets and in the timing of their purchasing decisions;

•	customers delaying purchasing decisions in anticipation of new offerings or software enhancements by us or our competitors;

•	customer acceptance of and willingness to pay for new versions of our offerings or new solutions for specific product and end markets;

•	our ability to successfully introduce and monetize new offerings and licensing and service models for our new offerings;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of our stock-based compensation expenses;

•	the timing of satisfying revenue recognition criteria;

•	our ability to qualify and successfully compete for government contracts;

•	the collectability of receivables from customers and resellers, which may be hindered or delayed; and

•	general economic and political conditions, both domestically and internationally, as well as economic and political conditions specifically affecting industries in which our customers participate.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of October 31, 2016, approximately 34% of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $946.6 million at October 31, 2016. Because the market for our offerings is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and functionality for our offerings. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

Furthermore, while our offerings can measure and limit customer usage, we recently announced that we will not enforce such limitations under certain circumstances, and in other circumstances, such limitations may be improperly circumvented or otherwise bypassed by certain users. Similarly, we provide our customers with an encrypted key for enabling their use of our offerings. There is no guarantee that users of our offerings will abide by the terms of these encrypted keys, and if they do not, we may not be able to capture the full value for the use of our offerings. For example, our enterprise license is generally meant for our customers’ internal use only. If our internal use customers improperly make our offerings available to their customers, for example, through a cloud or managed service offering not authorized by us, it may displace our end user sales. Additionally, if an internal use customer that has received a volume discount from us improperly makes available our offerings to its end customers, we may experience price erosion and be unable to capture the appropriate value from those end customers.

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

During the three months ended October 31, 2016, we derived approximately 22% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

•
economic and political uncertainty around the world, such as the recent U.S. presidential election and the United Kingdom’s referendum in June 2016 in which voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit”;

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

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although our sales contracts are denominated in U.S. dollars, and therefore our revenues are not subject to foreign currency risk, a strengthening of the U.S. dollar could increase the real cost of our offerings to our customers outside of the United States, adversely affecting our business operations and financial results. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported operating results. Although we engage in limited hedging strategies, any such strategies, such as forward contracts, options and foreign exchange swaps, related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

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

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We will be required to implement this new revenue standard, as amended by accounting standards update No. 2015-14, in the first quarter of fiscal 2019. While we are still evaluating the total impact of the new revenue standard, we believe the adoption of this new standard will have a material impact on our financial statements and the way we account for arrangements involving a term license. These or other changes in accounting principles could adversely effect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of October 31, 2016, we had outstanding approximately 135.6 million shares of our common stock. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.         Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT
INDEX

Exhibit Number	Description

10.1#	Employment Offer Letter between the Registrant and Richard Campione, dated as of October 12, 2016.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 2016

SPLUNK INC.

	By:	/s/ David F. Conte
David F. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)