Form 10-K
period 2017-01-31
SPLUNK INC
filed 2017-03-29
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: January 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35498

SPLUNK INC.
(Exact name of registrant as specified in its charter)

Delaware	86-1106510
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

270 Brannan Street
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant was $5,154,380,131, based on the number of shares held by non-affiliates and the last reported sale price of the registrant’s common stock on July 29, 2016 (the last business day of the registrant's most recently completed second fiscal quarter).

The number of shares outstanding of the Registrant’s Common Stock as of March 21, 2017 was 138,246,501 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our future financial and operating results; including trends in and expectations regarding revenues, deferred revenue, billings, gross margins, operating income and the proportion of transactions that will be recognized ratably;

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

Item 1. Business
Overview
Splunk provides innovative software solutions that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our offerings enable users to collect, index, search, explore, monitor, correlate and analyze data regardless of format or source. Our offerings address large and diverse data sets commonly referred to as big data and are specifically tailored for machine data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities, and security threats. Beyond an organization's traditional information technology (“IT”) and security infrastructure, data from the Industrial Internet, including industrial control systems, sensors, SCADA systems, networks, manufacturing systems, smart meters and IoT which includes consumer -oriented systems, such as electronic wearables, mobile devices, automobiles and medical devices are also continuously generating machine data. Our offerings help organizations gain value from all of these different sources and forms of machine data.

Our mission is to make machine data accessible, usable and valuable to everyone in an organization. Our customers leverage our offerings for various use cases, including infrastructure and operations management, security and compliance, applications management and business analytics, and to provide insights into data generated by the Internet of Things (“IoT”) and industrial data, among many others. Our offerings are intended to help users in various roles, including IT, security and business professionals, quickly analyze their machine data and achieve real-time visibility into and intelligence about their organization’s operations. We believe this operational intelligence enables organizations to improve service levels, reduce operational costs, mitigate security risks, demonstrate and maintain compliance, and drive better business decisions. The result is an improved level of operational visibility enabling more informed business decisions that can provide greater efficiency, security and competitive advantage for our customers.
Our flagship product is Splunk Enterprise, a machine data platform, comprised of collection, indexing, search, reporting, analysis, alerting, monitoring and data management capabilities. Splunk Enterprise can collect and index petabytes of machine data daily, irrespective of format or source. Our machine data platform uses our patented data processing architecture that performs dynamic schema creation on the fly, enabling users to run queries on data without having to define or understand the structure of the data prior to collection and indexing. This is in contrast to traditional IT systems that require users to establish the format of their data prior to collection in order to answer a pre-set list of questions. Splunk Enterprise also enables customers to interactively explore, analyze and visualize data stored in data sources such as Hadoop and Amazon S3. Our technology delivers speed, scalability and advanced analytics including machine learning when processing massive amounts of machine data. Our software leverages improvements in the cost and performance of commodity computing and can be deployed in a wide variety of computing environments, from a single laptop to large globally distributed data centers as well as public, private and hybrid cloud environments.
Splunk Cloud delivers the core capabilities of Splunk Enterprise as a scalable, reliable cloud service. Splunk Cloud is available internationally and enables customers to gain Operational Intelligence without the investment of deploying, provisioning and managing software and infrastructure. Splunk Cloud can be used solely as a cloud service or via a hybrid approach that spans cloud and on-premises environments, in which a single Splunk interface can search both on-premises Splunk Enterprise instances as well as Splunk Cloud instances, providing a single-pane-of-glass that enables visibility across the customer’s entire IT environment.
Splunk Light provides log search and analysis that is designed, priced and packaged for small IT environments, where a single-server log analytics solution is sufficient, and accordingly the daily indexing volume is limited as compared to Splunk Enterprise. Splunk Light collects, indexes, monitors, reports and alerts on a customer’s log data in real time, and can be purchased through our online store or via our channel partners.
Our premium solutions are purpose-built to address key customer needs. Splunk premium solutions are sold separately and include:

•	Splunk Enterprise Security - Addresses emerging security threats and security information and event management (“SIEM”) use cases through monitoring, alerts and analytics.

•	Splunk IT Service Intelligence - Monitors the health and key performance indicators of critical IT and business services.

•	Splunk User Behavior Analytics - Detects cyber-attacks and insider threats using data science, machine learning and advanced correlation.
We also complement the capabilities of Splunk Enterprise, Splunk Cloud and our premium solutions with additional content (“apps” and “add-ons”). These apps and add-ons, which are generally available for download from within our offerings, via our Splunkbase website or in our Splunk Cloud environment, provide functionality in the form of pre-built data inputs, workflows, searches, reports, alerts and dashboards that make it easier and faster for our customers to address specific use cases. Splunk, along with a number of third-party developers and customers, have developed hundreds of apps and add-ons for common data sources and valuable use cases in our core and adjacent markets. Many of these apps and add-ons are available as free downloads. Examples of apps that we and our partners have developed include:

•
Splunk Analytics for Hadoop (formerly known as HUNK) - Allows customers to rapidly explore, analyze and visualize existing data in Hadoop. Splunk Analytics for Hadoop natively supports Apache Hadoop, Amazon EMR, Cloudera CDH, Hortonworks Data Platform, IBM InfoSphere BigInsights, MapR M-series and Pivotal HD distributions.

•
Splunk App for AWS - Used to analyze over 15 AWS services and deliver critical end-to-end visibility across the AWS environment – helping to enable customers to ensure security and compliance, manage IT operations and optimize AWS cost in real-time.

•	Splunk Stream - Used to capture, analyze and correlate network wire data to monitor operations and end-to-end transactions without manual instrumentation.

•	DB Connect - Enables customers to get business and enterprise context such as customer, product and HR data from traditional relational databases using real-time integration.

•
Palo Alto Networks App for Splunk - Enables Splunk users to gain visibility to Palo Alto Networks firewalls in order to perform incident analysis on correlated application and user activities across all network and security infrastructures from a real-time and historical perspective.

Splunk apps enable us to target new markets and address markets traditionally served by point solutions. Often, customers using apps results in expanded data indexing, usage, licensing and revenues for Splunk Enterprise and Splunk Cloud.
As part of our strategy to offer an open platform, we provide application programming interfaces (“APIs”), software development kits (“SDKs”) in major programming languages, and extensions for popular integrated development environments (“IDEs”) like Eclipse and Microsoft Visual Studio. These enable developers to build software that leverages Splunk Enterprise or Splunk Cloud as well as integrate with other parts of an organizations’ IT infrastructure.
Our online user community websites, Splunkbase and Splunk Answers, provide our customers with an environment to share apps, collaborate on the use of our software and provide community-based support. Additionally, our Splunk Dev portal allows developers to download SDKs, access API documentation and see sample code for building applications using our developer environment and tools. We believe this user-driven ecosystem results in greater use of our offerings and provides cost-effective marketing, increased brand awareness and viral adoption of our offerings.
Our offerings are designed to deliver rapid return-on-investment for our customers. They generally do not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Prospective users can get started with our free online sandboxes that enable our customers to immediately try and experience Splunk offerings. Users that prefer to deploy the software on-premises can take advantage of our free 60-day trial of Splunk Enterprise, which converts into a limited free perpetual license of up to 500 megabytes of data per day. Paying users can sign up for Splunk Cloud and avoid the need to provision, deploy and manage internal infrastructure. Alternatively, they can simply download and install the software, typically in a matter of hours, to connect to their relevant machine data sources. Customers can also provision a compute instance on AWS via a pre-built Amazon Machine Image, which delivers a pre-configured virtual machine instance with our Splunk Enterprise software. In fiscal 2017, we introduced free development-test licenses for certain commercial customers, allowing users to explore new data and use cases in a non-production environment without incurring additional fees. We also offer support, training and professional services to our customers to assist in the deployment of our software.
As of January 31, 2017, we had over 13,000 customers, including more than 85 of the Fortune 100 companies. Our Splunk Enterprise customers pay license fees generally based on their estimated peak daily indexing capacity needs. From time to time, our customers enter into transactions that are designed to enable broad adoption of our software across their entire organization, referred to as enterprise adoption agreements (“EAAs”). EAAs provide these customers with a flexible licensing model that provides the freedom to use our software beyond their original daily indexing capacity estimates and more predictable costs that can be budgeted over a multi-year period. Our Splunk Cloud customers pay an annual subscription fee based on the combination of the volume of data indexed per day and the amount of data they wish to store. For fiscal 2017, 2016 and 2015, our revenues were $950.0 million, $668.4 million and $450.9 million, respectively, representing year-over-year growth of 42% for fiscal 2017 and 48% for fiscal 2016. Our net losses for fiscal 2017, 2016 and 2015 were $355.2 million, $278.8 million and $217.1 million, respectively.
Our Growth Strategy
Our goal is to make Splunk the standard platform for delivering operational intelligence and real-time business insights from machine data. The key elements of our strategy are to:
Extend our technological capabilities.    We intend to continue to invest heavily in product development to deliver additional features and performance enhancements, deployment models and solutions that can address new end markets. In particular, we intend to invest in our suite of cloud services to both deliver new capabilities as well as provide a cloud-first experience to our customers. We will continue to expand into adjacent products, services and technologies that enable organizations to further realize the value of their machine data across cloud and on-premises environments. Our investments may involve organic hiring and associated development, acquisitions and licensing of third party technology.
Continue to expand our direct and indirect sales organization, including our channel relationships, to increase our sales capacity and enable greater market presence.    We will continue to increase investments in our sales and marketing organizations to enable the acquisition of new customers as well as expansion within our current customer base. Our investments will be spread across geographies, customer tiers and industries. We will continue to invest in and foster the growth of our channel relationships, both inside and outside the United States, to enable greater leverage in our go-to-market investments. We will also expand go-to-market channels that enable new ways to consume our offerings.
Further penetrate our existing customer base and drive enterprise-wide adoption.    We will continue to drive customer satisfaction and renewals by offering community, standard, enterprise and global support to ensure our customers’ success with our offerings. We will continue to cultivate incremental sales from our existing customers through increased use of our offerings within organizations as well as consultative services that broaden the customer’s awareness of our product and service capabilities. In particular, we will continue to seek to upsell increased indexing capacity to our existing customers for additional deployments and new use cases. We believe our existing customer base serves as a strong source of incremental revenues given the horizontal applicability of our offerings and the growing machine data volumes our customers experience. Our sales teams are responsible for securing new customers, obtaining renewals of existing contracts and increasing adoption of our software by existing customers.
Enhance our value proposition through a focus on solutions which address core and expanded use cases.    We will continue to organize our go-to-market and product strategy around our customer use cases. We have invested in market groups in the Security, IT, Business Analytics and IoT areas. This approach includes offering capabilities, either in the form of platform features or premium solutions, which target both our core use cases as well as new use cases, as driven by our corporate strategy and customer demand. We believe premium solutions in particular will enable us to increase our market penetration, expand our addressable market opportunity and make our products a more targeted solution for specific challenges that our customers face across their organizations.
Grow our user communities and partner ecosystem to increase awareness of our brand, target new use cases, drive operational leverage and deliver more targeted, higher value solutions.    We believe our user community has the potential to provide significant operating leverage by delivering apps that extend the Splunk platform into new use cases. We will continue to invest in business development initiatives in order to add additional OEM and strategic relationships to enable new sales channels for our offerings as well as extend our product integrations with third-party products. In addition, once these relationships have been established, we expect that OEM vendors and managed service providers will continue to invest in and create customized application functionality based on our platform.
Continue to deliver a rich developer environment to enable rapid development of enterprise applications that leverage machine data and the Splunk platform.    We intend to continue our investments in SDKs and APIs that help software developers leverage the Splunk platform. Our SDKs enable developers to build solutions that deeply integrate the analytics functionality of these offerings as well as access data stored in data indexes. Through our investments in SDKs and APIs, we intend to promote and extend the capabilities of our offerings to customers who wish to build sophisticated applications and interfaces that leverage our software and services.
Pricing
We price our offerings primarily on the amount of data indexed, namely the maximum aggregate volume of uncompressed data indexed on a daily basis, expressed in gigabytes, terabytes or petabytes per day. Once a data ingestion license is purchased, there is no limit or additional costs based on other product usage elements nor the customer’s preferred deployment size or model. Our Splunk Cloud and Splunk Light Cloud customers generally pay an annual subscription fee based on the combination of the volume of data indexed per day and the amount of data they wish to store.
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
Some of our offerings address markets where other pricing models may be prevalent. Splunk Analytics for Hadoop, which delivers analytics in the Hadoop market, is priced by the number of TaskTracker Nodes (Compute Nodes in YARN) in the respective Hadoop cluster. The pricing of Splunk User Behavior Analytics, which helps detect cyber-attacks and insider threats using data science, machine learning and advanced correlation, is based on the number of monitored user and system accounts.
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
Machine data platform.    Our products enable users to process machine data no matter the infrastructure topology, from a single machine to a globally distributed, virtualized IT infrastructure. This machine data platform allows customers to address the complexities of handling massive amounts of real-time, dynamic, heterogeneous machine data. Our APIs enable users to forward data from our software to other parts of their IT network, creating a machine data platform across the organization irrespective of whether the data is used by our products for analysis and reporting or as a conduit to other systems.
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

Machine Learning.    The Splunk Machine Learning Toolkit allows our customers to apply machine learning analytics to better predict and help prevent IT, security and IoT incidents, and can also be used to forecast key business indicators. Machine learning embedded in our software offers customers advanced analytics as an integrated, turnkey part of IT and security use cases.

Splunk Enterprise and Splunk Cloud
Features and Functionality
Our Splunk Enterprise platform contains the following features and functionalities, while Splunk Cloud delivers the core capabilities of Splunk Enterprise as a cloud service.
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
Technology Architecture
For our Splunk platform, the technology architecture contains a number of important components:
Collection.    Our Splunk platform collects machine data from many disparate sources across a distributed environment deployed on-premises, or in public and private clouds. This includes servers, network devices, desktop and laptop computers, mobile devices and various other systems that organizations have deployed to support their operations. Our products act as a recording mechanism, collecting, storing and making available all of the machine data that they index and store. Splunk offers a Universal Forwarder and other data ingestion tools that can be deployed on various data sources to facilitate the reliable collection of machine data.
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
Archive to Hadoop and Amazon S3.    Splunk Enterprise customers can archive historical data to Hadoop or Amazon S3 for low-cost storage as a standard feature. Customers can gain new insights with distributed search queries that correlate real-time data from Splunk Enterprise with historical data stored in Hadoop or Amazon S3.
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
Splunk Product Deployments
Splunk Enterprise and Splunk Light can be deployed on-premises and in public or private clouds. Splunk Cloud delivers the core capabilities of Splunk Enterprise as a cloud service. Taking Splunk Enterprise and Splunk Cloud together, customers utilizing a hybrid deployment model can have a single centralized view and location-independent use across cloud and on-premises environments.

For Splunk Enterprise deployments, our software can be deployed in a variety of environments ranging from a single server to globally distributed enterprise IT environments handling petabytes of data per day. Our customers can deploy Splunk Enterprise on-premises, in the cloud, in virtualized server and storage environments or in hybrid IT environments. Our customers can use Splunk forwarders, indexers, and search heads to create a machine data platform that allows for the efficient, secure and real-time collection and indexing of machine data regardless of network, data center or IT infrastructure topology.
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
Services
While users can easily download, install and deploy Splunk software on their own, certain enterprise customers that have large, highly complex IT environments or deployment requirements may choose to leverage our customer support and professional services organization. Many users leverage the community-based support of Splunk Apps and Add-ons and Splunk Answers before engaging with our customer support or services organizations. Some of our certified partners also provide limited, first level support and professional services before a customer reaches out to our internal Splunk customer support and professional services teams.
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
We maintain a customer support organization that offers multiple service levels for our customers based on their needs. Enterprise or Global support customers receive 24x7x365 access to subject matter experts for critical issues, direct telephone support, access to online support and software upgrades. Additionally, Global support provides a designated resource to manage the account and quarterly reviews of the customer’s deployments. Our customer support organization has global capabilities, delivering support with deep expertise in our software, complex IT environments and associated third party infrastructure.
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
Splunk Communities
Our online communities provide us with a growing network of active users who promote the usage of our software and provide technical support to each other.
Our online communities include Splunkbase, our apps repository, Splunk Answers, our community collaboration site, and Splunk Dev, where developers can download SDKs, access API documentation and see sample code for building applications using our developer environment and tools. We also maintain active communities on leading social internet platforms, including Facebook, Twitter and LinkedIn.
Splunk Apps and Add-ons.    Users and partners contribute and share custom apps and add-ons that run on our software. Generally, these apps provide pre-built functionality that addresses specific use cases. Currently, we have hundreds of apps available for download on the Splunkbase website. We do not receive any revenues from the sale of apps by third-party application providers, and most apps posted to Splunkbase are free. Partner apps listed on Splunkbase that are not free are licensed directly by the third party to the end user.
Splunk Answers.    Users ask questions in an online community forum and share best practices about how to build searches, create data visualizations and configure and deploy our software. While our product, support, engineering and professional services teams participate in the Splunk Answers forum, during fiscal 2017, approximately 80% of questions appearing on Splunk Answers were answered by non-Splunk personnel, largely the result of a growing, active user community.
Splunk Dev.    In addition to documentation about the Splunk APIs and SDKs, our developer portal contains documentation about best practices for building machine data output into third-party software.
We also promote and support offline meetings for our community, including regional user group meetings and an annual user conference.
Sales and Marketing
Our sales and marketing organizations work together closely to drive market awareness, build a sales pipeline, and cultivate customer relationships to drive revenue growth.
Sales
We sell our offerings through direct field sales, direct inside sales and indirect channel sales. We gather prospects through a broad range of marketing programs and events, and through users who either download our trial software from our website or sign up for our online sandboxes or cloud services. Our sales development and inside sales teams handle lead qualifications and in addition, the latter supports smaller transactions. Larger or more complex transactions are handled by our globally distributed direct field sales teams. Our sales engineers help define customer use cases and pre-sales qualification and evaluation.
We maintain a distributor and reseller network, or channel, which often co-sells with our field sales organization. Our channel assists us by sourcing new prospects through leveraging their deep customer relationships, providing technical support to existing customers, upselling for additional use cases and daily indexing capacities and maintenance renewals. Our Splunk Partner+ Program is a value-based model which allows partners to capture margins based upon the value they are delivering to specific opportunities. Our channel expands our geographic sales reach worldwide, particularly in key international markets such as the United Kingdom, Germany, Japan and China. As of January 31, 2017, we had over 700 channel relationships worldwide. Historically, the majority of EMEA and APAC sales have been fulfilled through channel partners and we expect this trend to continue.
In addition to acquiring new customers, our sales teams are responsible for securing renewals of existing contracts as well as increased adoption of our offerings by existing customers. To accomplish this, our field and inside sales teams work closely with our customers to drive expanded licenses through higher capacity or upgrades and additional use cases within existing customers. Our field sales teams are organized geographically across the Americas, EMEA and APAC. We intend to invest in our sales organization and channel to drive greater market penetration in the Americas, EMEA and APAC. We also have a dedicated sales team focused on government customers, which includes United States federal, state and local government entities. For fiscal 2017, 2016 and 2015, our revenues from our international operations represented 24%, 25% and 24% of total revenues, respectively. For additional information regarding our revenues and property and equipment by geographic location, see Note 9 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Marketing
We focus our marketing efforts on increasing Splunk’s brand and awareness, driving viral adoption, communicating product advantages and business benefits, and generating leads for our sales force and channel partners. We market our offerings as a targeted solution for specific use cases and as an enterprise solution for machine data. We engage with existing customers to provide community-based education and awareness and to promote expanded use of our software within these customers. We host SplunkLive! events across our sales regions to engage with both existing customers and new prospects as well as deliver product training. We host an annual worldwide user conference (“.conf”) and multiple partner conferences as other ways to support the Splunk community to foster collaboration and help our customers drive further business results from our software.
Research and Development
We invest substantial resources in research and development to enhance our offerings, develop new end market specific solutions and apps, conduct software and quality assurance testing and improve our core technology. Our technical staff monitors and tests our software on a regular basis, and we maintain a regular release process to refine, update, and enhance our existing offerings.
Research and development expense totaled $295.9 million, $215.3 million and $150.8 million for fiscal 2017, 2016 and 2015, respectively.
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
Customers
Our customer base has grown from approximately 450 customers at the end of fiscal 2008 to over 13,000 customers in more than 110 countries, including more than 85 of the Fortune 100 companies, as of January 31, 2017. We exclude users of our trial software from our customer count. We provide offerings to customers of varying sizes, including enterprises, educational institutions and government agencies. No individual customer represented greater than 10% of our total revenues in fiscal 2017, 2016 or 2015. One channel partner represented 28% and a second channel partner represented 16% of our total revenues in fiscal 2017. Our current customer base spans numerous industry verticals, including cloud and online services; education; financial services; government; healthcare/pharmaceuticals; industrials/manufacturing; media/entertainment; retail/ecommerce; technology and telecommunications.
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

•
cloud service providers, as well as small, specialized vendors that provide complementary or competitive solutions in enterprise data analytics, log aggregation and management, data warehousing and big data technologies that may compete with our offerings.

The principal competitive factors in our markets are product features, performance and support, product scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. We believe that we generally compete favorably on the basis of these factors. For example, Splunk Enterprise, Splunk Cloud, Splunk Light and our premium solutions all contain rich feature sets that reduce costly deployment cycles typically associated with enterprise software.
Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios, broader global distribution and presence, and competitive pricing. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on operational intelligence and could directly compete with us. Companies may develop open source based alternatives that, customers may conclude, offer equivalent or superior functionality to our Splunk offerings. Smaller companies could also launch new offerings that we do not offer and that could gain market acceptance quickly.
Employees
As of January 31, 2017, we had over 2,700 employees. None of our United States employees is represented by a labor union with respect to his or her employment with us. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have not experienced any work stoppages.
Corporate Information
Our principal executive offices are located at 270 Brannan Street, San Francisco, California 94107, and our telephone number is (415) 848-8400. We were incorporated in California in October 2003 and were reincorporated in Delaware in May 2006.
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

Our revenues and operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into agreements for term licenses and/or our cloud services for use of our software, whereby the fee is recognized ratably over the term of the agreement, and, in combination with our introduction of enterprise adoption agreements, or transactions that are designed to enable broad adoption of our software within an enterprise, we have seen the proportion of our transactions where revenues will be recognized ratably generally increase as a percentage of total transactions. While at the beginning of each quarter, we do not know the ratio between transactions that will be recognized upfront and those that will be recognized ratably that we will enter into during the quarter, we anticipate that the proportion of ratably recognized transactions will continue to generally increase over the near term. In the fourth quarter of fiscal 2017, the percentage of license and cloud transactions that will be recognized ratably was 45%. As a result, our operating results and business model could be significantly impacted by unexpected shifts in the ratio between transactions that will be recognized upfront and those that will be recognized ratably. In addition, the size of our licenses varies greatly, and a single, large perpetual license in a given period could distort our operating results. The timing and size of large transactions are often hard to predict in any particular period. Further, a portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including maintenance and support agreements. Consequently, a decline in business from ratably recognized agreements or maintenance and support agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters.  Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

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

•
the mix of revenues attributable to perpetual licenses and term licenses, subscriptions, enterprise adoption agreements, maintenance and professional services and training, which may impact our revenue, deferred revenue, billings, gross margins and operating income;

•	the renewal and usage rates of our customers;

•	changes in the competitive dynamics of our market;

•	changes in customers’ budgets and in the timing of their purchasing decisions;

•	customers delaying purchasing decisions in anticipation of new offerings or software enhancements by us or our competitors;

•	customer acceptance of and willingness to pay for new versions of our offerings or new solutions for specific product and end markets;

•	our ability to successfully introduce and monetize new offerings and licensing and service models for our new offerings;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of our stock-based compensation expenses;

•	changes in accounting standards, particularly those related to revenue recognition;

•	the timing of satisfying revenue recognition criteria;

•	our ability to qualify and successfully compete for government contracts;

•	the collectability of receivables from customers and resellers, which may be hindered or delayed;

•	the removal of metered license enforcement via our software, which could lead to customers delaying renewal or purchasing decisions; and

•
general economic and political conditions and uncertainty, both domestically and internationally, as well as economic and political conditions and uncertainty specifically affecting industries in which our customers participate.

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

•	improve the performance and capabilities of our offerings and technology and architecture through research and development;

•	continue to develop, enhance, expand adoption of and globally deliver our cloud services, including Splunk Cloud, and comply with applicable laws in each jurisdiction in which we offer such services;

•	successfully develop, introduce and expand adoption of new offerings;

•	acquire new customers and increase revenues from existing customers through increased or broader use of our offerings within their organizations;

•	successfully expand our business domestically and internationally;

•	maintain and expand our customer base and the ways in which our customers use our offerings;

•	successfully compete with other companies, open source projects and custom development efforts that are currently in, or may in the future enter, the markets for our offerings;

•	successfully provide our customers a compelling business case to purchase our offerings in a time frame that matches our and our customers’ sales and purchase cycles and at a compelling price point;

•respond timely and effectively to competitor offerings and pricing models;

•appropriately price our offerings;

•manage the costs of providing our cloud services;

•	generate leads and convert users of the trial versions of our offerings to paying customers;

•	prevent users from circumventing the terms of their licenses and subscriptions;

•	continue to invest in our platform to deliver additional enhancements and content for our offerings and to foster an ecosystem of developers and users to expand the use cases of our offerings;

•	maintain and enhance our website and cloud services infrastructure to minimize interruptions when accessing our offerings;

•
process, store and use our employees, customers’ and other third parties' data in compliance with applicable governmental regulations and other legal obligations related to data privacy, data protection, data transfer, data residency, encryption and security;

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of January 31, 2017, approximately 30% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

•
cloud service providers, as well as small, specialized vendors that provide complementary and competitive solutions in enterprise data analytics, log aggregation and management, data warehousing and big data technologies that may compete with our offerings.

The principal competitive factors in our markets include features, performance and support, scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios, broader global distribution and presence and more developed ecosystems of partners and skilled users. Further, competitors may be able to offer products or functionality similar to ours at a more attractive price than we can, such as by integrating or bundling their software products with their other product offerings. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on operational intelligence and could directly compete with us. For example, companies may commercialize open source software, such as Hadoop or Elasticsearch, in a manner that competes with our offerings or causes potential customers to believe that such product and our offerings perform the same function. If companies move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services comparable to ours or that are better suited for cloud-based data, and the demand for our offerings may decrease. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.

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

Because our business substantially depends on sales of licenses, maintenance and services related to one software product, failure of this offering to satisfy customer demands or to achieve increased market acceptance would adversely affect our results of operations, financial condition and growth prospects.

Although we have several software and services offerings, our business substantially depends on, and we expect our business to continue to substantially depend on, sales of licenses, maintenance and services related to Splunk Enterprise. As such, the market acceptance of Splunk Enterprise is critical to our continued success. Demand for Splunk Enterprise is affected by a number of factors beyond our control, including continued market acceptance of Splunk Enterprise by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market. We expect the proliferation of machine data to lead to an increase in the data analysis demands of our customers, and our offerings may not be able to scale and perform to meet those demands or may not be chosen by users for those needs. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Splunk Enterprise, our business operations, financial results and growth prospects will be materially and adversely affected.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $1.02 billion at January 31, 2017. Because the market for our offerings is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

If customers do not expand their use of our offerings beyond the current predominant use cases, our ability to grow our business and operating results may be adversely affected.

Most of our customers currently use our offerings to support application management, IT operations, security and compliance functions. Our ability to grow our business depends in part on our ability to help enable current and future customers to increase their use of our offerings for their existing use cases and expand their use of our offerings to additional use cases, such as facilities management, supply chain management, business analytics, IoT and customer analytics. If we fail to achieve market acceptance of our offerings for these applications, or if a competitor establishes a more widely adopted solution for these applications, our ability to grow our business and financial results will be adversely affected.

We employ multiple, unique and evolving pricing models, which subject us to various pricing and licensing challenges that could make it difficult for us to derive value from our customers and may adversely affect our operating results.

We employ multiple, unique and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise and Splunk Light based on their estimated peak daily indexing capacity. In addition, Splunk Cloud is generally priced based on peak daily indexing capacity and data storage and Splunk Analytics for Hadoop is priced by the number of TaskTracker Nodes (Compute Nodes in YARN) in the respective Hadoop cluster while Splunk User Behavior Analytics is priced by the number of monitored user and system accounts. We offer both perpetual and term licensing options for on-premises offerings, as well as a subscription model for cloud services, which each have different payment schedules, and depending on the mix of such licenses and subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. As the amount of machine data within our customers’ organizations grows, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. While we introduced enterprise adoption agreements to provide pricing predictability to our customers, we have limited experience selling this type of license and our customers may not find this type of license attractive. We may also introduce, initially in limited availability, variations to our pricing models, including but not limited to, pricing programs that provide broader usage and cost predictability as well as tiered pricing based on deployment models and customer environments. Although we believe that these pricing models will drive net new customers and customer adoption, it is possible that they will not, which could negatively impact our financial results.

Furthermore, while our offerings can measure and limit customer usage, we recently announced that we will remove metered license enforcement via our software under certain circumstances, and in other circumstances, such limitations may be improperly circumvented or otherwise bypassed by users. Similarly, we provide our customers with an encrypted license key for enabling their use of our offerings. There is no guarantee that users of our offerings will abide by the terms of these license limitations or encrypted license keys, and if they do not, we may not be able to capture the full value for the use of our offerings. For example, our enterprise license is generally meant for our customers’ internal use only. If our internal use customers improperly make our offerings available to their customers or other third parties, for example, through a cloud or managed service offering not authorized by us, it may displace our end user sales. Additionally, if an internal use customer that has received a volume discount from us improperly makes available our offerings to its end customers, we may experience price erosion and be unable to capture the appropriate value from those end customers.

During fiscal 2015, we increased the license capacity of our entry-level licenses for Splunk Enterprise and decreased the price of Splunk Cloud. Although we believe that this price reduction will enable our customers to more rapidly increase their ability to adopt our offerings, there is no guarantee this will occur. It is possible that such price reduction will not be offset by an increase in order volume, which would have the effect of lowering our revenues and negatively impacting our financial results.

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

Our business and growth depend substantially on customers renewing their term licenses, subscriptions for cloud services and maintenance and support agreements with us. Any decline in our customer renewals could adversely affect our future operating results.

While much of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. In addition, we also enter into term license agreements for our on-premises offerings and subscriptions for cloud services. In order for us to improve our operating results, it is important that our existing customers renew their term licenses, subscriptions and maintenance and support agreements when the contract term expires. Our customers have no obligation to renew their term licenses, subscriptions or maintenance and support agreements with us after the terms have expired. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues may decline.

If we do not effectively expand, train and manage changes to our sales force, we may be unable to add new customers or increase sales to our existing customers, and our revenue growth and business could be adversely affected.

We continue to be substantially dependent on our sales force to effectively execute our sales strategies to obtain new customers and to drive additional use cases and adoption among our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales force is new to the company and our offerings. As our sales strategies evolve, additional training for new hires and our existing team may be required for our sales force to successfully execute on those strategies. We periodically adjust our sales organization as part of our efforts to optimize our sales operations to grow revenue. If we have not structured our sales organization or compensation for our sales organization properly, if we fail to make changes in a timely fashion or do not effectively manage changes, our revenue growth could be adversely affected. Our growth creates additional challenges and risks with respect to attracting, integrating and retaining qualified employees, particularly sales personnel. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

Our sales cycle is long and unpredictable, particularly with respect to large customers, and our sales efforts require considerable time and expense.

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. In addition, the introduction of Splunk Cloud has generated interest from our customers who are also considering purchasing and deploying Splunk Enterprise on-premises. In some cases, our customers may wish to consider a combination of these offerings, potentially further slowing our sales cycle. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, we will make a sale with a potential customer or if a user of a trial version of one of our offerings will upgrade to the paid version of that offering. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenues from that transaction is delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term, our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline.

Our international sales and operations subject us to additional risks that can adversely affect our business operations and financial results.

During the fiscal year ended January 31, 2017, we derived approximately 24% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. However, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

•
compliance with laws and regulations for foreign operations, including the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our offerings in certain foreign markets, and the risks and costs of non-compliance, including as a result of any changes in trade relations or restrictions;

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

In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. In addition, although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our offerings and could have a material adverse effect on our business operations and financial results.

If we are unable to maintain successful relationships with our channel partners, and to help our channel partners enhance their ability to independently sell and deploy our offerings, our business operations, financial results and growth prospects could be adversely affected.

In addition to our direct sales force, we use indirect channel partners, such as distributors and resellers, to license, provide professional services and support our offerings. We derive a portion of our revenues from sales of our offerings through our channel partners, particularly in the Europe, Middle East and Africa, or EMEA, and Asia Pacific, or APAC, regions and for sales to government agencies. We expect that sales through channel partners in all regions will continue to grow as a portion of our revenues for the foreseeable future. As changes in our channel strategy are implemented, including potentially emphasizing partner-sourced transactions, results from sales through our channel partners may be adversely affected.

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

Interruptions or performance problems associated with our technology and infrastructure, and our reliance on Software-as-a-Service ("SaaS") technologies from third parties, may adversely affect our business operations and financial results.

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

Our systems and third-party systems upon which we rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, criminal acts, geopolitical events and similar events. Our United States corporate offices and certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our and third parties’ hosting facilities could result in interruptions, performance problems or failure of our infrastructure.

Splunk Cloud, as well as cloud services for other products, are relatively new offerings, and market adoption of these cloud services could adversely affect our business.

A cloud-based model of software deployment is one in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. Delivering software under a cloud-based model results in higher costs and expenses when compared to sales of on-premises licenses for similar functionality. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a cloud-based model. Many of our offerings are now made available in the cloud as well as on-premises. Customers can sign up for Splunk Cloud and other services and avoid the need to provision, deploy and manage internal infrastructure. In order to provide Splunk Cloud and other services via a cloud-based deployment, we have made and will continue to make capital investments and incur substantial costs to implement and maintain this alternative business model, which could negatively affect our financial results.  We expect that over time the percentage of our revenue attributable to our cloud services will increase. If our cloud services, in particular Splunk Cloud, do not garner widespread market adoption, our financial results, business model and competitive position could suffer. If we are unable to decrease the cost of providing our cloud services, our gross margins may decrease and negatively impact our overall financial results. Transitioning to a cloud-based model also impacts the way we recognize revenues, which may affect our operating results and could have an adverse effect on our business operations and financial results.

Even with these investments and costs, the cloud-based business model for Splunk Cloud and other services may not be successful, as some customers may desire only on-premises licenses to our offerings. Our cloud services may raise concerns among customers, including concerns regarding changes to pricing models, service availability, scalability, ability to use customer-developed apps, information security of a cloud-based service and hosted data and access to data while offline or once a subscription has expired. Market acceptance of our cloud services can be affected by a variety of factors, including but not limited to: security, reliability, performance, terms of service, support terms, customer preference, community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding data privacy and the enactment of restrictive laws or regulations in the affected jurisdictions. Moreover, sales of Splunk Cloud and other services could displace sales of our on-premises software licenses. Alternatively, subscriptions to Splunk Cloud and other services that exceed our expectations may unexpectedly increase our costs, lower our margins, lower our profits or increase our losses and otherwise negatively affect our projected financial results.

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

We must comply with laws and regulations relating to the formation, administration and performance of contracts with the public sector, including United States federal, state and local governmental bodies, which affect how our channel partners and how we do business with governmental agencies. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages or other relief, penalties, termination of contracts, loss of exclusive rights in our intellectual property, and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have a material adverse effect on our business operations and financial results.

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

In addition, if an actual or perceived failure of our software occurs in a customer’s deployment or in our cloud services, regardless of whether the failure is attributable to our software, the market perception of the effectiveness of our offerings could be adversely affected. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays or cessation of our licensing, which could cause us to lose existing or potential customers and could adversely affect our financial results and growth prospects.

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

We offer free trials, trial-to-buy and other next-generation go-to-market strategies, and we may not be able to realize the benefits of these strategies.

We offer trial version licenses, including online sandboxes, of certain of our offerings to users free of charge as part of our overall strategy of developing the market for offerings that provides operational intelligence and promoting additional penetration of our offerings in the markets in which we compete. Some users never convert from the trial version to the paid version. In fiscal 2017, we introduced free development-test licenses for certain commercial customers as part of our strategy to help enable such customers to expand their use of our offerings to additional use cases. To the extent that users of our trial version do not become paying customers, or our current customers do not expand their use of our offerings beyond the current predominant use cases, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenues will be adversely affected.

If we are not able to maintain and enhance our brand, our business and operating results may be adversely affected.

We believe that maintaining and enhancing the “Splunk” brand identity is critical to our relationships with our customers and channel partners and to our ability to attract new customers and channel partners. The successful promotion of our brand will depend largely upon our marketing efforts, our ability to continue to offer high-quality offerings and our ability to successfully differentiate our offerings from those of our competitors. Our brand promotion activities may not be successful or yield increased revenues. In addition, independent industry analysts often provide reviews of our offerings, as well as those of our competitors, and perception of our offerings in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected.

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

We use open source software in our offerings and expect to continue to use open source software in the future. We may face claims from others alleging infringement of intellectual property rights in what we believe to be licensed open source software, or seeking to enforce the terms of an open source license, including by demanding release of our proprietary source code that was developed using or linked with such open source software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our offerings, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the open source code change, we may be forced to re-engineer our offerings or incur additional costs to find alternative tools. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, support, indemnity or assurance of title or controls on origin of the software. Further, some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis. Many of these risks associated with usage of open source software, such as the lack of warranties, support or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect the performance of our offerings and our business. While we have established processes to help alleviate these risks, we cannot assure that these measures will reduce or completely shield us from these risks.

If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers' data, our data, or our cloud services, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, and we may incur significant liabilities.

Our offerings involve the storage and transmission of data, and security breaches could result in the loss of this information, litigation, indemnity obligations and other liability. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud services, our security measures could be breached. In addition, we do not directly control content that customers store in our offerings. If customers use our offerings for the transmission or storage of personally identifiable information and our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

We also process, store and transmit our own data as part of our business and operations. This data may include personally identifiable, confidential or proprietary information. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats.  While we have taken steps to protect the integrity, confidentiality and security of our data, our security measures could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.

Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our cloud services. Any security breach could result in a loss of customer confidence in the security of our offerings and damage to our brand, reduce the demand for our offerings, disrupt normal business operations, require us to spend material resources to investigate or correct the breach, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and adversely affect our revenues and operating results. These risks may increase as we continue to grow the number and scale of our cloud services, and process, store, and transmit increasingly large amounts of data.

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

Privacy and data information security have become a significant issue in the United States and in many other countries where we have employees and operations and where we offer licenses or subscriptions to our offerings. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of personal information. Some of these requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers. Even though we may have contractual protections with our service providers, a security breach could impact our reputation, harm our customer confidence, hurt our sales and expansion into new markets or cause us to lose existing customers, and could expose us to potential liability or require us to expend significant resources on data security and in responding to such breach.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (“IP”) addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, in 2016, a new EU data protection regime, the General Data Protection Regulation (“GDPR”) was adopted, and we self-certified to the U.S.-EU Privacy Shield developed by the U.S. Department of Commerce and the European Commission to provide U.S. companies with a valid data transfer mechanism under EU law to permit them to transfer personal data from the European Union to the United States. The U.S.-EU Privacy Shield is subject to annual review and may be challenged, suspended or invalidated. Complying with the GDPR or other new data protection laws and regulations may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others and may otherwise adversely impact our business, financial condition and operating results.

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

If we are unable to attract and retain leadership and key personnel, our business could be adversely affected.

We depend on the continued contributions of our leadership, senior management and other key personnel, the loss of whom could adversely affect our business. With any change in leadership, there is a risk to organizational effectiveness and employee retention as well as the potential for disruption to our business. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time. We do not maintain a key-person life insurance policy on any of our officers or other employees.

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

Current or future economic downturns or uncertainty could adversely affect our business operations or financial results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, trade uncertainty and terrorist attacks on the United States, Europe, Asia Pacific or elsewhere, could cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

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

•
exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to claims from former employees, customers or other third parties;

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

In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that either under existing regulations or due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a portion of the NOLs reflected on our balance sheet, even if we attain profitability.

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

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We will be required to implement this new revenue standard, as amended by accounting standards update No. 2015-14, in the first quarter of fiscal 2019. While we are still evaluating the total impact of the new revenue standard, we believe the adoption of this new standard will have a material impact on our consolidated financial statements, including the way we account for arrangements involving a term license, deferred revenue and sales commissions. In addition, some deferred revenue recorded in accordance with the current revenue standard could be eliminated upon adoption of the new revenue standard. These or other changes in accounting principles could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of January 31, 2017, we had outstanding approximately 137.2 million shares of our common stock. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

As a result of disclosure of information as a public company, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business operations and financial results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business operations and financial results. From time to time, public companies are subject to campaigns by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. If stockholders attempt to effect such changes or acquire control over us, responding to such actions would be costly, time-consuming and disruptive, which could adversely affect our results of operations, financial results and the value of our common stock. These factors could also make it more difficult for us to attract and retain qualified employees, executive officers and members of our board of directors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

During fiscal year 2017, we relocated our corporate headquarters from 250 Brannan Street, San Francisco, California to 270 Brannan Street, San Francisco, California. Our corporate headquarters at 270 Brannan Street occupy approximately 182,000 square feet under a lease that expires in February 2024. Additionally, we entered into an office lease for approximately 235,000 square feet located at 3098 Olsen Drive, San Jose, California that expires in August 2027 for our business operations, sales, support and product development. We began occupying the premises at 3098 Olsen Drive in the fourth quarter of fiscal 2017. We lease smaller regional offices for our business operations, sales, support and some product development in various locations throughout the United States. Our foreign subsidiaries lease office space for their operations including local sales, support and some product development. While we believe our facilities are sufficient and suitable for the operations of our business today, we are in the process of adding new facilities and expanding our existing facilities as we add employees and expand into additional markets.

Item 3. Legal Proceedings

The information set forth under Legal Proceedings in Note 3 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price and Dividends

Our common stock, $0.001 par value, began trading on the NASDAQ Global Select Market on April 19, 2012, where its prices are quoted under the symbol “SPLK.” As of January 31, 2017, there were 18 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.
The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on the NASDAQ Global Select Market:

	High	Low
Year Ended January 31, 2016:
First Quarter	$74.88	$51.41
Second Quarter	$76.85	$64.70
Third Quarter	$71.75	$51.71
Fourth Quarter	$66.90	$43.80

	High	Low
Year Ended January 31, 2017:
First Quarter	$53.98	$29.85
Second Quarter	$62.63	$45.07
Third Quarter	$65.75	$54.45
Fourth Quarter	$62.90	$50.64

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

Company/Index	4/19/12	1/31/13	1/31/14	1/31/15	1/31/16	1/31/17
Splunk Inc.	$100.00	$92.90	$217.11	$145.57	$130.47	$163.08
NASDAQ Composite	$100.00	$104.47	$136.45	$154.12	$153.41	$186.69
NASDAQ Computer	$100.00	$95.02	$121.69	$143.97	$150.45	$186.04

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2017, 2016, and 2015 and the selected consolidated balance sheet data as of January 31, 2017 and 2016 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal 2014, and 2013 and the consolidated balance sheet data as of January 31, 2015, 2014, and 2013 are derived from audited consolidated financial statements, which are not included in this Form 10-K.

	Fiscal Year Ended January 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues
License	$546,925	$405,399	$283,191	$199,024	$135,922
Maintenance and services	403,030	263,036	167,684	103,599	63,022
Total revenues	949,955	668,435	450,875	302,623	198,944
Cost of revenues (1)
License	11,965	9,080	1,859	330	727
Maintenance and services	179,088	105,042	66,519	35,495	20,697
Total cost of revenues	191,053	114,122	68,378	35,825	21,424
Gross profit	758,902	554,313	382,497	266,798	177,520
Operating expenses (1)
Research and development	295,850	215,309	150,790	75,895	41,853
Sales and marketing	653,524	505,348	344,471	215,335	125,098
General and administrative	153,359	121,579	103,046	53,875	32,602
Total operating expenses	1,102,733	842,236	598,307	345,105	199,553
Operating loss	(343,831)	(287,923)	(215,810)	(78,307)	(22,033)
Interest and other income (expense), net
Interest income (expense), net	(2,829)	1,798	754	225	152
Other income (expense), net	(3,022)	(519)	216	(920)	—
Change in fair value of preferred stock warrants	—	—	—	—	(14,087)
Total interest and other income (expense), net	(5,851)	1,279	970	(695)	(13,935)
Loss before income taxes	(349,682)	(286,644)	(214,840)	(79,002)	(35,968)
Provision for income taxes (benefit)	5,507	(7,872)	2,276	6	713
Net loss	$(355,189)	$(278,772)	$(217,116)	$(79,008)	$(36,681)
Net loss per share:
Basic and diluted	$(2.65)	$(2.20)	$(1.81)	$(0.75)	$(0.46)
Weighted-average shares outstanding:
Basic and diluted	133,910	126,746	119,775	105,067	80,246

(1)	Amounts include stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenues	$30,971	$26,057	$17,189	$5,283	$1,217
Research and development	129,388	89,197	60,777	20,829	6,170
Sales and marketing	161,164	130,054	90,064	30,012	8,093
General and administrative	56,518	46,949	46,149	13,244	4,000

	As of January 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,083,442	$1,009,039	$850,164	$897,453	$305,939
Working capital	693,000	719,503	653,185	784,966	259,789
Total assets	1,718,546	1,536,839	1,247,791	1,040,331	390,445
Deferred revenue, current and long-term	625,459	449,503	304,085	192,321	114,712
Total stockholders’ equity	805,161	859,414	813,321	784,908	237,544

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
Overview
Splunk provides innovative software solutions that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our offerings enable users to collect, index, search, explore, monitor, correlate and analyze data regardless of format or source. Our offerings address large and diverse data sets commonly referred to as big data and are specifically tailored for machine data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities, and security threats. Beyond an organization's traditional information technology (“IoT”) and security infrastructure, data from the Industrial Internet, including industrial control systems, sensors, SCADA systems, networks, manufacturing systems, smart meters and IoT which includes consumer -oriented systems, such as electronic wearables, mobile devices, automobiles and medical devices are also continuously generating machine data. Our offerings help organizations gain value from all of these different sources and forms of machine data.

We believe the market for products that provide operational intelligence presents a substantial opportunity as data grows in volume and diversity, creating new risks, opportunities and challenges for organizations. Since our inception, we have invested a substantial amount of resources developing our offerings to address this market, specifically with respect to machine data.

Our offerings are designed to deliver rapid return-on-investment for our customers. They generally do not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Prospective users can get started with our free online sandboxes that enable our customers to immediately try and experience Splunk offerings. Users that prefer to deploy the software on-premises can take advantage of our free 60-day trial of Splunk Enterprise, which converts into a limited free perpetual license of up to 500 megabytes of data per day. Paying users can sign up for Splunk Cloud and avoid the need to provision, deploy and manage internal infrastructure. Alternatively, they can simply download and install the software, typically in a matter of hours, to connect to their relevant machine data sources. Customers can also provision a compute instance on Amazon Web Services via a pre-built Amazon Machine Image, which delivers a pre-configured virtual machine instance with our Splunk Enterprise software. In fiscal 2017, we introduced free development-test licenses for certain commercial customers, allowing users to explore new data and use cases in a non-production environment without incurring additional fees. We also offer support, training and professional services to our customers to assist in the deployment of our software.

For Splunk Enterprise, we base our license fees on the estimated daily data indexing capacity our customers require. A substantial portion of our license revenues consist of revenues from perpetual licenses, whereby we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large perpetual licenses may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term. Additionally, we license our software under term licenses, which are generally recognized ratably over the contract term. From time to time, we also enter into transactions that are designed to enable broad adoption of our software within an enterprise, referred to as enterprise adoption agreements. These agreements often include provisions that require revenue deferral and recognition over time.

Splunk Cloud delivers the core capabilities of Splunk Enterprise as a scalable, reliable cloud service. Splunk Cloud customers pay an annual subscription fee based on the combination of the volume of data indexed per day and the length of the data retention period. Splunk Light provides log search and analysis that is designed, priced and packaged for small IT environments, where a single-server log analytics solution is sufficient, and accordingly the daily indexing volume is limited as compared to Splunk Enterprise. Splunk Enterprise Security addresses emerging security threats and SIEM use cases through monitoring, alerts and analytics. Splunk IT Service Intelligence monitors the health and key performance indicators of critical IT and business services. Splunk User Behavior Analytics detects cyber-attacks and insider threats using data science, machine learning and advanced correlation.

We intend to continue investing for long-term growth. We have invested and intend to continue to invest heavily in product development to deliver additional features and performance enhancements, deployment models and solutions that can address new end markets. For example, we released new versions of existing offerings such as Splunk Enterprise and introduced new offerings for the security and IT markets during fiscal 2017. In addition, we expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally. We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives. In fiscal 2016, we acquired Metafor Software, a privately-held British Columbia corporation, which developed technology that provides anomaly detection and behavioral analytics for IT operations and Caspida, a privately-held Delaware corporation, which developed technology that provides behavioral analytics to help detect, respond to and mitigate advanced security and insider security threats.

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

We believe the factors that will influence our ability to achieve our goals include, among other things, our ability to deliver new offerings as well as additional product functionality; acquire new customers across geographies and industries; cultivate incremental sales from our existing customers by driving increased use of our software within organizations; provide additional solutions that leverage our core machine data platform to help organizations understand and realize the value of their machine data in specific end markets and use cases; add additional OEM and strategic relationships to enable new sales channels for our software as well as extend our integration with third party products; help software developers leverage the functionality of our machine data platform through SDKs and APIs; and successfully integrate acquired businesses and technologies.

For the fiscal years ended January 31, 2017, 2016 and 2015, our total revenues were $950.0 million, $668.4 million, and $450.9 million, respectively. For the fiscal year ended January 31, 2017, approximately 24% of our total revenues were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of January 31, 2017, we had over 13,000 customers, including more than 85 of the Fortune 100 companies.

For the fiscal years ended January 31, 2017, 2016 and 2015, our GAAP operating loss was $343.8 million, $287.9 million, and $215.8 million, respectively. Our non-GAAP operating income was $59.4 million, $25.4 million and $12.3 million for fiscal years ended January 31, 2017, 2016 and 2015, respectively.

For the fiscal years ended January 31, 2017, 2016 and 2015, our GAAP net loss was $355.2 million, $278.8 million, and $217.1 million, respectively. Our non-GAAP net income was $55.7 million, $23.6 million and $11.0 million for fiscal years ended January 31, 2017, 2016, and 2015, respectively.

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

Non-GAAP Financial Results

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP cost of revenues, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, employer payroll tax expense related to employee stock plans, amortization of acquired intangible assets, acquisition-related costs, adjustments related to a financing lease obligation, the partial release of the valuation allowance due to acquisition and facility exit costs. The adjustments for the financing lease obligation are to reflect the expense we would have recorded if our build-to-suit lease arrangement had been deemed an operating lease instead of a financing lease and is calculated as the net of actual ground lease expense, depreciation and interest expense over estimated straight-line rent expense. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment, and billings, which represents revenues plus the change in deferred revenue during the period. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in our financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance and allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude amortization of acquired intangible assets, acquisition-related costs, the partial release of the valuation allowance due to acquisition, facility exit costs, and make adjustments related to a financing lease obligation from our non-GAAP financial measures because these are considered by management to be outside of our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet. We consider billings to be a useful measure for management and investors because it provides visibility into our sales activity for a particular period, which is not necessarily reflected in our revenues given that we recognize term licenses and subscriptions for cloud services ratably.

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

The following table reconciles our net cash provided by operating activities to free cash flow for the fiscal years ended January 31, 2017, 2016 and 2015 (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Net cash provided by operating activities	$201,834	$155,622	$103,980
Less purchases of property and equipment	(45,349)	(51,332)	(13,950)
Free cash flow (non-GAAP)	$156,485	$104,290	$90,030
Net cash used in investing activities	$(127,461)	$(153,490)	$(645,160)
Net cash provided by (used in) financing activities	$(77,862)	$35,485	$31,610

The following table reconciles our GAAP to Non-GAAP Financial Measures for the fiscal year ended January 31, 2017 (in thousands, except per share amounts).

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Adjustments related to facility exits	Non-GAAP
Cost of revenues	$191,053	$(30,971)	$(801)	$(11,261)	$849		$—	$148,869
Gross margin	79.9%	3.2%	0.1%	1.2%	(0.1)%		—%	84.3%
Research and development	295,850	(129,388)	(2,651)	(233)	1,713		—	165,291
Sales and marketing	653,524	(161,164)	(3,394)	(432)	3,508		—	492,042
General and administrative	153,359	(56,518)	(1,827)	—	745		(11,364)	84,395
Operating income (loss)	(343,831)	378,041	8,673	11,926	(6,815)		11,364	59,358
Operating margin	(36.2)%	39.7%	0.9%	1.3%	(0.7)%		1.2%	6.2%
Net income (loss)	$(355,189)	$378,041	$8,673	$11,926	$890	(2)	$11,364	$55,705
Net income (loss) per share (1)	$(2.65)							$0.41
_________________
(1) GAAP net loss per share calculated based on 133,910 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 137,409 diluted weighted-average shares of common stock, which includes 3,499 potentially dilutive shares related to employee stock awards. GAAP to Non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.
(2) Includes $7.7 million of interest expense related to the financing lease obligation.

The following table reconciles our GAAP to Non-GAAP Financial Measures for the fiscal year ended January 31, 2016 (in thousands, except per share amounts).

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Acquisition-related costs and income tax effects		Adjustments related to financing lease obligation	Non-GAAP
Cost of revenues	$114,122	$(26,057)	$(953)	$(8,271)	$—		$—	$78,841
Gross margin	82.9%	3.9%	0.1%	1.3%	—%		—%	88.2%
Research and development	215,309	(89,197)	(2,837)	(296)	—		—	122,979
Sales and marketing	505,348	(130,054)	(3,442)	(623)	—		—	371,229
General and administrative	121,579	(46,949)	(1,736)	—	(1,993)		(888)	70,013
Operating income (loss)	(287,923)	292,257	8,968	9,190	1,993		888	25,373
Operating margin	(43.1)%	43.8%	1.3%	1.4%	0.3%		0.1%	3.8%
Net income (loss)	$(278,772)	$292,257	$8,968	$9,190	$(8,931)	(2)	$888	$23,600
Net income (loss) per share (1)	$(2.20)							$0.18
_________________________
(1) GAAP net loss per share calculated based on 126,746 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 131,753 diluted weighted-average shares of common stock, which includes 5,007 potentially dilutive shares related to employee stock awards. GAAP to Non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.
(2) Includes $10.9 million related to the partial release of the valuation allowance due to acquisition.

The following table reconciles our GAAP to Non-GAAP Financial Measures for the fiscal year ended January 31, 2015 (in thousands, except per share amounts).

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Adjustments related to financing lease obligation	Non-GAAP
Cost of revenues	$68,378	$(17,189)	$(639)	$(3,004)	$—	$47,546
Gross Margin	84.8%	3.9%	0.1%	0.7%	—%	89.5%
Research and development	150,790	(60,777)	(3,219)	(776)	—	86,018
Sales and marketing	344,471	(90,064)	(2,850)	(597)	—	250,960
General and administrative	103,046	(46,149)	(2,160)	—	(666)	54,071
Operating income (loss)	(215,810)	214,179	8,868	4,377	666	12,280
Operating margin	(47.9)%	47.5%	2.0%	1.0%	0.1%	2.7%
Net income (loss)	$(217,116)	$214,179	$8,868	$4,377	$666	$10,974
Net income (loss) per share (1)	$(1.81)					$0.09
_________________________
(1) GAAP net loss per share calculated based on 119,775 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 127,139 diluted weighted-average shares of common stock, which includes 7,364 potentially dilutive shares related to employee stock awards. GAAP to Non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.

The following table reconciles our total revenues to billings for the fiscal year ended January 31, 2017 (in thousands, except per share amounts).

Total revenues	$949,955
Increase in deferred revenue	175,956
Billings (Non-GAAP)	$1,125,911

The following table reconciles our total Splunk Cloud revenues to Splunk Cloud billings for the fiscal year ended January 31, 2017 (in thousands, except per share amounts).

Total Splunk Cloud revenues	$47,773
Increase in Splunk Cloud deferred revenue	47,745
Splunk Cloud billings (Non-GAAP)	$95,518
Components of Operating Results
Revenues

License revenues.  License revenues reflect the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. We are focused on acquiring new customers and increasing revenues from our existing customers as they realize the value of our software by indexing higher volumes of machine data and expanding the use of our software through additional use cases and broader deployment within their organizations. A majority of our license revenues consists of revenues from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Customers can also purchase term license agreements, under which we recognize the license fee ratably, on a straight-line basis, over the term of the license. Due to the differing revenue recognition policies, shifts in the mix between transactions that are recognized upfront and those that are recognized ratably from quarter to quarter could produce substantial variation in revenues recognized even if our sales remain consistent. In addition, seasonal trends that contribute to increased sales activity in the fourth fiscal quarter often result in lower sequential revenues in the first fiscal quarter, and we expect this trend to continue. Comparing our revenues on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

Maintenance and services revenues.  Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training, as well as revenues from our cloud services. Typically, when purchasing a perpetual license, a customer also purchases one year of maintenance service for which we charge a percentage of the license fee. When a term license is purchased, maintenance service is typically bundled with the license for the term of the license period. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. In arrangements involving a term license, we recognize both the license and maintenance revenues over the contract period. We have a professional services organization focused on helping our customers deploy our software in highly complex operational environments and train their personnel. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services or provide the training. We expect maintenance and services revenues to become a larger percentage of our total revenues as our installed customer base grows. We generally recognize the revenues associated with our cloud services ratably, on a straight-line basis, over the associated subscription term.

Professional services and training revenues as a percentage of total revenues were 8% and 7% for the fiscal years ended January 31, 2017 and 2016, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

Cost of Revenues

Cost of license revenues.  Cost of license revenues includes all direct costs to deliver our products, including salaries, benefits, stock-based compensation and related expenses such as employer taxes, allocated overhead for facilities and IT and amortization of acquired intangible assets. We recognize these expenses as they are incurred.

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

Operating Expenses

Our operating expenses are classified into three categories: research and development, sales and marketing and general and administrative. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses, commissions as applicable, stock-based compensation and related expenses such as employer taxes. Operating expenses also include allocated overhead costs for depreciation of equipment, facilities and IT. Allocated costs for facilities include costs for compensation of our facilities personnel, leasehold improvements and rent. Our allocated costs for IT include costs for compensation of our IT personnel and costs associated with our IT infrastructure. Operating expenses are generally recognized as incurred.

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

	Fiscal Year Ended January 31,
	2017		2016		2015
	(in thousands and as % of revenues)
Consolidated Statement of Operations Data:
Revenues
License	$546,925	57.6%	$405,399	60.6%	$283,191	62.8%
Maintenance and services	403,030	42.4	263,036	39.4	167,684	37.2
Total revenues	949,955	100.0	668,435	100.0	450,875	100.0
Cost of revenues
License (1)	11,965	2.2	9,080	2.2	1,859	0.7
Maintenance and services (1)	179,088	44.4	105,042	39.9	66,519	39.7
Total cost of revenues	191,053	20.1	114,122	17.1	68,378	15.2
Gross profit	758,902	79.9	554,313	82.9	382,497	84.8
Operating expenses
Research and development	295,850	31.1	215,309	32.2	150,790	33.4
Sales and marketing	653,524	68.8	505,348	75.6	344,471	76.4
General and administrative	153,359	16.1	121,579	18.2	103,046	22.9
Total operating expenses	1,102,733	116.1	842,236	126.0	598,307	132.7
Operating loss	(343,831)	(36.2)	(287,923)	(43.1)	(215,810)	(47.9)
Other income (expense), net
Interest income (expense), net	(2,829)	(0.3)	1,798	0.3	754	0.3
Other income (expense), net	(3,022)	(0.3)	(519)	(0.1)	216	—
Total other income (expense), net	(5,851)	(0.6)	1,279	0.2	970	0.3
Loss before income taxes	(349,682)	(36.8)	(286,644)	(42.9)	(214,840)	(47.6)
Provision for income taxes (benefit)	5,507	0.6	(7,872)	(1.2)	2,276	0.6
Net loss	$(355,189)	(37.4)%	$(278,772)	(41.7)%	$(217,116)	(48.2)%
______________________________

(1)	Calculated as a percentage of the associated revenues.

Fiscal 2017, 2016 and 2015
Revenues

	Fiscal Year Ended January 31,
				2017 to 2016 % Change	2016 to 2015 % Change
	2017	2016	2015
	(in thousands)
Revenues
License	$546,925	$405,399	$283,191	34.9%	43.2%
Maintenance and services	403,030	263,036	167,684	53.2%	56.9%
Total revenues	$949,955	$668,435	$450,875	42.1%	48.3%
Percentage of revenues
License	57.6%	60.6%	62.8%
Maintenance and services	42.4	39.4	37.2
Total	100.0%	100.0%	100.0%
Fiscal 2017 compared to fiscal 2016.   The increase in license revenues of $141.5 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 1,942 and 1,447 orders greater than $100,000 for the fiscal years ended January 31, 2017 and 2016, respectively. Our total number of Splunk customers increased from approximately 11,000 at January 31, 2016 to over 13,000 at January 31, 2017. The increase in maintenance and services revenues of $140.0 million was due to increases in sales of our maintenance agreements resulting from the growth of our installed customer base, sales of our cloud services and sales of our professional services.
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
Cost of Revenues and Gross Margin

	Fiscal Year Ended January 31,
				2017 to 2016 % Change	2016 to 2015 % Change
	2017	2016	2015
	(in thousands)
Cost of revenues (1)
License	$11,965	$9,080	$1,859	31.8%	388.4%
Maintenance and services	179,088	105,042	66,519	70.5%	57.9%
Total cost of revenues	$191,053	$114,122	$68,378	67.4%	66.9%
Gross margin
License	97.8%	97.8%	99.3%
Maintenance and services	55.6%	60.1%	60.3%
Total gross margin	79.9%	82.9%	84.8%
(1) Includes stock-based compensation expense:

Cost of revenues	$30,971	$26,057	$17,189

Fiscal 2017 compared to fiscal 2016.   Total cost of revenues increased $76.9 million primarily due to a $74.0 million increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues was primarily related to an increase of $30.2 million related to third-party hosting fees to support our cloud services, an increase of $23.6 million in salaries and benefits expense, which includes a $4.9 million increase in stock-based compensation expense due to increased headcount and an increase of $14.5 million related to third-party consulting services. The $2.9 million increase in cost of license revenues was primarily due to an increase in amortization expense related to acquired intangible assets.

Maintenance and services gross margin decreased primarily due to the growth of our cloud revenues during the year. Total gross margin decreased primarily due to maintenance and services revenues being a greater percentage of the overall revenue mix.

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
Operating Expenses

	Fiscal Year Ended January 31,
				2017 to 2016 % Change	2016 to 2015 % Change
	2017	2016	2015
	(in thousands)
Operating expenses (1)
Research and development	$295,850	$215,309	$150,790	37.4%	42.8%
Sales and marketing	653,524	505,348	344,471	29.3%	46.7%
General and administrative	153,359	121,579	103,046	26.1%	18.0%
Total operating expenses	$1,102,733	$842,236	$598,307	30.9%	40.8%
Percentage of revenues
Research and development	31.1%	32.2%	33.4%
Sales and marketing	68.8	75.6	76.4
General and administrative	16.2	18.2	22.9
Total	116.1%	126.0%	132.7%
(1) Includes stock-based compensation expense:

Research and development	$129,388	$89,197	$60,777
Sales and marketing	161,164	130,054	90,064
General and administrative	56,518	46,949	46,149
Total stock-based compensation expense	$347,070	$266,200	$196,990
Research and development expense
Fiscal 2017 compared to fiscal 2016.    Research and development expense increased $80.5 million primarily due to a $69.0 million increase in salaries and benefits, which includes a $40.2 million increase in stock-based compensation expense, as we increased headcount as part of our focus on further developing and enhancing our products and services. The increase in stock-based compensation expense is partly related to the accelerated vesting of certain restricted shares of common stock. Additionally, we had an increase of $7.9 million related to overhead costs including rent and utilities costs.
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
Sales and marketing expense
Fiscal 2017 compared to fiscal 2016.    Sales and marketing expense increased $148.2 million primarily due to a $116.6 million increase in salaries and benefits, which includes a $31.1 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $16.7 million in expenses due to increased facilities and overhead, an increase of $10.2 million related to third-party consulting services and an increase of $2.9 million in travel-related expenses due to increased travel from our growing field sales organization.

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
General and administrative expense
Fiscal 2017 compared to fiscal 2016.    General and administrative expense increased $31.8 million primarily due to a $15.4 million increase in salaries and benefits, which includes a $9.6 million increase in stock-based compensation expense. Additionally, we had an increase of $11.4 million in connection with a facility exit charge and the accelerated depreciation of property and equipment and an increase of $3.2 million related to third-party consulting services.
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
Interest and Other Income (Expense), net

	Fiscal Year Ended January 31,
				2017 to 2016 % Change	2016 to 2015 % Change
	2017	2016	2015
	(in thousands)
Interest and other income (expense), net
Interest income (expense), net	$(2,829)	$1,798	$754	(257.3)%	138.5%
Other income (expense), net	(3,022)	(519)	216	482.3%	(340.3)%
Total interest and other income (expense), net	$(5,851)	$1,279	$970	(557.5)%	31.9%
Fiscal 2017 compared to fiscal 2016.  Interest and other income (expense), net reflects a net increase in expense primarily due to an increase in interest expense from our financing lease obligation and an increase in foreign exchange losses.
Fiscal 2016 compared to fiscal 2015.  Interest and other income (expense), net reflects a net increase in income primarily due to an increase in interest income from our investments.
Provision for Income Taxes

	Fiscal Year Ended January 31,
				2017 to 2016 % Change	2016 to 2015 % Change
	2017	2016	2015
	(in thousands)
Provision for income taxes (benefit)	$5,507	$(7,872)	$2,276	(170.0)%	(445.9)%
Fiscal 2017 compared to fiscal 2016.  The increase in income tax expense was primarily due to the absence of a partial release of the valuation allowance from the acquisition of Caspida. Additionally, we experienced an increase in taxable income in our foreign operations.
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

	Three Months Ended
	Jan 31, 2017	Oct 31, 2016	July 31, 2016	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	July 31, 2015	Apr 30, 2015
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues
License	$190,513	$139,725	$115,695	$100,992	$141,403	$104,164	$87,960	$71,872
Maintenance and services	115,948	105,064	97,058	84,960	78,621	70,256	60,366	53,793
Total revenues	306,461	244,789	212,753	185,952	220,024	174,420	148,326	125,665
Cost of revenues
License	3,252	2,883	2,868	2,962	2,970	3,136	1,813	1,161
Maintenance and services	55,011	45,791	41,748	36,538	32,436	27,455	23,227	21,924
Total cost of revenues (1)	58,263	48,674	44,616	39,500	35,406	30,591	25,040	23,085
Gross profit	248,198	196,115	168,137	146,452	184,618	143,829	123,286	102,580
Operating expenses
Research and development (1)	75,596	85,659	67,224	67,371	66,117	56,186	48,308	44,698
Sales and marketing (1)	190,815	167,330	150,228	145,151	161,442	130,131	111,786	101,989
General and administrative (1)	52,895	34,079	34,312	32,073	36,090	29,857	28,760	26,872
Total operating expenses	319,306	287,068	251,764	244,595	263,649	216,174	188,854	173,559
Operating loss	(71,108)	(90,953)	(83,627)	(98,143)	(79,031)	(72,345)	(65,568)	(70,979)
Interest and other income (expense), net
Interest income (expense), net	(806)	(823)	(797)	(403)	636	377	425	360
Other income (expense), net	(486)	(348)	(1,063)	(1,125)	(42)	(271)	(295)	89
Total interest and other income (expense), net	(1,292)	(1,171)	(1,860)	(1,528)	594	106	130	449
Loss before income taxes	(72,400)	(92,124)	(85,487)	(99,671)	(78,437)	(72,239)	(65,438)	(70,530)
Income tax provision (benefit)	1,805	1,367	1,110	1,225	886	735	(10,149)	656
Net loss	$(74,205)	$(93,491)	$(86,597)	$(100,896)	$(79,323)	$(72,974)	$(55,289)	$(71,186)

Net loss per share, basic and diluted:	$(0.54)	$(0.69)	$(0.65)	$(0.77)	$(0.61)	$(0.57)	$(0.44)	$(0.57)
 _________________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Jan 31, 2017	Oct 31, 2016	July 31, 2016	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	July 31, 2015	Apr 30, 2015
	(in thousands)
Cost of revenues	$8,496	$7,610	$7,310	$7,555	$7,479	$6,384	$5,662	$6,532
Research and development	27,085	45,355	27,742	29,206	27,287	22,534	19,301	20,075
Sales and marketing	42,810	38,750	39,371	40,233	38,987	33,247	28,210	29,610
General and administrative	14,403	13,299	14,440	14,376	14,622	11,999	10,436	9,892

	Three Months Ended
	Jan 31, 2017	Oct 31, 2016	July 31, 2016	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	July 31, 2015	Apr 30, 2015
	(as % of revenues)
Consolidated Statement of Operations Data:
Revenues
License	62.2%	57.1%	54.4%	54.3%	64.3%	59.7%	59.3%	57.2%
Maintenance and services	37.8	42.9	45.6	45.7	35.7	40.3	40.7	42.8
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	1.7	2.1	2.5	2.9	2.1	3.0	2.1	1.6
Maintenance and services (1)	47.4	43.6	43.0	43.0	41.3	39.1	38.5	40.8
Total cost of revenues	19.0	19.9	21.0	21.2	16.1	17.5	16.9	18.4
Gross profit	81.0	80.1	79.0	78.8	83.9	82.5	83.1	81.6
Operating expenses
Research and development	24.7	35.0	31.6	36.2	30.0	32.2	32.6	35.6
Sales and marketing	62.3	68.4	70.6	78.1	73.4	74.6	75.4	81.2
General and administrative	17.2	13.9	16.1	17.3	16.4	17.2	19.3	21.3
Total operating expenses	104.2	117.3	118.3	131.6	119.8	124.0	127.3	138.1
Operating loss	(23.2)	(37.2)	(39.3)	(52.8)	(35.9)	(41.5)	(44.2)	(56.5)
Interest and other income (expense), net
Interest income (expense), net	(0.2)	(0.3)	(0.4)	(0.2)	0.3	0.2	0.3	0.3
Other income (expense), net	(0.2)	(0.1)	(0.5)	(0.6)	—	(0.1)	(0.2)	0.1
Total interest and other income (expense), net	(0.4)	(0.4)	(0.9)	(0.8)	0.3	0.1	0.1	0.4
Loss before income taxes	(23.6)	(37.6)	(40.2)	(53.6)	(35.6)	(41.4)	(44.1)	(56.1)
Income tax provision (benefit)	0.6	0.6	0.5	0.7	0.5	0.4	(6.8)	0.5
Net loss	(24.2)%	(38.2)%	(40.7)%	(54.3)%	(36.1)%	(41.8)%	(37.3)%	(56.6)%
_______________________
(1) This percentage is calculated as a percentage of the associated revenues.
Seasonality, Cyclicality and Quarterly Trends
Our quarterly results reflect seasonality in the sale of our offerings. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenue in the first fiscal quarter. We expect this seasonality to continue in fiscal 2018 and beyond. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short term. The timing of revenues in relation to our expenses, much of which does not vary directly with revenues, has an impact on the cost of revenues, research and development expense, sales and marketing expense and general and administrative expense as a percentage of revenues in each fiscal quarter during the year. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.
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
Liquidity and Capital Resources

	As of January 31,
	2017	2016	2015
	(in thousands)
Cash and cash equivalents	$421,346	$424,541	$387,315
Investments, current portion	662,096	584,498	462,849
Investments, non-current	5,000	1,500	165,082

	Fiscal Year Ended January 31,
	2017	2016	2015
	(in thousands)
Cash provided by operating activities	$201,834	$155,622	$103,980
Cash used in investing activities	(127,461)	(153,490)	(645,160)
Cash provided by (used in) financing activities	(77,862)	35,485	31,610
We fund our operations primarily through cash generated from operations. At January 31, 2017, our cash and cash equivalents of $421.3 million were held for working capital purposes, a majority of which were invested in money market funds. We intend to continue to focus our capital expenditures in fiscal 2018 to support the growth in our operations and our global facility expansions. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.
Operating Activities
Operating activities consist of our net loss adjusted for certain non-cash items and changes in operating assets and liabilities during the year.

Net cash provided by operating activities was $201.8 million for the year ended January 31, 2017 compared to $155.6 million from the prior year. The increase in net cash provided by operating activities was primarily related to the growth of our business, as we experienced increased sales of our products and services and the related support agreements. The primary working capital sources of cash were an increase in deferred revenue and accrued expenses and other liabilities for fiscal 2017 compared to fiscal 2016. The primary working capital uses of cash were an increase in prepaid expenses and a decrease in accrued payroll and compensation for fiscal 2017 compared to fiscal 2016.
Net cash provided by operating activities was $155.6 million for the year ended January 31, 2016 compared to $104.0 million from the prior year. The increase in net cash provided by operating activities was primarily related to the growth of our business, as we experienced increased sales of our products and services and the related support agreements. The primary working capital sources of cash were an increase in deferred revenue and a decrease in prepaid expenses for fiscal 2016 compared to fiscal 2015. The primary working capital use of cash was a decrease in accrued expenses and other liabilities for fiscal 2016 compared to fiscal 2015.

Investing Activities
Net cash used in investing activities was $127.5 million for the year ended January 31, 2017 compared to $153.5 million from the prior year. The decrease in cash used in investing activities was primarily related to a decrease of $142.7 million in cash used for acquisitions and a decrease of $6.0 million in capital expenditures, partially offset by an increase of $120.6 million in the net purchases of investments.
Net cash used in investing activities was $153.5 million for the year ended January 31, 2016 compared to $645.2 million from the prior year. The decrease in cash used in investing activities was primarily related to a decrease of $670.7 million in the net purchases of investments, partially offset by an increase of $140.2 million in cash used for acquisitions and an increase of $37.4 million in capital expenditures.
Financing Activities
Net cash used in financing activities was $77.9 million for the year ended January 31, 2017 compared to net cash provided by financing activities of $35.5 million from the prior year. The increase in cash used in investing activities was primarily related to an increase of $113.7 million in taxes paid related to net share settlement of equity awards and a decrease of $7.5 million in proceeds from the exercise of stock options, partially offset by the increase of $8.1 million in proceeds from our employee stock purchase plan.
Net cash provided by financing activities was $35.5 million for the year ended January 31, 2016 compared to $31.6 million from the prior year. The increase in cash provided by investing activities was primarily related to an increase of $4.8 million in proceeds from our employee stock purchase plan.
Loan and Security Agreement
On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2015. As amended, the agreement provides for a revolving line of credit facility, which expires May 9, 2017. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.75% in January 2017) or the LIBOR rate plus 2.75%. As of January 31, 2017, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company.

In addition, the agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of January 31, 2017.

Contractual Payment Obligations

Operating Lease Commitments

We lease our office spaces under non-cancelable leases. Rent expense for our operating leases was $28.1 million, $11.9 million and $9.8 million during fiscal 2017, 2016 and 2015, respectively.

On August 24, 2015, we entered into an office lease for approximately 235,000 square feet located at 3098 Olsen Drive, San Jose, California for a term of 129 months. Rent expense for this lease commenced in the third quarter of fiscal 2017. Our total obligation for the base rent is approximately $120.5 million.

The following summarizes our operating lease commitments as of January 31, 2017 (in thousands):

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments *	$177,160	$20,399	$44,582	$36,745	$75,434
 _________________________
* We entered into sublease agreements for portions of our office space and the future rental income of $1.0 million from these agreements has been included as an offset to our future minimum rental payments.

Financing Lease Obligation

On April 29, 2014, we entered into an office lease (the “Lease”) for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the “Premises”). The Premises is allocated between the "Initial Premises" and "Additional Premises," which are each approximately 91,000 square feet of rentable space. The term of the Additional Premises begins one year after the Initial Premises and each have a term of 84 months. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for the Lease.

As a result of our involvement during the construction period, whereby we had certain indemnification obligations related to the construction, we were considered for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We have recorded project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, net” and “Other liabilities, non-current,” respectively, on our consolidated balance sheets. We moved into the Premises in February 2016. We have determined that the lease does not meet the criteria for “sale-leaseback” treatment, due to our continuing involvement in the project resulting from our standby letter of credit. Accordingly, the Lease will continue to be accounted for as a financing obligation.

As of January 31, 2017, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Fiscal 2018	$11,683
Fiscal 2019	12,510
Fiscal 2020	12,886
Fiscal 2021	13,272
Fiscal 2022	13,670
Thereafter	21,977
Total future minimum lease payments	$85,998

Facility Exit Costs

In fiscal 2017, we relocated certain corporate offices in the San Francisco Bay Area and as a result, some of our leased office spaces are no longer in use. Accordingly, we calculated and recorded a liability at the "cease-use" date related to those operating leases based on the difference between the present value of the estimated future sublease rental income and the present value of our remaining lease obligations, adjusted for the effects of any prepaid or deferred items. We recorded a facility exit charge of approximately $8.6 million to "General and administrative" expenses in the consolidated statements of operations associated with the recognition of the liability. The short-term portion of the liability is recorded in "Accrued expenses and other liabilities" and the long-term portion of the liability is recorded in "Other liabilities, non-current," on the consolidated balance sheets. In addition, we also recognized $2.7 million of expense related to the acceleration of depreciation on certain property and equipment related to these facility exits.

Off-Balance Sheet Arrangements

During fiscal 2017, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at January 31, 2017. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and cash equivalents of $421.3 million as of January 31, 2017. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. During the fiscal years ended January 31, 2017 and 2016, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of January 31, 2017, we had no balance outstanding under this agreement.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Splunk Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Splunk Inc. and its subsidiaries at January 31, 2017 and January 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 29, 2017

Splunk Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	January 31, 2017	January 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$421,346	$424,541
Investments, current portion	662,096	584,498
Accounts receivable, net	238,281	181,665
Prepaid expenses and other current assets	38,650	26,565
Total current assets	1,360,373	1,217,269
Investments, non-current	5,000	1,500
Property and equipment, net	166,395	134,995
Intangible assets, net	37,713	49,482
Goodwill	124,642	123,318
Other assets	24,423	10,275
Total assets	$1,718,546	$1,536,839
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,503	$4,868
Accrued payroll and compensation	100,092	95,898
Accrued expenses and other liabilities	81,071	49,879
Deferred revenue, current portion	478,707	347,121
Total current liabilities	667,373	497,766
Deferred revenue, non-current	146,752	102,382
Other liabilities, non-current	99,260	77,277
Total non-current liabilities	246,012	179,659
Total liabilities	913,385	677,425
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at January 31, 2017 and January 31, 2016	—	—
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 137,169,481 shares issued and outstanding at January 31, 2017, and 131,543,467 shares issued and outstanding at January 31, 2016	137	132
Accumulated other comprehensive loss	(3,013)	(3,770)
Additional paid-in capital	1,828,821	1,528,647
Accumulated deficit	(1,020,784)	(665,595)
Total stockholders’ equity	805,161	859,414
Total liabilities and stockholders’ equity	$1,718,546	$1,536,839

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2017	2016	2015
Revenues
License	$546,925	$405,399	$283,191
Maintenance and services	403,030	263,036	167,684
Total revenues	949,955	668,435	450,875
Cost of revenues (1)
License	11,965	9,080	1,859
Maintenance and services	179,088	105,042	66,519
Total cost of revenues	191,053	114,122	68,378
Gross profit	758,902	554,313	382,497
Operating expenses (1)
Research and development	295,850	215,309	150,790
Sales and marketing	653,524	505,348	344,471
General and administrative	153,359	121,579	103,046
Total operating expenses	1,102,733	842,236	598,307
Operating loss	(343,831)	(287,923)	(215,810)
Interest and other income (expense), net
Interest income (expense), net	(2,829)	1,798	754
Other income (expense), net	(3,022)	(519)	216
Total interest and other income (expense), net	(5,851)	1,279	970
Loss before income taxes	(349,682)	(286,644)	(214,840)
Provision for income taxes (benefit)	5,507	(7,872)	2,276
Net loss	$(355,189)	$(278,772)	$(217,116)

Basic and diluted net loss per share	$(2.65)	$(2.20)	$(1.81)

Weighted-average shares used in computing basic and diluted net loss per share	133,910	126,746	119,775

(1)      Amounts include stock-based compensation expense, as follows:

Cost of revenues	$30,971	$26,057	$17,189
Research and development	129,388	89,197	60,777
Sales and marketing	161,164	130,054	90,064
General and administrative	56,518	46,949	46,149

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended January 31,
	2017	2016	2015
Net loss	$(355,189)	$(278,772)	$(217,116)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments (net of tax)	(174)	(66)	2
Foreign currency translation adjustments	931	(2,867)	(897)
Total other comprehensive income (loss)	757	(2,933)	(895)
Comprehensive loss	$(354,432)	$(281,705)	$(218,011)

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 31, 2014	116,099,516	$116	$954,441	$58	$(169,707)	$784,908
Stock-based compensation	—	—	214,179	—	—	214,179
Issuance of common stock upon exercise of options	4,213,746	4	16,788	—	—	16,792
Vesting of early exercised options	—	—	112	—	—	112
Vesting of restricted stock units	2,862,027	3	(3)	—	—	—
Issuance of common stock upon ESPP purchase	363,203	—	14,494	—	—	14,494
Excess tax benefits from employee stock plans	—	—	847	—	—	847
Unrealized gain from investments	—	—	—	2	—	2
Net change in cumulative translation adjustments	—	—	—	(897)	—	(897)
Net loss	—	—	—	—	(217,116)	(217,116)
Balances at January 31, 2015	123,538,492	123	1,200,858	(837)	(386,823)	813,321
Stock-based compensation	—	—	292,257	—	—	292,257
Issuance of common stock upon exercise of options	2,755,556	3	15,266	—	—	15,269
Vesting of early exercised options	—	—	55	—	—	55
Vesting of restricted stock units	4,136,073	5	(5)	—	—	—
Issuance of common stock upon ESPP purchase	441,564	—	19,342	—	—	19,342
Issuance of restricted stock awards	671,782	1	—	—	—	1
Excess tax benefits from employee stock plans	—	—	874	—	—	874
Unrealized loss from investments	—	—	—	(66)	—	(66)
Net change in cumulative translation adjustments	—	—	—	(2,867)	—	(2,867)
Net loss	—	—	—	—	(278,772)	(278,772)
Balances at January 31, 2016	131,543,467	132	1,528,647	(3,770)	(665,595)	859,414
Stock-based compensation	—	—	378,041	—	—	378,041
Issuance of common stock upon exercise of options	1,642,599	2	7,746	—	—	7,748
Vesting of restricted stock units	3,571,873	3	—	—	—	3
Taxes paid related to net share settlement of equity awards	—	—	(113,707)	—	—	(113,707)
Issuance of common stock upon ESPP purchase	597,545	—	27,412	—	—	27,412
Forfeited restricted stock awards	(186,003)	—	—	—	—	—
Excess tax benefits from employee stock plans	—	—	682	—	—	682
Unrealized loss from investments	—	—	—	(174)	—	(174)
Net change in cumulative translation adjustments	—	—	—	931	—	931
Net loss	—	—	—	—	(355,189)	(355,189)
Balances at January 31, 2017	137,169,481	$137	$1,828,821	$(3,013)	$(1,020,784)	$805,161
The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended January 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(355,189)	$(278,772)	$(217,116)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,113	19,491	12,494
Amortization of investment premiums	840	1,332	775
Stock-based compensation expense	378,041	292,257	214,179
Deferred income taxes	(326)	(11,140)	(327)
Excess tax benefits from employee stock plans	(682)	(874)	(847)
Facility exit charge	8,625	—	—
Accelerated depreciation of property and equipment	2,739	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(56,616)	(53,252)	(45,065)
Prepaid expenses, other current and non-current assets	(25,726)	4,675	(11,284)
Accounts payable	2,720	965	1,766
Accrued payroll and compensation	4,194	30,026	21,344
Accrued expenses and other liabilities	35,145	5,496	16,297
Deferred revenue	175,956	145,418	111,764
Net cash provided by operating activities	201,834	155,622	103,980
Cash flows from investing activities
Purchases of investments	(683,787)	(480,610)	(820,710)
Maturities of investments	605,175	522,645	192,000
Acquisitions, net of cash acquired	—	(142,693)	(2,500)
Purchases of property and equipment	(45,349)	(51,332)	(13,950)
Other investment activities	(3,500)	(1,500)	—
Net cash used in investing activities	(127,461)	(153,490)	(645,160)
Cash flows from financing activities
Proceeds from exercise of stock options	7,751	15,269	16,792
Excess tax benefits from employee stock plans	682	874	847
Proceeds from employee stock purchase plan	27,412	19,342	14,494
Taxes paid related to net share settlement of equity awards	(113,707)	—	—
Payment related to financing lease obligation	—	—	(523)
Net cash provided by (used in) financing activities	(77,862)	35,485	31,610
Effect of exchange rate changes on cash and cash equivalents	294	(391)	(568)
Net increase (decrease) in cash and cash equivalents	(3,195)	37,226	(510,138)
Cash and cash equivalents
Beginning of period	424,541	387,315	897,453
End of period	$421,346	$424,541	$387,315
Supplemental disclosures
Cash paid for income taxes	$3,021	$1,408	$1,080
Cash paid for interest expense related to financing lease obligation	4,132	—	—
Non-cash investing and financing activities
Increase (decrease) in accrued purchases of property and equipment	(1,121)	(775)	1,057
Vesting of early exercised options	—	56	112
Increase in capitalized construction costs related to build-to-suit lease	10,065	42,825	29,360
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of the Business and Significant Accounting Policies

Business

Splunk Inc. (“we,” “us,” “our”) provides innovative software solutions that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our offerings enable users to collect, index, search, explore, monitor, correlate and analyze data regardless of format or source. Our offerings address large and diverse data sets, commonly referred to as big data, and are specifically tailored for machine data. Machine data is produced by nearly every software application and electronic device and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities and security threats. Our offerings help users derive new insights from machine data that can be used to, among other things, improve service levels, reduce operational costs, mitigate security risks, demonstrate and maintain compliance, and drive better business decisions. We were incorporated in California in October 2003 and reincorporated in Delaware in May 2006.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2017, for example, refer to the fiscal year ended January 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods covered by the financial statements and accompanying notes. In particular, we make estimates with respect to the fair value of multiple elements in revenue recognition, uncollectible accounts receivable, the assessment of the useful life and recoverability of long-lived assets (property and equipment, goodwill and identified intangibles), stock-based compensation expense, the fair value of assets acquired and liabilities assumed for business combinations, income taxes, leases and contingencies. Actual results could differ from those estimates.

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

Foreign Currency

The functional currency of our foreign subsidiaries is their respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in "Accumulated other comprehensive loss" within the consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses are included in "Other income (expense), net" and were not material for the three years ended January 31, 2017. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Foreign Currency Contracts

We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These contracts typically have maturities of one month. They are not designated as cash flow or fair value hedges under ASC Topic 815, Derivatives and Hedging. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the consolidated balance sheets with changes in the fair value recorded to "Other income (expense), net" in the consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. We do not hold or issue financial instruments for trading purposes.

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

At January 31, 2017, one channel partner represented 30% of total accounts receivable. At January 31, 2016, one channel partner represented 26% and one customer represented 16% of total accounts receivable.

Our accounts receivable is subject to collection risk. Our gross accounts receivable is reduced for this risk by an allowance for doubtful accounts. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is an estimate and is regularly evaluated for adequacy by taking into consideration a combination of factors. We look at factors such as past collection experience, credit quality of the customer, age of the receivable balance, and current economic conditions. These factors are reviewed to determine whether an allowance for bad debts should be recorded to reduce the receivable balance to the amount believed to be collectible.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015

Balance at beginning of period	$531	$473	$758
Add: bad debt expense	—	98	—
Less: write-offs, net of recoveries	(56)	(40)	(285)
Balance at end of period	$475	$531	$473

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalized Software Development Costs

Capitalization of software development costs for software to be sold, leased, or otherwise marketed begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. We did not capitalize any internal software development costs for fiscal 2017 and 2016 because the cost incurred and the time between technological feasibility and product release was insignificant. We had no amortization expense from capitalized purchased technology during fiscal 2017, 2016 or 2015.

Costs related to software acquired, developed or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. We define the design, configuration, and coding process as the application development stage. We did not capitalize any costs related to computer software developed for internal use in fiscal 2017 or 2016.

Commissions
Commissions are recorded as a component of sales and marketing expenses and consist of the variable compensation paid to our sales force. Sales commissions are earned and recorded at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales personnel are recoverable only in the case that we cannot collect the invoiced amounts associated with a sales order. Commission expense was $109.1 million, $88.5 million and $61.0 million for fiscal 2017, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases
We primarily lease our facilities under operating leases. For leases that contain rent escalation or rent concession provisions, we record the total rent expense during the lease term on a straight-line basis over the term of the lease. We record the difference between the rent paid and the straight-line rent expense as a current and non-current deferred rent liability in "Accrued expenses and other liabilities" and "Other liabilities, non-current," respectively, on the consolidated balance sheets. Rent expense for our operating leases was $28.1 million, $11.9 million and $9.8 million during fiscal 2017, 2016 and 2015, respectively.
Facility Exit Costs
Certain of our operating facility leases include office space that is not occupied or used by us. We calculate and record a liability at the "cease-use" date related to those operating leases based on the difference between the present value of estimated future sublease rental income and the present value of our remaining lease obligations, adjusted for the effects of any prepaid or deferred items. The short-term portion of the liability is recorded in "Accrued expenses and other liabilities" and the long-term portion of the liability is recorded in "Other liabilities, non-current," on the consolidated balance sheets. Associated with the recognition of the liability, we also record a corresponding charge to "General and administrative" expenses in the consolidated statements of operations.

Advertising Expense
We expense advertising costs as incurred. We incurred $10.0 million, $13.3 million and $8.4 million in advertising expenses for fiscal 2017, 2016 and 2015, respectively. Advertising costs are recorded in "Sales and marketing" expenses in the consolidated statements of operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04 (Topic 350) Intangibles - Goodwill and Other. The new standard simplifies how companies are required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard is effective for our first quarter of fiscal 2021, although early adoption is permitted. We are currently evaluating whether this standard will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 (Topic 805) Business Combinations - Clarifying the Definition of a Business. The new standard narrows the definition of a business to assist companies with evaluating when a set of transferred assets and activities is a business. The standard is effective for our first quarter of fiscal 2019, although early adoption is permitted. We are currently evaluating whether this standard will have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16 (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The new standard will require companies to recognize, as opposed to defer, the tax effects from intercompany transfers of certain assets when the transfer occurs. The standard is effective for our first quarter of fiscal 2019, although early adoption is permitted. We are currently evaluating whether this standard will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments - Credit Losses. The amendments in this update require a financial asset (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans and held-to-maturity debt securities. The standard is effective for our first quarter of fiscal 2021, although early adoption is permitted. We are currently evaluating whether this standard will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 (Topic 718), Compensation - Stock Compensation, which has been issued as part of its Simplification Initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for our first quarter of fiscal 2018. We do not expect this pronouncement to have a material impact on our consolidated financial statements upon adoption.

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases, which supersedes the lease recognition requirements in ASC Topic 840, Leases. The standard requires an entity to recognize right-of-use assets and lease liabilities arising from a lease for operating leases, initially measured at the present value of the lease payments on the consolidated balance sheets. The impact of such leases on the consolidated statements of operations and cash flows will continue to be treated in a similar manner under current GAAP. The standard also requires additional qualitative and quantitative disclosures. The standard is effective for our first quarter of fiscal 2020, although early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures. We anticipate that most of our office leases will be recognized as lease liabilities and corresponding right-of-use assets, and will accordingly have a material impact on our consolidated balance sheets upon adoption.

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

establishes a new revenue standard. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance in the new revenue standard regarding an entity’s identification of its performance obligations in a contract. In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, non-cash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The new revenue standard, as amended by ASU No. 2015-14, is effective in the first quarter of fiscal 2019 and may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. We currently plan to adopt the standard using the cumulative effect transition method. Early adoption is permitted, but not earlier than the original effective date for annual and interim periods.

While we are still evaluating the total impact of the new revenue standard, we believe the adoption of this new standard will have a material impact on our consolidated financial statements, including the way we account for arrangements involving a term license, deferred revenue and sales commissions. Under the new revenue standard, we would be required to recognize term license revenues upfront and the associated maintenance revenues over the contract period. Under the current revenue standard, we recognize both the term license and maintenance revenues ratably over the contract period. In addition, some deferred revenue recorded in accordance with the current revenue standard could be eliminated upon adoption of the new revenue standard. We have also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, under Topic 606. Under ASC 340-40, we would be required to capitalize and amortize incremental costs of obtaining a contract, such as sales commission costs. Under our current accounting policy, we do not capitalize sales commission costs and recognize these costs when they are incurred.

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of January 31, 2017 and 2016 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 31, 2017				January 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$345,959	$—	$—	$345,959	$374,571	$—	$—	$374,571
U.S. treasury securities	—	662,096	—	662,096	—	607,892	—	607,892
Other	—	—	3,000	3,000	—	—	1,500	1,500
Reported as:
Assets:
Cash and cash equivalents				$345,959				$397,965
Investments, current portion				662,096				584,498
Investments, non-current				3,000				1,500
Total				$1,011,055				$983,963

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

We invested in U.S. treasury securities during the fiscal year ended January 31, 2017 and 2016, which we have classified as available-for-sale securities. The following table presents our available-for-sale investments as of January 31, 2017 (in thousands):

	January 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current portion:
U.S. treasury securities	$662,327	$32	$(263)	$662,096
Total available-for-sale investments	$662,327	$32	$(263)	$662,096

The following table presents our available-for-sale investments as of January 31, 2016 (in thousands):

	January 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$23,399	$—	$(5)	$23,394
Investments, current portion:
U.S. treasury securities	584,554	158	(214)	584,498
Total available-for-sale investments	$607,953	$158	$(219)	$607,892

As of January 31, 2017, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$446,073	$(263)	$—	$—	$446,073	$(263)

As of January 31, 2016, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$212,532	$(138)	$164,298	$(81)	$376,830	$(219)

As of January 31, 2017 and 2016, we did not consider any of our investments to be other-than-temporarily impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contractual maturities of our investments are as follows (in thousands):

January 31, 2017
Due within one year	$662,096
Total	$662,096

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

During the fiscal year ended January 31, 2016 we made an investment in the form of a convertible promissory note in a privately-held company that we have classified as an available-for-sale investment, which is included in "Investments, non-current," on our consolidated balance sheets. During fiscal 2017, we made an additional $1.5 million convertible promissory note investment in this privately-held company. These investments are recorded at fair value using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of quoted prices in active markets and inherent lack of liquidity. Unrealized gains and losses on our available-for-sale investments are excluded from earnings and reported, net of tax, as a separate component on the consolidated statements of comprehensive income (loss). During the fiscal year ended January 31, 2017, we have not recognized any unrealized gains or losses or any other-than-temporary impairment charges on these investments. The carrying value of these investments were $3.0 million and $1.5 million as of January 31, 2017 and January 31, 2016, respectively.

(3)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable leases. Rent expense for our operating leases was $28.1 million, $11.9 million and $9.8 million during fiscal 2017, 2016 and 2015, respectively.

On August 24, 2015, we entered into an office lease for approximately 235,000 square feet located at 3098 Olsen Drive, San Jose, California for a term of 129 months. Rent expense for this lease commenced in the third quarter of fiscal 2017. Our total obligation for the base rent is approximately $120.5 million.

The following summarizes our operating lease commitments as of January 31, 2017 (in thousands):

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$177,160	$20,399	$44,582	$36,745	$75,434
 _________________________
(1) We entered into sublease agreements for portions of our office space and the future rental income of $1.0 million from these agreements has been included as an offset to our future minimum rental payments.

Financing Lease Obligation

On April 29, 2014, we entered into an office lease (the “Lease”) for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the “Premises”). The Premises is allocated between the "Initial Premises" and "Additional Premises," which are each approximately 91,000 square feet of rentable space. The term of the Additional Premises begins one year after the Initial Premises and each have a term of 84 months. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for the Lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of our involvement during the construction period, whereby we had certain indemnification obligations related to the construction, we were considered for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We have recorded project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, net” and “Other liabilities, non-current,” respectively, on our consolidated balance sheets. We moved into the Premises in February 2016. We have determined that the lease does not meet the criteria for “sale-leaseback” treatment, due to our continuing involvement in the project resulting from our standby letter of credit. Accordingly, the Lease will continue to be accounted for as a financing obligation.

As of January 31, 2017, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Fiscal 2018	$11,683
Fiscal 2019	12,510
Fiscal 2020	12,886
Fiscal 2021	13,272
Fiscal 2022	13,670
Thereafter	21,977
Total future minimum lease payments	$85,998

Facility Exit Costs

In fiscal 2017, we relocated certain corporate offices in the San Francisco Bay Area and as a result, some of our leased office spaces are no longer in use. Accordingly, we calculated and recorded a liability at the "cease-use" date related to those operating leases based on the difference between the present value of the estimated future sublease rental income and the present value of our remaining lease obligations, adjusted for the effects of any prepaid or deferred items. We recorded a facility exit charge of approximately $8.6 million to "General and administrative" expenses in the consolidated statements of operations associated with the recognition of the liability. The short-term portion of the liability is recorded in "Accrued expenses and other liabilities" and the long-term portion of the liability is recorded in "Other liabilities, non-current," on the consolidated balance sheets. In addition, we also recognized $2.7 million of expense related to the acceleration of depreciation on certain property and equipment related to these facility exits.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at January 31, 2017.  We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of January 31,
	2017	2016
Computer equipment and software	$59,396	$43,883
Furniture and fixtures	16,194	13,398
Leasehold improvements (1)	58,569	41,028
Building (2)	82,250	72,186
	216,409	170,495
Less: accumulated depreciation and amortization	(50,014)	(35,500)
Property and equipment, net	$166,395	$134,995

(1) Includes costs related to assets not yet placed into service of $1.0 million and $28.9 million, as of January 31, 2017 and 2016, respectively.

(2) This relates to the capitalization of construction costs in connection with our financing lease obligation, where we are considered the owner of the asset, for accounting purposes only. There is a corresponding long-term liability for this obligation on our consolidated balance sheets under “Other liabilities, non-current.” Refer to Note 3 “Commitments and Contingencies” for details.

Depreciation and amortization expense on Property and Equipment, net was $22.8 million, $10.3 million and $8.0 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. Included in depreciation and amortization expense for the fiscal year ended January 31, 2017 is $2.7 million of expense related to the acceleration of depreciation on certain property and equipment due to the "cease-use" of certain operating facility leases during the fourth fiscal quarter of January 31, 2017.

(5)  Acquisitions, Goodwill and Intangible Assets

Caspida

On July 9, 2015, we acquired 100% of the voting equity interest of Caspida, Inc. (“Caspida”), a privately-held Delaware corporation, which develops technology that provides behavioral analytics to help detect, respond to and mitigate advanced security and insider security threats. This acquisition has been accounted for as a business combination. The purchase price of $128.4 million, paid in cash, was preliminarily allocated as follows: $45.8 million to identifiable intangible assets, $11.4 million to net deferred tax liability and $1.2 million to net assets acquired, with the excess $92.8 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products as well as our ability to sell into the security market. This goodwill is not deductible for income tax purposes. The results of operations of Caspida, which are not material, have been included in our consolidated financial statements from the date of purchase. Additionally, we recognized $1.7 million of acquisition-related costs as "General and administrative" expense on our consolidated statements of operations.

Per the terms of the merger agreement with Caspida, certain unvested shares of stock and unvested outstanding stock options held by Caspida employees were canceled and exchanged for unvested restricted stock units and replacement stock options to purchase shares of our common stock under our 2012 Equity Incentive Plan. Additionally, certain shares of stock held by key employees of Caspida were canceled and exchanged for unregistered restricted shares of our common stock subject to vesting. The fair value of $61.6 million of these issued awards, which are subject to the recipient’s continued service with us and thus excluded from the purchase price, will be recognized ratably as stock-based compensation expense over the required service period.

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

Metafor Software

On June 23, 2015, we acquired 100% of the voting equity interest of Metafor Software Inc., a privately-held British Columbia corporation, which develops technology that provides anomaly detection and behavioral analytics for IT operations. This acquisition has been accounted for as a business combination. The purchase price of $16.4 million, paid in cash, was preliminarily allocated as follows: $2.7 million to identifiable intangible assets, $0.5 million to net assets acquired and $0.1 million to net deferred tax assets, with the excess $13.1 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including accelerating our anomaly detection capabilities for our core IT operations and security use cases. This goodwill is not deductible for income tax purposes. The results of operations of Metafor Software, which are not material, have been included in our consolidated financial statements from the date of purchase. Pro forma results of operations of Metafor Software have not been presented as we do not consider the results to have a material effect on any of the periods presented in our consolidated statements of operations.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Fair Value	Useful Life (months)
Developed technology	$2,300	48
Other acquired intangible assets	370	36
Total intangible assets acquired	$2,670

Goodwill

Goodwill balances are presented below (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 31,
	2017	2016
Beginning balance	$123,318	$19,070
Goodwill acquired	—	105,916
Foreign currency translation adjustments	1,324	(1,668)
Ending balance	$124,642	$123,318

Intangible Assets

Intangible assets subject to amortization realized from acquisitions as of January 31, 2017 are as follows (in thousands, except useful life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (months)
Developed technology	$59,370	$(23,222)	$36,148	50
Customer relationships	1,810	(1,720)	90	17
Other acquired intangible assets	1,180	(1,005)	175	17
Total intangible assets subject to amortization	$62,360	$(25,947)	$36,413

Additionally, we obtained $1.3 million of in-process research and development upon the acquisition of Caspida, which has an indefinite useful life. We will assess the carrying value and useful life of the asset once the associated research and development efforts are completed.

Amortization expense from acquired intangible assets was $11.9 million, $9.2 million and $4.4 million for the fiscal year ended January 31, 2017, 2016 and 2015, respectively.

The expected future amortization expense for acquired intangible assets as of January 31, 2017 is as follows (in thousands):

Fiscal Period:
Fiscal 2018	$10,296
Fiscal 2019	8,035
Fiscal 2020	7,623
Fiscal 2021	7,383
Fiscal 2022	3,076
Total amortization expense	$36,413

(6)  Debt Financing Facilities

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2015. As amended, the agreement provides for a revolving line of credit facility, which expires May 9, 2017. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (3.75% in January 2017) or the LIBOR rate plus 2.75%. As of January 31, 2017, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company. We were in compliance with all covenants as of January 31, 2017.

(7)  Stockholders’ Equity

Common Stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our certificate of incorporation, as amended and restated, authorizes us to issue 1,000,000,000 shares of common stock, $0.001 par value per share. At January 31, 2017 and January 31, 2016, 137,169,481 shares and 131,543,467 shares of common stock were issued and outstanding, respectively.

(8)  Stock Compensation Plans

Equity Incentive Plans

In November 2003, our board adopted the 2003 Equity Incentive Plan (the “2003 Plan”). The 2003 Plan authorizes the granting of common stock options and restricted stock awards to employees, directors and consultants.

In January 2012, our board approved the 2012 Equity Incentive Plan (the “2012 Plan”), which became effective on April 18, 2012. The 2012 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and any parent or subsidiary corporations’ employees and consultants. Upon the effectiveness of the 2012 plan, all shares that were reserved but not issued under the 2003 Plan became available for issuance under the 2012 Plan and no further shares will be granted pursuant to the 2003 Plan. Canceled or forfeited equity awards under the 2003 Plan will also become available for issuance under the 2012 Plan. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes or our outstanding stock, the term must not exceed 5 years. Options and RSUs generally vest over 4 years.

The 2012 plan provides for annual automatic increases on February 1 to the shares reserved for issuance. The automatic increase of the number of shares available for issuance under the 2012 Plan is equal to the least of 10 million shares, 5% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year or such other amount as our board may determine.

The following table summarizes the stock option, RSU and PSU award activity during the fiscal years ended January 31, 2016 and 2017:

		Options Outstanding				RSUs and PSUs Outstanding
	Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
					(in thousands)
Balances as of January 31, 2015	6,718,878	6,536,855	$5.76	5.59	$301,532	12,480,368
Additional shares authorized	6,176,924
Options granted from acquisitions (2)	(86,753)	86,753	1.30
Options exercised		(2,755,556)	5.54
Options forfeited and expired	152,053	(152,053)	32.80
RSUs and PSUs granted	(7,905,929)					7,905,929
RSUs vested						(4,136,073)
RSUs forfeited and canceled	1,497,971					(1,497,971)
Balances as of January 31, 2016	6,553,144	3,715,999	$4.72	4.24	$154,696	14,752,253
Additional shares authorized	6,577,173
Options exercised		(1,642,599)	4.72
Options forfeited and expired	15,506	(15,506)	11.36
RSUs and PSUs granted	(6,278,185)					6,278,185
RSUs and PSUs vested						(5,644,893)
Shares withheld related to net share settlement of RSUs and PSUs	2,073,020
RSUs and PSUs forfeited and canceled	1,461,131					(1,461,131)
Balances as of January 31, 2017	10,401,789	2,057,894	$4.67	3.28	$109,571	13,924,414
Vested and expected to vest		2,057,799	$4.67	3.28	$109,565	13,552,042
Exercisable as of January 31, 2017		2,020,331	$4.73	3.20	$107,446

(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of January 31, 2017.

(2) Includes replacement stock options granted in conjunction with our acquisition of Caspida. Per the terms of the merger agreement with Caspida, certain unvested outstanding stock options held by Caspida employees were canceled and replaced with stock options to purchase shares of our common stock under our 2012 Equity Incentive Plan. Refer to Note 5 “Acquisitions, Goodwill and Intangible Assets” for details.

During fiscal 2015 and 2016, we required that employees sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes. During fiscal 2017, upon each settlement date of our outstanding RSUs to current employees, RSUs were withheld to cover the required withholding tax, which was based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity within our consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs were not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares were returned to the reserves and were available for future issuance under our 2012 Equity Incentive Plan.

During fiscal 2017 and 2016, we granted 626,250 PSUs and 235,000 PSUs, respectively, to certain executives under our 2012 Equity Incentive Plan. The number of PSUs earned and eligible to vest will be determined after a one-year performance period, based on achievement of certain company financial performance measures and the recipient’s continued service with us. The number of shares of our stock to be received at vesting can range from 0% to 200% of the target amount. Compensation expense for PSUs is measured using the fair value at the date of grant and recorded over the vesting period

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives.

During fiscal 2017, $0.7 million in tax benefits have been realized from exercised stock options. At January 31, 2017, there was a total unrecognized compensation cost of $2.2 million related to these stock options, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.5 years. At January 31, 2017, there was a total unrecognized compensation cost of $620.5 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.7 years. At January 31, 2017, total unrecognized compensation cost was $14.7 million related to PSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.9 years. Additionally, during the fiscal year ended January 31, 2016, we issued 671,782 RSAs as a result of an acquisition and at January 31, 2017, total unrecognized compensation cost was $4.5 million related to RSAs, adjusted for estimated forfeitures, which is expected to be recognized over the next 1.9 years. At January 31, 2017, 407,460 RSAs were vested, 186,003 RSAs were forfeited and canceled and 78,319 RSAs were outstanding.

The aggregate intrinsic value of options exercised during the fiscal year ended January 31, 2017 was $83.5 million. The weighted-average grant date fair value of RSUs granted was $54.80 per share for the fiscal year ended January 31, 2017. The aggregate intrinsic value of RSUs vested during the fiscal year ended January 31, 2017 was $300.5 million. The weighted-average grant date fair value of PSUs granted was $49.25 per share for the fiscal year ended January 31, 2017. The weighted-average grant date fair value of RSAs granted was $69.00 per share for the fiscal year ended January 31, 2016. No RSAs were granted during the fiscal year ended January 31, 2017.

The aggregate intrinsic value of options exercised during fiscal 2016 and 2015 was $162.3 million and $270.1 million, respectively. The weighted-average grant date fair value of options granted was $67.81 per share and $43.31 per share for fiscal 2016 and 2015, respectively.

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

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock-based awards, employee stock purchases and restricted stock units was allocated as follows (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Cost of revenues	$30,971	$26,057	$17,189
Research and development	129,388	89,197	60,777
Sales and marketing	161,164	130,054	90,064
General and administrative	56,518	46,949	46,149
Total stock-based compensation expense	$378,041	$292,257	$214,179

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with maturities that approximate the expected term. The dividend yield assumption is zero as we do not have any history of, nor plans to make, dividend payments.

We did not grant any employee options during the year ended January 31, 2017. The following assumptions were used to estimate the fair value of options granted to employees:

	Fiscal Year Ended January 31,
	2016	2015
Expected volatility	62.8%	49.4%
Risk-free rate	1.58%	1.96%
Dividend yield	—	—
Expected term (in years)	5.29	6.04

Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Forfeitures were estimated based on historical experience.

We did not grant any options to nonemployees during the years ended January 31, 2017 and 2016. The following assumptions were used to estimate the fair value of nonemployee options:

Fiscal Year Ended January 31,
2015
Expected volatility	50.5 - 51.4%
Risk-free rate	1.85 - 2.43%
Dividend yield	—
Expected term (in years)	6.70 - 7.96

The following assumptions were used to estimate the fair value of the ESPP:

Fiscal Year Ended January 31,
	2017	2016	2015
Expected volatility	37.4 - 57.6%	37.3 - 57.1%	38.4 - 59.0%
Risk-free rate	0.28 - 0.91%	0.11 - 0.69%	0.07 - 0.22%
Dividend yield	—	—	—
Expected term (in years)	0.50 - 1.00	0.50 - 1.00	0.50 - 1.00

(9)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following tables present our revenues by geographic region for the periods presented (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
United States	$725,451	$501,802	$342,728
International	224,504	166,633	108,147
Total revenues	$949,955	$668,435	$450,875

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. One channel partner represented 28% and a second channel partner represented 16% of total revenues during fiscal 2017. One channel partner represented 14% and a second channel partner represented 13% of total revenues during fiscal 2016. One channel partner represented 12% of total revenues during fiscal 2015. The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues during fiscal 2017, 2016 or 2015. At January 31, 2017, one channel partner represented 30% of total accounts receivable. At January 31, 2016, one channel partner represented 26% and one customer represented 16% of total accounts receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

The following tables present our property and equipment by geographic region for the periods presented (in thousands):

	As of January 31,
	2017	2016
United States	$159,428	$129,268
International	6,967	5,727
Total property and equipment, net	$166,395	$134,995

Other than the United States, no other individual country exceeded 10% of total property and equipment as of January 31, 2017 or 2016.

(10)  Income Taxes

Loss before income tax expense consists of the following for the periods shown below (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
United States	$(362,505)	$(294,624)	$(221,041)
International	12,823	7,980	6,201
Total	$(349,682)	$(286,644)	$(214,840)

Income tax expense (benefit) consists of the following for the periods shown below (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Current tax provision:
Federal	$—	$—	$—
State	274	223	138
Foreign	5,559	3,045	2,465
Total current tax provision	5,833	3,268	2,603
Deferred tax provision:
Federal	165	(10,437)	(170)
State	15	(487)	(14)
Foreign	(506)	(216)	(143)
Total deferred tax provision	(326)	(11,140)	(327)
Total tax provision (benefit)	$5,507	$(7,872)	$2,276

For the fiscal year ended January 31, 2017, our tax provision consisted principally of state taxes in the United States and foreign taxes from legal entities established in foreign jurisdictions and withholding taxes paid. For the fiscal year ended January 31, 2016, our tax provision consisted principally of state taxes in the United States and foreign taxes from legal entities established in foreign jurisdictions and withholding taxes paid offset by a partial release of valuation allowance on our United States deferred tax assets as a result of an acquisition during the 2016 fiscal year. For the fiscal year ended January 31, 2015, our tax provision consisted principally of state and foreign income tax expense.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 31,
	2017	2016	2015
Expected provision at United States federal statutory rate	$(118,892)	$(97,459)	$(73,635)
State income taxes - net of federal benefit	(10,711)	(8,730)	(3,914)
Stock options	21,772	10,734	9,570
Research and development tax credits	(13,496)	(11,965)	(6,647)
Tax reserve for uncertain tax positions	18	26	(10)
Change in valuation allowance	124,220	108,300	75,910
Non-deductible expenses	2,694	2,632	1,006
Release of valuation allowance due to acquisitions	—	(10,924)	—
Other	(98)	(486)	(4)
Total tax provision (benefit)	$5,507	$(7,872)	$2,276

Deferred tax assets and liabilities consist of the following (in thousands):

	Fiscal Year Ended January 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$220,818	$151,917
Accrued liabilities	14,848	7,995
Tax credit carryforwards	49,280	35,826
Stock-based compensation	36,074	34,912
Deferred revenue	40,046	22,200
Valuation allowance	(356,782)	(236,174)
Total deferred tax assets	4,284	16,676
Deferred tax liabilities:
Depreciation and amortization	(3,459)	(16,184)
Total deferred tax liabilities	(3,459)	(16,184)
Net deferred taxes	825	492
Recorded as:
Non-current deferred tax assets	357,607	236,666
Non-current valuation allowance	(356,782)	(236,174)
Net deferred tax assets	$825	$492

Net operating loss and tax credit carryforwards as of January 31, 2017 are as follows (in thousands):

	Amount	Expiration years
Net operating loss, federal	$1,395,563	2025 - 2038
Net operating loss, state	939,720	2019 - 2038
Tax credit, federal	40,260	2026 - 2038
Tax credit, state	38,697	N/A

ASC Topic 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that we assess that realization is more likely than not. Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Due to our history of U.S. operating losses, we believe the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net U.S. deferred tax assets. The valuation allowance totaled $356.8 million, $236.2 million and $135.7 million for fiscal 2017, 2016, and 2015, respectively.

The gross increase in the valuation allowance was $120.6 million between fiscal 2017 and 2016. At January 31, 2017, we had federal and state net operating loss carryforwards of $1,395.6 million and $939.7 million, respectively. The net operating losses for federal and state purposes begin to expire starting in 2025 and 2017, respectively. Additionally, we had

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

federal and state research and development tax credit carryforwards of $76.7 million and $55.8 million as of January 31, 2017 and 2016, respectively. Our federal tax credits will start to expire in 2026 if not utilized. At January 31, 2017, we also had $2.3 million of California Enterprise Zone credits. The California Enterprise Zone credits will expire in 2024 if not utilized.

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

The excess tax benefits associated with stock option exercises are recorded to stockholders’ equity only when they reduce income taxes payable.  As a result, the excess tax benefits are included in the net operating carryforwards, however, are not reflected in deferred tax assets for fiscal 2017 and 2016. The excess tax benefits for fiscal year 2017 and 2016 are $301.6 million and $279.8 million, respectively. Our policy with regard to providing for income tax expense when excess tax benefits are utilized is to follow the “with-and-without” approach as described in ASC 740-20 and ASC 718.

As of January 31, 2017, our liability for uncertain tax positions was $16.8 million, of which $0.4 million would, if recognized, impact our effective tax rate. The remainder will not, if recognized, affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets.

	Fiscal Year Ended January 31,
(in thousands)	2017	2016	2015
Balance at beginning of year	$12,493	$8,462	$4,862
Increase related to prior year tax positions	—	—	889
Decrease related to prior year tax positions	—	—	(24)
Increase related to current year tax positions	4,262	4,031	2,735
Balance at end of year	$16,755	$12,493	$8,462

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

We are subject to income taxes in United States federal and various state and local jurisdictions. Generally, we are no longer subject to United States federal, state and local tax examinations for tax years ended before January 31, 2013. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 31, 2017 and 2016, there was accrued interest and penalties of $0.1 million.

We intend either to invest our non-U.S. earnings indefinitely in foreign operations or to remit these earnings to our United States entities in a tax-free manner. For this reason, we do not record federal income taxes on the undistributed earnings of $16.1 million of our foreign subsidiaries. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known unless a decision is made to repatriate the earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2017	2016	2015
Numerator:
Net loss	$(355,189)	$(278,772)	$(217,116)
Denominator:
Weighted-average common shares outstanding	134,357	127,415	119,813
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(447)	(669)	(38)
Weighted-average shares used to compute net loss per share, basic and diluted	133,910	126,746	119,775
Net loss per share, basic and diluted	$(2.65)	$(2.20)	$(1.81)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of January 31,
	2017	2016	2015
Shares subject to outstanding common stock options	2,057,894	3,715,999	6,536,855
Shares subject to outstanding RSUs, PSUs and RSAs	14,002,733	15,374,151	12,480,368
Employee stock purchase plan	668,761	548,221	281,716
Total	16,729,388	19,638,371	19,298,939

(12)  Related Party Transactions

Certain members of our board of directors (“Board”) serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours. All contracts with related parties are executed in the ordinary course of business. We recognized revenue from sales to these companies of $7.3 million, $5.1 million, and $3.1 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. There were $1.9 million and $0.5 million in accounts receivable due from these companies as of January 31, 2017 and 2016, respectively. We also recorded $0.4 million, $2.3 million, and $2.0 million in expenses related to purchases from these companies during the fiscal years ended January 31, 2017, 2016 and 2015, respectively. There were no accounts payable to these companies as of January 31, 2017 or January 31, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2017.

The effectiveness of our internal control over financial reporting as of January 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K (the “Proxy Statement”).

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Corporate Governance at Splunk – Non-Employee Director Compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the sections entitled “Stock Ownership Information – Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation –Compensation Tables – Equity Compensation Plan Information” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections entitled “Corporate Governance at Splunk – Related Party Transactions” and “Corporate Governance at Splunk – Director Independence” in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the sections entitled “Audit Committee Matters – Fees Paid to the Independent Registered Public Accounting Firm” and "Audit Committee Matters – Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in our Proxy Statement.

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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT

INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 13, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by referenced to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on March 11, 2016).

4.1	Specimen common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-1 filed on April 6, 2012).

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

10.8
Third Amendment to Office Lease, dated as of December 11, 2015, between Kilroy Realty, L.P. and the Registrant (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on September 8, 2016).

10.9
Office Lease, dated as of April 29, 2014, between 270 Brannan Street, LLC and the Registrant (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 9, 2014).

10.10
Office Lease, dated as of August 24, 2015, between FRIT San Jose Town and Country Village, LLC and the Registrant (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2015).

10.11
First Amendment to Office Lease, dated as of May 23, 2016, between FRIT San Jose Town and Country Village, LLC and the Registrant (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on September 8, 2016).

10.12	Second Amendment to Office Lease, dated as of December 12, 2016, between FRIT San Jose Town and Country Village, LLC and the Registrant.

10.13#
Employment Offer Letter between the Registrant and David F. Conte, dated as of January 11, 2012 (incorporated by reference to Exhibit 10.10 filed with the Registrant’s Registration Statement on Form S-1 filed on February 17, 2012).

10.14#
Employment Offer Letter between the Registrant and Leonard R. Stein, dated as of January 11, 2012 (incorporated by reference to Exhibit 10.12 filed with the Registrant’s Registration Statement on Form S-1 filed on February 17, 2012).

10.15#
Employment Offer Letter between the Registrant and Steven R. Sommer, dated as of January 19, 2012(incorporated by reference to Exhibit 10.10 filed with the Registrant’s Annual Report on Form 10-K filed on March 31, 2014).

10.16#
Employment Offer Letter between the Registrant and Doug Merritt, dated as of November 16, 2015 (incorporated by reference to Exhibit 10.21 filed with the Registrant’s Annual Report on Form 10-K filed on March 30, 2016).

10.17#
Employment Offer Letter between the Registrant and Susan St. Ledger, dated as of March 3, 2016 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 9, 2016).

10.18#
Transition Letter Agreement between the Registrant and Steve Sommer, dated as of July 27, 2016 (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed on September 8, 2016).

10.19#
Employment Offer Letter between the Registrant and Richard Campione, dated as of October 12, 2016 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on December 9, 2016).

10.20#	Executive Bonus Plan (incorporated by reference to Exhibit 10.15 filed with the Registrant’s Registration Statement on Form S-1 filed on April 6, 2012).

10.21#	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.22#	Form of Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.23#	Form of Subscription Agreement under the 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.24#
Form of Performance Unit Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 9, 2015).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.RE	XBRL Taxonomy Presentation Linkbase Document

#	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2017.

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

Signature	Title	Date

/s/ Douglas S. Merritt	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2017
Douglas S. Merritt

/s/ David F. Conte	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2017
David F. Conte

/s/ Godfrey R. Sullivan	Chairman and Director	March 29, 2017
Godfrey R. Sullivan

/s/ Mark T. Carges	Director	March 29, 2017
Mark T. Carges

/s/ Amy L. Chang	Director	March 29, 2017
Amy L. Chang

/s/ John G. Connors	Director	March 29, 2017
John G. Connors

/s/ David M. Hornik	Director	March 29, 2017
David M. Hornik

/s/ Patricia B. Morrison	Director	March 29, 2017
Patricia B. Morrison

/s/ Thomas M. Neustaetter	Director	March 29, 2017
Thomas M. Neustaetter

/s/ Stephen G. Newberry	Director	March 29, 2017
Stephen G. Newberry

/s/ Graham V. Smith	Director	March 29, 2017
Graham V. Smith