Form 10-Q
period 2017-04-30
SPLUNK INC
filed 2017-06-08
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

There were 138,371,174 shares of the registrant’s Common Stock issued and outstanding as of May 31, 2017.

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	April 30, 2017	January 31, 2017
Assets
Current assets
Cash and cash equivalents	$466,427	$421,346
Investments, current portion	620,805	662,096
Accounts receivable, net	171,260	238,281
Prepaid expenses and other current assets	44,864	38,650
Total current assets	1,303,356	1,360,373
Investments, non-current	5,000	5,000
Property and equipment, net	165,356	166,395
Intangible assets, net	35,022	37,713
Goodwill	124,642	124,642
Other assets	25,210	24,423
Total assets	$1,658,586	$1,718,546
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,239	$7,503
Accrued payroll and compensation	89,104	100,092
Accrued expenses and other liabilities	72,107	81,071
Deferred revenue, current portion	469,072	478,707
Total current liabilities	638,522	667,373
Deferred revenue, non-current	156,720	146,752
Other liabilities, non-current	99,610	99,260
Total non-current liabilities	256,330	246,012
Total liabilities	894,852	913,385
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 138,339,818 shares issued and outstanding at April 30, 2017, and 137,169,481 shares issued and outstanding at January 31, 2017	138	137
Accumulated other comprehensive loss	(3,589)	(3,013)
Additional paid-in capital	1,887,900	1,828,821
Accumulated deficit	(1,120,715)	(1,020,784)
Total stockholders’ equity	763,734	805,161
Total liabilities and stockholders’ equity	$1,658,586	$1,718,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,
	2017	2016
Revenues
License	$116,726	$100,992
Maintenance and services	125,722	84,960
Total revenues	242,448	185,952
Cost of revenues (1)
License	2,928	2,962
Maintenance and services	55,235	36,538
Total cost of revenues	58,163	39,500
Gross profit	184,285	146,452
Operating expenses (1)
Research and development	71,298	67,371
Sales and marketing	173,948	145,151
General and administrative	36,496	32,073
Total operating expenses	281,742	244,595
Operating loss	(97,457)	(98,143)
Interest and other income (expense), net
Interest income (expense), net	(528)	(403)
Other income (expense), net	(608)	(1,125)
Total interest and other income (expense), net	(1,136)	(1,528)
Loss before income taxes	(98,593)	(99,671)
Income tax provision	1,338	1,225
Net loss	$(99,931)	$(100,896)

Basic and diluted net loss per share	$(0.73)	$(0.77)

Weighted-average shares used in computing basic and diluted net loss per share	137,785	131,494

(1) Amounts include stock-based compensation expense, as follows:

Cost of revenues	$8,192	$7,555
Research and development	26,797	29,206
Sales and marketing	40,643	40,233
General and administrative	14,423	14,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2017	2016
Net loss	$(99,931)	$(100,896)
Other comprehensive loss
Net unrealized gain (loss) on investments	(482)	339
Foreign currency translation adjustments	(94)	2,198
Total other comprehensive gain (loss)	(576)	2,537
Comprehensive loss	$(100,507)	$(98,359)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2017(1)	2016
Cash flows from operating activities
Net loss	$(99,931)	$(100,896)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,103	6,461
Amortization of investment premiums	217	258
Stock-based compensation	90,055	91,370
Deferred income taxes	101	(506)
Excess tax benefits from employee stock plans	—	(692)
Changes in operating assets and liabilities:
Accounts receivable, net	67,021	83,058
Prepaid expenses, other current and non-current assets	(7,057)	(8,119)
Accounts payable	714	99
Accrued payroll and compensation	(10,988)	(33,727)
Accrued expenses and other liabilities	(8,210)	(2,891)
Deferred revenue	333	1,274
Net cash provided by operating activities	41,358	35,689
Cash flows from investing activities
Purchases of investments	(122,473)	(142,787)
Maturities of investments	163,065	133,120
Purchases of property and equipment	(5,605)	(3,709)
Net cash provided by (used in) investing activities	34,987	(13,376)
Cash flows from financing activities
Proceeds from the exercise of stock options	1,487	1,664
Excess tax benefits from employee stock plans	—	692
Taxes paid related to net share settlement of equity awards	(32,462)	(21,731)
Repayment of financing lease obligation	(317)	—
Net cash used in financing activities	(31,292)	(19,375)
Effect of exchange rate changes on cash and cash equivalents	28	766
Net increase in cash and cash equivalents	45,081	3,704
Cash and cash equivalents at beginning of period	421,346	424,541
Cash and cash equivalents at end of period	$466,427	$428,245
Supplemental disclosures
Cash paid for income taxes	$2,263	$990
Cash paid for interest expense related to financing lease obligation	1,868	—
Non-cash investing and financing activities
Increase (decrease) in accrued purchases of property and equipment	(232)	821
Increase in capitalized construction costs related to build-to-suit lease	—	10,065
_________________________
(1) As a result of our adoption of Accounting Standards Update (“ASU”) 2016-09, our treatment of excess tax benefits from employee stock plans has changed. See Note 1 contained in the “Notes to Condensed Consolidated Financial Statements” for more details.

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

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2018 or fiscal year 2018, for example, refer to the fiscal year ending January 31, 2018.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of January 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed with the SEC on March 29, 2017. There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended January 31, 2017 included in the Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2018.

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

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09 (Topic 718), Compensation - Stock Compensation, which has been issued as part of its Simplification Initiative. The new guidance requires companies to recognize stock-based compensation excess tax benefits, net of detriments (if any) to the condensed consolidated statements of operations, as opposed to additional paid-in capital within equity, when the awards vest or are exercised. Additionally, net excess tax benefit cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. These updates are to be adopted either prospectively or retrospectively. The new guidance also allows companies to make a policy election to account for forfeitures as they occur, which, if elected, must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings.

The ASU is effective for public companies for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We adopted this guidance during the first quarter of fiscal year 2018. Excess tax benefits on stock plans have been recorded to the condensed consolidated statements of operations rather than to additional paid-in capital within equity on a prospective basis. At April 30, 2017, we recorded $301.6 million of previously unrecognized excess tax benefits, which are fully offset by the related valuation allowance. We did not record an adjustment to our accumulated deficit as a result of adopting ASC 2016-09. We also elected to prospectively apply the change in presentation requirement wherein income tax effects of awards are classified as operating activities in the condensed consolidated statement of cash flows. Prior period classification of cash flows related to excess tax benefits have not been adjusted. We did not elect an accounting policy change to record forfeitures as they occur and we will continue to estimate forfeitures at each period.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04 (Topic 350) Intangibles - Goodwill and Other. The new standard simplifies how companies are required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard is effective for our first quarter of fiscal 2021, although early adoption is permitted. We are currently evaluating whether this standard will have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 (Topic 805) Business Combinations - Clarifying the Definition of a Business. The new standard narrows the definition of a business to assist companies with evaluating when a set of transferred assets and activities is a business. The standard is effective for our first quarter of fiscal 2019, although early adoption is permitted. We are currently evaluating whether this standard will have a material impact on our condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16 (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The new standard will require companies to recognize, as opposed to defer, the tax effects from intercompany transfers of certain assets when the transfer occurs. The standard is effective for our first quarter of fiscal 2019, although early adoption is permitted. We are currently evaluating whether this standard will have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments - Credit Losses. The amendments in this update require a financial asset (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans and held-to-maturity debt securities. The standard is effective for our first quarter of fiscal 2021, although early adoption is permitted. We are currently evaluating whether this standard will have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases, which supersedes the lease recognition requirements in ASC Topic 840, Leases. The standard requires an entity to recognize right-of-use assets and lease liabilities arising from a lease for operating leases, initially measured at the present value of the lease payments on the condensed consolidated balance sheets. The impact of such leases on the condensed consolidated statements of operations and cash flows will continue to be treated in a similar manner under current GAAP. The standard also requires additional qualitative and quantitative disclosures. The standard is effective for our first quarter of fiscal 2020, although early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures. We anticipate that most of our office leases will be recognized as lease liabilities and corresponding right-of-use assets, and will accordingly have a material impact on our condensed consolidated balance sheets upon adoption.

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

While we are still evaluating the total impact of the new revenue standard, we believe the adoption of this new standard will have a material impact on our condensed consolidated financial statements, including the way we account for arrangements involving a term license, deferred revenue and sales commissions. Under the new revenue standard, we would be required to recognize term license revenues upfront and the associated maintenance revenues over the contract period. Under the current revenue standard, we recognize both the term license and maintenance revenues ratably over the contract period. In addition, some deferred revenue recorded in accordance with the current revenue standard will never be recognized as revenue upon adoption of the new revenue standard and instead will be part of the cumulative effect adjustment within accumulated deficit. We have also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, under Topic 606. Under ASC 340-40, we would be required to capitalize and amortize incremental costs of obtaining a contract, such as sales commission costs. Under our current accounting policy, we do not capitalize sales commission costs and recognize these costs when they are incurred.

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of April 30, 2017 and January 31, 2017 (in thousands):

	April 30, 2017				January 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$397,302	$—	$—	$397,302	$345,959	$—	$—	$345,959
U.S. treasury securities	—	620,805	—	620,805	—	662,096	—	662,096
Other	—	—	—	—	—	—	3,000	3,000
Reported as:
Assets:
Cash and cash equivalents				$397,302				$345,959
Investments, current portion				620,805				662,096
Investments, non-current				—				3,000
Total				$1,018,107				$1,011,055

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table represents our investments in U.S. treasury securities, which we have classified as available-for-sale investments as of April 30, 2017 (in thousands):

	April 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current portion:
U.S. treasury securities	$621,518	$—	$(713)	$620,805
Total available-for-sale investments in U.S. treasury securities	$621,518	$—	$(713)	$620,805

As of April 30, 2017, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$620,805	$(713)	$—	$—	$620,805	$(713)

As of April 30, 2017, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments are as follows (in thousands):

April 30, 2017
Due within one year	$620,805
Total	$620,805

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

Strategic Investments

We have multiple cost method investments, which are reported in "Investments, non-current" on our condensed consolidated balance sheets. During the three months ended April 30, 2017, $3.0 million of our investments in the form of convertible promissory notes in a privately-held company were automatically converted into preferred stock. As a result, these non-marketable equity securities are no longer classified as Level 3 investments measured at fair value. As of April 30, 2017 and January 31, 2017, our cost method investments totaled $5.0 million.

(3)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable leases. Rent expense for our operating leases was $5.3 million and $3.3 million for the three months ended April 30, 2017 and 2016, respectively.

On August 24, 2015, we entered into an office lease for approximately 235,000 square feet located at 3098 Olsen Drive, San Jose, California for a term of 129 months. Rent expense for this lease commenced in the third quarter of fiscal 2017. Our total obligation for the base rent is approximately $120.5 million.

The following summarizes our operating lease commitments as of April 30, 2017 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$173,037	$22,026	$43,203	$36,487	$71,321
 _________________________
(1) We entered into sublease agreements for portions of our office space and the future rental income of $2.0 million from these agreements has been included as an offset to our future minimum rental payments.

Financing Lease Obligation

On April 29, 2014, we entered into an office lease (the “Lease”) for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the “Premises”). The Premises is allocated between the "Initial Premises" and "Additional Premises," which are each approximately 91,000 square feet of rentable space. The term of the Additional Premises begins one year after the Initial Premises, which began in August 2015, and each have a term of 84 months. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for the Lease.

As a result of our involvement during the construction period, whereby we had certain indemnification obligations related to the construction, we were considered, for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We have recorded project construction costs incurred by the landlord as an asset and a corresponding long-term liability in “Property and equipment, net” and “Other liabilities, non-current,” respectively, on our condensed consolidated balance sheets. We moved into the Premises in February 2016. We have determined that the lease does not meet the criteria for “sale-leaseback” treatment, due to our continuing involvement in the construction project resulting from our standby letter of credit. Accordingly, the Lease will continue to be accounted for as a financing obligation.

As of April 30, 2017, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal 2018	$9,158
Fiscal 2019	12,552
Fiscal 2020	12,928
Fiscal 2021	13,316
Fiscal 2022	13,715
Fiscal 2023	14,127
Fiscal 2024	8,142
Total future minimum lease payments	$83,938

Facility Exit Costs

In fiscal 2017, we relocated certain of our corporate offices in the San Francisco Bay Area and as a result, a portion of our leased office spaces are no longer in use. Accordingly, we calculated and recorded a liability at the "cease-use" date related to those operating leases based on the difference between the present value of the estimated future sublease rental income and the present value of our remaining lease obligations, adjusted for the effects of any prepaid or deferred items. We recorded a facility exit charge of approximately $8.6 million to "General and administrative" expenses in the condensed consolidated statements of operations associated with the recognition of the liability. The short-term portion of the liability is recorded in "Accrued expenses and other liabilities" and the long-term portion of the liability is recorded in "Other liabilities, non-current," on the condensed consolidated balance sheets. As of April 30, 2017, the remaining "cease-use" liability was $8.2 million.

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

Indemnification Arrangements

During the ordinary course of business, we may indemnify, hold harmless and agree to reimburse for losses suffered or incurred, our customers, vendors and each of their affiliates for certain intellectual property infringement and other claims by third parties with respect to our offerings, in connection with our commercial license arrangements or related to general business dealings with those parties.

As permitted under Delaware law, we have entered into indemnification agreements with our officers, directors and certain employees, indemnifying them for certain events or occurrences while they serve as our officers or directors or those of our direct and indirect subsidiaries.

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at April 30, 2017. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of
	April 30, 2017	January 31, 2017
Computer equipment and software	$64,275	$59,396
Furniture and fixtures	16,358	16,194
Leasehold and building improvements	58,900	58,569
Building (1)	82,250	82,250
	221,783	216,409
Less: accumulated depreciation and amortization	(56,427)	(50,014)
Property and equipment, net	$165,356	$166,395
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

Depreciation and amortization expense on Property and Equipment, net was $6.4 million and $3.3 million for the three months ended April 30, 2017 and 2016, respectively.

(5)  Goodwill and Intangible Assets

Goodwill

As of April 30, 2017, we had goodwill of $124.6 million. There were no impairments to goodwill during the three months ended April 30, 2017 or during previous periods.

Intangible Assets

Intangible assets subject to amortization realized from acquisitions as of April 30, 2017 are as follows (in thousands, except useful life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (months)
Developed technology	$59,370	$(25,869)	$33,501	47
Customer relationships	1,810	(1,736)	74	14
Other acquired intangible assets	1,180	(1,033)	147	14
Total intangible assets subject to amortization	$62,360	$(28,638)	$33,722

Additionally, we obtained $1.3 million of in-process research and development from a prior period acquisition, which has an indefinite useful life. We will assess the carrying value and useful life of the asset once the associated research and development efforts are completed.

Amortization expense from acquired intangible assets was $2.7 million and $3.1 million for the three months ended April 30, 2017 and 2016, respectively.

The expected future amortization expense for acquired intangible assets as of April 30, 2017 is as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal 2018	$7,598
Fiscal 2019	8,040
Fiscal 2020	7,625
Fiscal 2021	7,383
Fiscal 2022	3,076
Total amortization expense	$33,722

(6)  Debt Financing Facilities

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2017. As amended, the agreement provides for a revolving line of credit facility, which expires May 9, 2018. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (4.00% in April 2017) or the LIBOR rate plus 2.75%. As of April 30, 2017, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of April 30, 2017.

(7)  Stock Compensation Plans

The following table summarizes the stock option, restricted stock unit (“RSU”) and performance unit (“PSU”) award activity during the three months ended April 30, 2017:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
				(in years)	(in thousands)
Balances as of January 31, 2017	10,401,789	2,057,894	$4.67	3.28	$109,571	13,924,414
Additional shares authorized	6,858,474
Options exercised		(319,403)	4.65
Options forfeited and expired	4,563	(4,563)	67.68
RSUs and PSUs granted	(1,046,693)					1,046,693
RSUs and PSUs vested						(1,383,677)
Shares withheld related to net share settlement of RSUs and PSUs	532,743
RSUs and PSUs forfeited and canceled	592,672					(592,672)
Balances as of April 30, 2017	17,343,548	1,733,928	$4.50	3.00	$103,699	12,994,758
Vested and expected to vest		1,733,852	$4.50	3.00	$103,695	12,634,909
Exercisable as of April 30, 2017		1,702,746	$4.56	2.92	$101,735
 _________________________
(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of April 30, 2017.

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

At April 30, 2017, total unrecognized compensation cost related to these stock options was $1.8 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.3 years. At April 30, 2017, total unrecognized compensation cost was $555.1 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.6 years. At April 30, 2017, total unrecognized compensation cost was $30.8 million related to PSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 3.1 years. Additionally, during fiscal 2016, we issued 671,782 restricted shares of our common stock (“RSAs”) and at April 30, 2017, total unrecognized compensation cost was $4.2 million related to RSAs, adjusted for estimated forfeitures, which is expected to be recognized over the next 1.7 years. At April 30, 2017, 411,202 RSAs were vested, 186,003 RSAs were forfeited and canceled and 74,577 RSAs were outstanding.

The total intrinsic value of options exercised during the three months ended April 30, 2017 was $18.3 million. The weighted-average grant date fair value of RSUs granted was $60.98 per share for the three months ended April 30, 2017. The weighted-average grant date fair value of PSUs granted was $60.25 per share for the three months ended April 30, 2017. The weighted-average grant date fair value of RSAs granted was $69.00 per share during fiscal 2016. No RSAs were granted during the three months ended April 30, 2017.

(8)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended April 30,
	2017	2016
United States	$182,212	$137,805
International	60,236	48,147
Total revenues	$242,448	$185,952

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. One channel partner represented 27% and 23% of total revenues during the three months ended April 30, 2017 and 2016, respectively. A second channel partner represented approximately 16% and 14% of total revenues during the three months ended April 30, 2017 and 2016, respectively. The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three months ended April 30, 2017 or 2016.

At April 30, 2017, one channel partner represented 31% and a second channel partner represented 15% of total accounts receivable. At January 31, 2017, one channel partner represented 30% of total accounts receivable.

Property and Equipment

The following table presents our property and equipment by geographic region for the periods presented (in thousands):

	As of
	April 30, 2017	January 31, 2017
United States	$158,741	$159,428
International	6,615	6,967
Total property and equipment, net	$165,356	$166,395

Other than the United States, no other country represented 10% or more of our total property and equipment as of April 30, 2017 or January 31, 2017.

(9)  Income Taxes

For the three months ended April 30, 2017 and 2016, we recorded $1.3 million and $1.2 million in income tax expense, respectively. The increase in income tax expense was primarily due to an increase in taxable income in our international jurisdictions.

During the three months ended April 30, 2017, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2017	2016
Numerator:
Net loss	$(99,931)	$(100,896)
Denominator:
Weighted-average common shares outstanding	137,861	132,101
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(76)	(607)
Weighted-average shares used to compute net loss per share, basic and diluted	137,785	131,494
Net loss per share, basic and diluted	$(0.73)	$(0.77)

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

	As of April 30,
	2017	2016
Shares subject to outstanding common stock options	1,734	3,345
Shares subject to outstanding RSUs, PSUs and RSAs	13,069	15,327
Employee stock purchase plan	718	606
Total	15,521	19,278

(11)  Related Party Transactions

Certain members of our board of directors (“Board”) serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours. All contracts with related parties are executed in the ordinary course of business. We recognized revenues from sales to these companies of $2.8 million and $1.2 million for the three months ended April 30, 2017 and 2016, respectively. We recorded $0.2 million and $0.1 million in expenses related to purchases from these companies during the three months ended April 30, 2017 and 2016, respectively. We had $3.3 million and $1.9 million of accounts receivable from these companies as of April 30, 2017 and January 31, 2017, respectively. There were no accounts payable to these companies as of April 30, 2017 or January 31, 2017.

(12)  Subsequent Event

On May 15, 2017, we acquired a privately-held company which develops technology for search-driven analytics on enterprise data for $17.3 million in cash. The acquisition will be accounted for as a business combination and, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. We have not yet determined the purchase price allocation for the transaction.

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

Overview

Splunk provides innovative software solutions that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our offerings enable users to collect, index, search, explore, monitor, correlate and analyze data regardless of format or source. Our offerings address large and diverse data sets commonly referred to as big data and are specifically tailored for machine data. Machine data is produced by nearly every software application and electronic device in an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user activities, and security threats. Beyond an organization's traditional information technology (“IT”) and security infrastructure, data from the industrial internet, including industrial control systems, sensors, SCADA systems, networks, manufacturing systems, smart meters and Internet-of-Things ("IoT"), which includes consumer-oriented systems, such as electronic wearables, mobile devices, automobiles and medical devices, are also continuously generating machine data. Our offerings help organizations gain value from all of these different sources and forms of machine data.

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

Splunk Cloud delivers the core capabilities of Splunk Enterprise as a scalable, reliable cloud service. Splunk Cloud customers pay an annual subscription fee based on the combination of the volume of data indexed per day and the length of the data retention period. Splunk Light provides log search and analysis that is designed, priced and packaged for small IT environments, where a single-server log analytics solution is sufficient. Splunk Enterprise Security addresses emerging security threats and SIEM use cases through monitoring, alerts and analytics. Splunk IT Service Intelligence monitors the health and key performance indicators of critical IT and business services. Splunk User Behavior Analytics detects cyber-attacks and insider threats using data science, machine learning and advanced correlation.

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

We believe the factors that will influence our ability to achieve our goals include, among other things, our ability to deliver new offerings as well as additional product functionality; acquire new customers across geographies and industries; cultivate incremental sales from our existing customers by driving increased use of our software within organizations; provide additional solutions that leverage our core machine data platform to help organizations understand and realize the value of their machine data in specific end markets and use cases; add additional OEM and strategic relationships to enable new sales channels for our software as well as extend our integration with third-party products; help software developers leverage the functionality of our machine data platform through software development kits ("SDKs") and application programming interfaces ("APIs"); and successfully integrate acquired businesses and technologies.

Financial Summary

For the three months ended April 30, 2017 and 2016, our total revenues were $242.4 million and $186.0 million, respectively. For the three months ended April 30, 2017 and 2016, approximately 25% and 26% of our total revenues, respectively, were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of April 30, 2017, we had over 13,000 customers, including over 85 of the Fortune 100 companies.

For the three months ended April 30, 2017 and 2016, our GAAP operating loss was $97.5 million and $98.1 million, respectively. Our non-GAAP operating loss was $2.8 million and $1.4 million for the three months ended April 30, 2017 and 2016, respectively.

For the three months ended April 30, 2017 and 2016, our GAAP net loss was $99.9 million and $100.9 million, respectively. Our non-GAAP net loss was $1.3 million and $1.1 million for the three months ended April 30, 2017 and 2016, respectively.

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

Non-GAAP Financial Results

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP cost of revenues, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, employer payroll tax expense related to employee stock plans, amortization of acquired intangible assets, acquisition-related costs, adjustments related to a financing lease obligation, the partial release of the valuation allowance due to acquisition and facility exit costs. The adjustments for the financing lease obligation are to reflect the expense we would have recorded if our build-to-suit lease arrangement had been deemed an operating lease instead of a financing lease and is calculated as the net of actual ground lease expense, depreciation and interest expense over estimated straight-line rent expense. The non-GAAP financial measures are adjusted for our estimated tax rate on non-GAAP income (loss). To determine the annual non-GAAP tax rate, we evaluate a financial projection based on our non-GAAP results. The annual non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The annual non-GAAP tax rate applied to the three months ended April 30, 2017 was 27%. We will utilize this annual non-GAAP tax rate in fiscal 2018 and will provide updates to this rate on an annual basis, or more frequently if material changes occur. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment, and billings, which represents revenues plus the change in deferred revenue during the period. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in our financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

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

The following table reconciles our net cash provided by operating activities to free cash flow for the three months ended April 30, 2017, and 2016 (in thousands):

	Three Months Ended
	April 30,	April 30,
	2017	2016
Net cash provided by operating activities	$41,358	$35,689
Less purchases of property and equipment	(5,605)	(3,709)
Free cash flow (non-GAAP)	$35,753	$31,980
Net cash provided by (used in) investing activities	$34,987	$(13,376)
Net cash used in financing activities	$(31,292)	$(19,375)

The following table reconciles our GAAP to Non-GAAP Financial Measures for the three months ended April 30, 2017 (in thousands, except per share amounts):

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$58,163	$(8,192)	$(441)	$(2,649)	$306		$—	$47,187
Gross Margin	76.0%	3.3%	0.2%	1.1%	(0.1)%		—%	80.5%
Research and development	71,298	(26,797)	(1,251)	(28)	531		—	43,753
Sales and marketing	173,948	(40,643)	(1,772)	(16)	1,170		—	132,687
General and administrative	36,496	(14,423)	(677)	—	237		—	21,633
Operating loss	(97,457)	90,055	4,141	2,693	(2,244)		—	(2,812)
Operating margin	(40.2)%	37.1%	1.7%	1.1%	(0.9)%		—%	(1.2)%
Income tax provision (benefit)	1,338	—	—	—	—		(1,833)	(495)
Net loss	$(99,931)	$90,055	$4,141	$2,693	$(130)	(2)	$1,833	$(1,339)
Net loss per share(1)	$(0.73)	$0.66	$0.03	$0.02	$—		$0.01	$(0.01)
_________________________
(1) Calculated based on 137,785 basic and diluted weighted-average shares of common stock.
(2) Includes $2.1 million of interest expense related to the financing lease obligation.
(3) Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 27%. Application of this annual effective tax rate to the non-GAAP pre-tax loss during the quarter resulted in a non-GAAP tax benefit, which is expected to be offset by future tax expense.

The following table reconciles our GAAP to Non-GAAP Financial Measures for the three months ended April 30, 2016 (in thousands, except per share amounts):

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$39,500	$(7,555)	$(262)	$(2,912)	$26		$—	$28,797
Gross Margin	78.8%	4.0%	0.1%	1.6%	—%		—%	84.5%
Research and development	67,371	(29,206)	(756)	(71)	58		—	37,396
Sales and marketing	145,151	(40,233)	(1,026)	(151)	118		—	103,859
General and administrative	32,073	(14,376)	(441)	—	26		—	17,282
Operating loss	(98,143)	91,370	2,485	3,134	(228)		—	(1,382)
Operating margin	(52.8)%	49.2%	1.3%	1.7%	(0.1)%		—%	(0.7)%
Income tax provision (benefit)	1,225	—	—	—	—		(1,523)	(298)
Net loss	$(100,896)	$91,370	$2,485	$3,134	$1,263	(2)	$1,523	$(1,121)
Net loss per share(1)	$(0.77)	$0.70	$0.02	$0.02	$0.01		$0.01	$(0.01)

_________________________
(1) Calculated based on 131,494 basic and diluted weighted-average shares of common stock.
(2) Includes $1.5 million of interest expense related to the financing lease obligation.
(3) For consistency, prior year non-GAAP net loss has been adjusted to reflect the tax effect of the non-GAAP adjustments based on the annual effective tax rate of 21%. Application of this annual effective tax rate to the non-GAAP pre-tax loss during the quarter resulted in a non-GAAP tax benefit, which is offset by future tax expense.

The following table reconciles our total revenues to billings for the three months ended April 30, 2017, and 2016 (in thousands, except per share amounts).

	Three Months Ended
	April 30,	April 30,
	2017	2016
Total revenues	$242,448	$185,952
Increase in deferred revenue	333	1,274
Billings (non-GAAP)	$242,781	$187,226

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

Professional services and training revenues, as a percentage of total revenues, were 11% and 9% for the three months ended April 30, 2017 and 2016, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

	Three Months Ended April 30,
	2017	2016
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Revenues
License	$116,726	$100,992
Maintenance and services	125,722	84,960
Total revenues	242,448	185,952
Cost of revenues
License	2,928	2,962
Maintenance and services	55,235	36,538
Total cost of revenues	58,163	39,500
Gross profit	184,285	146,452
Operating expenses
Research and development	71,298	67,371
Sales and marketing	173,948	145,151
General and administrative	36,496	32,073
Total operating expenses	281,742	244,595
Operating loss	(97,457)	(98,143)
Interest and other income (expense), net
Interest income (expense), net	(528)	(403)
Other income (expense), net	(608)	(1,125)
Total interest and other income (expense), net	(1,136)	(1,528)
Loss before income taxes	(98,593)	(99,671)
Income tax provision	1,338	1,225
Net loss	$(99,931)	$(100,896)

	Three Months Ended April 30,
	2017	2016
	(as % of revenues)
Condensed Consolidated Statement of Operations Data:
Revenues
License	48.1%	54.3%
Maintenance and services	51.9	45.7
Total revenues	100.0	100.0
Cost of revenues
License (1)	2.5	2.9
Maintenance and services (1)	43.9	43.0
Total cost of revenues	24.0	21.2
Gross profit	76.0	78.8
Operating expenses
Research and development	29.4	36.2
Sales and marketing	71.7	78.1
General and administrative	15.1	17.3
Total operating expenses	116.2	131.6
Operating loss	(40.2)	(52.8)
Interest and other income (expense), net
Interest income (expense), net	(0.2)	(0.2)
Other income (expense), net	(0.2)	(0.6)
Total interest and other income (expense), net	(0.4)	(0.8)
Loss before income taxes	(40.6)	(53.6)
Income tax provision	0.6	0.7
Net loss	(41.2)%	(54.3)%
 _________________________
(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended April 30, 2017 and 2016

Revenues

	Three Months Ended April 30,
	2017	2016	% Change
	($ amounts in thousands)
Revenues
License	$116,726	$100,992	15.6%
Maintenance and services	125,722	84,960	48.0%
Total revenues	$242,448	$185,952	30.4%
Percentage of revenues
License	48.1%	54.3%
Maintenance and services	51.9	45.7
Total	100.0%	100.0%

The increase in license revenues of $15.7 million was primarily driven by increases in our total number of customers, sales to existing customers and the number of large orders. For example, we had 358 and 226 orders greater than $100,000 for the three months ended April 30, 2017 and 2016, respectively. Our total number of customers increased from approximately 11,000 at April 30, 2016 to more than 13,000 at April 30, 2017. The increase in maintenance and services revenues of $40.8 million was due to increases in sales of maintenance agreements and sales of professional services resulting from the growth of our installed customer base, as well as increases in sales of our cloud services.

Cost of Revenues and Gross Margin

	Three Months Ended April 30,
	2017	2016	% Change
	($ amounts in thousands)
Cost of revenues (1)
License	$2,928	$2,962	(1.1)%
Maintenance and services	55,235	36,538	51.2%
Total cost of revenues	$58,163	$39,500	47.2%
Gross margin
License	97.5%	97.1%
Maintenance and services	56.1%	57.0%
Total gross margin	76.0%	78.8%

(1) Includes stock-based compensation expense:
Cost of revenues	$8,192	$7,555

Total cost of revenues increased due to a $18.7 million increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues was primarily related to an increase of $9.9 million related to third-party hosting fees to support our cloud services and a $5.4 million increase in salaries and benefits expense due to increased headcount. We also had a $2.5 million increase in expenses related to third-party consulting services. Total gross margin decreased primarily due to maintenance and services revenues being a greater percentage of the overall revenue mix.

Operating Expenses

	Three Months Ended April 30,
	2017	2016	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$71,298	$67,371	5.8%
Sales and marketing	173,948	145,151	19.8%
General and administrative	36,496	32,073	13.8%
Total operating expenses	$281,742	$244,595	15.2%
Percentage of revenues
Research and development	29.4%	36.2%
Sales and marketing	71.7	78.1
General and administrative	15.1	17.3
Total	116.2%	131.6%

(1) Includes stock-based compensation expense:
Research and development	$26,797	$29,206
Sales and marketing	40,643	40,233
General and administrative	14,423	14,376
Total stock-based compensation expense	$81,863	$83,815

Research and development expense.  Research and development expense increased $3.9 million primarily due to a $2.9 million increase in salaries and benefits as we increased headcount.

Sales and marketing expense.  Sales and marketing expense increased $28.8 million primarily due to a $17.1 million increase in salaries and benefits as we increased headcount to expand our field sales organization. We also had an increase of $4.7 million related to facilities and overhead costs, an increase of $4.2 million related to third-party consulting services and an increase of $2.4 million in other marketing-related expenses.

General and administrative expense.  General and administrative expense increased $4.4 million due primarily to an increase of $4.0 million related to salaries and benefits as we increased headcount.

Interest and Other Income (Expense), net

	Three Months Ended April 30,
	2017	2016
	(in thousands)
Interest and other income (expense), net:
Interest income (expense), net	$(528)	$(403)
Other income (expense), net	(608)	(1,125)
Total interest and other income (expense), net	$(1,136)	$(1,528)

Interest and other income (expense), net reflects a net decrease primarily due to an increase in interest expense related to our financing lease obligation and foreign exchange losses, partially offset by an increase in interest income from our investments.

Income Tax Provision

	Three Months Ended April 30,
	2017	2016
	(in thousands)
Income tax provision	$1,338	$1,225

For the three months ended April 30, 2017, we recorded an increase in income tax expense that was primarily due to an increase in taxable income in our international jurisdictions. We recorded income taxes that were principally attributable to foreign and state taxes.

Liquidity and Capital Resources

	April 30, 2017	January 31, 2017
	(in thousands)
Cash and cash equivalents	$466,427	$421,346

	Three Months Ended April 30,
	2017	2016
	(in thousands)
Cash provided by operating activities	$41,358	$35,689
Net cash provided by (used in) investing activities	34,987	(13,376)
Net cash used in financing activities	(31,292)	(19,375)

We fund our operations primarily through cash generated from operations. At April 30, 2017, our cash and cash equivalents of $466.4 million were held for working capital purposes, a majority of which was invested in money market funds. We intend to continue to focus our capital expenditures in fiscal 2018 to support the growth in our operations and our global facility expansions. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

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

Net cash provided by operating activities was $41.4 million for the three months ended April 30, 2017 compared to $35.7 million from the prior year. The increase in net cash provided by operating activities was primarily related to a reduction in payments for accrued payroll and compensation during the three months ended April 30, 2017 as compared to the prior year. This increase was offset by a reduction in accounts receivable collections as compared to the prior year.

Net cash provided by operating activities was $35.7 million for the three months ended April 30, 2016 compared to $28.6 million from the prior year. The increase in net cash provided by operating activities was primarily related to improvements in the collections of accounts receivable for the three months ended April 30, 2016 as compared to the prior year. This increase was offset by an increase in payments for accrued payroll and compensation as compared to the prior year.

Investing Activities

Net cash provided by investing activities was $35.0 million for the three months ended April 30, 2017 compared to net cash used by investing activities of $13.4 million from the prior year. The increase in cash provided by investing activities was primarily related to an increase of $29.9 million in maturities of investments and a decrease of $20.3 million in the net purchases of investments as compared to the prior year. These inflows were partially offset by an increase of $1.9 million in capital expenditures.

Net cash used in investing activities was $13.4 million for the three months ended April 30, 2016 compared to $8.4 million from the prior year. The increase in cash used in investing activities was primarily related to a decrease of $26.9 million in maturities of investments as compared to the prior year. This outflow was partially offset by a decrease of $17.7 million in the net purchases of investments and a decrease of $2.7 million in capital expenditures.

Financing Activities

Net cash used in financing activities was $31.3 million for the three months ended April 30, 2017 compared to $19.4 million from the prior year. The increase in cash used in financing activities was primarily related to an increase of $10.7 million in taxes paid related to net share settlement of equity awards.

Net cash used in financing activities was $19.4 million for the three months ended April 30, 2016 compared to net cash provided by financing activities of $5.8 million from the prior year. The increase in cash used in financing activities was primarily related to an increase of $21.7 million in taxes paid related to net share settlement of equity awards and a decrease of $3.7 million in proceeds from the exercise of stock options as compared to the prior year.

Loan and Security Agreement

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2017. As amended, the agreement provides for a revolving line of credit facility, which expires on May 9, 2018. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (4.00% in April 2017) or the LIBOR rate plus 2.75%. As of April 30, 2017, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company.

In addition, the agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of April 30, 2017.

Operating Lease Commitments and Purchase Obligations

We lease our office spaces under non-cancelable leases. Rent expense for our operating leases was $5.3 million and $3.3 million for the three months ended April 30, 2017 and 2016, respectively.

On August 24, 2015, we entered into an office lease for approximately 235,000 square feet located at 3098 Olsen Drive, San Jose, California for a term of 129 months. Rent expense for this lease commenced in the third quarter of fiscal 2017. Our total obligation for the base rent is approximately $120.5 million.

Purchase obligations are contractual obligations for purchase of goods or services and are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

The following summarizes our operating lease commitments and significant purchase obligations as of April 30, 2017 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$173,037	$22,026	$43,203	$36,487	$71,321
Purchase obligations (2)	170,843	70,305	100,538	—	—
Total	$343,880	$92,331	$143,741	$36,487	$71,321
 _________________________
(1) We entered into sublease agreements for portions of our office space and the future rental income of $2.0 million from these agreements has been included as an offset to our future minimum rental payments.
(2) Purchase obligations relate primarily to IT and product infrastructure costs, enterprise subscription agreements, and sales and marketing costs.

Financing Lease Obligation

On April 29, 2014, we entered into an office lease (the “Lease”) for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the “Premises”). The Premises is allocated between the "Initial Premises" and "Additional Premises," which are each approximately 91,000 square feet of rentable space. The term of the Additional Premises begins one year after the Initial Premises, which began in August 2015, and each have a term of 84 months. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for the Lease.

As a result of our involvement during the construction period, whereby we had certain indemnification obligations related to the construction, we were considered, for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We have recorded project construction costs incurred by the landlord as an asset and a corresponding long-term liability in “Property and equipment, net” and “Other liabilities, non-current,” respectively, on our condensed consolidated balance sheets. We moved into the Premises in February 2016. We have determined that the lease does not meet the criteria for “sale-leaseback” treatment, due to our continuing involvement in the construction project resulting from our standby letter of credit. Accordingly, the Lease will continue to be accounted for as a financing obligation.

As of April 30, 2017, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal 2018	$9,158
Fiscal 2019	12,552
Fiscal 2020	12,928
Fiscal 2021	13,316
Fiscal 2022	13,715
Fiscal 2023	14,127
Fiscal 2024	8,142
Total future minimum lease payments	$83,938

Facility Exit Costs

In fiscal 2017, we relocated certain of our corporate offices in the San Francisco Bay Area and as a result, a portion of our leased office spaces are no longer in use. Accordingly, we calculated and recorded a liability at the "cease-use" date related to those operating leases based on the difference between the present value of the estimated future sublease rental income and the present value of our remaining lease obligations, adjusted for the effects of any prepaid or deferred items. We recorded a facility exit charge of approximately $8.6 million to "General and administrative" expenses in the condensed consolidated statements of operations associated with the recognition of the liability. The short-term portion of the liability is recorded in "Accrued expenses and other liabilities" and the long-term portion of the liability is recorded in "Other liabilities, non-current," on the condensed consolidated balance sheets. As of April 30, 2017, the remaining "cease-use" liability was $8.2 million.

Off-Balance Sheet Arrangements

During the three months ended April 30, 2017 and 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at April 30, 2017. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on March 29, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and cash equivalents of $466.4 million as of April 30, 2017. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of April 30, 2017, we had no balance outstanding under this agreement.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three months ended April 30, 2017 and 2016. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our revenues and operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into agreements for term licenses and/or our cloud services for use of our software, whereby the fee is recognized ratably over the term of the agreement, and, in combination with our introduction of enterprise adoption agreements, or transactions that are designed to enable broad adoption of our software within an enterprise, we have seen the proportion of our transactions where revenues will be recognized ratably generally increase as a percentage of total transactions. While at the beginning of each quarter, we do not know the ratio between transactions that will be recognized upfront and those that will be recognized ratably that we will enter into during the quarter, we anticipate that the proportion of ratably recognized transactions will continue to generally increase over the near term. In the first quarter of fiscal 2018, the percentage of license and cloud transactions that will be recognized ratably was 47%. As a result, our operating results and business model could be significantly impacted by unexpected shifts in the ratio between transactions that will be recognized upfront and those that will be recognized ratably. In addition, the size of our licenses varies greatly, and a single, large perpetual license in a given period could distort our operating results. The timing and size of large transactions are often hard to predict in any particular period. Further, a portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including maintenance and support agreements. Consequently, a decline in business from ratably recognized agreements or maintenance and support agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters.  Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

We may not be able to accurately predict our future revenues or results of operations. In particular, approximately 40% of the revenues we currently recognize each quarter has been attributable to sales made in that same quarter with the balance of the revenues being attributable to sales made in prior quarters in which the related revenues were not recognized upfront. As a result, our ability to forecast revenues on a quarterly or longer-term basis is extremely limited. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are expected to be relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of April 30, 2017, approximately 28% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $1.12 billion at April 30, 2017. Because the market for our offerings is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

Our international sales and operations subject us to additional risks and challenges that can adversely affect our business operations and financial results.

During the three months ended April 30, 2017, we derived approximately 25% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

We offer trial version licenses, including online sandboxes, of certain of our offerings to users free of charge as part of our overall strategy of developing the market for offerings that provides operational intelligence and promoting additional penetration of our offerings in the markets in which we compete. Some users never convert from the trial version to the paid version. In fiscal 2017, we introduced free development-test licenses for certain commercial customers as part of our strategy to help enable such customers to expand their use of our offerings to additional use cases. In fiscal 2018, we began selling our cloud services through a cloud vendor marketplace. To the extent that users of our trial version do not become paying customers, our current customers do not expand their use of our offerings beyond the current predominant use cases, or we are unsuccessful in building effective go-to-market strategies for our offerings, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenues will be adversely affected.

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

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We will be required to implement this new revenue standard, as amended by accounting standards update No. 2015-14, in the first quarter of fiscal 2019. While we are still evaluating the total impact of the new revenue standard, we believe the adoption of this new standard will have a material impact on our condensed consolidated financial statements, including the way we account for arrangements involving a term license, deferred revenue and sales commissions. In addition, some deferred revenue recorded in accordance with the current revenue standard will never be recognized as revenue upon adoption of the new revenue standard and instead will be part of the cumulative effect adjustment within accumulated deficit. These or other changes in accounting principles could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of April 30, 2017, we had outstanding approximately 138.3 million shares of our common stock. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

Date: June 8, 2017

SPLUNK INC.

	By:	/s/ David F. Conte
David F. Conte
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)