Form 10-Q
period 2017-07-31
SPLUNK INC
filed 2017-09-06
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2017

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

There were 139,990,162 shares of the registrant’s Common Stock issued and outstanding as of August 30, 2017.

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	July 31, 2017	January 31, 2017
Assets
Current assets
Cash and cash equivalents	$419,810	$421,346
Investments, current portion	663,737	662,096
Accounts receivable, net	208,082	238,281
Prepaid expenses and other current assets	49,412	38,650
Total current assets	1,341,041	1,360,373
Investments, non-current	5,000	5,000
Property and equipment, net	161,954	166,395
Intangible assets, net	34,577	37,713
Goodwill	138,681	124,642
Other assets	22,901	24,423
Total assets	$1,704,154	$1,718,546
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,984	$7,503
Accrued payroll and compensation	93,843	100,092
Accrued expenses and other liabilities	84,002	81,071
Deferred revenue, current portion	482,196	478,707
Total current liabilities	669,025	667,373
Deferred revenue, non-current	167,004	146,752
Other liabilities, non-current	100,163	99,260
Total non-current liabilities	267,167	246,012
Total liabilities	936,192	913,385
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 139,880,265 shares issued and outstanding at July 31, 2017, and 137,169,481 shares issued and outstanding at January 31, 2017	140	137
Accumulated other comprehensive loss	(1,349)	(3,013)
Additional paid-in capital	1,973,386	1,828,821
Accumulated deficit	(1,204,215)	(1,020,784)
Total stockholders’ equity	767,962	805,161
Total liabilities and stockholders’ equity	$1,704,154	$1,718,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Revenues
License	$142,851	$115,695	$259,577	$216,687
Maintenance and services	137,113	97,058	262,835	182,018
Total revenues	279,964	212,753	522,412	398,705
Cost of revenues (1)
License	3,159	2,868	6,087	5,830
Maintenance and services	56,717	41,748	111,952	78,286
Total cost of revenues	59,876	44,616	118,039	84,116
Gross profit	220,088	168,137	404,373	314,589
Operating expenses (1)
Research and development	71,774	67,224	143,072	134,595
Sales and marketing	191,284	150,228	365,232	295,379
General and administrative	39,139	34,312	75,635	66,385
Total operating expenses	302,197	251,764	583,939	496,359
Operating loss	(82,109)	(83,627)	(179,566)	(181,770)
Interest and other income (expense), net
Interest income (expense), net	(164)	(797)	(692)	(1,200)
Other income (expense), net	(874)	(1,063)	(1,482)	(2,188)
Total interest and other income (expense), net	(1,038)	(1,860)	(2,174)	(3,388)
Loss before income taxes	(83,147)	(85,487)	(181,740)	(185,158)
Income tax provision	353	1,110	1,691	2,335
Net loss	$(83,500)	$(86,597)	$(183,431)	$(187,493)

Basic and diluted net loss per share	$(0.60)	$(0.65)	$(1.33)	$(1.42)

Weighted-average shares used in computing basic and diluted net loss per share	139,063	133,041	138,436	132,310

(1) Amounts include stock-based compensation expense, as follows:

Cost of revenues	$8,410	$7,310	$16,602	$14,865
Research and development	25,991	27,742	52,788	56,948
Sales and marketing	42,652	39,371	83,295	79,604
General and administrative	15,314	14,440	29,737	28,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Net loss	$(83,500)	$(86,597)	$(183,431)	$(187,493)
Other comprehensive loss
Net unrealized gain (loss) on investments	33	17	(449)	356
Foreign currency translation adjustments	2,207	(558)	2,113	1,640
Total other comprehensive gain (loss)	2,240	(541)	1,664	1,996
Comprehensive loss	$(81,260)	$(87,138)	$(181,767)	$(185,497)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2017	2016
Cash flows from operating activities
Net loss	$(183,431)	$(187,493)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,916	14,635
Amortization of investment premiums	342	447
Stock-based compensation	182,422	180,233
Deferred income taxes	(866)	(698)
Excess tax benefits from employee stock plans	—	(1,027)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	30,199	50,403
Prepaid expenses, other current and non-current assets	(7,883)	(3,177)
Accounts payable	1,963	265
Accrued payroll and compensation	(6,264)	(30,985)
Accrued expenses and other liabilities	4,407	13,579
Deferred revenue	23,741	17,856
Net cash provided by operating activities	64,546	54,038
Cash flows from investing activities
Purchases of investments	(340,697)	(316,528)
Maturities of investments	338,265	290,275
Acquisition, net of cash acquired	(17,223)	—
Purchases of property and equipment	(8,513)	(14,250)
Other investment activities	—	(3,500)
Net cash used in investing activities	(28,168)	(44,003)
Cash flows from financing activities
Proceeds from the exercise of stock options	1,973	5,603
Excess tax benefits from employee stock plans	—	1,027
Proceeds from employee stock purchase plan	19,282	15,183
Taxes paid related to net share settlement of equity awards	(59,109)	(46,822)
Repayment of financing lease obligation	(802)	—
Net cash used in financing activities	(38,656)	(25,009)
Effect of exchange rate changes on cash and cash equivalents	742	382
Net decrease in cash and cash equivalents	(1,536)	(14,592)
Cash and cash equivalents at beginning of period	421,346	424,541
Cash and cash equivalents at end of period	$419,810	$409,949
Supplemental disclosures
Cash paid for income taxes	$3,883	$1,726
Cash paid for interest expense related to financing lease obligation	3,974	1,920
Non-cash investing and financing activities
Increase (decrease) in accrued purchases of property and equipment	26	1,016
Increase in capitalized construction costs related to build-to-suit lease	—	10,065

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

Strategic Investments

We hold certain non-marketable equity securities which are accounted for using the cost method of accounting. These investments are recorded at cost in "Investments, non-current" on our condensed consolidated balance sheets and are adjusted only for other-than-temporary impairments and additional investments.

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

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09 (Topic 718), Scope of Modification Accounting. The new standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The standard is effective for our first quarter of fiscal 2019, although early adoption is permitted. We are currently evaluating whether the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 (Topic 350) Intangibles - Goodwill and Other. The new standard simplifies how companies are required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard is effective for our first quarter of fiscal 2021, although early adoption is permitted. We are currently evaluating whether the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 (Topic 805) Business Combinations - Clarifying the Definition of a Business. The new standard narrows the definition of a business to assist companies with evaluating when a set of transferred assets and activities is a business. The standard is effective for our first quarter of fiscal 2019. We are currently evaluating whether the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16 (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The new standard will require companies to recognize, as opposed to defer, the tax effects from intercompany transfers of certain assets when the transfer occurs. The standard is effective for our first quarter of fiscal 2019. We are currently evaluating whether the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments - Credit Losses. The amendments in this update require a financial asset (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans and held-to-maturity debt securities. The standard is effective for our first quarter of fiscal 2021, although early adoption is permitted. We are currently evaluating whether the adoption of this standard will have a material impact on our condensed consolidated financial statements.

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

We are still evaluating the total impact of the new revenue standard on our condensed consolidated financial statements, accounting policies, systems and processes. We have allocated internal and external resources to assist in our implementation and evaluation of the new standard. We have also made investments in systems to assist in financial reporting under the new standard. While we cannot reasonably estimate the expected financial statement impact at this time, we believe the adoption of this new standard will have a material impact on our condensed consolidated financial statements, including the way we account for arrangements involving a term license, deferred revenue and sales commissions. Under the new revenue standard, we would be required to recognize term license revenues upfront and the associated maintenance revenues over the contract period. Under the current revenue standard, we recognize both the term license and maintenance revenues ratably over the contract period. In addition, some deferred revenue recorded in accordance with the current revenue standard will never be recognized as revenue upon adoption of the new revenue standard and instead will be part of the cumulative effect adjustment within accumulated deficit. We have also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, under Topic 606. Under ASC 340-40, we would be required to capitalize and amortize incremental costs of obtaining a contract, such as sales commission costs. Under our current accounting policy, we do not capitalize sales commission costs but rather recognize these costs when they are incurred.

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of July 31, 2017 and January 31, 2017 (in thousands):

	July 31, 2017				January 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$390,400	$—	$—	$390,400	$345,959	$—	$—	$345,959
U.S. treasury securities	—	663,737	—	663,737	—	662,096	—	662,096
Other	—	—	—	—	—	—	3,000	3,000
Reported as:
Assets:
Cash and cash equivalents				$390,400				$345,959
Investments, current portion				663,737				662,096
Investments, non-current				—				3,000
Total				$1,054,137				$1,011,055

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table represents our investments in U.S. treasury securities, which we have classified as available-for-sale investments as of July 31, 2017 (in thousands):

	July 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current portion:
U.S. treasury securities	$664,417	$—	$(680)	$663,737
Total available-for-sale investments in U.S. treasury securities	$664,417	$—	$(680)	$663,737

As of July 31, 2017, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$663,737	$(680)	$—	$—	$663,737	$(680)

As of July 31, 2017, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments are as follows (in thousands):

July 31, 2017
Due within one year	$663,737
Total	$663,737

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

Strategic Investments

We hold strategic investments in the form of non-marketable equity securities which are recorded at cost. During the first quarter of fiscal 2018, $3.0 million of our investments in the form of convertible promissory notes in a privately-held company were automatically converted into preferred stock. As a result, these non-marketable equity securities are no longer classified as Level 3 investments measured at fair value and are now accounted for as cost method investments. As of July 31, 2017, our cost method investments totaled $5.0 million.

(3)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable leases. Rent expense for our operating leases was $5.5 million and $3.5 million for the three months ended July 31, 2017 and 2016, respectively, and $10.8 million and $6.8 million for the six months ended July 31, 2017 and 2016, respectively.

On August 24, 2015, we entered into an office lease for approximately 235,000 square feet located at 3098 Olsen Drive, San Jose, California for a term of 129 months. Rent expense for this lease commenced in the third quarter of fiscal 2017. Our total obligation for the base rent is approximately $120.5 million.

The following summarizes our operating lease commitments as of July 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$167,265	$22,899	$41,091	$35,848	$67,427
 _________________________
(1) We entered into sublease agreements for portions of our office space and the future rental income of $5.7 million from these agreements has been included as an offset to our future minimum rental payments.

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

As of July 31, 2017, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Remaining six months of fiscal 2018	$6,105
Fiscal 2019	12,552
Fiscal 2020	12,928
Fiscal 2021	13,316
Fiscal 2022	13,715
Fiscal 2023	14,127
Fiscal 2024	8,142
Total future minimum lease payments	$80,885

Facility Exit Costs

In fiscal 2017, we relocated certain of our corporate offices in the San Francisco Bay Area and as a result, a portion of our leased office spaces are no longer in use. Accordingly, we calculated and recorded a liability at the "cease-use" date related to those operating leases based on the difference between the present value of the estimated future sublease rental income and the present value of our remaining lease obligations, adjusted for the effects of any prepaid or deferred items. We recorded a facility exit charge of approximately $8.6 million to "General and administrative" expenses in the condensed consolidated statements of operations associated with the recognition of the liability. The short-term portion of the liability is recorded in "Accrued expenses and other liabilities" and the long-term portion of the liability is recorded in "Other liabilities, non-current," on the condensed consolidated balance sheets. As of July 31, 2017, the remaining "cease-use" liability was $6.7 million.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at July 31, 2017. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of
	July 31, 2017	January 31, 2017
Computer equipment and software	$66,822	$59,396
Furniture and fixtures	16,555	16,194
Leasehold and building improvements	59,440	58,569
Building (1)	82,250	82,250
	225,067	216,409
Less: accumulated depreciation and amortization	(63,113)	(50,014)
Property and equipment, net	$161,954	$166,395
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

Depreciation and amortization expense on Property and Equipment, net was $6.6 million and $5.1 million for the three months ended July 31, 2017 and 2016, respectively, and $13.0 million and $8.4 million for the six months ended July 31, 2017 and 2016, respectively.

(5)  Acquisition, Goodwill and Intangible Assets

Acquisition

On May 15, 2017, we acquired 100% of the voting equity interest of a privately-held Delaware corporation, which develops technology for search-driven analytics on enterprise data. This acquisition has been accounted for as a business combination. The purchase price of $17.3 million, paid in cash, was preliminarily allocated as follows: $3.8 million to identifiable intangible assets and $0.5 million to net deferred tax liability, with the excess $14.0 million of the purchase price over the fair value of net assets acquired recorded as goodwill. Goodwill is primarily attributable to the value expected from the synergies of the combination, including developing a more intuitive search experience for our products. This goodwill is not deductible for income tax purposes. The results of operations of the acquired entity, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Pro forma and historical results of operations of the acquired entity have not been presented as we do not consider the results to have a material effect on any of the periods presented in our condensed consolidated statements of operations. We are still finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Fair Value	Useful Life (months)
Developed technology	$3,500	48
Other acquired intangible assets	300	24
Total intangible assets acquired	$3,800

Goodwill

As of July 31, 2017, we had goodwill of $138.7 million. There were no impairments to goodwill during the three or six months ended July 31, 2017 or during prior periods. Goodwill balances are presented below (in thousands):

Carrying amount
Balance as of January 31, 2017	$124,642
Goodwill acquired	14,039
Balance as of July 31, 2017	$138,681

Intangible Assets

Intangible assets subject to amortization realized from acquisitions as of July 31, 2017 are as follows (in thousands, except useful life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (months)
Developed technology	$62,870	$(28,742)	$34,128	45
Customer relationships	1,810	(1,752)	58	11
Other acquired intangible assets	1,480	(1,089)	391	27
Total intangible assets subject to amortization	$66,160	$(31,583)	$34,577

Amortization expense from acquired intangible assets was $4.2 million and $3.1 million for the three months ended July 31, 2017 and 2016, respectively, and $6.9 million and $6.2 million for the six months ended July 31, 2017 and 2016, respectively.

The expected future amortization expense for acquired intangible assets as of July 31, 2017 is as follows (in thousands):

Fiscal Period:
Remaining six months of fiscal 2018	$5,383
Fiscal 2019	9,016
Fiscal 2020	8,600
Fiscal 2021	8,283
Fiscal 2022	3,295
Total amortization expense	$34,577

(6)  Debt Financing Facilities

On May 9, 2013, we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2017. As amended, the agreement provides for a revolving line of credit facility, which expires May 9, 2018. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (4.25% in July 2017) or the LIBOR rate plus 2.75%. As of July 31, 2017, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of July 31, 2017.

(7)  Stock Compensation Plans

The following table summarizes the stock option, restricted stock unit (“RSU”) and performance unit (“PSU”) award activity during the six months ended July 31, 2017:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
				(in years)	(in thousands)
Balances as of January 31, 2017	10,401,789	2,057,894	$4.67	3.28	$109,571	13,924,414
Additional shares authorized	6,858,474
Options exercised		(569,089)	3.46
Options forfeited and expired	6,172	(6,172)	50.38
RSUs and PSUs granted	(1,862,988)					1,862,988
RSUs and PSUs vested						(2,725,292)
Shares withheld related to net share settlement of RSUs and PSUs	993,508
RSUs and PSUs forfeited and canceled	1,005,466					(1,005,466)
Balances as of July 31, 2017	17,402,421	1,482,633	$4.94	2.85	$81,650	12,056,644
Vested and expected to vest		1,482,577	$4.94	2.85	$81,646	11,712,148
Exercisable as of July 31, 2017		1,459,282	$5.00	2.78	$80,279
 _________________________
(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of July 31, 2017.

Under net settlement procedures applicable to our outstanding RSUs for current employees, upon each settlement date, RSUs are withheld to cover the required withholding tax, which is based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. These shares withheld by us as a result of the net settlement of RSUs are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares are returned to the reserves and are available for future issuance under our 2012 Equity Incentive Plan.

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

At July 31, 2017, total unrecognized compensation cost related to stock options was $1.3 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.1 years. At July 31, 2017, total unrecognized compensation cost was $507.7 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.6 years. At July 31, 2017, total unrecognized compensation cost was $31.3 million related to PSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.9 years. Additionally, during fiscal 2016, we issued 671,782 restricted shares of our common stock (“RSAs”) and at July 31, 2017, total unrecognized compensation cost was $4.0 million related to RSAs, adjusted for estimated forfeitures, which is expected to be recognized over the next 1.4 years. At July 31, 2017, 414,943 RSAs were vested, 186,003 RSAs were forfeited and canceled and 70,836 RSAs were outstanding.

The total intrinsic value of options exercised during the six months ended July 31, 2017 was $32.8 million. The weighted-average grant date fair value of RSUs granted was $61.05 per share for the six months ended July 31, 2017. The weighted-average grant date fair value of PSUs granted was $60.25 per share for the six months ended July 31, 2017. The weighted-average grant date fair value of RSAs granted was $69.00 per share during fiscal 2016. No RSAs were granted during the six months ended July 31, 2017.

(8)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
United States	$213,040	$165,073	$395,252	$302,878
International	66,924	47,680	127,160	95,827
Total revenues	$279,964	$212,753	$522,412	$398,705

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. One channel partner represented 28% and 25% of total revenues during the three months ended July 31, 2017 and 2016, respectively, and approximately 28% and 24% of total revenues during the six months ended July 31, 2017 and 2016, respectively. A second channel partner represented approximately 19% and 17% of total revenues during the three months ended July 31, 2017 and 2016, respectively, and approximately 18% and 16% of total revenues during the six months ended July 31, 2017 and 2016, respectively. The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three months or six months ended July 31, 2017 or 2016.

At July 31, 2017, one channel partner represented 31% and a second channel partner represented 14% of total accounts receivable. At January 31, 2017, one channel partner represented 30% of total accounts receivable.

Property and Equipment

The following table presents our property and equipment, net of depreciation, by geographic region for the periods presented (in thousands):

	As of
	July 31, 2017	January 31, 2017
United States	$155,372	$159,428
International	6,582	6,967
Total property and equipment, net	$161,954	$166,395

Other than the United States, no other country represented 10% or more of our total property and equipment as of July 31, 2017 or January 31, 2017.

(9)  Income Taxes

For the three months ended July 31, 2017 and 2016, we recorded $0.4 million and $1.1 million in income tax expense, respectively. For the six months ended July 31, 2017 and 2016, we recorded $1.7 million and $2.3 million in income tax expense, respectively. The decrease in income tax expense for the three and six months ended July 31, 2017 was primarily due to the partial release of the valuation allowance as a result of an acquisition.

During the six months ended July 31, 2017, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Numerator:
Net loss	$(83,500)	$(86,597)	$(183,431)	$(187,493)
Denominator:
Weighted-average common shares outstanding	139,135	133,624	138,509	132,873
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(72)	(583)	(73)	(563)
Weighted-average shares used to compute net loss per share, basic and diluted	139,063	133,041	138,436	132,310
Net loss per share, basic and diluted	$(0.60)	$(0.65)	$(1.33)	$(1.42)

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

	As of July 31,
	2017	2016
Shares subject to outstanding common stock options	1,483	2,709
Shares subject to outstanding RSUs, PSUs and RSAs	12,127	14,386
Employee stock purchase plan	344	323
Total	13,954	17,418

(11)  Related Party Transactions

Certain members of our board of directors serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours. All contracts with related parties are executed in the ordinary course of business. We recognized revenues from sales to these companies of $3.3 million and $1.2 million for the three months ended July 31, 2017 and 2016, respectively, and $6.1 million and $2.4 million for the six months ended July 31, 2017 and 2016, respectively. We recorded $0.3 million and $0.1 million in expenses related to purchases from these companies during the three months ended July 31, 2017 and 2016, respectively, and $0.5 million and $0.2 million for the six months ended July 31, 2017 and 2016, respectively. We had $1.4 million and $1.9 million of accounts receivable from these companies as of July 31, 2017 and January 31, 2017, respectively. There were no accounts payable to these companies as of July 31, 2017 or January 31, 2017.

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

Splunk Cloud delivers the core capabilities of Splunk Enterprise as a scalable, reliable cloud service. Splunk Cloud customers pay an annual subscription fee based on the combination of the volume of data indexed per day and the length of the data retention period. Splunk Light provides log search and analysis that is designed, priced and packaged for small IT environments, where a single-server log analytics solution is sufficient. Splunk Enterprise Security ("ES") addresses emerging security threats and security information and event management ("SIEM") use cases through monitoring, alerts and analytics. Splunk IT Service Intelligence ("ITSI") monitors the health and key performance indicators of critical IT and business services. Splunk User Behavior Analytics ("UBA") detects cyber-attacks and insider threats using data science, machine learning and advanced correlation.

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

We believe the factors that will influence our ability to achieve our goals include, among other things, our ability to deliver new offerings as well as additional product functionality; acquire new customers across geographies and industries; cultivate incremental sales from our existing customers by driving increased use of our software within organizations; provide additional solutions that leverage our core machine data platform to help organizations understand and realize the value of their machine data in specific end markets and use cases; add additional original equipment manufacturer ("OEM") and strategic relationships to enable new sales channels for our software as well as extend our integration with third-party products; help software developers leverage the functionality of our machine data platform through software development kits ("SDKs") and application programming interfaces ("APIs"); and successfully integrate acquired businesses and technologies.

Financial Summary

For the three months ended July 31, 2017 and 2016, our total revenues were $280.0 million and $212.8 million, respectively. For the three months ended July 31, 2017 and 2016, approximately 24% and 22% of our total revenues, respectively, were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of July 31, 2017, we had over 14,000 customers, including over 85 of the Fortune 100 companies.

For the three months ended July 31, 2017 and 2016, our GAAP operating loss was $82.1 million and $83.6 million, respectively. Our non-GAAP operating income was $14.7 million and $8.2 million for the three months ended July 31, 2017 and 2016, respectively.

For the three months ended July 31, 2017 and 2016, our GAAP net loss was $83.5 million and $86.6 million, respectively. Our non-GAAP net income was $11.5 million and $6.6 million for the three months ended July 31, 2017 and 2016, respectively.

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

Non-GAAP Financial Results

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP cost of revenues, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, employer payroll tax expense related to employee stock plans, amortization of acquired intangible assets, adjustments related to a financing lease obligation and the partial release of the valuation allowance due to acquisition. The adjustments for the financing lease obligation are to reflect the expense we would have recorded if our build-to-suit lease arrangement had been deemed an operating lease instead of a financing lease and is calculated as the net of actual ground lease expense, depreciation and interest expense over estimated straight-line rent expense. The non-GAAP financial measures are adjusted for our estimated tax rate on non-GAAP income (loss). To determine the annual non-GAAP tax rate, we evaluate a financial projection based on our non-GAAP results. The annual non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The annual non-GAAP tax rate applied to the three and six months ended July 31, 2017 was 27%. We will utilize this annual non-GAAP tax rate in fiscal 2018 and will provide updates to this rate on an annual basis, or more frequently if material changes occur. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment, and billings, which represents revenues plus the change in deferred revenue during the period. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in our financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance and allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude amortization of acquired intangible assets, the partial release of the valuation allowance due to acquisition, and make adjustments related to a financing lease obligation from our non-GAAP financial measures because these are considered by management to be outside of our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet. We consider billings to be a useful measure for management and investors because it provides visibility into our sales activity for a particular period, which is not necessarily reflected in our revenues given that we recognize term licenses and subscriptions for cloud services ratably.

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

The following table reconciles our net cash provided by operating activities to free cash flow for the three and six months ended July 31, 2017, and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2017	2016	2017	2016
Net cash provided by operating activities	$23,188	$18,349	$64,546	$54,038
Less purchases of property and equipment	(2,908)	(10,541)	(8,513)	(14,250)
Free cash flow (non-GAAP)	$20,280	$7,808	$56,033	$39,788
Net cash used in investing activities	$(63,155)	$(30,627)	$(28,168)	$(44,003)
Net cash used in financing activities	$(7,364)	$(5,634)	$(38,656)	$(25,009)

The following table reconciles our GAAP to Non-GAAP Financial Measures for the three months ended July 31, 2017 (in thousands, except per share amounts):

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Partial release of the valuation allowance due to acquisition	Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$59,876	$(8,410)	$(277)	$(2,870)	$309		$—	$—	$48,628
Gross margin	78.6%	3.0%	0.1%	1.0%	(0.1)%		—%	—%	82.6%
Research and development	71,774	(25,991)	(559)	(55)	495		—	—	45,664
Sales and marketing	191,284	(42,652)	(1,185)	(1,316)	1,174		—	—	147,305
General and administrative	39,139	(15,314)	(377)	—	227		—	—	23,675
Operating income (loss)	(82,109)	92,367	2,398	4,241	(2,205)		—	—	14,692
Operating margin	(29.3)%	32.9%	0.9%	1.5%	(0.8)%		—%	—%	5.2%
Income tax provision	353	—	—	—	—		546	3,356	4,255
Net income (loss)	$(83,500)	$92,367	$2,398	$4,241	$(99)	(2)	$(546)	$(3,356)	$11,505
Net income (loss) per share(1)	$(0.60)								$0.08
_________________________
(1) GAAP net loss per share calculated based on 139,063 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 142,852 diluted weighted-average shares of common stock, which includes 3,789 potentially dilutive shares related to employee stock awards. GAAP to non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.
(2) Includes $2.1 million of interest expense related to the financing lease obligation.
(3) Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 27%.

The following table reconciles our GAAP to non-GAAP Financial Measures for the three months ended July 31, 2016 (in thousands, except per share amounts):

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$44,616	$(7,310)	$(208)	$(2,886)	$259		$—	$34,471
Gross margin	79.0%	3.4%	0.1%	1.4%	(0.1)%		—%	83.8%
Research and development	67,224	(27,742)	(676)	(59)	555		—	39,302
Sales and marketing	150,228	(39,371)	(791)	(151)	1,131		—	111,046
General and administrative	34,312	(14,440)	(388)	—	251		—	19,735
Operating income (loss)	(83,627)	88,863	2,063	3,096	(2,196)		—	8,199
Operating margin	(39.3)%	41.7%	1.0%	1.5%	(1.0)%		—%	3.9%
Income tax provision	1,110	—	—	—	—		651	1,761
Net income (loss)	$(86,597)	$88,863	$2,063	$3,096	$(147)	(2)	$(651)	$6,627
Net income (loss) per share(1)	$(0.65)							$0.05
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

The following table reconciles our GAAP to non-GAAP Financial Measures for the six months ended July 31, 2017 (in thousands, except per share amounts):

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Partial release of the valuation allowance due to acquisition	Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$118,039	$(16,602)	$(718)	$(5,519)	$615		$—	$—	$95,815
Gross margin	77.4%	3.2%	0.1%	1.1%	(0.1)%		—%	—%	81.7%
Research and development	143,072	(52,788)	(1,810)	(83)	1,026		—	—	89,417
Sales and marketing	365,232	(83,295)	(2,957)	(1,332)	2,344		—	—	279,992
General and administrative	75,635	(29,737)	(1,054)	—	464		—	—	45,308
Operating income (loss)	(179,566)	182,422	6,539	6,934	(4,449)		—	—	11,880
Operating margin	(34.4)%	35.0%	1.3%	1.3%	(0.9)%		—%	—%	2.3%
Income tax provision	1,691	—	—	—	—		546	1,523	3,760
Net income (loss)	$(183,431)	$182,422	$6,539	$6,934	$(228)	(2)	$(546)	$(1,523)	$10,167
Net income (loss) per share(1)	$(1.33)								$0.07
_________________________
(1) GAAP net loss per share calculated based on 138,436 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 142,602 diluted weighted-average shares of common stock, which includes 4,166 potentially dilutive shares related to employee stock awards. GAAP to non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.
(2) Includes $4.2 million of interest expense related to the financing lease obligation.
(3) Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 27%.

The following table reconciles our GAAP to non-GAAP Financial Measures for the six months ended July 31, 2016 (in thousands, except per share amounts):

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$84,116	$(14,865)	$(470)	$(5,798)	$285		$—	$63,268
Gross margin	78.9%	3.7%	0.1%	1.5%	(0.1)%		—%	84.1%
Research and development	134,595	(56,948)	(1,432)	(130)	613		—	76,698
Sales and marketing	295,379	(79,604)	(1,817)	(302)	1,249		—	214,905
General and administrative	66,385	(28,816)	(829)	—	277		—	37,017
Operating income (loss)	(181,770)	180,233	4,548	6,230	(2,424)		—	6,817
Operating margin	(45.6)%	45.2%	1.1%	1.6%	(0.6)%		—%	1.7%
Income tax provision (benefit)	2,335	—	—	—	—		(871)	1,464
Net income (loss)	$(187,493)	$180,233	$4,548	$6,230	$1,117	(2)	$871	$5,506
Net income (loss) per share(1)	$(1.42)							$0.04
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

The following table reconciles our total revenues to billings for the three and six months ended July 31, 2017, and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2017	2016	2017	2016
Total revenues	$279,964	$212,753	$522,412	$398,705
Increase in deferred revenue	23,408	16,582	23,741	17,856
Billings (non-GAAP)	$303,372	$229,335	$546,153	$416,561

The following table reconciles our GAAP to non-GAAP Cloud gross margin for the three months ended July 31, 2017 (in thousands):

	GAAP	Stock-based compensation	Employer payroll tax on employee stock plans	Non-GAAP
Cloud revenues	$21,323	$—	$—	$21,323
Cloud cost of revenues	$15,575	$(742)	$(27)	$14,806
Cloud gross margin	27.0%	3.5%	0.1%	30.6%

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

Professional services and training revenues, as a percentage of total revenues, were 10% and 9% for the three months ended July 31, 2017 and 2016, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016

	(in thousands)
Condensed Consolidated Statement of Operations Data:
Revenues
License	$142,851	$115,695	$259,577	$216,687
Maintenance and services	137,113	97,058	262,835	182,018
Total revenues	279,964	212,753	522,412	398,705
Cost of revenues
License	3,159	2,868	6,087	5,830
Maintenance and services	56,717	41,748	111,952	78,286
Total cost of revenues	59,876	44,616	118,039	84,116
Gross profit	220,088	168,137	404,373	314,589
Operating expenses
Research and development	71,774	67,224	143,072	134,595
Sales and marketing	191,284	150,228	365,232	295,379
General and administrative	39,139	34,312	75,635	66,385
Total operating expenses	302,197	251,764	583,939	496,359
Operating loss	(82,109)	(83,627)	(179,566)	(181,770)
Interest and other income (expense), net
Interest income (expense), net	(164)	(797)	(692)	(1,200)
Other income (expense), net	(874)	(1,063)	(1,482)	(2,188)
Total interest and other income (expense), net	(1,038)	(1,860)	(2,174)	(3,388)
Loss before income taxes	(83,147)	(85,487)	(181,740)	(185,158)
Income tax provision	353	1,110	1,691	2,335
Net loss	$(83,500)	$(86,597)	$(183,431)	$(187,493)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016

	(as % of revenues)
Condensed Consolidated Statement of Operations Data:
Revenues
License	51.0%	54.4%	49.7%	54.3%
Maintenance and services	49.0	45.6	50.3	45.7
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	2.2	2.5	2.3	2.7
Maintenance and services (1)	41.4	43.0	42.6	43.0
Total cost of revenues	21.4	21.0	22.6	21.1
Gross profit	78.6	79.0	77.4	78.9
Operating expenses
Research and development	25.6	31.6	27.4	33.8
Sales and marketing	68.3	70.6	69.9	74.1
General and administrative	14.0	16.1	14.5	16.7
Total operating expenses	107.9	118.3	111.8	124.6
Operating loss	(29.3)	(39.3)	(34.4)	(45.6)
Interest and other income (expense), net
Interest income (expense), net	(0.1)	(0.4)	(0.1)	(0.3)
Other income (expense), net	(0.3)	(0.5)	(0.3)	(0.5)
Total interest and other income (expense), net	(0.4)	(0.9)	(0.4)	(0.8)
Loss before income taxes	(29.7)	(40.2)	(34.8)	(46.4)
Income tax provision	0.1	0.5	0.3	0.6
Net loss	(29.8)%	(40.7)%	(35.1)%	(47.0)%
 _________________________
(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended July 31, 2017 and 2016

Revenues

	Three Months Ended July 31,
	2017	2016	% Change
	($ amounts in thousands)
Revenues
License	$142,851	$115,695	23.5%
Maintenance and services	137,113	97,058	41.3%
Total revenues	$279,964	$212,753	31.6%
Percentage of revenues
License	51.0%	54.4%
Maintenance and services	49.0	45.6
Total	100.0%	100.0%

The increase in license revenues of $27.2 million was primarily driven by increases in our total number of customers, sales to existing customers and the number of large orders. For example, we had 541 and 446 orders greater than $100,000 for the three months ended July 31, 2017 and 2016, respectively. Our total number of customers increased from approximately 12,000 at July 31, 2016 to more than 14,000 at July 31, 2017. The increase in maintenance and services revenues of $40.1 million was due to increases in sales of maintenance agreements and sales of professional services resulting from the growth of our installed customer base, as well as increases in sales of our cloud services.

Cost of Revenues and Gross Margin

	Three Months Ended July 31,
	2017	2016	% Change
	($ amounts in thousands)
Cost of revenues (1)
License	$3,159	$2,868	10.1%
Maintenance and services	56,717	41,748	35.9%
Total cost of revenues	$59,876	$44,616	34.2%
Gross margin
License	97.8%	97.5%
Maintenance and services	58.6%	57.0%
Total gross margin	78.6%	79.0%

(1) Includes stock-based compensation expense:
Cost of revenues	$8,410	$7,310

Total cost of revenues increased primarily due to a $15.0 million increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues was primarily related to a $8.8 million increase in salaries and benefits expense due to increased headcount. We also had a $2.6 million increase in expenses related to third-party consulting services and a $2.4 million increase related to third-party hosting fees to support our cloud services. Total gross margin decreased slightly due to maintenance and services revenues being a greater percentage of the overall revenue mix.

Operating Expenses

	Three Months Ended July 31,
	2017	2016	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$71,774	$67,224	6.8%
Sales and marketing	191,284	150,228	27.3%
General and administrative	39,139	34,312	14.1%
Total operating expenses	$302,197	$251,764	20.0%
Percentage of revenues
Research and development	25.6%	31.6%
Sales and marketing	68.3	70.6
General and administrative	14.0	16.1
Total	107.9%	118.3%

(1) Includes stock-based compensation expense:
Research and development	$25,991	$27,742
Sales and marketing	42,652	39,371
General and administrative	15,314	14,440
Total stock-based compensation expense	$83,957	$81,553

Research and development expense.  Research and development expense increased $4.6 million primarily due to a $1.3 million increase in salaries and benefits as we increased headcount as part of our focus on further developing and enhancing our products. Additionally, we experienced a $1.0 million increase in hosting fees to support our cloud development efforts.

Sales and marketing expense.  Sales and marketing expense increased $41.1 million primarily due to a $28.6 million increase in salaries and benefits as we increased headcount to expand our field sales organization. We also had an increase of

$4.3 million in other marketing-related expenses, an increase of $4.0 million related to facilities and overhead costs and an increase of $3.1 million related to third-party consulting services.

General and administrative expense.  General and administrative expense increased $4.8 million due primarily to an increase of $2.0 million related to salaries and benefits as we increased headcount.

Interest and Other Income (Expense), net

	Three Months Ended July 31,
	2017	2016
	(in thousands)
Interest and other income (expense), net:
Interest income (expense), net	$(164)	$(797)
Other income (expense), net	(874)	(1,063)
Total interest and other income (expense), net	$(1,038)	$(1,860)

Interest and other income (expense), net reflects a net decrease in expense primarily due to an increase in interest income from our investments, partially offset by interest expense related to our financing lease obligation and foreign exchange losses.

Income Tax Provision

	Three Months Ended July 31,
	2017	2016
	(in thousands)
Income tax provision	$353	$1,110

For the three months ended July 31, 2017, the decrease in income tax expense was primarily due to an income tax benefit recognized from the partial release of the valuation allowance from an acquisition, partially offset by an increase in taxable income in our international jurisdictions.

Comparison of the Six Months Ended July 31, 2017 and 2016

Revenues

	Six Months Ended July 31,
	2017	2016	% Change
	($ amounts in thousands)
Revenues
License	$259,577	$216,687	19.8%
Maintenance and services	262,835	182,018	44.4%
Total revenues	$522,412	$398,705	31.0%
Percentage of revenues
License	49.7%	54.3%
Maintenance and services	50.3	45.7
Total	100.0%	100.0%

The increase in license revenues of $42.9 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of large orders. For example, we had 899 and 764 orders greater than $100,000 for the six months ended July 31, 2017 and 2016, respectively. Our total number of customers increased from approximately 12,000 at July 31, 2016 to more than 14,000 at July 31, 2017. The increase in maintenance and services revenues of $80.8 million was due to increases in sales of maintenance agreements and sales of professional services resulting from the growth of our installed customer base, as well as increases in sales of our cloud services.

Cost of Revenues and Gross Margin

	Six Months Ended July 31,
	2017	2016	% Change
	($ amounts in thousands)
Cost of revenues
License	$6,087	$5,830	4.4%
Maintenance and services	111,952	78,286	43.0%
Total cost of revenues	$118,039	$84,116	40.3%
Gross margin
License	97.7%	97.3%
Maintenance and services	57.4%	57.0%
Total gross margin	77.4%	78.9%

Total cost of revenues increased $33.9 million primarily due to a $33.7 million increase in cost of maintenance and services revenues. The $33.7 million increase in cost of maintenance and services revenues was primarily related to an increase of $16.3 million in salaries and benefits expense, an increase of $9.4 million related to third-party hosting fees to support our cloud services and an increase of $5.1 million related to third-party consulting services. Total gross margin decreased primarily due to maintenance and services revenues being a greater percentage of the overall revenue mix.

Operating Expenses

	Six Months Ended July 31,
	2017	2016	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$143,072	$134,595	6.3%
Sales and marketing	365,232	295,379	23.6%
General and administrative	75,635	66,385	13.9%
Total operating expenses	$583,939	$496,359	17.6%
Percentage of revenues
Research and development	27.4%	33.8%
Sales and marketing	69.9	74.1
General and administrative	14.5	16.7
Total	111.8%	124.6%

(1) Includes stock-based compensation expense:
Research and development	$52,788	$56,948
Sales and marketing	83,295	79,604
General and administrative	29,737	28,816
Total stock-based compensation expense	$165,820	$165,368

Research and development expense.  Research and development expense increased $8.5 million primarily due to a $2.7 million increase in salaries and benefits due to headcount growth as we focus on further developing and enhancing our products. We also had an increase of $2.3 million related to third-party consulting services.

Sales and marketing expense.  Sales and marketing expense increased $69.9 million primarily due to a $45.7 million increase in salaries and benefits, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $8.1 million related to third-party consulting services, as well as an increase of $6.7 million in other marketing-related expenses. Additionally, we had an increase of $5.8 million in expenses due to increased facilities and overhead.

General and administrative expense.  General and administrative expense increased $9.3 million due primarily to an increase of $3.5 million related to salaries and benefits as we increased headcount. Additionally, we experienced a $1.7 million increase in accounting and legal expenses and a $1.6 million increase in third-party consulting services.

Interest and Other Income (Expense), net

	Six Months Ended July 31,
	2017	2016
	(in thousands)
Interest and other income (expense), net
Interest income (expense), net	$(692)	$(1,200)
Other income (expense), net	(1,482)	(2,188)
Total interest and other income (expense), net	$(2,174)	$(3,388)

Interest and other income (expense), net reflects a decrease in expense primarily due to an increase in interest income from our investments, partially offset by interest expense related to our financing lease obligation and foreign exchange losses.

Income Tax Provision

	Six Months Ended July 31,
	2017	2016
	(in thousands)
Income tax provision	$1,691	$2,335

For the six months ended July 31, 2017, the decrease in income tax expense was primarily due to an income tax benefit recognized from the partial release of the valuation allowance from an acquisition, partially offset by an increase in taxable income in our international jurisdictions.

Liquidity and Capital Resources

	July 31, 2017	January 31, 2017
	(in thousands)
Cash and cash equivalents	$419,810	$421,346

	Six Months Ended July 31,
	2017	2016
	(in thousands)
Cash provided by operating activities	$64,546	$54,038
Net cash used in investing activities	(28,168)	(44,003)
Net cash used in financing activities	(38,656)	(25,009)

We fund our operations primarily through cash generated from operations. At July 31, 2017, our cash and cash equivalents of $419.8 million were held for working capital purposes, a majority of which was invested in money market funds. We intend to continue to focus our capital expenditures in fiscal 2018 to support the growth in our operations and our global facility expansions. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

Operating activities consist of our net loss adjusted for certain non-cash items and changes in operating assets and liabilities during the year.

Net cash provided by operating activities was $64.5 million for the six months ended July 31, 2017 compared to $54.0 million from the prior year. The increase in net cash provided by operating activities was primarily related to a reduction in payments for accrued payroll and compensation and an increase in deferred revenue during the six months ended July 31, 2017 as compared to the prior year. This increase was offset by a reduction in accounts receivable collections as compared to the prior year.

Net cash provided by operating activities was $54.0 million for the six months ended July 31, 2016 compared to $42.3 million from the prior year. The increase in net cash provided by operating activities was primarily related to improvements in the collections of accounts receivable for the six months ended July 31, 2016 as compared to the prior year. This increase was offset by an increase in payments for accrued payroll and compensation as compared to the prior year.

Investing Activities

Net cash used in investing activities was $28.2 million for the six months ended July 31, 2017 compared to $44.0 million from the prior year. The decrease in cash used by investing activities was primarily related to an increase of $48.0 million in maturities of investments as compared to the prior year. This inflow was partially offset by an increase of $24.2 million in the net purchases of investments and a $17.2 million increase in cash purchase price paid, net of cash acquired, for an acquisition.

Net cash used in investing activities was $44.0 million for the six months ended July 31, 2016 compared to $125.6 million from the prior year. The decrease in cash used in investing activities was primarily related to a decrease of $142.7 million in cash purchase price paid, net of cash acquired, for acquisitions, and a decrease of $43.3 million in maturities of investments as compared to the prior year. These inflows were partially offset by an increase of $97.3 million in the net purchases of investments.

Financing Activities

Net cash used in financing activities was $38.7 million for the six months ended July 31, 2017 compared to $25.0 million from the prior year. The increase in cash used in financing activities was primarily related to an increase of $12.3 million in taxes paid related to net share settlement of equity awards.

Net cash used in financing activities was $25.0 million for the six months ended July 31, 2016 compared to net cash provided by financing activities of $22.3 million from the prior year. The increase in cash used in financing activities was primarily related to an increase of $46.8 million in taxes paid related to net share settlement of equity awards.

Loan and Security Agreement

On May 9, 2013, we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2017. As amended, the agreement provides for a revolving line of credit facility, which expires on May 9, 2018. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (4.25% in July 2017) or the LIBOR rate plus 2.75%. As of July 31, 2017, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company.

In addition, the agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of July 31, 2017.

Operating Lease Commitments and Purchase Obligations

We lease our office spaces under non-cancelable leases. Rent expense for our operating leases was $5.5 million and $3.5 million for the three months ended July 31, 2017 and 2016, respectively, and $10.8 million and $6.8 million for the six months ended July 31, 2017 and 2016, respectively.

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

The following summarizes our operating lease commitments and significant purchase obligations as of July 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$167,265	$22,899	$41,091	$35,848	$67,427
Purchase obligations (2)	166,379	79,724	86,655	—	—
Total	$333,644	$102,623	$127,746	$35,848	$67,427
 _________________________
(1) We entered into sublease agreements for portions of our office space and the future rental income of $5.7 million from these agreements has been included as an offset to our future minimum rental payments.
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

As of July 31, 2017, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Remaining six months of fiscal 2018	$6,105
Fiscal 2019	12,552
Fiscal 2020	12,928
Fiscal 2021	13,316
Fiscal 2022	13,715
Fiscal 2023	14,127
Fiscal 2024	8,142
Total future minimum lease payments	$80,885

Facility Exit Costs

In fiscal 2017, we relocated certain of our corporate offices in the San Francisco Bay Area and as a result, a portion of our leased office spaces are no longer in use. Accordingly, we calculated and recorded a liability at the "cease-use" date related to those operating leases based on the difference between the present value of the estimated future sublease rental income and the present value of our remaining lease obligations, adjusted for the effects of any prepaid or deferred items. We recorded a facility exit charge of approximately $8.6 million to "General and administrative" expenses in the condensed consolidated statements of operations associated with the recognition of the liability. The short-term portion of the liability is recorded in "Accrued expenses and other liabilities" and the long-term portion of the liability is recorded in "Other liabilities, non-current," on the condensed consolidated balance sheets. As of July 31, 2017, the remaining "cease-use" liability was $6.7 million.

Off-Balance Sheet Arrangements

During the three and six months ended July 31, 2017 and 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at July 31, 2017. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and cash equivalents of $419.8 million as of July 31, 2017. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of July 31, 2017, we had no balance outstanding under this agreement.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three and six months ended July 31, 2017 and 2016. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our revenues and operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into agreements for term licenses and/or our cloud services for use of our software, whereby the fee is recognized ratably over the term of the agreement, and, in combination with our introduction of enterprise adoption agreements, or transactions that are designed to enable broad adoption of our software within an enterprise, we have seen the proportion of our transactions where revenues will be recognized ratably generally increase as a percentage of total transactions. While at the beginning of each quarter, we do not know the ratio between transactions that will be recognized upfront and those that will be recognized ratably that we will enter into during the quarter, we anticipate that the proportion of ratably recognized transactions will continue to generally increase over the near term. Our operating results and business model could be significantly impacted by shifts in the ratio between transactions that will be recognized upfront and those that will be recognized ratably. In addition, the size of our licenses varies greatly, and a single, large perpetual license in a given period could distort our operating results. The timing and size of large transactions are often hard to predict in any particular period. Further, a portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including maintenance and support agreements. Consequently, a decline in business from ratably recognized agreements or maintenance and support agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of July 31, 2017, approximately 27% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $1.2 billion at July 31, 2017. Because the market for our offerings is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

During the three months ended July 31, 2017, we derived approximately 24% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

•
economic and political uncertainty around the world, such as the 2016 U.S. presidential election and the United Kingdom’s referendum in June 2016 in which voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit”;

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of July 31, 2017, we had outstanding approximately 139.9 million shares of our common stock. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

Date: September 6, 2017

SPLUNK INC.

	By:	/s/ David F. Conte
David F. Conte
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)