Form 10-Q
period 2017-10-31
SPLUNK INC
filed 2017-12-06
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

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

There were 141,458,410 shares of the registrant’s Common Stock issued and outstanding as of November 29, 2017.

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	October 31, 2017	January 31, 2017
Assets
Current assets
Cash and cash equivalents	$393,314	$421,346
Investments, current portion	665,075	662,096
Accounts receivable, net	264,497	238,281
Prepaid expenses and other current assets	44,545	38,650
Total current assets	1,367,431	1,360,373
Investments, non-current	5,000	5,000
Property and equipment, net	161,249	166,395
Intangible assets, net	52,434	37,713
Goodwill	161,382	124,642
Other assets	28,284	24,423
Total assets	$1,775,780	$1,718,546
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,409	$7,503
Accrued compensation	115,733	100,092
Accrued expenses and other liabilities	74,680	81,071
Deferred revenue, current portion	516,401	478,707
Total current liabilities	719,223	667,373
Deferred revenue, non-current	185,712	146,752
Other liabilities, non-current	99,140	99,260
Total non-current liabilities	284,852	246,012
Total liabilities	1,004,075	913,385
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 140,983,704 shares issued and outstanding at October 31, 2017, and 137,169,481 shares issued and outstanding at January 31, 2017	141	137
Accumulated other comprehensive loss	(2,074)	(3,013)
Additional paid-in capital	2,028,455	1,828,821
Accumulated deficit	(1,254,817)	(1,020,784)
Total stockholders’ equity	771,705	805,161
Total liabilities and stockholders’ equity	$1,775,780	$1,718,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Revenues
License	$179,829	$139,725	$439,406	$356,412
Maintenance and services	148,824	105,064	411,659	287,082
Total revenues	328,653	244,789	851,065	643,494
Cost of revenues (1)
License	3,013	2,883	9,100	8,713
Maintenance and services	61,154	45,791	173,106	124,077
Total cost of revenues	64,167	48,674	182,206	132,790
Gross profit	264,486	196,115	668,859	510,704
Operating expenses (1)
Research and development	74,080	85,659	217,152	220,254
Sales and marketing	205,364	167,330	570,596	462,709
General and administrative	35,857	34,079	111,492	100,464
Total operating expenses	315,301	287,068	899,240	783,427
Operating loss	(50,815)	(90,953)	(230,381)	(272,723)
Interest and other income (expense), net
Interest income (expense), net	270	(823)	(422)	(2,023)
Other income (expense), net	(289)	(348)	(1,771)	(2,536)
Total interest and other income (expense), net	(19)	(1,171)	(2,193)	(4,559)
Loss before income taxes	(50,834)	(92,124)	(232,574)	(277,282)
Income tax provision (benefit)	(232)	1,367	1,459	3,702
Net loss	$(50,602)	$(93,491)	$(234,033)	$(280,984)

Basic and diluted net loss per share	$(0.36)	$(0.69)	$(1.68)	$(2.11)

Weighted-average shares used in computing basic and diluted net loss per share	140,413	134,677	139,111	133,273

(1) Amounts include stock-based compensation expense, as follows:

Cost of revenues	$7,921	$7,610	$24,523	$22,475
Research and development	25,038	45,355	77,826	102,303
Sales and marketing	36,728	38,750	120,023	118,354
General and administrative	14,424	13,299	44,161	42,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net loss	$(50,602)	$(93,491)	$(234,033)	$(280,984)
Other comprehensive loss
Net unrealized gain (loss) on investments	(93)	(336)	(542)	20
Foreign currency translation adjustments	(632)	(900)	1,481	740
Total other comprehensive gain (loss)	(725)	(1,236)	939	760
Comprehensive loss	$(51,327)	$(94,727)	$(233,094)	$(280,224)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2017	2016
Cash flows from operating activities
Net loss	$(234,033)	$(280,984)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,039	22,914
Amortization of investment premiums	373	620
Stock-based compensation	266,533	285,247
Deferred income taxes	(2,677)	(620)
Excess tax benefits from employee stock plans	—	(551)
Facility exit charge - adjustment	(5,191)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(26,216)	9,176
Prepaid expenses, other current and non-current assets	(8,501)	(8,128)
Accounts payable	4,919	1,530
Accrued compensation	15,626	(12,538)
Accrued expenses and other liabilities	(693)	32,992
Deferred revenue	76,654	49,652
Net cash provided by operating activities	116,833	99,310
Cash flows from investing activities
Purchases of investments	(517,904)	(523,783)
Maturities of investments	514,010	446,275
Acquisitions, net of cash acquired	(59,350)	—
Purchases of property and equipment	(13,931)	(27,219)
Other investment activities	—	(3,500)
Net cash used in investing activities	(77,175)	(108,227)
Cash flows from financing activities
Proceeds from the exercise of stock options	2,474	7,355
Excess tax benefits from employee stock plans	—	551
Proceeds from employee stock purchase plan	19,282	15,183
Taxes paid related to net share settlement of equity awards	(88,651)	(73,355)
Repayment of financing lease obligation	(1,299)	—
Net cash used in financing activities	(68,194)	(50,266)
Effect of exchange rate changes on cash and cash equivalents	504	235
Net decrease in cash and cash equivalents	(28,032)	(58,948)
Cash and cash equivalents at beginning of period	421,346	424,541
Cash and cash equivalents at end of period	$393,314	$365,593
Supplemental disclosures
Cash paid for income taxes	$4,948	$2,421
Cash paid for interest expense related to financing lease obligation	6,068	3,026
Non-cash investing and financing activities
Increase in accrued purchases of property and equipment	463	1,209
Increase in capitalized construction costs related to build-to-suit lease	—	10,065

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

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09 (Topic 718), Scope of Modification Accounting. The new standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The standard is effective for our first quarter of fiscal 2019, and although early adoption is permitted, we will not early adopt. We are currently evaluating whether the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 (Topic 350) Intangibles - Goodwill and Other. The new standard simplifies how companies are required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard is effective for our first quarter of fiscal 2021, although early adoption is permitted. We do not expect this standard will have a material impact on our condensed consolidated financial statements upon adoption.

In January 2017, the FASB issued ASU No. 2017-01 (Topic 805) Business Combinations - Clarifying the Definition of a Business. The new standard narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. The standard is effective for our first quarter of fiscal 2019, and although early adoption is permitted, we will not early adopt. We anticipate that the adoption of the new guidance will result in more transactions being accounted for as asset acquisitions rather than business combinations and that the new standard will impact management's consideration of strategic investments, but do not expect a material impact on our condensed consolidated financial statements upon adoption.

In October 2016, the FASB issued ASU No. 2016-16 (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The new standard will require companies to recognize, as opposed to defer, the tax effects from intercompany transfers of certain assets when the transfer occurs. The standard is effective for our first quarter of fiscal 2019, and although early adoption is permitted, we will not early adopt. We are currently evaluating whether the adoption of this standard will have a material impact on our condensed consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01 (Subtopic 825-10), Financial Instruments - Overall. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, and require equity securities to be measured at fair value with changes in fair value recognized through net income. The standard is effective for our first quarter of fiscal 2019, and although early adoption is permitted, we will not early adopt. We do not expect this standard will have a material impact on our condensed consolidated financial statements upon adoption.
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

The new revenue standard, as amended by ASU No. 2015-14, is effective in the first quarter of fiscal 2019 and may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. We currently plan to adopt the standard using the cumulative effect transition method and although early adoption is permitted, we will not early adopt.

We are still evaluating the total impact of the new revenue standard on our condensed consolidated financial statements, accounting policies, systems, internal controls, and processes. We have allocated internal and external resources to assist in our implementation and evaluation of the new standard, including implementation of new systems and accounting processes, which will change our internal controls over revenue recognition, sales commission costs and financial reporting. While we cannot reasonably estimate the expected financial statement impact at this time, we believe the adoption of this new standard will have a material impact on our condensed consolidated financial statements, including the way we account for arrangements involving a term license, deferred revenue and sales commissions. Under the new revenue standard, we will be required to recognize term license revenues upfront and the associated maintenance revenues over the contract period. Under the current revenue standard, we recognize both the term license and maintenance revenues ratably over the contract period. In addition, some deferred revenue, primarily from arrangements involving term licenses, will never be recognized as revenue upon adoption of the new revenue standard and instead will be part of the cumulative effect adjustment within accumulated deficit. We have also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, under Topic 606. Under ASC 340-40, we would be required to capitalize and amortize incremental costs of obtaining a contract, such as certain sales commission costs, over the remaining contractual term or over an expected period of benefit, which we have determined to be approximately five years. Under our current accounting policy, we do not capitalize sales commission costs but rather recognize these costs when they are incurred.

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of October 31, 2017 and January 31, 2017 (in thousands):

	October 31, 2017				January 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$293,731	$—	$—	$293,731	$345,959	$—	$—	$345,959
U.S. treasury securities	—	665,075	—	665,075	—	662,096	—	662,096
Other	—	—	—	—	—	—	3,000	3,000
Reported as:
Assets:
Cash and cash equivalents				$293,731				$345,959
Investments, current portion				665,075				662,096
Investments, non-current				—				3,000
Total				$958,806				$1,011,055

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table represents our investments in U.S. treasury securities, which we have classified as available-for-sale investments as of October 31, 2017 (in thousands):

	October 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current portion:
U.S. treasury securities	$665,848	$—	$(773)	$665,075
Total available-for-sale investments in U.S. treasury securities	$665,848	$—	$(773)	$665,075

As of October 31, 2017, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$665,075	$(773)	$—	$—	$665,075	$(773)

As of October 31, 2017, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments are as follows (in thousands):

October 31, 2017
Due within one year	$665,075
Total	$665,075

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

Strategic Investments

We hold strategic investments in the form of non-marketable equity securities which are recorded at cost. During the first quarter of fiscal 2018, $3.0 million of our investments in the form of convertible promissory notes in a privately-held company were automatically converted into preferred stock. As a result, these non-marketable equity securities are no longer classified as Level 3 investments measured at fair value and are now accounted for as cost method investments. As of October 31, 2017, our cost method investments totaled $5.0 million.

(3)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable leases. Rent expense for our operating leases was $0.3 million for the three months ended October 31, 2017, which includes a decrease of $5.2 million of expense in connection with a facility exit charge adjustment. Refer to “Facility Exit Costs” below for details. Rent expense for our operating leases was $6.0 million for the three months ended October 31, 2016 and $10.8 million and $12.7 million for the nine months ended October 31, 2017 and 2016, respectively.

The following summarizes our operating lease commitments as of October 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$164,725	$22,503	$41,210	$37,219	$63,793
 _________________________
(1) We have entered into sublease agreements for portions of our office space and the future rental income of $11.8 million from these agreements has been included as an offset to our future minimum rental payments.

Facility Exit Costs

In fiscal 2017, we relocated certain of our corporate offices in the San Francisco Bay Area and as a result, a portion of our leased office spaces are no longer in use. Accordingly, we calculated and recorded a liability at the "cease-use" date related to those operating leases based on the difference between the present value of the estimated future sublease rental income and the present value of our remaining lease obligations, adjusted for the effects of any prepaid or deferred items. We recorded a facility exit charge of approximately $8.6 million to "General and administrative" expenses in fiscal 2017 associated with the recognition of the liability. The short-term portion of the liability is recorded in "Accrued expenses and other liabilities" and the long-term portion of the liability is recorded in "Other liabilities, non-current," on the condensed consolidated balance sheets. Cease-use liability balances are presented below (in thousands):

Carrying amount
Balance as of January 31, 2017	$8,625
Facility exit charge - adjustment (revision of estimated sublease income) (1)	(5,191)
Cash payments, net of deferred rent	(2,754)
Balance as of October 31, 2017	$680
 _________________________
(1) During the three months ended October 31, 2017, we entered into sublease agreements for our office spaces that are no longer in use by us. As a result, we made an adjustment to our estimated future sublease rental income related to our cease-use liability.

Financing Lease Obligation

On April 29, 2014, we entered into an office lease (the “Lease”) for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the “Premises”). The Premises is allocated between the "Initial Premises" and "Additional Premises," which are each approximately 91,000 square feet of rentable space. The term of the Additional Premises begins one year after the term of the Initial Premises, which began in August 2015, and each have a term of 84 months. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for the Lease.

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

As of October 31, 2017, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Remaining three months of fiscal 2018	$3,053
Fiscal 2019	12,552
Fiscal 2020	12,928
Fiscal 2021	13,316
Fiscal 2022	13,715
Fiscal 2023	14,127
Fiscal 2024	8,142
Total future minimum lease payments	$77,833

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at October 31, 2017. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of
	October 31, 2017	January 31, 2017
Computer equipment and software	$68,322	$59,396
Furniture and fixtures	17,194	16,194
Leasehold and building improvements	63,091	58,569
Building (1)	82,250	82,250
	230,857	216,409
Less: accumulated depreciation and amortization	(69,608)	(50,014)
Property and equipment, net	$161,249	$166,395
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

Depreciation and amortization expense on Property and Equipment, net was $6.5 million and $5.3 million for the three months ended October 31, 2017 and 2016, respectively, and $19.5 million and $13.7 million for the nine months ended October 31, 2017 and 2016, respectively.

(5)  Acquisitions, Goodwill and Intangible Assets

Rocana

On October 6, 2017, we acquired certain assets of Rocana, Inc. (“Rocana”), a privately-held Delaware corporation that develops analytics solutions for the IT market. This acquisition has been accounted for as a business combination. The purchase price of $30.2 million, paid in cash, was preliminarily allocated as follows: $10.1 million to identifiable intangible assets, with the excess $20.1 million of the purchase price over the fair value of net assets acquired recorded as goodwill. This goodwill is primarily attributable to the value expected from the synergies of the combination, including advancing the analytics and machine learning capabilities of our products, and is deductible for income tax purposes. The results of operations of the acquired entity, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Pro forma and historical results of operations of the acquired entity have not been presented as we do not consider the results to have a material effect on any of the periods presented in our condensed consolidated statements of operations. We are currently finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Fair Value	Useful Life (months)
Developed technology	$8,320	36
Other acquired intangible assets	1,790	24
Total intangible assets acquired	$10,110

SignalSense

On September 29, 2017, we acquired 100% of the voting equity interest of SignalSense Inc. (“SignalSense”), a privately held Washington corporation that develops cloud-based data collection and breach detection solutions that leverage machine learning. This acquisition has been accounted for as a business combination. The purchase price of $12.2 million, paid in cash, was preliminarily allocated as follows: $11.3 million to identifiable intangible assets acquired, $0.2 million in net assets and $2.0 million to net deferred tax liabilities, with the excess $2.7 million of the purchase price over the fair value of net assets acquired recorded as goodwill. This goodwill is primarily attributable to the value expected from the synergies of the combination, including developing more advanced cloud and machine learning capabilities for our products, and is not deductible for income tax purposes. The results of operations of the acquired entity, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Pro forma and historical results of operations of the acquired entity have not been presented as we do not consider the results to have a material effect on any of the periods presented in our condensed consolidated statements of operations. We are currently finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Fair Value	Useful Life (months)
Developed technology	$11,310	36
Total intangible assets acquired	$11,310

Other Acquisitions

On May 15, 2017, we acquired 100% of the voting equity interest of a privately-held Delaware corporation that develops technology for search-driven analytics on enterprise data. This acquisition has been accounted for as a business combination. The purchase price of $17.3 million, paid in cash, was preliminarily allocated as follows: $3.8 million to identifiable intangible assets and $0.5 million to net deferred tax liability, with the excess $14.0 million of the purchase price over the fair value of net assets acquired recorded as goodwill. This goodwill is primarily attributable to the value expected from the synergies of the combination, including developing a more intuitive search experience for our products, and is not deductible for income tax purposes. The results of operations of the acquired entity, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Pro forma and historical results of operations of the acquired entity have not been presented as we do not consider the results to have a material effect on any of the periods presented in our condensed consolidated statements of operations. We are still finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Fair Value	Useful Life (months)
Developed technology	$3,500	48
Other acquired intangible assets	300	24
Total intangible assets acquired	$3,800

Goodwill

There were no impairments to goodwill during the three or nine months ended October 31, 2017 or during prior periods. Goodwill balances are presented below (in thousands):

Carrying amount
Balance as of January 31, 2017	$124,642
Goodwill acquired	36,740
Balance as of October 31, 2017	$161,382

Intangible Assets

Intangible assets subject to amortization realized from acquisitions as of October 31, 2017 are as follows (in thousands, except useful life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (months)
Developed technology	$82,500	$(32,160)	$50,340	40
Customer relationships	1,810	(1,768)	42	8
Other acquired intangible assets	3,270	(1,218)	2,052	23
Total intangible assets subject to amortization	$87,580	$(35,146)	$52,434

Amortization expense from acquired intangible assets was $3.6 million and $3.0 million for the three months ended October 31, 2017 and 2016, respectively, and $10.5 million and $9.2 million for the nine months ended October 31, 2017 and 2016, respectively.

The expected future amortization expense for acquired intangible assets as of October 31, 2017 is as follows (in thousands):

Fiscal Period:
Remaining three months of fiscal 2018	$4,295
Fiscal 2019	16,458
Fiscal 2020	15,740
Fiscal 2021	12,646
Fiscal 2022	3,295
Total amortization expense	$52,434

(6)  Debt Financing Facilities

On May 9, 2013, we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2017. As amended, the agreement provides for a revolving line of credit facility, which expires May 9, 2018. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (4.25% in October 2017) or the LIBOR rate plus 2.75%. As of October 31, 2017, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of October 31, 2017.

(7)  Stock Compensation Plans

The following table summarizes the stock option, restricted stock unit (“RSU”) and performance unit (“PSU”) award activity during the nine months ended October 31, 2017:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
				(in years)	(in thousands)
Balances as of January 31, 2017	10,401,789	2,057,894	$4.67	3.28	$109,571	13,924,414
Additional shares authorized	6,858,474
Options exercised		(926,448)	2.67
Options forfeited and expired	6,172	(6,172)	50.38
RSUs and PSUs granted	(2,588,296)					2,588,296
RSUs and PSUs vested						(3,905,456)
Shares withheld related to net share settlement of RSUs and PSUs	1,427,592
RSUs and PSUs forfeited and canceled	1,508,008					(1,508,008)
Balances as of October 31, 2017	17,613,739	1,125,274	$6.06	3.00	$68,908	11,099,246
Vested and expected to vest		1,125,234	$6.06	3.00	$68,905	10,768,270
Exercisable as of October 31, 2017		1,107,822	$6.14	2.94	$67,756
 _________________________
(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of October 31, 2017.

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

At October 31, 2017, total unrecognized compensation cost related to stock options was $0.9 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 0.9 years. At October 31, 2017, total unrecognized compensation cost was $459.7 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.5 years. At October 31, 2017, total unrecognized compensation cost was $22.8 million related to PSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.7 years. Additionally, during fiscal 2016, we issued 671,782 restricted shares of our common stock (“RSAs”) and at October 31, 2017, total unrecognized compensation cost was $3.8 million related to RSAs, adjusted for estimated forfeitures, which is expected to be recognized over the next 1.2 years. At October 31, 2017, 418,685 RSAs were vested, 186,003 RSAs were forfeited and canceled and 67,094 RSAs were outstanding.

The total intrinsic value of options exercised during the nine months ended October 31, 2017 was $55.4 million. The weighted-average grant date fair value of RSUs granted was $62.53 per share for the nine months ended October 31, 2017. The weighted-average grant date fair value of PSUs granted was $60.25 per share for the nine months ended October 31, 2017. The weighted-average grant date fair value of RSAs granted during fiscal 2016 was $69.00 per share. No RSAs were granted during the nine months ended October 31, 2017.

(8)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
United States	$250,129	$190,123	$645,381	$493,001
International	78,524	54,666	205,684	150,493
Total revenues	$328,653	$244,789	$851,065	$643,494

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. One channel partner represented 29% and 27% of total revenues during the three months ended October 31, 2017 and 2016, respectively, and approximately 28% and 25% of total revenues during the nine months ended October 31, 2017 and 2016, respectively. A second channel partner represented approximately 24% and 21% of total revenues during the three months ended October 31, 2017 and 2016, respectively, and approximately 20% and 18% of total revenues during the nine months ended October 31, 2017 and 2016, respectively. The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three months or nine months ended October 31, 2017 or 2016.

At October 31, 2017, one channel partner represented 30% and a second channel partner represented 27% of total accounts receivable. At January 31, 2017, one channel partner represented 30% of total accounts receivable.

Property and Equipment

The following table presents our property and equipment, net of depreciation, by geographic region for the periods presented (in thousands):

	As of
	October 31, 2017	January 31, 2017
United States	$155,076	$159,428
International	6,173	6,967
Total property and equipment, net	$161,249	$166,395

Other than the United States, no other country represented 10% or more of our total property and equipment as of October 31, 2017 or January 31, 2017.

(9)  Income Taxes

For the three months ended October 31, 2017 and 2016, we recorded a $0.2 million income tax benefit and $1.4 million of income tax expense, respectively. For the nine months ended October 31, 2017 and 2016, we recorded $1.5 million and $3.7 million of income tax expense, respectively. The decrease in income tax expense for the three and nine months ended October 31, 2017 was primarily due to the partial release of the valuation allowance as a result of our acquisitions.

During the nine months ended October 31, 2017, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Numerator:
Net loss	$(50,602)	$(93,491)	$(234,033)	$(280,984)
Denominator:
Weighted-average common shares outstanding	140,482	135,077	139,174	133,613
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(69)	(400)	(63)	(340)
Weighted-average shares used to compute net loss per share, basic and diluted	140,413	134,677	139,111	133,273
Net loss per share, basic and diluted	$(0.36)	$(0.69)	$(1.68)	$(2.11)

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

	As of October 31,
	2017	2016
Shares subject to outstanding common stock options	1,125	2,344
Shares subject to outstanding RSUs, PSUs and RSAs	11,166	13,178
Employee stock purchase plan	360	330
Total	12,651	15,852

(11)  Related Party Transactions

Certain members of our board of directors serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours. All contracts with related parties are executed in the ordinary course of business. We recognized revenues from sales to these companies of $3.0 million and $2.4 million for the three months ended October 31, 2017 and 2016, respectively, and $9.1 million and $4.8 million for the nine months ended October 31, 2017 and 2016, respectively. We recorded $0.6 million in expenses related to purchases from these companies during the three months ended October 31, 2017 and no expenses related to purchases from these companies during the three months ended October 31, 2016. We recorded $1.1 million and $0.2 million in expenses related to purchases from these companies during the nine months ended October 31, 2017 and 2016, respectively. We had $9.9 million and $1.9 million of accounts receivable from these companies as of October 31, 2017 and January 31, 2017, respectively. We had $0.3 million of accounts payable to these companies as of October 31, 2017 and no accounts payable to these companies as of January 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “predict,” “intend,” “may,” “might,” “plan,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our market opportunity, our future financial and operating results; our planned investments, particularly in our product development efforts; our planned expansion of our sales and marketing organization; our expectation that we will continue to use acquisitions to contribute to our growth objectives; our growth and product integration strategies; our continued efforts to market and sell both domestically and internationally; our expectations about seasonal trends; our expectations regarding our revenues mix; our expectations regarding our cost of revenues and gross margin; use of non-GAAP (as defined below) financial measures; our expectations regarding our operating expenses, including increases in research and development, sales and marketing, and general and administrative expenses; our expectations regarding our capital expenditures; sufficiency of cash to meet cash needs for at least the next 12 months; exposure to interest rate changes; inflation; anticipated income tax rates; our expectations regarding our leases; exposure to exchange rate fluctuations and our ability to manage such exposure; and our expected cash flows and liquidity.

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

Financial Summary

For the three months ended October 31, 2017 and 2016, our total revenues were $328.7 million and $244.8 million, respectively. For the three months ended October 31, 2017 and 2016, approximately 24% and 22% of our total revenues, respectively, were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of October 31, 2017, we had over 14,000 customers, including over 85 of the Fortune 100 companies.

For the three months ended October 31, 2017 and 2016, our GAAP operating loss was $50.8 million and $91.0 million, respectively. Our non-GAAP operating income was $32.3 million and $16.7 million for the three months ended October 31, 2017 and 2016, respectively.

For the three months ended October 31, 2017 and 2016, our GAAP net loss was $50.6 million and $93.5 million, respectively. Our non-GAAP net income was $25.1 million and $13.9 million for the three months ended October 31, 2017 and 2016, respectively.

Our quarterly results reflect seasonality in the sale of our offerings. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenues in the following first fiscal quarter. However, adoption of the new revenue recognition standard may affect our revenue trends. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short-term. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period.

Non-GAAP Financial Results

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP cost of revenues, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): expenses related to stock-based compensation and related employer payroll tax, amortization of acquired intangible assets, adjustments related to a financing lease obligation, adjustments related to facility exits and acquisition-related adjustments, including the partial release of the valuation allowance due to acquisitions. The adjustments for the financing lease obligation are to reflect the expense we would have recorded if our build-to-suit lease arrangement had been deemed an operating lease instead of a financing lease and is calculated as the net of actual ground lease expense, depreciation and interest expense over estimated straight-line rent expense. The non-GAAP financial measures are also adjusted for our estimated tax rate on non-GAAP income (loss). To determine the annual non-GAAP tax rate, we evaluate a financial projection based on our non-GAAP results. The annual non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The annual non-GAAP tax rate applied to the three and nine months ended October 31, 2017 was 27%. We will utilize this annual non-GAAP tax rate in fiscal 2018 and will provide updates to this rate on an annual basis, or more frequently if material changes occur. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment, and billings, which represents revenues plus the change in deferred revenue during the period. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in our financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance and allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude amortization of acquired intangible assets, adjustments related to facility exits, acquisition-related costs, including the partial release of the valuation allowance due to acquisitions, and make adjustments related to a financing lease obligation from our non-GAAP financial measures because these are considered by management to be outside of our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet. We consider billings to be a useful measure for management and investors because it provides visibility into our sales activity for a particular period, which is not necessarily reflected in our revenues given that we recognize term licenses and subscriptions for cloud services ratably.

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

The following table reconciles our net cash provided by operating activities to free cash flow for the three and nine months ended October 31, 2017, and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2017	2016	2017	2016
Net cash provided by operating activities	$52,287	$45,272	$116,833	$99,310
Less purchases of property and equipment	(5,418)	(12,969)	(13,931)	(27,219)
Free cash flow (non-GAAP)	$46,869	$32,303	$102,902	$72,091
Net cash used in investing activities	$(49,007)	$(64,224)	$(77,175)	$(108,227)
Net cash used in financing activities	$(29,538)	$(25,257)	$(68,194)	$(50,266)

The following table reconciles our GAAP to Non-GAAP Financial Measures for the three months ended October 31, 2017 (in thousands, except per share amounts):

	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Adjustments related to facility exits	Acquisition-related adjustments	Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$64,167	$(8,116)	$(2,873)	$316		$—	$—	$—	$53,494
Gross margin	80.5%	2.4%	0.9%	(0.1)%		—%	—%	—%	83.7%
Research and development	74,080	(25,502)	(130)	489		—	—	—	48,937
Sales and marketing	205,364	(37,789)	(561)	1,170		—	—	—	168,184
General and administrative	35,857	(14,882)	—	230		5,191	(643)	—	25,753
Operating income (loss)	(50,815)	86,289	3,564	(2,205)		(5,191)	643	—	32,285
Operating margin	(15.5)%	26.3%	1.1%	(0.7)%		(1.6)%	0.2%	—%	9.8%
Income tax provision	(232)	—	—	—			1,995	7,514	9,277
Net income (loss)	$(50,602)	$86,289	$3,564	$(111)	(2)	$(5,191)	$(1,352)	$(7,514)	$25,083
Net income (loss) per share(1)	$(0.36)								$0.17
_________________________
(1) GAAP net loss per share calculated based on 140,413 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 144,415 diluted weighted-average shares of common stock, which includes 4,002 potentially dilutive shares related to employee stock awards. GAAP to non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.
(2) Includes $2.1 million of interest expense related to the financing lease obligation.
(3) Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 27%.

The following table reconciles our GAAP to non-GAAP Financial Measures for the three months ended October 31, 2016 (in thousands, except per share amounts):

	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$48,674	$(7,740)	$(2,814)	$276		$—	$38,396
Gross margin	80.1%	3.2%	1.1%	(0.1)%		—%	84.3%
Research and development	85,659	(45,889)	(63)	559		—	40,266
Sales and marketing	167,330	(39,462)	(110)	1,124		—	128,882
General and administrative	34,079	(13,803)	—	236		—	20,512
Operating income (loss)	(90,953)	106,894	2,987	(2,195)		—	16,733
Operating margin	(37.2)%	43.7%	1.2%	(0.9)%		—%	6.8%
Income tax provision	1,367	—	—	—		2,336	3,703
Net income (loss)	$(93,491)	$106,894	$2,987	$(123)	(2)	$(2,336)	$13,931
Net income (loss) per share(1)	$(0.69)						$0.10
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

The following table reconciles our GAAP to non-GAAP Financial Measures for the nine months ended October 31, 2017 (in thousands, except per share amounts):

	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Adjustments related to facility exits	Acquisition-related adjustments	Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$182,206	$(25,436)	$(8,392)	$931		$—	$—	$—	$149,309
Gross margin	78.6%	3.0%	1.0%	(0.1)%		—%	—%	—%	82.5%
Research and development	217,152	(80,100)	(213)	1,515		—	—	—	138,354
Sales and marketing	570,596	(124,041)	(1,893)	3,514		—	—	—	448,176
General and administrative	111,492	(45,673)	—	694		5,191	(643)	—	71,061
Operating income (loss)	(230,381)	275,250	10,498	(6,654)		(5,191)	643	—	44,165
Operating margin	(27.1)%	32.4%	1.2%	(0.8)%		(0.6)%	0.1%	—%	5.2%
Income tax provision	1,459	—	—	—		—	2,540	9,038	13,037
Net income (loss)	$(234,033)	$275,250	$10,498	$(339)	(2)	$(5,191)	$(1,897)	$(9,038)	$35,250
Net income (loss) per share(1)	$(1.68)								$0.25
_________________________
(1) GAAP net loss per share calculated based on 139,111 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 143,552 diluted weighted-average shares of common stock, which includes 4,441 potentially dilutive shares related to employee stock awards. GAAP to non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.
(2) Includes $6.3 million of interest expense related to the financing lease obligation.
(3) Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 27%.

The following table reconciles our GAAP to non-GAAP Financial Measures for the nine months ended October 31, 2016 (in thousands, except per share amounts):

	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$132,790	$(23,075)	$(8,612)	$561		$—	$101,664
Gross margin	79.4%	3.6%	1.3%	(0.1)%		—%	84.2%
Research and development	220,254	(104,269)	(193)	1,172		—	116,964
Sales and marketing	462,709	(120,883)	(412)	2,373		—	343,787
General and administrative	100,464	(43,448)	—	513		—	57,529
Operating income (loss)	(272,723)	291,675	9,217	(4,619)		—	23,550
Operating margin	(42.4)%	45.4%	1.4%	(0.7)%		—%	3.7%
Income tax provision	3,702	—	—	—		1,465	5,167
Net income (loss)	$(280,984)	$291,675	$9,217	$994	(2)	$(1,465)	$19,437
Net income (loss) per share(1)	$(2.11)						$0.14
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

The following table reconciles our total revenues to billings for the three and nine months ended October 31, 2017, and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2017	2016	2017	2016
Total revenues	$328,653	$244,789	$851,065	$643,494
Increase in deferred revenue	52,913	31,796	76,654	49,652
Billings (non-GAAP)	$381,566	$276,585	$927,719	$693,146

Components of Operating Results

Revenues

License revenues.  License revenues reflect the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. We are focused on acquiring new customers and increasing revenues from our existing customers as they realize the value of our software by indexing higher volumes of machine data and expanding the use of our software through additional use cases and broader deployment within their organizations. A majority of our license revenues consists of revenues from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Customers can also purchase term license agreements, under which we recognize the license fee ratably, on a straight-line basis, over the term of the license. Due to the differing revenue recognition policies, shifts in the mix between transactions that are recognized upfront and those that are recognized ratably from quarter to quarter could produce substantial variation in revenues recognized even if our sales remain consistent. In addition, seasonal trends that contribute to increased sales activity in the fourth fiscal quarter often result in lower sequential revenues in the first fiscal quarter, and we expect this trend to continue. Comparing our revenues on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our historical methods of revenue recognition will be materially affected by the adoption of a new revenue recognition standard in the first quarter of 2019. Please see Note 1 contained in the “Notes to Condensed Consolidated Financial Statements” included in Part I of this Quarterly Report on Form 10-Q for further information.

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

Professional services and training revenues, as a percentage of total revenues, were 10% and 9% for the three months ended October 31, 2017 and 2016, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016

	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$179,829	$139,725	$439,406	$356,412
Maintenance and services	148,824	105,064	411,659	287,082
Total revenues	328,653	244,789	851,065	643,494
Cost of revenues
License	3,013	2,883	9,100	8,713
Maintenance and services	61,154	45,791	173,106	124,077
Total cost of revenues	64,167	48,674	182,206	132,790
Gross profit	264,486	196,115	668,859	510,704
Operating expenses
Research and development	74,080	85,659	217,152	220,254
Sales and marketing	205,364	167,330	570,596	462,709
General and administrative	35,857	34,079	111,492	100,464
Total operating expenses	315,301	287,068	899,240	783,427
Operating loss	(50,815)	(90,953)	(230,381)	(272,723)
Interest and other income (expense), net
Interest income (expense), net	270	(823)	(422)	(2,023)
Other income (expense), net	(289)	(348)	(1,771)	(2,536)
Total interest and other income (expense), net	(19)	(1,171)	(2,193)	(4,559)
Loss before income taxes	(50,834)	(92,124)	(232,574)	(277,282)
Income tax provision (benefit)	(232)	1,367	1,459	3,702
Net loss	$(50,602)	$(93,491)	$(234,033)	$(280,984)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016

	(as % of revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	54.7%	57.1%	51.6%	55.4%
Maintenance and services	45.3	42.9	48.4	44.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	1.7	2.1	2.1	2.4
Maintenance and services (1)	41.1	43.6	42.1	43.2
Total cost of revenues	19.5	19.9	21.4	20.6
Gross profit	80.5	80.1	78.6	79.4
Operating expenses
Research and development	22.5	35.0	25.6	34.2
Sales and marketing	62.6	68.4	67.0	71.9
General and administrative	10.9	13.9	13.1	15.7
Total operating expenses	96.0	117.3	105.7	121.8
Operating loss	(15.5)	(37.2)	(27.1)	(42.4)
Interest and other income (expense), net
Interest income (expense), net	0.1	(0.3)	—	(0.3)
Other income (expense), net	(0.1)	(0.1)	(0.2)	(0.4)
Total interest and other income (expense), net	—	(0.4)	(0.2)	(0.7)
Loss before income taxes	(15.5)	(37.6)	(27.3)	(43.1)
Income tax provision (benefit)	(0.1)	0.6	0.2	0.6
Net loss	(15.4)%	(38.2)%	(27.5)%	(43.7)%
 _________________________
(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended October 31, 2017 and 2016

Revenues

	Three Months Ended October 31,
	2017	2016	% Change
	($ amounts in thousands)
Revenues
License	$179,829	$139,725	28.7%
Maintenance and services	148,824	105,064	41.7%
Total revenues	$328,653	$244,789	34.3%
Percentage of revenues
License	54.7%	57.1%
Maintenance and services	45.3	42.9
Total	100.0%	100.0%

The increase in license revenues of $40.1 million was primarily driven by increases in our total number of customers, sales to existing customers and the number of large orders. For example, we had 581 and 483 orders greater than $100,000 for the three months ended October 31, 2017 and 2016, respectively. Our total number of customers increased from approximately 12,000 at October 31, 2016 to more than 14,000 at October 31, 2017. The increase in maintenance and services revenues of $43.8 million was due to increases in sales of maintenance agreements and sales of professional services resulting from the growth of our installed customer base, as well as increases in sales of our cloud services.

Cost of Revenues and Gross Margin

	Three Months Ended October 31,
	2017	2016	% Change
	($ amounts in thousands)
Cost of revenues (1)
License	$3,013	$2,883	4.5%
Maintenance and services	61,154	45,791	33.6%
Total cost of revenues	$64,167	$48,674	31.8%
Gross margin
License	98.3%	97.9%
Maintenance and services	58.9%	56.4%
Total gross margin	80.5%	80.1%

(1) Includes stock-based compensation expense:
Cost of revenues	$7,921	$7,610

Total cost of revenues increased primarily due to a $15.4 million increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues was primarily related to a $7.0 million increase in salaries and benefits expense due to increased headcount. We also had a $3.5 million increase in expenses related to third-party consulting services and a $3.1 million increase related to third-party hosting fees to support our cloud services. While both license and maintenance and services gross margins increased, total gross margin remained flat due to revenue mix, with maintenance and services revenue representing a higher percentage of total revenues.

Operating Expenses

	Three Months Ended October 31,
	2017	2016	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$74,080	$85,659	(13.5)%
Sales and marketing	205,364	167,330	22.7%
General and administrative	35,857	34,079	5.2%
Total operating expenses	$315,301	$287,068	9.8%
Percentage of revenues
Research and development	22.5%	35.0%
Sales and marketing	62.6	68.4
General and administrative	10.9	13.9
Total	96.0%	117.3%

(1) Includes stock-based compensation expense:
Research and development	$25,038	$45,355
Sales and marketing	36,728	38,750
General and administrative	14,424	13,299
Total stock-based compensation expense	$76,190	$97,404

Research and development expense.  Research and development expense decreased $11.6 million primarily due to a net $14.4 million decrease in salaries and benefits, which reflects a decrease of $20.3 million in stock-based compensation, partially offset by an increase of $6.0 million in salaries. The decrease in stock-based compensation was primarily due to the absence of accelerated vesting of certain restricted shares of common stock, which occurred during the prior year’s third fiscal quarter. Additionally, we experienced a $1.6 million increase in hosting fees to support our cloud development efforts.

Sales and marketing expense.  Sales and marketing expense increased $38.0 million primarily due to a $28.1 million increase in salaries and benefits as we increased headcount to expand our field sales organization. We also had an increase of $2.9 million related to facilities and overhead costs, an increase of $2.2 million in other marketing-related expenses and an increase of $2.1 million related to third-party consulting services.

General and administrative expense.  General and administrative expense increased $1.8 million primarily due to an increase of $4.2 million related to salaries and benefits, as we increased headcount, as well as an increase of $1.0 million related to accounting and legal activities. These increases were offset by a decrease of $5.2 million of rent expense in connection with a facility exit charge adjustment.

Interest and Other Income (Expense), net

	Three Months Ended October 31,
	2017	2016
	(in thousands)
Interest and other income (expense), net:
Interest income (expense), net	$270	$(823)
Other income (expense), net	(289)	(348)
Total interest and other income (expense), net	$(19)	$(1,171)

Interest and other income (expense), net reflects a net decrease in expense primarily due to an increase in interest income from our investments, partially offset by interest expense related to our financing lease obligation and foreign exchange losses.

Income Tax Provision

	Three Months Ended October 31,
	2017	2016
	(in thousands)
Income tax provision (benefit)	$(232)	$1,367

For the three months ended October 31, 2017, the decrease in income tax expense was primarily due to an income tax benefit recognized from the partial release of the valuation allowance from an acquisition, partially offset by an increase in taxable income in our international jurisdictions.

Comparison of the Nine Months Ended October 31, 2017 and 2016

Revenues

	Nine Months Ended October 31,
	2017	2016	% Change
	($ amounts in thousands)
Revenues
License	$439,406	$356,412	23.3%
Maintenance and services	411,659	287,082	43.4%
Total revenues	$851,065	$643,494	32.3%
Percentage of revenues
License	51.6%	55.4%
Maintenance and services	48.4	44.6
Total	100.0%	100.0%

The increase in license revenues of $83.0 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of large orders. For example, we had 1,480 and 1,247 orders greater than $100,000 for the nine months ended October 31, 2017 and 2016, respectively. Our total number of customers increased from approximately 12,000 at October 31, 2016 to more than 14,000 at October 31, 2017. The increase in maintenance and services revenues of $124.6 million was due to increases in sales of maintenance agreements and sales of professional services resulting from the growth of our installed customer base, as well as increases in sales of our cloud services.

Cost of Revenues and Gross Margin

	Nine Months Ended October 31,
	2017	2016	% Change
	($ amounts in thousands)
Cost of revenues
License	$9,100	$8,713	4.4%
Maintenance and services	173,106	124,077	39.5%
Total cost of revenues	$182,206	$132,790	37.2%
Gross margin
License	97.9%	97.6%
Maintenance and services	57.9%	56.8%
Total gross margin	78.6%	79.4%

(1) Includes stock-based compensation expense:
Cost of revenues	$24,523	$22,475

Total cost of revenues increased $49.4 million primarily due to a $49.0 million increase in cost of maintenance and services revenues. The $49.0 million increase in cost of maintenance and services revenues was primarily related to an increase of $22.4 million in salaries and benefits expense, an increase of $13.7 million related to third-party hosting fees to support our cloud services and an increase of $8.6 million related to third-party consulting services. Total gross margin decreased slightly, primarily due to maintenance and services revenues being a greater percentage of the overall revenue mix.

Operating Expenses

	Nine Months Ended October 31,
	2017	2016	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$217,152	$220,254	(1.4)%
Sales and marketing	570,596	462,709	23.3%
General and administrative	111,492	100,464	11.0%
Total operating expenses	$899,240	$783,427	14.8%
Percentage of revenues
Research and development	25.6%	34.2%
Sales and marketing	67.0	71.9
General and administrative	13.1	15.7
Total	105.7%	121.8%

(1) Includes stock-based compensation expense:
Research and development	$77,826	$102,303
Sales and marketing	120,023	118,354
General and administrative	44,161	42,115
Total stock-based compensation expense	$242,010	$262,772

Research and development expense.  Research and development expense decreased $3.1 million primarily due to a net $8.6 million decrease in salaries and benefits, which reflects a decrease of $24.5 million in stock-based compensation, partially offset by an increase of $15.9 million in salaries. The decrease in stock-based compensation was primarily due to the absence of accelerated vesting of certain restricted shares of common stock, which occurred during the prior year’s third fiscal quarter. The decrease in salaries and benefits was partially offset by a $3.8 million increase in hosting fees to support our cloud development efforts.

Sales and marketing expense.  Sales and marketing expense increased $107.9 million primarily due to a $73.8 million increase in salaries and benefits, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. Additionally, we experienced an increase of $10.8 million in expenses due to increased facilities and overhead. We also experienced an increase of $10.2 million related to third-party consulting services, as well as an increase of $8.9 million in other marketing-related expenses.

General and administrative expense.  General and administrative expense increased $11.0 million primarily due to an increase of $7.9 million related to salaries and benefits as we increased headcount. Additionally, we experienced a $2.7 million increase in accounting and legal expenses.

Interest and Other Income (Expense), net

	Nine Months Ended October 31,
	2017	2016
	(in thousands)
Interest and other income (expense), net
Interest income (expense), net	$(422)	$(2,023)
Other income (expense), net	(1,771)	(2,536)
Total interest and other income (expense), net	$(2,193)	$(4,559)

Interest and other income (expense), net reflects a decrease in expense primarily due to an increase in interest income from our investments, partially offset by interest expense related to our financing lease obligation and foreign exchange losses.

Income Tax Provision

	Nine Months Ended October 31,
	2017	2016
	(in thousands)
Income tax provision	$1,459	$3,702

For the nine months ended October 31, 2017, the decrease in income tax expense was primarily due to an income tax benefit recognized from the partial release of the valuation allowance from acquisitions, partially offset by an increase in taxable income in our international jurisdictions.

Liquidity and Capital Resources

	October 31, 2017	January 31, 2017
	(in thousands)
Cash and cash equivalents	$393,314	$421,346

	Nine Months Ended October 31,
	2017	2016
	(in thousands)
Cash provided by operating activities	$116,833	$99,310
Net cash used in investing activities	(77,175)	(108,227)
Net cash used in financing activities	(68,194)	(50,266)

Our principal source of liquidity is our cash generated from operations. At October 31, 2017, our cash and cash equivalents of $393.3 million were held for working capital purposes, a majority of which was invested in money market funds, which we believe will be sufficient to meet our anticipated cash needs for at least the next 12 months. We intend to focus our capital expenditures for the remainder of fiscal 2018 to support the growth in our operations and our global facility expansions. We also have funds available under our Loan and Security Agreement with Silicon Valley Bank (as described below). Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

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

Net cash provided by operating activities was $116.8 million for the nine months ended October 31, 2017 compared to $99.3 million from the prior year. The increase in net cash provided by operating activities was primarily related to a reduction in payments for accrued compensation and an increase in deferred revenue during the nine months ended October 31, 2017 as compared to the prior year. These increases were partially offset by a reduction in accounts receivable collections as compared to the prior year.

Net cash provided by operating activities was $99.3 million for the nine months ended October 31, 2016 compared to $78.6 million from the prior year. The increase in net cash provided by operating activities was primarily related to a reduction in payments for accrued expenses and other liabilities and an increase in accounts receivable collections during the nine months ended October 31, 2016 as compared to the prior year. This increase was partially offset by an increase in payments for accrued compensation as compared to the prior year.

Investing Activities

Net cash used in investing activities was $77.2 million for the nine months ended October 31, 2017 compared to $108.2 million from the prior year. The decrease in cash used by investing activities was primarily related to an increase of $67.7 million in maturities of investments and a decrease of $13.3 million in purchases of property and equipment as compared to the prior year. This inflow was partially offset by an increase of $59.4 in cash purchase price paid, net of cash acquired, for acquisitions.

Net cash used in investing activities was $108.2 million for the nine months ended October 31, 2016 compared to net cash provided by investing activities of $11.3 million from the prior year. The increase in cash used in investing activities was primarily related to an increase of $304.6 million in purchases of investments. This outflow was partially offset by a decrease of $142.7 million in cash purchase price paid, net of cash acquired, for acquisitions, and an increase of $47.1 million in maturities of investments as compared to the prior year.

Financing Activities

Net cash used in financing activities was $68.2 million for the nine months ended October 31, 2017 compared to $50.3 million from the prior year. The increase in cash used in financing activities was primarily related to an increase of $15.3 million in taxes paid related to net share settlement of equity awards.

Net cash used in financing activities was $50.3 million for the nine months ended October 31, 2016 compared to net cash provided by financing activities of $24.6 million from the prior year. The increase in cash used in financing activities was primarily related to an increase of $73.4 million in taxes paid related to net share settlement of equity awards.

Loan and Security Agreement

On May 9, 2013, we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2017. As amended, the agreement provides for a revolving line of credit facility, which expires on May 9, 2018. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (4.25% in October 2017) or the LIBOR rate plus 2.75%. As of October 31, 2017, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company.

In addition, the agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of October 31, 2017.

Operating Lease Commitments and Purchase Obligations

We lease our office spaces under non-cancelable leases. Rent expense for our operating leases was $0.3 million for the three months ended October 31, 2017, which includes a decrease of $5.2 million of expense in connection with a facility exit charge adjustment. Refer to “Facility Exit Costs” below for details. Rent expense for our operating leases was $6.0 million for the three months ended October 31, 2016 and $10.8 million and $12.7 million for the nine months ended October 31, 2017 and 2016, respectively.

Purchase obligations are contractual obligations for purchase of goods or services and are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

The following summarizes our operating lease commitments and significant purchase obligations as of October 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$164,725	$22,503	$41,210	$37,219	$63,793
Purchase obligations (2)	122,701	49,930	72,771	—	—
Total	$287,426	$72,433	$113,981	$37,219	$63,793
 _________________________
(1) We have entered into sublease agreements for portions of our office space and the future rental income of $11.8 million from these agreements has been included as an offset to our future minimum rental payments.
(2) Purchase obligations relate primarily to IT and product infrastructure costs, enterprise subscription agreements, and sales and marketing costs.

Facility Exit Costs

In fiscal 2017, we relocated certain of our corporate offices in the San Francisco Bay Area and as a result, a portion of our leased office spaces are no longer in use. Accordingly, we calculated and recorded a liability at the "cease-use" date related to those operating leases based on the difference between the present value of the estimated future sublease rental income and the present value of our remaining lease obligations, adjusted for the effects of any prepaid or deferred items. We recorded a facility exit charge of approximately $8.6 million to "General and administrative" expenses in fiscal 2017 associated with the recognition of the liability. The short-term portion of the liability is recorded in "Accrued expenses and other liabilities" and the long-term portion of the liability is recorded in "Other liabilities, non-current," on the condensed consolidated balance sheets. Cease-use liability balances are presented below (in thousands):

Carrying amount
Balance as of January 31, 2017	$8,625
Facility exit charge - adjustment (revision of estimated sublease income) (1)	(5,191)
Cash payments, net of deferred rent	(2,754)
Balance as of October 31, 2017	$680
 _________________________
(1) During the three months ended October 31, 2017, we entered into sublease agreements for our office spaces that are no longer in use by us. As a result, we made an adjustment to our estimated future sublease rental income related to our cease-use liability.

Financing Lease Obligation

On April 29, 2014, we entered into an office lease (the “Lease”) for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the “Premises”). The Premises is allocated between the "Initial Premises" and "Additional Premises," which are each approximately 91,000 square feet of rentable space. The term of the Additional Premises begins one year after the term of the Initial Premises, which began in August 2015, and each have a term of 84 months. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for the Lease.

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

As of October 31, 2017, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Remaining three months of fiscal 2018	$3,053
Fiscal 2019	12,552
Fiscal 2020	12,928
Fiscal 2021	13,316
Fiscal 2022	13,715
Fiscal 2023	14,127
Fiscal 2024	8,142
Total future minimum lease payments	$77,833

Capital Commitment

We have made a $5.0 million capital commitment to a venture capital fund that requires us to contribute capital upon notice. As of October 31, 2017, we have not yet made any contributions towards our capital commitment.

Off-Balance Sheet Arrangements

During the three and nine months ended October 31, 2017 and 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at October 31, 2017. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed with the SEC on March 29, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and cash equivalents of $393.3 million as of October 31, 2017. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of October 31, 2017, we had no balance outstanding under this agreement.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three and nine months ended October 31, 2017 and 2016. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of October 31, 2017, approximately 28% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $1.3 billion at October 31, 2017. Because the market for our offerings is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

During the three months ended October 31, 2017, we derived approximately 24% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We will be required to implement this new revenue standard, as amended by accounting standards update No. 2015-14, in the first quarter of fiscal 2019. While we are still evaluating the total impact of the new revenue standard, we believe the adoption of this new standard will have a material impact on our condensed consolidated financial statements, including the way we account for arrangements involving a term license, deferred revenue and sales commissions. In addition, some deferred revenue, primarily from arrangements involving term licenses, will never be recognized as revenue upon adoption of the new revenue standard and instead will be part of the cumulative effect adjustment within accumulated deficit. These or other changes in accounting principles could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of October 31, 2017, we had outstanding approximately 141.0 million shares of our common stock. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.         Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT
INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on October 4, 2017).

10.1#	Amendment to 2012 Equity Incentive Plan, effective as of September 14, 2017.

10.2#	Promotion Letter between the Registrant and Susan St. Ledger, dated as of October 3, 2017.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 6, 2017

SPLUNK INC.

	By:	/s/ David F. Conte
David F. Conte
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)