Form 10-K
period 2018-01-31
SPLUNK INC
filed 2018-03-30
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: January 31, 2018
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant was $5,211,529,143, based on the number of shares held by non-affiliates and the last reported sale price of the registrant’s common stock on July 31, 2017 (the last business day of the registrant's most recently completed second fiscal quarter).

The number of shares outstanding of the Registrant’s Common Stock as of March 22, 2018 was 144,033,697 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including but not limited to the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our future financial and operating results; including trends in and expectations regarding revenues, deferred revenue, billings, gross margins, operating income and the proportion of transactions that will be recognized ratably;

•	market opportunity;

•	expected benefits to customers and potential customers of our offerings, as well as our user-driven ecosystem;

•	investment strategy, business strategy and growth strategy, including our business model transition and the use of acquisitions to expand our business;

•	sales and marketing strategy, including our international sales strategy;

•	management’s plans, beliefs and objectives for future operations;

•	our ability to provide compelling, uninterrupted and secure cloud services to our customers;

•	expectations about competition;

•	economic and industry trends or trend analysis;

•	expectations about the benefits of acquisitions;

•	expectations about seasonality;

•	revenue mix;

•	expected impact of changes in accounting rules or standards;

•	use of non-GAAP financial measures;

•	operating expenses, including changes in research and development, sales and marketing, facilities and general and administrative expenses;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	exposure to interest rate changes;

•	inflation;

•	anticipated income tax rates, tax estimates and tax standards; and

•	capital expenditures, cash flows and liquidity.

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

Item 1. Business
Overview
Splunk provides innovative software solutions that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our offerings enable users to collect, index, search, explore, monitor, correlate and analyze data regardless of format or source. Our offerings address large and diverse data sets commonly referred to as big data and are specifically tailored for machine data. Machine data is produced by nearly every software application and electronic device across an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user behavior, and security threats. Beyond an organization's traditional information technology (“IT”) and security infrastructure, data from the Industrial Internet, including industrial control systems, sensors, SCADA systems, networks, manufacturing systems, smart meters and the Internet of Things (“IoT”) which includes consumer-oriented systems, such as electronic wearables, mobile devices, automobiles and medical devices are also continuously generating machine data. Our offerings help organizations gain the value contained in machine data by delivering real-time information to enable operational decision making.

Our mission is to make machine data accessible, usable and valuable to everyone in an organization. Our customers leverage our offerings for various use cases, including infrastructure and operations management, security and compliance, applications management and business analytics, and to provide insights into data generated by the IoT and industrial data, among many others. Our offerings are intended to help users in various roles, including IT, security and business professionals, quickly analyze their machine data and achieve real-time visibility into and intelligence about their organization’s operations. We believe this operational intelligence enables organizations to improve service levels, reduce operational costs, mitigate security risks, demonstrate and maintain compliance, and drive better business decisions. The result is an improved level of operational visibility enabling more informed business decisions that can provide greater efficiency, security and competitive advantage for our customers.
Our flagship product is Splunk Enterprise, a machine data platform, comprised of collection, indexing, search, reporting, analysis, alerting, monitoring and data management capabilities. Splunk Enterprise can collect and index petabytes of machine data daily, irrespective of format or source. Our machine data platform uses our patented data processing architecture that performs dynamic schema creation at read time, rather than write time, enabling users to run queries on data without having to define or understand the structure of the data prior to collection and indexing. This is in contrast to traditional IT systems that require users to establish the format of their data prior to collection in order to answer a pre-set list of questions. Splunk Enterprise also enables customers to interactively explore, analyze and visualize data stored in data sources such as Hadoop and Amazon S3. Our technology delivers speed, scalability and advanced analytics including machine learning when processing massive amounts of machine data for anomaly detection, event grouping, prediction and other methods. Our software leverages improvements in the cost and performance of commodity computing and can be deployed in a wide variety of computing environments, from a single laptop to large globally distributed data centers as well as public, private and hybrid cloud environments.
Splunk Cloud delivers the benefits of Splunk Enterprise deployed and managed reliably and scalably as a service. Splunk Cloud is available internationally and eliminates the need to purchase, deploy, and manage infrastructure. Splunk Cloud can be used to collect, analyze and store data in a public cloud environment or via a hybrid approach that spans cloud and on-premises environments. A single Splunk interface can search data stored in both on-premises Splunk Enterprise instances as well as Splunk Cloud instances, providing a single point of visibility and analysis across the customer’s entire enterprise.
Splunk Light provides log search and analysis that is designed, priced and packaged for small IT environments, where a single-server log analytics solution is sufficient, and can be purchased through our online store or via our channel partners.
Our premium solutions are purpose-built to address key customer needs. Splunk premium solutions are sold separately and include:

•
Splunk Enterprise Security - Addresses emerging security threats and security information and event management (“SIEM”) use cases through monitoring, alerting, reporting, investigation and forensic analysis.

•	Splunk IT Service Intelligence - Monitors the health and key performance indicators of critical IT and business services with machine learning.

•	Splunk User Behavior Analytics - Detects cyber-attacks and insider threats using data science, machine learning and advanced correlation.
We also complement the capabilities of Splunk Enterprise, Splunk Cloud and our premium solutions with additional content (“apps” and “add-ons”). These apps and add-ons, which are generally available for download from within our offerings, via our Splunkbase website or in our Splunk Cloud environment, provide functionality in the form of pre-built data inputs, workflows, searches, reports, alerts and dashboards that make it easier and faster for our customers to address specific use cases. Splunk, along with a number of third-party developers and customers, have developed hundreds of apps and add-ons for common data sources and valuable use cases in our core and adjacent markets. Many of these apps and add-ons are available as free downloads. Examples of apps that we and our partners have developed include:

•
Splunk Machine Learning Toolkit (“MLTK”) - A free app that enables customers to apply machine learning techniques and algorithms to data stored in Splunk. The MLTK includes public machine learning application programming interfaces (“APIs”) for open source and proprietary algorithms and a data prep module to help customers prepare and clean their data before initiating machine learning modeling.

•	Splunk App for AWS - Collects and analyzes data from AWS data sources to deliver security, operational and cost management insights via pre-built dashboards, reports and alerts.

•	Splunk DB Connect - Enables customers to get business and enterprise context such as customer, product and HR data from traditional relational databases using real-time integration
Splunk Apps enable us to deliver greater customer value, target new markets, accelerate user adoption and address markets traditionally served by point solutions. Often, customers start with one app before expanding into other apps and use cases, driving incremental usage, licensing and revenues for Splunk Enterprise and Splunk Cloud.
As part of our strategy to offer an open platform, we provide APIs, software development kits (“SDKs”) in major programming languages, and extensions for popular integrated development environments (“IDEs”) like Eclipse and Microsoft Visual Studio. These enable developers to build software that leverages Splunk Enterprise or Splunk Cloud as well as integrate with other parts of an organizations’ IT infrastructure.
Our online user community websites, Splunkbase and Splunk Answers, provide our customers with an environment to share apps, collaborate on the use of our software and provide community-based support and education. Additionally, our Splunk Dev portal allows developers to download SDKs, access API documentation and see sample code for building applications using our developer environment and tools. We believe this user-driven ecosystem results in greater use of our offerings and provides cost-effective marketing, increased brand awareness and affinity, as well as viral adoption of our offerings.
Our offerings are designed to deliver rapid return-on-investment for our customers. They generally do not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Prospective users can get started with our free online sandboxes that enable our customers to immediately try and experience Splunk offerings. Users that prefer to deploy the software on-premises can take advantage of our free 60-day trial of Splunk Enterprise, which converts into a limited free perpetual license of up to 500 megabytes of data per day. Paying users can sign up for Splunk Cloud and avoid the need to provision, deploy and manage internal infrastructure. Alternatively, they can simply download and install the software, typically in a matter of hours, to connect to their relevant machine data sources. Customers can also provision a compute instance on AWS via a pre-built Amazon Machine Image, which delivers a pre-configured virtual machine instance with our Splunk Enterprise software. In fiscal 2017, we introduced free development-test licenses for certain commercial customers, allowing customers to explore new data and use cases in a non-production environment without incurring additional fees. We also offer support, training and professional services to our customers to assist in the deployment of our software.
As of January 31, 2018, we had over 15,000 customers, including more than 85 of the Fortune 100 companies. Splunk pricing offers scalable solutions tailored to ensure that our customers can realize value for their investment. Our Splunk Enterprise customers pay license fees generally based on their estimated peak daily indexing capacity needs. Our pricing model builds in volume discounts as daily ingestion rates increase. From time to time, our customers enter into transactions that are designed to enable broad adoption of our software across their entire organization, referred to as enterprise adoption agreements (“EAAs”). EAAs provide these customers with a flexible licensing model that provides the freedom to use our software beyond their original daily indexing capacity estimates and more predictable costs that can be budgeted over a multi-year period. Our Splunk Cloud customers pay an annual subscription fee based on the combination of the volume of data indexed per day and the amount of data they wish to store. For fiscal 2018, 2017 and 2016, our revenues were $1,270.8 million, $950.0 million and $668.4 million, respectively, representing year-over-year growth of 34% for fiscal 2018 and 42% for fiscal 2017. Our net losses for fiscal 2018, 2017 and 2016 were $259.1 million, $355.2 million and $278.8 million, respectively.
Our Growth Strategy
Our goal is to make Splunk the standard platform for delivering operational intelligence and real-time business insights from machine data. The key elements of our strategy are to:
Extend our technological capabilities.    We intend to continue to invest heavily in product development to deliver additional features and performance enhancements, deployment models and solutions that can address new end markets. In particular, we intend to invest in our suite of cloud services to both deliver new capabilities as well as provide a cloud-first experience to our customers. We will continue to expand into adjacent products, services and technologies that enable organizations to further realize the value of their machine data across cloud and on-premises environments. Our investments may involve hiring and associated development, acquisitions and licensing of third party technology.
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
Continue to deliver a rich developer environment to enable rapid development of enterprise applications that leverage machine data and the Splunk platform.    We intend to continue our investments in SDKs and APIs that help software developers leverage the Splunk platform. Our SDKs enable developers to build solutions that deeply integrate the analytics functionality of our offerings across the enterprise. Through our investments in SDKs and APIs, we intend to promote and extend the capabilities of our offerings to customers who wish to build sophisticated applications and interfaces that leverage our software and services.
Pricing
We price our offerings primarily on the amount of data indexed, namely the maximum aggregate volume of uncompressed data indexed on a daily basis, expressed in gigabytes, terabytes or petabytes per day. Once a data ingestion license is purchased, there is no limit or additional costs based on other product usage elements nor the customer’s preferred deployment size or model. Our Splunk Cloud customers generally pay an annual subscription fee based on the combination of the volume of data indexed per day and the amount of data they wish to store.
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
Some of our offerings address markets where other pricing models may be prevalent. For example, the pricing of Splunk User Behavior Analytics, which helps detect cyber-attacks and insider threats using data science, machine learning and advanced correlation, is based on the number of monitored user and system accounts.
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
Search processing language.    Our proprietary search processing language is specifically designed for working with machine data. Our search language supports arithmetic operations to refine searches and conduct calculations with the results of a query in real time. Statistical and reporting commands native to our search language, including machine learning algorithm support, let users perform more robust calculations and analytics. Our software can also learn about the structure of the machine data through the searches users conduct, allowing users to utilize the machine data structure and knowledge garnered by previous Splunk searches. Our software includes acceleration technology that delivers high performance for analytical operations across terabytes or petabytes of data, such as identifying rare terms and performing aggregation operations.

Machine Learning.    The Splunk platform allows our customers to apply machine learning analytics to better predict and help prevent IT, security and IoT incidents, and can also be used to forecast key business indicators. Machine learning embedded in our software offers customers advanced analytics as an integrated, turnkey part of IT and security use cases.

Splunk Enterprise and Splunk Cloud
Features and Functionality
Our Splunk Enterprise platform contains the following features and functionalities and Splunk Cloud delivers the benefits of Splunk Enterprise as a cloud service.
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

Developer platform.    Splunk Enterprise includes a rich developer environment. The Splunk Web Framework enables developers to use the tools and languages they know, such as JavaScript, to build Splunk apps with custom dashboards, a flexible UI and custom data visualizations. SDKs for Java, JavaScript, C# and Python enable rapid integration between Splunk Enterprise to other applications and systems to maximize the value of our customers’ data.
Role-based access controls.    Splunk Enterprise incorporates role-based access controls and authentication, integrated with existing enterprise-wide security policies, to help secure the data stored within our indexes as well as control users’ activities in our software.
Technology Architecture
The technology architecture of our Splunk platform contains a number of important components:
Collection.    Our Splunk platform collects machine data from many disparate sources across a distributed environment deployed on-premises, or in public and private clouds. This includes servers, network devices, message buses, API endpoints, desktop and laptop computers, mobile devices and various other systems that organizations have deployed to support their operations. Our products act as a recording mechanism, collecting, storing and making available all of the machine data that they index and store. Splunk offers a Universal Forwarder and other data ingestion tools that can be deployed on various data sources to facilitate the reliable collection of machine data. Splunk Enterprise features native support for metrics, which are sets of numbers describing a particular process or activity, measured over time. Our Splunk platform uses a custom index type that is optimized for metric storage and retrieval for system metrics such as CPU, memory, disk or information from IoT devices.
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
SDKs and APIs.    Our SDKs allow third-party software developers to build enterprise applications on top of our software using popular programming languages such as Java, JavaScript, C# and Python. Our APIs allow users to access the machine data stored within the Splunk platform instance as well as access our machine data engine functionality from third-party software.
App Development Environment.    We provide the ability for users and third-party developers to create apps with custom dashboards, flexible UI components and custom data visualizations using freely available components and templates, as well as common development languages and frameworks, such as JavaScript and Python.
Splunk Product Deployments
Splunk Enterprise can be deployed on-premises and in public or private clouds. Splunk Cloud delivers the benefits of Splunk Enterprise as a cloud service. Taking Splunk Enterprise and Splunk Cloud together, customers utilizing a hybrid deployment model can have a single centralized view and location-independent use across cloud and on-premises environments.
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
Maintenance and Customer Support
Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our perpetual licenses, with an option to renew their maintenance agreements. Term license purchases include software maintenance and support for the term of the license. These maintenance agreements provide customers the right to receive unspecified software updates, maintenance releases and patches, and access to our technical support services during the term of the agreement.
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
Partner and Developer Ecosystem
We have established relationships with several leading technology companies to build Splunk apps that allow users to capture data and gain insights into those parties’ respective products. Many technology providers offer apps for free via the Splunkbase website. These apps typically consist of collections of reports, dashboards and data extractions which put our software in context for users of those specific technologies and allow them to easily and quickly understand the performance of their IT systems or correlate this data with other data sources.
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

We engage with managed service providers, who offer services based on our software, such as for security and log management. These services are typically offered on a subscription basis, for which we are paid license fees typically based on daily indexing volume.
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
Splunk Answers.    Users ask questions in an online community forum and share best practices about how to build searches, create data visualizations and configure and deploy our software. While our product, support, engineering and professional services teams participate in the Splunk Answers forum, the majority of questions appearing on Splunk Answers are answered by non-Splunk personnel, largely the result of a growing, active user community.
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
Sales
We sell our offerings through direct field sales, direct inside sales and indirect channel partners. We gather prospects through a broad range of marketing programs and events, and through users who either download our trial software from our website or sign up for our online sandboxes or cloud services. Our sales development teams handle lead qualifications. Large or complex transactions are handled by our globally distributed direct field sales teams. Our sales engineers help define customer use cases and pre-sales qualification and evaluation.
We maintain an extensive partner ecosystem, of which many types of partners contribute to sourcing, co-selling and fulfilling Splunk sales. These partner types include distributors, resellers and managed service providers. Our channel assists us by sourcing new prospects through leveraging their deep customer relationships, providing professional services and support to existing customers, upselling for additional use cases and maintenance renewals. Our Splunk Partner+ Program is based on providing a simple and predictable business model for our partners and Splunk. Our channel expands our geographic sales reach worldwide, across all our sales theaters. The Partner+ Program includes over 1,600 active partners that span our global system integrators, distributors, value-added resellers, technology alliance partners, OEMs, professional services and managed services providers. Of that number, more than 900 partners contribute to sales. Historically, the majority of EMEA and APAC sales have been fulfilled through channel partners and we expect this trend to continue.
In addition to acquiring new customers, our sales teams are responsible for securing renewals of existing contracts as well as increased adoption of our offerings by existing customers. To accomplish this, our field and inside sales teams work closely with our customers to drive expanded licenses through higher capacity or upgrades and additional use cases within existing customers. Our field sales teams are organized geographically across the Americas, EMEA and APAC. We intend to invest in our sales organization and channel to drive greater market penetration in the Americas, EMEA and APAC. We also have a dedicated sales team focused on government customers, which includes United States federal, state and local government entities. For fiscal 2018, 2017 and 2016, our revenues from our international operations represented 26%, 24% and 25% of total revenues, respectively. For additional information regarding our revenues and property and equipment by geographic location, see Note 9 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Marketing
We focus our marketing efforts on generating demand to drive pipeline for our sales force and partners, increasing Splunk’s brand and awareness, driving viral adoption, and communicating product advantages and business benefits. We market our offerings as a targeted solution for specific use cases and as an enterprise solution for machine data. We engage with existing and potential customers to provide community-based education and awareness and to promote expanded use of our software within these customers. We host a number of events, including the SplunkLive! event series, across our sales regions to engage with both existing customers and new prospects as well as deliver product training. We host an annual worldwide user conference (“.conf”) and multiple partner conferences as other ways to support the Splunk community to foster collaboration and help our customers drive further business results from our software.
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
Research and development expense totaled $301.1 million, $295.9 million and $215.3 million for fiscal 2018, 2017 and 2016, respectively.
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
Despite our efforts to protect our intellectual property rights, we may be unable to obtain patent, trademark, copyrights or other intellectual property right protection for our technologies, contents and brands, and any such rights we do secure may not be successfully asserted in the future or may be invalidated, circumvented or challenged. In addition, the laws of various foreign countries where our offerings are distributed may not protect our intellectual property rights to the same extent as laws in the United States. For additional information regarding risks related to our intellectual property, see Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.
Customers
Our customer base has grown from approximately 450 customers at the end of fiscal 2008 to over 15,000 customers in more than 110 countries, including more than 85 of the Fortune 100 companies, as of January 31, 2018. We exclude users of our trial software from our customer count. We provide offerings to customers of varying sizes, including enterprises, educational institutions and government agencies. No individual customer represented greater than 10% of our total revenues in fiscal 2018, 2017 or 2016. One channel partner represented 30% and a second channel partner represented 17% of our total revenues in fiscal 2018. Our current customer base spans numerous industry verticals, including cloud and online services; education; financial services; government; healthcare/pharmaceuticals; industrials/manufacturing; media/entertainment; retail/ecommerce; technology and telecommunications.
Backlog and Seasonality
Our backlog represents installment billings for periods beyond the current quarterly billing cycle and customer orders received but not processed. We had backlog of approximately $160.5 million as of January 31, 2018.
For information regarding the seasonality in the sale of our offerings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality, Cyclicality and Quarterly Trends” of this Annual Report on Form 10-K.
Competition

We compete against a variety of large software vendors and smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•	IT departments of potential customers which have undertaken custom software development efforts to analyze and manage their machine data;

•	companies targeting the big data market by commercializing open source software, such as the various Hadoop distributions and NoSQL data stores, including Elastic;

•	security, systems management and other IT vendors, including BMC Software, CA Technologies, Micro Focus, IBM, Intel, Microsoft, and VMware;

•	business intelligence vendors, analytics and visualization vendors, including IBM and Oracle; and

•
cloud service providers, as well as small, specialized vendors that provide complementary or competitive solutions in enterprise data analytics, log aggregation and management, data warehousing and big data technologies that may compete with our offerings.

The principal competitive factors in our markets are product features, performance and support, product scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. We believe that we generally compete favorably on the basis of these factors. For example, Splunk Enterprise, Splunk Cloud, and our premium solutions all contain rich feature sets that reduce costly deployment cycles typically associated with enterprise software.
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
Employees
As of January 31, 2018, we had over 3,200 employees. None of our United States employees is represented by a labor union with respect to his or her employment with us. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have not experienced any work stoppages.
Corporate Information
Our principal executive offices are located at 270 Brannan Street, San Francisco, California 94107, and our telephone number is (415) 848-8400. We were incorporated in California in October 2003 and were reincorporated in Delaware in May 2006.
Our website is located at www.splunk.com and our investor relations website is located at http://investors.splunk.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All of our public filings may also be accessed through the SEC’s website at www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
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

Our future operating results may fluctuate significantly, we are transitioning our business model, and our recent operating results may not be a good indication of our future performance.

Our revenues, operating margins, cash flows and other operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into agreements for term licenses and agreements for our cloud services. We are currently transitioning our business model to shift from perpetual license sales in favor of term license sales and agreements for our cloud services. This transition may give rise to a number of risks, and if we do not successfully execute this transition, our business and future operating results could be adversely affected.

Under accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which we adopted as of February 1, 2018, we now recognize term license revenues, in addition to perpetual license revenues, upfront and continue to recognize revenues associated with our cloud services ratably over the term of the agreement. At the beginning of each period, we cannot predict the ratio of orders with revenues that will be recognized upfront and those with revenues that will be recognized ratably we will enter into during the quarter. Our operating results and business model could also be significantly impacted by shifts over time in the percentage of term licenses and agreements for our cloud services we receive for our offerings and the duration of theses types of agreements for our offerings. Term licenses and cloud services agreements have shorter contract duration than perpetual licenses, and the shift away from perpetual license sales could cause fluctuations in our operating results. In addition, the size of our licenses varies greatly, and a single, large perpetual or term license in a given period could distort our operating results. The timing and size of large orders are often hard to predict in any particular period. Further, a portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including agreements for our cloud services and maintenance and support agreements. Consequently, a decline in business from such ratably recognized agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance.

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

In addition to other risk factors described elsewhere in this “Risk Factors” section, factors that may cause our financial results to fluctuate from quarter to quarter include:

•	the timing of our sales during the quarter, particularly because a large portion of our sales occur toward the end of the quarter, or the loss or delay of a few large contracts;

•	the mix of revenues attributable to larger transactions as opposed to smaller transactions and the impact that a change in mix may have on the overall average selling price ("ASP") of our offerings;

•
the mix of revenues attributable to perpetual and term licenses, agreements for our cloud services, enterprise adoption agreements, maintenance and professional services and training, which may impact our revenue, deferred revenue, billings, gross margins and operating income;

•	the renewal and usage rates of our customers;

•	changes in the competitive dynamics of our market;

•	changes in customers’ budgets and in the timing of their purchasing decisions;

•	changes in our pricing policies or those of our competitors;

•	customers delaying purchasing decisions in anticipation of new offerings or software enhancements by us or our competitors;

•	customer acceptance of and willingness to pay for new versions of our offerings or new solutions for specific product and end markets;

•	our ability to successfully introduce and monetize new offerings and licensing and service models for our new offerings;

•	network outages or actual or perceived security breaches;

•	the availability and performance of our cloud services, including Splunk Cloud;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of our stock-based compensation expenses;

•	changes in accounting standards, particularly those related to revenue recognition and sales commissions;

•	the timing of satisfying revenue recognition criteria;

•	our ability to qualify and successfully compete for government contracts;

•	the collectability of receivables from customers and resellers, which may be hindered or delayed;

•	the removal of metered license enforcement via our software, which could lead to customers delaying renewal or purchasing decisions;

•	changes in laws and regulations that impact our business; and

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of January 31, 2018, approximately 30% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

Although our offerings target the new and emerging market for software and cloud services that provide operational intelligence, we compete against a variety of large software vendors and smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•	IT departments of potential customers which have undertaken custom software development efforts to analyze and manage their machine data;

•	companies targeting the big data market by commercializing open source software, such as the various Hadoop distributions and NoSQL data stores, including Elastic;

•	security, systems management and other IT vendors, including BMC Software, CA Technologies, Micro Focus, IBM, Intel, Microsoft and VMware;

•	business intelligence vendors, analytics and visualization vendors, including IBM and Oracle; and

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $1.28 billion at January 31, 2018. Because the market for our offerings is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

If customers do not expand their use of our offerings beyond the current predominant use cases, our ability to grow our business and operating results may be adversely affected.

Most of our customers currently use our offerings to support application management, IT operations, security and compliance functions. Our ability to grow our business depends in part on our ability to help enable current and future customers to increase their use of our offerings for their existing use cases and expand their use of our offerings to additional use cases, such as facilities management, supply chain management, business analytics, IoT and customer analytics. If we fail to achieve market acceptance of our offerings for these applications, if our customers are not satisfied with our offerings, or if a competitor establishes a more widely adopted solution for these applications, our ability to grow our business and financial results will be adversely affected.

We employ multiple, unique and evolving pricing models, which subject us to various pricing and licensing challenges that could make it difficult for us to derive value from our customers and may adversely affect our operating results.

We employ multiple, unique and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise and Splunk Light based on their estimated peak daily indexing capacity. In addition, Splunk Cloud is generally priced based on peak daily indexing capacity and data storage and Splunk Analytics for Hadoop is priced by the number of TaskTracker Nodes (Compute Nodes in YARN) in the respective Hadoop cluster while Splunk User Behavior Analytics is priced by the number of monitored user and system accounts. We offer both perpetual and term licensing options for on-premises offerings, as well as a subscription model for cloud services, which each have different payment schedules, and depending on the mix of such licenses and cloud subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. As the amount of machine data within our customers’ organizations grows, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. While we introduced enterprise adoption agreements to provide pricing predictability to our customers, we have limited experience selling this type of license and our customers may not find this type of license attractive. We have also introduced variations to our pricing models, including but not limited to, pricing programs that provide broader usage and cost predictability as well as tiered pricing based on deployment models, data source types, compute and storage units and customer environments. Although we believe that these pricing models will drive net new customers and customer adoption, it is possible that they will not and may potentially cause confusion with our customers, which could negatively impact our financial results.

Furthermore, while our offerings can measure and limit customer usage, we recently removed metered license enforcement via our software under certain circumstances, and in other circumstances, such limitations may be improperly circumvented or otherwise bypassed by users. Similarly, we provide our customers with an encrypted license key for enabling their use of our offerings. There is no guarantee that users of our offerings will abide by the terms of these license limitations or encrypted license keys, and if they do not, we may not be able to capture the full value for the use of our offerings. For example, our enterprise license is generally meant for our customers’ internal use only. If our internal use customers improperly make our offerings available to their customers or other third parties, for example, through a cloud or managed service offering not authorized by us, it may displace our end user sales. Additionally, if an internal use customer that has received a volume discount from us improperly makes available our offerings to its end customers, we may experience price erosion and be unable to capture the appropriate value from those end customers.

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

We believe our future success will depend in large part on the growth, if any, in the market for offerings that provide operational intelligence, particularly from machine data. We market our offerings as targeted solutions for specific use cases and as an enterprise solution for machine data. In order to grow our business, we intend to expand the functionality of our offerings to increase their acceptance and use by the broader market as well as develop new offerings. It is difficult to predict customer adoption and renewal rates, customer demand for our offerings, the size and growth rate of this market, the entry of competitive products or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our offerings. If our offerings do not achieve widespread adoption or there is a reduction in demand for products in our market caused by a lack of customer acceptance or expansion, technological challenges, security concerns, decreases in accessible machine data, competing technologies and products, pricing pressure, decreases in corporate or information technology spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early terminations, reduced renewal rates or decreased revenues, any of which would adversely affect our business operations and financial results. We believe that these are inherent risks and difficulties in this new and unproven market.

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

•	improve the performance and capabilities of our offerings and technology and architecture through research and development;

•	continue to develop, enhance, expand adoption of and globally deliver our cloud services, including Splunk Cloud, and comply with applicable laws in each jurisdiction in which we offer such services;

•	successfully develop, introduce and expand adoption of new offerings;

•	continue to acquire new customers and increase the number of new customers we acquire;

•	increase revenues from existing customers through increased or broader use of our offerings within their organizations;

•	successfully and continuously expand our business domestically and internationally;

•	maintain and expand our customer base and the ways in which our customers use our offerings;

•	successfully compete with other companies, open source projects and custom development efforts that are currently in, or may in the future enter, the markets for our offerings;

•	successfully provide our customers a compelling business case to purchase our offerings in a time frame that matches our and our customers’ sales and purchase cycles and at a compelling price point;

•respond timely and effectively to competitor offerings and pricing models;

•appropriately price our offerings;

•manage the costs of providing our cloud services;

•	generate leads and convert users of the trial versions of our offerings to paying customers;

•	prevent users from circumventing the terms of their licenses and cloud subscriptions;

•	continue to invest in our platform to deliver additional enhancements and content for our offerings and to foster an ecosystem of developers and users to expand the use cases of our offerings;

•	maintain and enhance our website and cloud services infrastructure to minimize interruptions when accessing our offerings;

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

Our business and growth depend substantially on customers entering into and renewing their term licenses, agreements for cloud services and maintenance and support agreements with us. Any decline in our customer renewals could adversely affect our future operating results.

While much of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. In addition, we also enter into renewable term license agreements for our on-premises offerings and agreements for our cloud services. In order for us to improve our operating results, it is important that customers enter into renewable agreements, and our existing customers renew their term licenses, agreements for cloud services and maintenance and support agreements when the contract term expires. Our customers have no obligation to renew their term licenses, agreements for cloud services or maintenance and support agreements with us after the terms have expired. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues may decline.

If we do not effectively expand, train and manage changes to our sales force, we may be unable to add new customers or increase sales to our existing customers, and our revenue growth and business could be adversely affected.

We continue to be substantially dependent on our sales force to effectively execute our sales strategies to obtain new customers and to drive additional use cases and adoption among our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take a significant amount of time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales force is new to the company and our offerings. As our sales strategies evolve, additional training for new hires and our existing team may be required for our sales force to successfully execute on those strategies. We periodically adjust our sales organization as part of our efforts to optimize our sales operations to grow revenue. If we have not structured our sales organization or compensation for our sales organization properly, if we fail to make changes in a timely fashion or do not effectively manage changes, our revenue growth could be adversely affected. Our growth creates additional challenges and risks with respect to attracting, integrating and retaining qualified employees, particularly sales personnel. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

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

During the fiscal year ended January 31, 2018, we derived approximately 26% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

•
economic and political uncertainty around the world, such as the uncertainty regarding U.S. foreign and domestic policy and the United Kingdom’s referendum in June 2016 in which voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit”;

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

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners, and to help our channel partners enhance their ability to independently sell and deploy our offerings. In order to achieve these objectives, we may be required to adjust our incentives, pricing or discount programs for our channel partners, which could adversely affect our operating results. If we are unable to maintain our relationships with these channel partners, or otherwise develop and expand our indirect distribution channel, our business, results of operations, financial condition or cash flows could be adversely affected.

Incorrect or improper implementation or use of our software could result in customer dissatisfaction, customer data loss or corruption and negatively affect our business, operations, financial results and growth prospects.

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

Our customers and third-party partners may need training in the proper use of and the variety of benefits that can be derived from our software to maximize its potential. If our software is not implemented or used correctly or as intended, inadequate performance, errors, data loss or corruption may result. Because our customers rely on our software and maintenance and support services to manage a wide range of operations, the incorrect or improper implementation or use of our software, our failure to train customers on how to efficiently and effectively use our software, or our failure to provide maintenance services to our customers, may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our offerings.

If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers' data, our data, or our cloud services, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, and we may incur significant liabilities.

Our offerings involve the storage and transmission of data, and security breaches could result in the loss of this information, litigation, indemnity obligations and other liability. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or users' data or to disrupt our ability to provide service. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud services, our security measures or those of our third-party service providers could be breached or we could suffer data loss. Computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, particularly against cloud services. In the first quarter of fiscal 2019, we took corrective action against an attacker who utilized compromised credentials to create and delete compute infrastructure in the Splunk Cloud environment. In addition, we do not directly control content that customers store in our offerings. If customers use our offerings for the transmission or storage of personally identifiable information and our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

We also process, store and transmit our own data as part of our business and operations. This data may include personally identifiable, confidential or proprietary information. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. While we have developed systems and processes to protect the integrity, confidentiality and security of our data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.

Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our cloud services. Any security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our offerings and damage to our brand, reduce the demand for our offerings, disrupt normal business operations, require us to spend material resources to investigate or correct the breach, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and adversely affect our revenues and operating results. These risks may increase as we continue to grow the number and scale of our cloud services, and process, store, and transmit increasingly large amounts of data.

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

Our continued growth depends in part on the ability of our existing and potential customers to use and access our website or our cloud services in order to download our on-premises software or encrypted access keys for our software within an acceptable amount of time. We have experienced, and may in the future experience, website and cloud service disruptions, storage failures, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website and services simultaneously, unauthorized access, denial of service, security or ransomware attacks. In some instances, we may not be able to identify the cause or causes of these website or service performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website and service performance, especially during peak usage times and as our offerings become more complex and our user traffic increases. If our website or cloud services are unavailable or if our users are unable to download our software or encrypted access keys within a reasonable amount of time or at all, our business would be negatively affected. We expect to continue to make significant investments to maintain and improve website and service performance and to enable rapid releases of new features and apps for our offerings. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

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

Our systems and third-party systems upon which we rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, criminal acts, sabotage, other intentional acts of vandalism and misconduct, geopolitical events and similar events. Our United States corporate offices and certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our and our third parties’ hosting facilities could result in interruptions, performance problems or failure of our infrastructure.

Splunk Cloud, as well as cloud services for other products, are relatively new offerings, require costly and continual infrastructure investments, and market adoption of these cloud services could adversely affect our business.

A cloud-based model of software deployment is one in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. Delivering software under a cloud-based model results in higher costs and expenses when compared to sales of on-premises licenses for similar functionality. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a cloud-based model. Many of our offerings are now made available in the cloud as well as on-premises. Customers can sign up for Splunk Cloud and other services and avoid the need to provision, deploy and manage internal infrastructure. In order to provide Splunk Cloud and other services via a cloud-based deployment, we have made and will continue to make capital investments and incur substantial costs to implement and maintain this alternative business model, which could negatively affect our financial results. In addition, as we look to deliver more cloud services, we are making significant technology investments to deliver new capabilities and advance our software to deliver cloud-native customer experiences.  If we are not successful with returns from these investments, our financial results, business model and competitive position could suffer. We expect that over time the percentage of our revenue attributable to our cloud services will increase. If our cloud services, in particular Splunk Cloud, do not garner widespread market adoption, or there is a reduction in demand for cloud-based services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, security or privacy concerns, inability to properly manage such services, competing technologies and products, decreases in corporate spending or otherwise, our financial results, business model and competitive position could suffer. If we are unable to decrease the cost of providing our cloud services, our gross margins may decrease and negatively impact our overall financial results. Transitioning to a cloud-based model also impacts the way we recognize revenues, which may affect our operating results and could have an adverse effect on our business operations and financial results.

Even with these investments and costs, the cloud-based business model for Splunk Cloud and other services may not be successful, as some customers may desire only on-premises licenses to our offerings. Our cloud services may raise concerns among customers, including concerns regarding changes to pricing models, service availability, scalability, ability to use customer-developed apps, information security of a cloud-based service and hosted data and access to data while offline or once a subscription has expired. Market acceptance of our cloud services can be affected by a variety of factors, including but not limited to: security, reliability, performance, terms of service, support terms, customer preference, community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding data privacy and the enactment of restrictive laws or regulations in the affected jurisdictions. If we or other providers of cloud-based services experience security incidents or breaches, loss of customer data, disruptions in delivery of services, network outages, disruptions in availability of the internet, unauthorized access or other problems, the market for cloud-based services as a whole, including Splunk Cloud, may be negatively affected. Moreover, sales of Splunk Cloud and other services could displace sales of our on-premises software licenses. Alternatively, subscriptions to Splunk Cloud and other services that exceed our expectations may unexpectedly increase our costs, lower our margins, lower our profits or increase our losses and otherwise negatively affect our projected financial results.

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

Furthermore, our activities are subject to the U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations or export to countries, governments, and persons targeted by U.S. sanctions. While we take precautions to prevent our offerings from being exported in violation of these laws, including obtaining authorizations for our encryption offerings, implementing IP address blocking and screenings against U.S. Government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. For example, downloads of our free software may have in the past been made in potential violation of the export control and economic sanctions laws.

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

We derive a portion of our revenues from contracts with federal, state, local and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. Factors that could impede our ability to maintain or increase the amount of revenues derived from government contracts, include:

•	changes in fiscal or contracting policies;

•	decreases in available government funding;

•	changes in government programs or applicable requirements;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	noncompliance with contract provisions or government procurement or other applicable regulations;

•	ability to obtain or maintain any required facility clearances or security clearances for our employees;

•	potential delays or changes in the government appropriations or other funding authorization processes; and

•	delays in the payment of our invoices by government payment offices.

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

Failure to protect our intellectual property rights could adversely affect our business and our brand.

Our success and ability to compete depends, in part, on our ability to protect our trade secrets, trademarks, copyrights, patents, proprietary methods and technologies and other intellectual property that we develop under intellectual property laws of the United States and other jurisdictions outside of the United States so that we can prevent others from using our inventions and proprietary information and property. We generally rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, consultants, vendors, customers, partners and others and generally limit access to and distribution of our proprietary information in order to protect our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology or use of our brand, and our business might be adversely affected. However, defending our intellectual property rights might entail significant expenses. Any of our patent rights, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our issued patents and any patents issued in the future may not provide us with any competitive advantages, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or we may not be able to do so at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the infringement, validity, enforceability and scope of protection of patent and other intellectual property rights are complex and often uncertain.

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

We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we endeavor to enter into non-disclosure agreements with our employees, licensees and others who may have access to this information, we cannot assure that these agreements or other steps we have taken will prevent unauthorized use, disclosure or reverse engineering of our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. Moreover, third parties may independently develop technologies or products that compete with ours, and we may be unable to prevent this competition.

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

We offer trial version licenses, including online sandboxes, of certain of our offerings to users free of charge as part of our overall strategy of developing the market for offerings that provides operational intelligence and promoting additional penetration of our offerings in the markets in which we compete. Some users never convert from the trial version to the paid version. In fiscal 2017, we introduced free development-test licenses for certain commercial customers as part of our strategy to help enable such customers to expand their use of our offerings to additional use cases. In fiscal 2018, we began offering our cloud services through a cloud vendor marketplace. To the extent that users of our trial version do not become paying customers, our current customers do not expand their use of our offerings beyond the current predominant use cases, or we are unsuccessful in building effective go-to-market strategies for our offerings, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenues will be adversely affected.

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

Our future performance depends in part on proper use of our community website, Splunkbase, expansion of our developer ecosystem, and support from third-party software developers.

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

•
we cannot guarantee that if and as we change the architecture of our products and services, third-party developers will evolve their existing software apps to be compatible or that they will participate in the creation of new apps utilizing the new architecture;

•
we cannot provide any assurance that these apps meet the same quality and security standards that we apply to our own development efforts, and, to the extent they contain bugs, defects or security vulnerabilities, they may create disruptions in our customers’ use of our offerings or negatively affect our brand;

•
we do not currently provide support for software apps developed by third-party software developers, and users may be left without support and potentially disappointed by their experience of using our offerings if the third-party software developers do not provide support for these apps;

•
these third-party software developers may not possess the appropriate intellectual property rights to develop and share their apps or otherwise may not have assessed legal and compliance risks related to distributing their apps; and

•	some of these developers may use the insight they gain using our offerings and from documentation publicly available on our website to develop competing products.

Many of these risks are not within our control to prevent, and our brand may be damaged if these apps, add-ons and extensions do not perform to our customers’ satisfaction and that dissatisfaction is attributed to us.

Our use of “open source” software could negatively affect our ability to sell our offerings and subject us to possible litigation, and our participation in open source projects may impose unanticipated burdens or restrictions.

We use open source software in our offerings and expect to continue to use open source software in the future. We may face claims from others alleging breach of license requirements or infringement of intellectual property rights in what we believe to be licensed open source software, or seeking to enforce the terms of an open source license, including by demanding release of our proprietary source code that was developed using, incorporating or linked with such open source software or by requiring that we apply open source licenses to our proprietary applications. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our offerings, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the open source code change, we may be forced to re-engineer our offerings or incur additional costs to find alternative tools. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, support, indemnity or assurance of title or controls on origin of the software. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities and are provided on an “as-is” basis. Additionally, because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we may be unable to prevent our competitors or others from using such contributed software source code. Many of these risks associated with usage of open source software, such as the lack of warranties, support or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect the performance of our offerings and our business. While we have established processes to help alleviate these risks, we cannot assure that these measures will reduce or completely shield us from these risks.

We are subject to a number of legal requirements, contractual obligations and industry standards regarding security, data protection, and privacy and any failure to comply with these requirements, obligations or standards could have an adverse effect on our reputation, business, financial condition and operating results.

Privacy and data information security have become a significant issue in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of personal information. Some of these requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers. Even though we may have contractual protections with our service providers, a security breach could impact our reputation, harm our customer confidence, hurt our sales and expansion into new markets or cause us to lose existing customers, and could expose us to potential liability or require us to expend significant resources on data security and in responding to such breach.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (“IP”) addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, a new EU data protection regime, the General Data Protection Regulation (“GDPR”) becomes effective on May 25, 2018, and we self-certified to the U.S.-EU Privacy Shield developed by the U.S. Department of Commerce and the European Commission to provide U.S. companies with a valid data transfer mechanism under EU law to permit them to transfer personal data from the European Union to the United States. The U.S.-EU Privacy Shield is subject to annual review, has faced challenges in European courts, and may be challenged, suspended or invalidated. Complying with the GDPR or other laws, regulations, or other obligations relating to privacy, data protection, or information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws and other obligations relating to privacy and data protection are still uncertain, it is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our offerings. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our offerings, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new offerings and features could be limited. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

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

•
the potential that our due diligence of the acquired company or business does not identify significant problems or liabilities, or that we underestimate the costs and effects of identified liabilities;

•
exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to claims from former employees, customers or other third parties, which may differ from or be more significant than the risks our business faces;

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

Prolonged economic downturns or uncertainty could adversely affect our business operations or financial results. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, trade uncertainty and terrorist attacks on the United States, Europe, Asia Pacific or elsewhere, could cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

These conditions could make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our offerings, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our offerings, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, or otherwise reduce operational flexibility. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

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

Changes in U.S. tax laws could materially impact our business, cash flow, results of operations or financial conditions.

Legislation commonly referred to as the 2017 Tax Cuts and Jobs Act, or the Act, was enacted on December 22, 2017, and significantly changes how the U.S. imposes income tax on multinational corporations. The U.S. Treasury Department has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and affect our results of operations. The Act requires complex computations not previously provided for in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. We have provided a provisional estimate of the effect of the Act in our consolidated financial statements. As additional regulatory guidance is issued by the applicable taxing authorities and accounting treatment is clarified, we may make adjustments to our provisional estimate which may materially affect our business, cash flow, results of operations or financial conditions.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that either under prior regulations or other unforeseen reasons, our prior year NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a portion of these NOLs reflected on our balance sheet, even if we attain profitability.

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

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We are required to implement this new revenue standard in the first quarter of fiscal 2019. The adoption of this new standard will have a material impact on our consolidated financial statements, including the way we account for arrangements involving a term license, deferred revenue and sales commissions. In addition, some deferred revenue, primarily from arrangements involving term licenses, will never be recognized as revenue upon adoption of the new revenue standard and instead will be part of the cumulative effect adjustment within accumulated deficit. See Part II, Item 8. Financial Statements and Supplementary Data - Note 1 for information regarding the effect of new accounting pronouncements on our consolidated financial statements. These or other changes in accounting principles could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in certain categories of companies or the overall stock market, including as a result of trends in the global economy;

•	any major change in our board of directors or management;

•	lawsuits threatened or filed against us;

•	cybersecurity attacks or incidents; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

If securities or industry analysts publish negative reports about our business, or cease coverage of our company, our share price and trading volume could decline.

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

The requirements of being a public company and a growing and increasingly complex organization may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

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

Our business has become more visible and complex as we grow as an organization, which we believe may result in threatened or actual litigation, including by competitors and other third parties. We are also from time to time involved in various litigation matters and claims, including regulatory proceedings, administrative proceedings, governmental investigations, and contract disputes, as they relate to our products, services, business and operations. We may also face employment-related litigation, including claims under local, state, federal and foreign labor laws. If such claims are successful, our business operations and financial results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business operations and financial results. From time to time, public companies are subject to campaigns by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases, management changes or sales of assets or the entire company. If stockholders attempt to effect such changes or acquire control over us, responding to such actions would be costly, time-consuming and disruptive, which could adversely affect our results of operations, financial results and the value of our common stock. These factors could also make it more difficult for us to attract and retain qualified employees, executive officers and members of our board of directors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters at 270 Brannan Street occupy approximately 182,000 square feet under a lease that expires in February 2024. Additionally, we have an office lease for approximately 235,000 square feet located at 3098 Olsen Drive, San Jose, California that expires in August 2027 for our business operations, sales, support and product development. We lease smaller regional offices for our business operations, sales, support and some product development in various locations throughout the United States. Our foreign subsidiaries lease office space for their operations including local sales, support and some product development. While we believe our facilities are sufficient and suitable for the operations of our business today, we are in the process of adding new facilities and expanding our existing facilities as we add employees and expand into additional markets.

Item 3. Legal Proceedings

The information set forth under Legal Proceedings in Note 3 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price and Dividends

Our common stock, $0.001 par value, began trading on the NASDAQ Global Select Market on April 19, 2012, where its prices are quoted under the symbol “SPLK.” As of January 31, 2018, there were 18 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.
The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on the NASDAQ Global Select Market:

	High	Low
Year Ended January 31, 2017:
First Quarter	$53.98	$29.85
Second Quarter	$62.63	$45.07
Third Quarter	$65.75	$54.45
Fourth Quarter	$62.90	$50.64

	High	Low
Year Ended January 31, 2018:
First Quarter	$66.46	$57.00
Second Quarter	$69.23	$54.17
Third Quarter	$69.61	$56.80
Fourth Quarter	$93.68	$65.73

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

●	Splunk Inc.	■	NASDAQ Composite	▲	NASDAQ Computer

Company/Index	4/19/12	1/31/13	1/31/14	1/31/15	1/31/16	1/31/17	1/31/18
Splunk Inc.	$100.00	$92.90	$217.11	$145.57	$130.47	$163.08	$260.34
NASDAQ Composite	$100.00	$104.47	$136.45	$154.12	$153.41	$186.69	$246.43
NASDAQ Computer	$100.00	$95.02	$121.69	$143.97	$150.45	$186.04	$263.01

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2018, 2017, and 2016 and the selected consolidated balance sheet data as of January 31, 2018 and 2017 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal 2015, and 2014 and the consolidated balance sheet data as of January 31, 2016, 2015 and 2014 are derived from audited consolidated financial statements, which are not included in this Form 10-K.

	Fiscal Year Ended January 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues
License	$693,704	$546,925	$405,399	$283,191	$199,024
Maintenance and services	577,084	403,030	263,036	167,684	103,599
Total revenues	1,270,788	949,955	668,435	450,875	302,623
Cost of revenues (1)
License	13,398	11,965	9,080	1,859	330
Maintenance and services	243,011	179,088	105,042	66,519	35,495
Total cost of revenues	256,409	191,053	114,122	68,378	35,825
Gross profit	1,014,379	758,902	554,313	382,497	266,798
Operating expenses (1)
Research and development	301,114	295,850	215,309	150,790	75,895
Sales and marketing	808,417	653,524	505,348	344,471	215,335
General and administrative	159,143	153,359	121,579	103,046	53,875
Total operating expenses	1,268,674	1,102,733	842,236	598,307	345,105
Operating loss	(254,295)	(343,831)	(287,923)	(215,810)	(78,307)
Interest and other income (expense), net
Interest income (expense), net	149	(2,829)	1,798	754	225
Other income (expense), net	(3,600)	(3,022)	(519)	216	(920)
Total interest and other income (expense), net	(3,451)	(5,851)	1,279	970	(695)
Loss before income taxes	(257,746)	(349,682)	(286,644)	(214,840)	(79,002)
Provision for income taxes (benefit)	1,357	5,507	(7,872)	2,276	6
Net loss	$(259,103)	$(355,189)	$(278,772)	$(217,116)	$(79,008)
Net loss per share:
Basic and diluted	$(1.85)	$(2.65)	$(2.20)	$(1.81)	$(0.75)
Weighted-average shares outstanding:
Basic and diluted	139,866	133,910	126,746	119,775	105,067

(1)	Amounts include stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenues	$33,605	$30,971	$26,057	$17,189	$5,283
Research and development	106,690	129,388	89,197	60,777	20,829
Sales and marketing	159,240	161,164	130,054	90,064	30,012
General and administrative	58,928	56,518	46,949	46,149	13,244

	As of January 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,165,150	$1,083,442	$1,009,039	$850,164	$897,453
Working capital	758,152	693,000	719,503	653,185	784,966
Total assets	2,044,460	1,718,546	1,536,839	1,247,791	1,040,331
Deferred revenue, current and long-term	905,207	625,459	449,503	304,085	192,321
Total stockholders’ equity	807,305	805,161	859,414	813,321	784,908

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
Overview
Splunk provides innovative software solutions that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our offerings enable users to collect, index, search, explore, monitor, correlate and analyze data regardless of format or source. Our offerings address large and diverse data sets commonly referred to as big data and are specifically tailored for machine data. Machine data is produced by nearly every software application and electronic device across an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user behavior, and security threats. Beyond an organization's traditional information technology (“IT”) and security infrastructure, data from the Industrial Internet, including industrial control systems, sensors, SCADA systems, networks, manufacturing systems, smart meters and the Internet of Things (“IoT”) which includes consumer-oriented systems, such as electronic wearables, mobile devices, automobiles and medical devices are also continuously generating machine data. Our offerings help organizations gain the value contained in machine data by delivering real-time information to enable operational decision making.

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

Alternatively, they can simply download and install the software, typically in a matter of hours, to connect to their relevant machine data sources. Customers can also provision a compute instance on AWS via a pre-built Amazon Machine Image, which delivers a pre-configured virtual machine instance with our Splunk Enterprise software. In fiscal 2017, we introduced free development-test licenses for certain commercial customers, allowing customers to explore new data and use cases in a non-production environment without incurring additional fees. We also offer support, training and professional services to our customers to assist in the deployment of our software.

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

Splunk Cloud delivers the benefits of Splunk Enterprise deployed and managed reliably, and scalably as a service. Splunk Cloud customers pay an annual subscription fee based on the combination of the volume of data indexed per day and the length of the data retention period. Splunk Light provides log search and analysis that is designed, priced and packaged for small IT environments, where a single-server log analytics solution is sufficient. Splunk Enterprise Security addresses emerging security threats and security information and event management ("SIEM") use cases through monitoring, alerts and analytics. Splunk IT Service Intelligence monitors the health and key performance indicators of critical IT and business services. Splunk User Behavior Analytics detects cyber-attacks and insider threats using data science, machine learning and advanced correlation.

We intend to continue investing for long-term growth. We have invested and intend to continue to invest heavily in product development to deliver additional features and performance enhancements, deployment models and solutions that can address new end markets. During fiscal 2018 we released new versions of existing offerings such as Splunk Enterprise and Splunk Cloud. In addition, we expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally.

We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives. During fiscal 2018 we completed a number of acquisitions, including SignalSense Inc., which develops cloud-based data collection and breach detection solutions that leverage machine learning, and Rocana Inc., which develops analytics solutions for the IT market.

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

Financial Summary

For the fiscal years ended January 31, 2018 and 2017, our total revenues were $1,270.8 million and $950.0 million, respectively. For the fiscal year ended January 31, 2018 and 2017, approximately 26% and 24% of our total revenues, respectively, were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of January 31, 2018, we had over 15,000 customers, including over 85 of the Fortune 100 companies.

For the fiscal years ended January 31, 2018 and 2017, our GAAP operating loss was $254.3 million and $343.8 million, respectively. Our non-GAAP operating income was $117.2 million and $59.4 million for fiscal years ended January 31, 2018 and 2017, respectively.

For the fiscal years ended January 31, 2018 and 2017, our GAAP net loss was $259.1 million and $355.2 million, respectively. Our non-GAAP net income was $89.2 million and $48.4 million for fiscal years ended January 31, 2018 and 2017, respectively.

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

Non-GAAP Financial Results

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP cost of revenues, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): expenses related to stock-based compensation and related employer payroll tax, amortization of acquired intangible assets, adjustments related to a financing lease obligation, adjustments related to facility exits and acquisition-related adjustments, including the partial release of the valuation allowance due to acquisitions. The adjustments for the financing lease obligation are to reflect the expense we would have recorded if our build-to-suit lease arrangement had been deemed an operating lease instead of a financing lease and is calculated as the net of actual ground lease expense, depreciation and interest expense over estimated straight-line rent expense. The non-GAAP financial measures are also adjusted for our estimated tax rate on non-GAAP income (loss). To determine the annual non-GAAP tax rate, we evaluate a financial projection based on our non-GAAP results. The annual non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The annual non-GAAP tax rate applied to the fiscal year ended January 31, 2018 was 27%. We will utilize this annual non-GAAP tax rate in fiscal 2018 and will provide updates to this rate on an annual basis, or more frequently if material changes occur. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment, billings and cloud billings, which represents revenues plus the change in deferred revenue during the period. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in our financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

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

The following table reconciles our net cash provided by operating activities to free cash flow for the fiscal years ended January 31, 2018, 2017 and 2016 (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Net cash provided by operating activities	$262,904	$201,834	$155,622
Less purchases of property and equipment	(20,503)	(45,349)	(51,332)
Free cash flow (non-GAAP)	$242,401	$156,485	$104,290
Net cash used in investing activities	$(38,505)	$(127,461)	$(153,490)
Net cash provided by (used in) financing activities	$(101,419)	$(77,862)	$35,485

The following table reconciles our GAAP to non-GAAP Financial Measures for the fiscal year ended January 31, 2018 (in thousands, except per share amounts).

	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Adjustments related to facility exits	Acquisition-related adjustments	Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$256,409	$(34,814)	$(12,387)	$1,259		$—	$—	$—	$210,467
Gross margin	79.8%	2.7%	1.0%	(0.1)%		—%	—%	—%	83.4%
Research and development	301,114	(109,743)	(492)	1,990		—	—	—	192,869
Sales and marketing	808,417	(164,363)	(1,909)	4,684		—	—	—	646,829
General and administrative	159,143	(61,192)	—	927		5,191	(643)	—	103,426
Operating income (loss)	(254,295)	370,112	14,788	(8,860)		(5,191)	643	—	117,197
Operating margin	(20.0)%	29.0%	1.2%	(0.7)%		(0.4)%	0.1%	—%	9.2%
Income tax provision	1,357	—	—	—		—	2,540	29,082	32,979
Net income (loss)	$(259,103)	$370,112	$14,788	$(463)	(2)	$(5,191)	$(1,897)	$(29,082)	$89,164
Net income (loss) per share(1)	$(1.85)								$0.62

_________________
(1) GAAP net loss per share calculated based on 139,866 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 144,862 diluted weighted-average shares of common stock, which includes 4,996 potentially dilutive shares related to employee stock awards. GAAP to non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.
(2) Includes $8.4 million of interest expense related to the financing lease obligation.
(3) Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 27%.

The following table reconciles our GAAP to non-GAAP Financial Measures for the fiscal year ended January 31, 2017 (in thousands, except per share amounts).

	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Adjustments related to facility exits	Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$191,053	$(31,772)	$(11,261)	$849		$—	$—	$148,869
Gross margin	79.9%	3.3%	1.2%	(0.1)%		—%	—%	84.3%
Research and development	295,850	(132,039)	(233)	1,713		—	—	165,291
Sales and marketing	653,524	(164,558)	(432)	3,508		—	—	492,042
General and administrative	153,359	(58,345)	—	745		(11,364)	—	84,395
Operating income (loss)	(343,831)	386,714	11,926	(6,815)		11,364	—	59,358
Operating margin	(36.2)%	40.6%	1.3%	(0.7)%		1.2%	—%	6.2%
Income tax provision	5,507	—	—	—		—	7,348	12,855
Net income (loss)	$(355,189)	$386,714	$11,926	$890	(2)	$11,364	$(7,348)	$48,357
Net income (loss) per share(1)	$(2.65)							$0.35

_________________________
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

Reconciliation of Total Billings

The following table reconciles our total revenues to billings for the fiscal years ended January 31, 2018 and 2017 (in thousands).

	Fiscal Year Ended
	January 31,	January 31,
	2018	2017
Total revenues	$1,270,788	$949,955
Increase in deferred revenue	279,748	175,956
Billings (non-GAAP)	$1,550,536	$1,125,911

Reconciliation of Total Cloud Billings

The following table reconciles our total Cloud revenues to Cloud billings for the fiscal years ended January 31, 2018 and 2017 (in thousands).

	Fiscal Year Ended
	January 31,	January 31,
	2018	2017
Total Cloud revenues	$94,035	$47,773
Increase in Cloud deferred revenue	87,444	47,745
Cloud billings (non-GAAP)	$181,479	$95,518

Components of Operating Results
Revenues

License revenues.  License revenues reflect the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. We are focused on acquiring new customers and increasing revenues from our existing customers as they realize the value of our software by indexing higher volumes of machine data and expanding the use of our software through additional use cases and broader deployment within their organizations. A majority of our license revenues consists of revenues from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Customers can also purchase term license agreements, under which we recognize the license fee ratably, on a straight-line basis, over the term of the license. Due to the differing revenue recognition policies, shifts in the mix between transactions that are recognized upfront and those that are recognized ratably from quarter to quarter could produce substantial variation in revenues recognized even if our sales remain consistent. In addition, seasonal trends that contribute to increased sales activity in the fourth fiscal quarter often result in lower sequential revenues in the first fiscal quarter, and we expect this trend to continue. Comparing our revenues on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance.

Maintenance and services revenues.  Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training, as well as revenues from our cloud services. Typically, when purchasing a perpetual license, a customer also purchases one year of maintenance service for which we charge a percentage of the license fee. When a term license is purchased, maintenance service is typically bundled with the license for the term of the license period. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. In arrangements involving a term license, we recognize both the license and maintenance revenues over the contract period once all services have commenced. We have a professional services organization focused on helping our customers deploy our software in highly complex operational environments and train their personnel. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services or provide the training. We expect maintenance and services revenues to become a larger percentage of our total revenues as our installed customer base grows. We generally recognize the revenues associated with our cloud services ratably, on a straight-line basis, over the associated subscription term.

Professional services and training revenues as a percentage of total revenues were 9% and 8% for the fiscal years ended January 31, 2018 and 2017, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

	Fiscal Year Ended January 31,
	2018		2017		2016
	(in thousands and as % of revenues)
Consolidated Statement of Operations Data:
Revenues
License	$693,704	54.6%	$546,925	57.6%	$405,399	60.6%
Maintenance and services	577,084	45.4	403,030	42.4	263,036	39.4
Total revenues	1,270,788	100.0	949,955	100.0	668,435	100.0
Cost of revenues
License (1)	13,398	1.9	11,965	2.2	9,080	2.2
Maintenance and services (1)	243,011	42.1	179,088	44.4	105,042	39.9
Total cost of revenues	256,409	20.2	191,053	20.1	114,122	17.1
Gross profit	1,014,379	79.8	758,902	79.9	554,313	82.9
Operating expenses
Research and development	301,114	23.7	295,850	31.1	215,309	32.2
Sales and marketing	808,417	63.6	653,524	68.8	505,348	75.6
General and administrative	159,143	12.5	153,359	16.2	121,579	18.2
Total operating expenses	1,268,674	99.8	1,102,733	116.1	842,236	126.0
Operating loss	(254,295)	(20.0)	(343,831)	(36.2)	(287,923)	(43.1)
Other income (expense), net
Interest income (expense), net	149	—	(2,829)	(0.3)	1,798	0.3
Other income (expense), net	(3,600)	(0.3)	(3,022)	(0.3)	(519)	(0.1)
Total other income (expense), net	(3,451)	(0.3)	(5,851)	(0.6)	1,279	0.2
Loss before income taxes	(257,746)	(20.3)	(349,682)	(36.8)	(286,644)	(42.9)
Provision for income taxes (benefit)	1,357	0.1	5,507	0.6	(7,872)	(1.2)
Net loss	$(259,103)	(20.4)%	$(355,189)	(37.4)%	$(278,772)	(41.7)%
______________________________

(1)	Calculated as a percentage of the associated revenues.

Fiscal 2018, 2017 and 2016
Revenues

	Fiscal Year Ended January 31,
				2018 to 2017 % Change	2017 to 2016 % Change
	2018	2017	2016
	(in thousands)
Revenues
License	$693,704	$546,925	$405,399	26.8%	34.9%
Maintenance and services	577,084	403,030	263,036	43.2%	53.2%
Total revenues	$1,270,788	$949,955	$668,435	33.8%	42.1%
Percentage of revenues
License	54.6%	57.6%	60.6%
Maintenance and services	45.4	42.4	39.4
Total	100.0%	100.0%	100.0%
Fiscal 2018 compared to fiscal 2017.   The increase in license revenues of $146.8 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 2,338 and 1,942 orders greater than $100,000 for the fiscal years ended January 31, 2018 and 2017, respectively. Our total number of Splunk customers increased from over 13,000 at January 31, 2017 to over 15,000 at January 31, 2018. The increase in maintenance and services revenues of $174.1 million was due to increases in sales of our maintenance agreements resulting from the growth of our installed customer base, sales of our cloud services and sales of our professional services.
Fiscal 2017 compared to fiscal 2016.   The increase in license revenues of $141.5 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of larger orders. For example, we had 1,942 and 1,447 orders greater than $100,000 for the fiscal years ended January 31, 2017 and 2016, respectively. Our total number of Splunk customers increased from approximately 11,000 at January 31, 2016 to over 13,000 at January 31, 2017. The increase in maintenance and services revenues of $140.0 million was due to increases in sales of maintenance agreements resulting from the growth of our installed customer base, sales of our cloud services and sales of our professional services.
Cost of Revenues and Gross Margin

	Fiscal Year Ended January 31,
				2018 to 2017 % Change	2017 to 2016 % Change
	2018	2017	2016
	(in thousands)
Cost of revenues (1)
License	$13,398	$11,965	$9,080	12.0%	31.8%
Maintenance and services	243,011	179,088	105,042	35.7%	70.5%
Total cost of revenues	$256,409	$191,053	$114,122	34.2%	67.4%
Gross margin
License	98.1%	97.8%	97.8%
Maintenance and services	57.9%	55.6%	60.1%
Total gross margin	79.8%	79.9%	82.9%
(1) Includes stock-based compensation expense:

Cost of revenues	$33,605	$30,971	$26,057

Fiscal 2018 compared to fiscal 2017.   Total cost of revenues increased $65.4 million primarily due to a $63.9 million increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues was primarily related to an increase of $30.0 million in salaries and benefits expense, which includes a $2.6 million increase in stock-based compensation expense due to increased headcount, an increase of $17.4 million in third-party hosting fees to support our cloud services, and an increase of $13.9 million related to third-party consulting services. The $1.4 million increase in cost of license revenues was primarily due to an increase in amortization expense related to acquired intangible assets. Maintenance and services gross margin increased primarily due to the growth and improved margins of our cloud business during fiscal 2018. Total gross margin decreased slightly due to maintenance and services revenues being a greater percentage of the overall revenue mix.

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
Operating Expenses

	Fiscal Year Ended January 31,
				2018 to 2017 % Change	2017 to 2016 % Change
	2018	2017	2016
	(in thousands)
Operating expenses (1)
Research and development	$301,114	$295,850	$215,309	1.8%	37.4%
Sales and marketing	808,417	653,524	505,348	23.7%	29.3%
General and administrative	159,143	153,359	121,579	3.8%	26.1%
Total operating expenses	$1,268,674	$1,102,733	$842,236	15.0%	30.9%
Percentage of revenues
Research and development	23.7%	31.1%	32.2%
Sales and marketing	63.6	68.8	75.6
General and administrative	12.5	16.2	18.2
Total	99.8%	116.1%	126.0%
(1) Includes stock-based compensation expense:

Research and development	$106,690	$129,388	$89,197
Sales and marketing	159,240	161,164	130,054
General and administrative	58,928	56,518	46,949
Total stock-based compensation expense	$324,858	$347,070	$266,200
Research and development expense
Fiscal 2018 compared to fiscal 2017.    Research and development expense increased $5.3 million primarily due to an increase of $4.3 million increase in hosting fees to support our product development efforts. This increase was partially offset by a $1.2 million decrease in salaries and benefits, which reflects a decrease of $22.7 million in stock-based compensation, partially offset by an increase of $21.5 million in salaries. The decrease in stock-based compensation was primarily due to the absence of accelerated vesting of certain restricted shares of common stock, which occurred during fiscal 2017.
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
Sales and marketing expense
Fiscal 2018 compared to fiscal 2017.    Sales and marketing expense increased $154.9 million primarily due to a $107.1 million increase in salaries and benefits, net of a $1.9 million decrease in stock-based compensation expense. Additionally, we experienced an increase of $14.7 million in marketing expenses, an increase of $11.1 million in expenses related to increased facilities and overhead, an increase of $9.9 million related to third-party consulting services and an increase of $4.3 million in travel-related expenses due to increased travel from our growing field sales organization.
Fiscal 2017 compared to fiscal 2016.    Sales and marketing expense increased $148.2 million primarily due to a $116.6 million increase in salaries and benefits, which includes a $31.1 million increase in stock-based compensation expense, as we increased headcount to expand our field sales organization and experienced higher commission expense as a result of increased customer orders. We experienced an increase of $16.7 million in expenses related to increased facilities and overhead, an increase of $10.2 million related to third-party consulting services and an increase of $2.9 million in travel-related expenses due to increased travel from our growing field sales organization.
General and administrative expense
Fiscal 2018 compared to fiscal 2017.    General and administrative expense increased $5.8 million primarily due to a $11.9 million increase in salaries and benefits, which includes a $2.4 million increase in stock-based compensation expense. Additionally, we had an increase in accounting and legal fees of $2.8 million and an increase of $2.8 million related to third-party consulting services. These increases were partially offset by a net decrease of $16.6 million in rent and depreciation expense related to adjustments made to our facility exit liability during fiscal 2017 and fiscal 2018.
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
Interest and Other Income (Expense), net

	Fiscal Year Ended January 31,
				2018 to 2017 % Change	2017 to 2016 % Change
	2018	2017	2016
	(in thousands)
Interest and other income (expense), net
Interest income (expense), net	$149	$(2,829)	$1,798	(105.3)%	(257.3)%
Other income (expense), net	(3,600)	(3,022)	(519)	19.1%	482.3%
Total interest and other income (expense), net	$(3,451)	$(5,851)	$1,279	(41.0)%	(557.5)%
Fiscal 2018 compared to fiscal 2017.  Interest and other income (expense), net reflects a net decrease in expense primarily due to an increase in interest income from our investments.
Fiscal 2017 compared to fiscal 2016.  Interest and other income (expense), net reflects a net increase in expense primarily due to an increase in interest expense from our financing lease obligation and an increase in foreign exchange losses.
Provision for Income Taxes

	Fiscal Year Ended January 31,
				2018 to 2017 % Change	2017 to 2016 % Change
	2018	2017	2016
	(in thousands)
Provision for income taxes (benefit)	$1,357	$5,507	$(7,872)	(75.4)%	(170.0)%
Fiscal 2018 compared to fiscal 2017.  The decrease in income tax expense was primarily due to the partial release of the valuation allowance as a result of our acquisitions during fiscal 2018.
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

	Three Months Ended
	Jan 31, 2018	Oct 31, 2017	July 31, 2017	Apr 30, 2017	Jan 31, 2017	Oct 31, 2016	July 31, 2016	Apr 30, 2016
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues
License	$254,298	$179,829	$142,851	$116,726	$190,513	$139,725	$115,695	$100,992
Maintenance and services	165,425	148,824	137,113	125,722	115,948	105,064	97,058	84,960
Total revenues	419,723	328,653	279,964	242,448	306,461	244,789	212,753	185,952
Cost of revenues (1)
License	4,298	3,013	3,159	2,928	3,252	2,883	2,868	2,962
Maintenance and services	69,905	61,154	56,717	55,235	55,011	45,791	41,748	36,538
Total cost of revenues	74,203	64,167	59,876	58,163	58,263	48,674	44,616	39,500
Gross profit	345,520	264,486	220,088	184,285	248,198	196,115	168,137	146,452
Operating expenses (1)
Research and development	83,962	74,080	71,774	71,298	75,596	85,659	67,224	67,371
Sales and marketing	237,821	205,364	191,284	173,948	190,815	167,330	150,228	145,151
General and administrative	47,651	35,857	39,139	36,496	52,895	34,079	34,312	32,073
Total operating expenses	369,434	315,301	302,197	281,742	319,306	287,068	251,764	244,595
Operating loss	(23,914)	(50,815)	(82,109)	(97,457)	(71,108)	(90,953)	(83,627)	(98,143)
Interest and other income (expense), net
Interest income (expense), net	571	270	(164)	(528)	(806)	(823)	(797)	(403)
Other income (expense), net	(1,829)	(289)	(874)	(608)	(486)	(348)	(1,063)	(1,125)
Total interest and other income (expense), net	(1,258)	(19)	(1,038)	(1,136)	(1,292)	(1,171)	(1,860)	(1,528)
Loss before income taxes	(25,172)	(50,834)	(83,147)	(98,593)	(72,400)	(92,124)	(85,487)	(99,671)
Income tax provision (benefit)	(102)	(232)	353	1,338	1,805	1,367	1,110	1,225
Net loss	$(25,070)	$(50,602)	$(83,500)	$(99,931)	$(74,205)	$(93,491)	$(86,597)	$(100,896)

Net loss per share, basic and diluted:	$(0.18)	$(0.36)	$(0.60)	$(0.73)	$(0.54)	$(0.69)	$(0.65)	$(0.77)
 _________________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Jan 31, 2018	Oct 31, 2017	July 31, 2017	Apr 30, 2017	Jan 31, 2017	Oct 31, 2016	July 31, 2016	Apr 30, 2016
	(in thousands)
Cost of revenues	$9,082	$7,921	$8,410	$8,192	$8,496	$7,610	$7,310	$7,555
Research and development	28,864	25,038	25,991	26,797	27,085	45,355	27,742	29,206
Sales and marketing	39,217	36,728	42,652	40,643	42,810	38,750	39,371	40,233
General and administrative	14,767	14,424	15,314	14,423	14,403	13,299	14,440	14,376

	Three Months Ended
	Jan 31, 2018	Oct 31, 2017	July 31, 2017	Apr 30, 2017	Jan 31, 2017	Oct 31, 2016	July 31, 2016	Apr 30, 2016
	(as % of revenues)
Consolidated Statement of Operations Data:
Revenues
License	60.6%	54.7%	51.0%	48.1%	62.2%	57.1%	54.4%	54.3%
Maintenance and services	39.4	45.3	49.0	51.9	37.8	42.9	45.6	45.7
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	1.7	1.7	2.2	2.5	1.7	2.1	2.5	2.9
Maintenance and services (1)	42.3	41.1	41.4	43.9	47.4	43.6	43.0	43.0
Total cost of revenues	17.7	19.5	21.4	24.0	19.0	19.9	21.0	21.2
Gross profit	82.3	80.5	78.6	76.0	81.0	80.1	79.0	78.8
Operating expenses
Research and development	20.0	22.5	25.6	29.4	24.7	35.0	31.6	36.2
Sales and marketing	56.7	62.6	68.3	71.7	62.3	68.4	70.6	78.1
General and administrative	11.3	10.9	14.0	15.1	17.2	13.9	16.1	17.3
Total operating expenses	88.0	96.0	107.9	116.2	104.2	117.3	118.3	131.6
Operating loss	(5.7)	(15.5)	(29.3)	(40.2)	(23.2)	(37.2)	(39.3)	(52.8)
Interest and other income (expense), net
Interest income (expense), net	0.1	0.1	(0.1)	(0.2)	(0.2)	(0.3)	(0.4)	(0.2)
Other income (expense), net	(0.4)	(0.1)	(0.3)	(0.2)	(0.2)	(0.1)	(0.5)	(0.6)
Total interest and other income (expense), net	(0.3)	—	(0.4)	(0.4)	(0.4)	(0.4)	(0.9)	(0.8)
Loss before income taxes	(6.0)	(15.5)	(29.7)	(40.6)	(23.6)	(37.6)	(40.2)	(53.6)
Income tax provision (benefit)	—	(0.1)	0.1	0.6	0.6	0.6	0.5	0.7
Net loss	(6.0)%	(15.4)%	(29.8)%	(41.2)%	(24.2)%	(38.2)%	(40.7)%	(54.3)%
_______________________
(1) This percentage is calculated as a percentage of the associated revenues.
Seasonality, Cyclicality and Quarterly Trends
Our quarterly results reflect seasonality in the sale of our offerings. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenue in the first fiscal quarter. We expect this seasonality to continue in fiscal 2019 and beyond. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short term. The timing of revenues in relation to our expenses, much of which does not vary directly with revenues, has an impact on the cost of revenues, research and development expense, sales and marketing expense and general and administrative expense as a percentage of revenues in each fiscal quarter during the year. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.
Liquidity and Capital Resources

	As of January 31,
	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$545,947	$421,346	$424,541
Investments, current portion	619,203	662,096	584,498
Investments, non-current	5,375	5,000	1,500

	Fiscal Year Ended January 31,
	2018	2017	2016
	(in thousands)
Cash provided by operating activities	$262,904	$201,834	$155,622
Cash used in investing activities	(38,505)	(127,461)	(153,490)
Cash provided by (used in) financing activities	(101,419)	(77,862)	35,485
Our principal source of liquidity is our cash generated from operations. At January 31, 2018, our cash and cash equivalents of $545.9 million were held for working capital purposes, a majority of which were invested in money market funds, which we believe will be sufficient to meet our anticipated cash needs for at least the next 12 months. We intend to continue to focus our capital expenditures in fiscal 2019 to support the growth in our operations, including acquisition-related activities. We also have funds available under our Loan and Security Agreement with Silicon Valley Bank (as described below). Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.
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

Net cash provided by operating activities was $262.9 million for the year ended January 31, 2018 compared to $201.8 million from the prior year. The increase in net cash provided by operating activities was primarily related to an increase in deferred revenue and a reduction in payments for accrued payroll and compensation during the year ended January 31, 2018 as compared to the prior year. These increases were partially offset by a reduction in accounts receivable collections and a reduction in payments for accrued expenses and other liabilities as compared to the prior year.
Net cash provided by operating activities was $201.8 million for the year ended January 31, 2017 compared to $155.6 million from the prior year. The increase in net cash provided by operating activities was primarily related to an increase in deferred revenue and a reduction in payments for accrued expenses and other liabilities during the year ended January 31, 2017 as compared to the prior year. This increase was partially offset by an increase in payments for prepaid expenses and an increase in payments for accrued compensation as compared to the prior year.
Investing Activities
Net cash used in investing activities was $38.5 million for the year ended January 31, 2018 compared to $127.5 million from the prior year. The decrease in cash used in investing activities was primarily related to a reduction of $120.3 million in purchases of investments, net of maturities, and a reduction of $24.8 million in purchases of property and equipment as compared to the prior year. This inflow was partially offset by an increase of $59.4 in cash purchase price paid, net of cash acquired, for acquisitions.
Net cash used in investing activities was $127.5 million for the year ended January 31, 2017 compared to $153.5 million from the prior year. The decrease in cash used in investing activities was primarily related to a reduction of $142.7 million in cash purchase price paid, net of cash acquired, for acquisitions, and a decrease of $6.0 million in capital expenditures. This decrease in cash outflow was partially offset by an increase of $120.6 million in purchases of investments, net of maturities, as compared to the prior year.
Financing Activities
Net cash used in financing activities was $101.4 million for the year ended January 31, 2018 compared to $77.9 million from the prior year. The increase in cash used in financing activities was primarily related to an increase of $24.1 million in taxes paid related to net share settlement of equity awards.
Net cash used in financing activities was $77.9 million for the year ended January 31, 2017 compared to net cash provided by financing activities of $35.5 million from the prior year. The increase in cash used in financing activities was primarily related to an increase of $113.7 million in taxes paid related to net share settlement of equity awards.
Loan and Security Agreement
On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2017. As amended, the agreement provides for a revolving line of credit facility, which expires May 9, 2018. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (4.50% in January 2018) or the LIBOR rate plus 2.75%. As of January 31, 2018, we had no balance outstanding under this agreement. The agreement includes customary financial covenants and restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company. We were in compliance with all covenants as of January 31, 2018.

Contractual Payment Obligations

Operating Lease Commitments and Purchase Obligations

We lease our office spaces under non-cancelable leases. Rent expense for our operating leases was $16.8 million, $28.1 million and $11.9 million during fiscal 2018, 2017 and 2016, respectively. Rent expense includes a decrease of $5.2 million of expense for fiscal 2018, and an increase of $8.6 million of expense for fiscal 2017, in connection with facility exit charge adjustments. Refer to “Facility Exit Costs” below for details.

Purchase obligations are contractual obligations for purchase of goods or services and are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

The following summarizes our operating lease commitments and significant purchase obligations as of January 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$165,173	$24,178	$43,123	$37,531	$60,341
Purchase obligations (2)	137,849	49,260	78,093	6,236	4,260
Total	$303,022	$73,438	$121,216	$43,767	$64,601
 _________________________
(1) We entered into sublease agreements for portions of our office space and the future rental income of $10.0 million from these agreements has been included as an offset to our future minimum rental payments.
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

Carrying amount
Balance as of January 31, 2017	$8,625
Facility exit charge - adjustment (revision of estimated sublease income) (1)	(5,191)
Cash payments, net of deferred rent	(3,114)
Balance as of January 31, 2018	$320
 _________________________
(1) During fiscal 2018 we entered into sublease agreements for our office spaces that are no longer in use by us. As a result, we made an adjustment to our estimated future sublease rental income related to our cease-use liability.

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

As of January 31, 2018, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Fiscal 2019	$12,551
Fiscal 2020	12,928
Fiscal 2021	13,316
Fiscal 2022	13,715
Fiscal 2023	14,127
Fiscal 2024	8,142
Total future minimum lease payments	$74,779

Capital Commitment

We have made a $5.0 million capital commitment to a venture capital fund that requires us to contribute capital upon notice. As of January 31, 2018, we have contributed $0.4 million towards our capital commitment.

Off-Balance Sheet Arrangements

During fiscal 2018, 2017 and 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at January 31, 2018. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and cash equivalents of $545.9 million as of January 31, 2018. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. During the fiscal years ended January 31, 2018 and 2017, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of January 31, 2018, we had no balance outstanding under this agreement.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Splunk Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Splunk Inc. and its subsidiaries as of January 31, 2018 and January 31, 2017, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and January 31, 2017, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for certain elements of its employee share-based payments in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 30, 2018

We have served as the Company’s auditor since 2010.

Splunk Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	January 31, 2018	January 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$545,947	$421,346
Investments, current portion	619,203	662,096
Accounts receivable, net	391,799	238,281
Prepaid expenses and other current assets	70,021	38,650
Total current assets	1,626,970	1,360,373
Investments, non-current	5,375	5,000
Property and equipment, net	160,880	166,395
Intangible assets, net	48,142	37,713
Goodwill	161,382	124,642
Other assets	41,711	24,423
Total assets	$2,044,460	$1,718,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,040	$7,503
Accrued compensation	145,365	100,092
Accrued expenses and other liabilities	77,160	81,071
Deferred revenue, current portion	635,253	478,707
Total current liabilities	868,818	667,373
Deferred revenue, non-current	269,954	146,752
Other liabilities, non-current	98,383	99,260
Total non-current liabilities	368,337	246,012
Total liabilities	1,237,155	913,385
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at January 31, 2018 and January 31, 2017	—	—
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 142,835,123 shares issued and outstanding at January 31, 2018, and 137,169,481 shares issued and outstanding at January 31, 2017	143	137
Accumulated other comprehensive income (loss)	156	(3,013)
Additional paid-in capital	2,086,893	1,828,821
Accumulated deficit	(1,279,887)	(1,020,784)
Total stockholders’ equity	807,305	805,161
Total liabilities and stockholders’ equity	$2,044,460	$1,718,546

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2018	2017	2016
Revenues
License	$693,704	$546,925	$405,399
Maintenance and services	577,084	403,030	263,036
Total revenues	1,270,788	949,955	668,435
Cost of revenues (1)
License	13,398	11,965	9,080
Maintenance and services	243,011	179,088	105,042
Total cost of revenues	256,409	191,053	114,122
Gross profit	1,014,379	758,902	554,313
Operating expenses (1)
Research and development	301,114	295,850	215,309
Sales and marketing	808,417	653,524	505,348
General and administrative	159,143	153,359	121,579
Total operating expenses	1,268,674	1,102,733	842,236
Operating loss	(254,295)	(343,831)	(287,923)
Interest and other income (expense), net
Interest income (expense), net	149	(2,829)	1,798
Other income (expense), net	(3,600)	(3,022)	(519)
Total interest and other income (expense), net	(3,451)	(5,851)	1,279
Loss before income taxes	(257,746)	(349,682)	(286,644)
Provision for income taxes (benefit)	1,357	5,507	(7,872)
Net loss	$(259,103)	$(355,189)	$(278,772)

Basic and diluted net loss per share	$(1.85)	$(2.65)	$(2.20)

Weighted-average shares used in computing basic and diluted net loss per share	139,866	133,910	126,746

(1) Amounts include stock-based compensation expense, as follows:

Cost of revenues	$33,605	$30,971	$26,057
Research and development	106,690	129,388	89,197
Sales and marketing	159,240	161,164	130,054
General and administrative	58,928	56,518	46,949

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended January 31,
	2018	2017	2016
Net loss	$(259,103)	$(355,189)	$(278,772)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments (net of tax)	(911)	(174)	(66)
Foreign currency translation adjustments	4,080	931	(2,867)
Total other comprehensive income (loss)	3,169	757	(2,933)
Comprehensive loss	$(255,934)	$(354,432)	$(281,705)

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 31, 2015	123,538,492	$123	$1,200,858	$(837)	$(386,823)	$813,321
Stock-based compensation expense	—	—	292,257	—	—	292,257
Issuance of common stock upon exercise of options	2,755,556	3	15,266	—	—	15,269
Vesting of early exercised options	—	—	55	—	—	55
Vesting of restricted stock units	4,136,073	5	(5)	—	—	—
Issuance of common stock upon ESSP purchase	441,564	—	19,342	—	—	19,342
Issuance of restricted stock awards	671,782	1	—	—	—	1
Excess tax benefits from employee stock plans	—	—	874	—	—	874
Unrealized loss from investments	—	—	—	(66)	—	(66)
Net change in cumulative translation adjustments	—	—	—	(2,867)	—	(2,867)
Net loss	—	—	—	—	(278,772)	(278,772)
Balances at January 31, 2016	131,543,467	132	1,528,647	(3,770)	(665,595)	859,414
Stock-based compensation	—	—	378,041	—	—	378,041
Issuance of common stock upon exercise of options	1,642,599	2	7,746	—	—	7,748
Vesting of restricted stock units	3,571,873	3	—	—	—	3
Taxes paid related to net share settlement of equity awards	—	—	(113,707)	—	—	(113,707)
Issuance of common stock upon ESPP purchase	597,545	—	27,412	—	—	27,412
Forfeited restricted stock awards	(186,003)	—	—	—	—	—
Excess tax benefits from employee stock plans	—	—	682	—	—	682
Unrealized loss from investments	—	—	—	(174)	—	(174)
Net change in cumulative translation adjustments	—	—	—	931	—	931
Net loss	—	—	—	—	(355,189)	(355,189)
Balances at January 31, 2017	137,169,481	137	1,828,821	(3,013)	(1,020,784)	805,161
Stock-based compensation	—	—	358,463	—	—	358,463
Issuance of common stock upon exercise of options	1,428,602	1	4,170	—	—	4,171
Vesting of restricted stock units	3,515,384	4	—	—	—	4
Taxes paid related to net share settlement of equity awards	—	—	(138,604)	—	—	(138,604)
Issuance of common stock upon ESPP purchase	721,656	1	34,043	—	—	34,044
Unrealized loss from investments	—	—	—	(911)	—	(911)
Net change in cumulative translation adjustments	—	—	—	4,080	—	4,080
Net loss	—	—	—	—	(259,103)	(259,103)
Balances at January 31, 2018	142,835,123	$143	$2,086,893	$156	$(1,279,887)	$807,305
The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended January 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(259,103)	$(355,189)	$(278,772)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,941	32,113	19,491
Amortization of investment premiums (accretion of discounts)	259	840	1,332
Stock-based compensation	358,463	378,041	292,257
Deferred income taxes	(4,822)	(326)	(11,140)
Excess tax benefits from employee stock plans	—	(682)	(874)
Non-cash facility exit adjustment	(5,191)	8,625	—
Accelerated depreciation of property and equipment	—	2,739	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(153,518)	(56,616)	(53,252)
Prepaid expenses, other current and non-current assets	(45,611)	(25,726)	4,675
Accounts payable	3,409	2,720	965
Accrued compensation	44,484	4,194	30,026
Accrued expenses and other liabilities	3,845	35,145	5,496
Deferred revenue	279,748	175,956	145,418
Net cash provided by operating activities	262,904	201,834	155,622
Cash flows from investing activities
Purchases of investments	(645,762)	(683,787)	(480,610)
Maturities of investments	687,485	605,175	522,645
Acquisitions, net of cash acquired	(59,350)	—	(142,693)
Purchases of property and equipment	(20,503)	(45,349)	(51,332)
Other investment activities	(375)	(3,500)	(1,500)
Net cash used in investing activities	(38,505)	(127,461)	(153,490)
Cash flows from financing activities
Proceeds from the exercise of stock options	4,175	7,751	15,269
Proceeds from employee stock purchase plan	34,044	27,412	19,342
Taxes paid related to net share settlement of equity awards	(137,830)	(113,707)	—
Repayment of financing lease obligation	(1,808)	—	—
Excess tax benefits from employee stock plans	—	682	874
Net cash provided by (used in) financing activities	(101,419)	(77,862)	35,485
Effect of exchange rate changes on cash and cash equivalents	1,621	294	(391)
Net increase (decrease) in cash and cash equivalents	124,601	(3,195)	37,226
Cash and cash equivalents at beginning of period	421,346	424,541	387,315
Cash and cash equivalents at end of period	$545,947	$421,346	$424,541
Supplemental disclosures
Cash paid for income taxes	$6,480	$3,021	$1,408
Cash paid for interest expense related to financing lease obligation	8,150	4,132	—
Non-cash investing and financing activities
Increase (decrease) in accrued purchases of property and equipment	132	(1,121)	(775)
Increase in capitalized construction costs related to build-to-suit lease	—	10,065	42,825
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of the Business and Significant Accounting Policies

Business

Splunk Inc. (“we,” “us,” “our”) provides innovative software solutions that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our offerings enable users to collect, index, search, explore, monitor, correlate and analyze data regardless of format or source. Our offerings address large and diverse data sets commonly referred to as big data and are specifically tailored for machine data. Machine data is produced by nearly every software application and electronic device across an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user behavior, and security threats. Our offerings help users derive new insights from machine data that can be used to, among other things, improve service levels, reduce operational costs, mitigate security risks, demonstrate and maintain compliance, and drive better business decisions. We were incorporated in California in October 2003 and reincorporated in Delaware in May 2006.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2018, for example, refer to the fiscal year ended January 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods covered by the financial statements and accompanying notes. In particular, we make estimates with respect to the fair value of multiple elements in revenue recognition, uncollectible accounts receivable, the assessment of the useful life and recoverability of long-lived assets (property and equipment, goodwill and identified intangibles), stock-based compensation expense, the fair value of assets acquired and liabilities assumed for business combinations, income taxes, leases and contingencies. Actual results could differ from those estimates.

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

Foreign Currency

The functional currency of our foreign subsidiaries is their respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in "Accumulated other comprehensive income (loss)" within the consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses are included in "Other income (expense), net" and were not material for the three years ended January 31, 2018. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Foreign Currency Contracts

We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These contracts typically have maturities of one month. They are not designated as cash flow or fair value hedges under ASC Topic 815, Derivatives and Hedging. These contracts hedge assets and liabilities that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Strategic Investments

We hold certain non-marketable equity securities which are accounted for using the cost method of accounting. These investments are recorded at cost in "Investments, non-current" on our consolidated balance sheets and are adjusted only for other-than-temporary impairments and additional investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At January 31, 2018, one channel partner represented 39% of total accounts receivable and a second channel partner represented 10% of total accounts receivable. At January 31, 2017, one channel partner represented 30% of total accounts receivable.

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

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016

Balance at beginning of period	$475	$531	$473
Add: bad debt expense	—	—	98
Less: write-offs, net of recoveries	(8)	(56)	(40)
Balance at end of period	$467	$475	$531

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the consolidated statements of operations. Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense in the period incurred.

The following table presents the estimated useful lives of our property and equipment:

Useful Life
Computer equipment and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the useful life of the asset or the lease term

Capitalized Software Development Costs

Capitalization of software development costs for software to be sold, leased, or otherwise marketed begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. We did not capitalize any internal software development costs for fiscal 2018 and 2017 because the cost incurred and the time between technological feasibility and product release was insignificant. We had no amortization expense from capitalized purchased technology during fiscal 2018, 2017 or 2016.

Costs related to software acquired, developed or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. We define the design, configuration, and coding process as the application development stage. We did not capitalize any costs related to computer software developed for internal use in fiscal 2018 or 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commissions
Commissions are recorded as a component of sales and marketing expenses and consist of the variable compensation paid to our sales force. Sales commissions are earned and recorded at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales personnel are recoverable only in the case that we cannot collect the invoiced amounts associated with a sales order. Commission expense was $146.4 million, $109.1 million and $88.5 million for fiscal 2018, 2017 and 2016, respectively.
Leases
We primarily lease our facilities under operating leases. For leases that contain rent escalation or rent concession provisions, we record the total rent expense during the lease term on a straight-line basis over the term of the lease. We record the difference between the rent paid and the straight-line rent expense as a current and non-current deferred rent liability in "Accrued expenses and other liabilities" and "Other liabilities, non-current," respectively, on the consolidated balance sheets. Rent expense for our operating leases was $16.8 million, $28.1 million and $11.9 million during fiscal 2018, 2017 and 2016, respectively.
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

Advertising Expense
We expense advertising costs as incurred. We incurred $10.1 million, $10.0 million and $13.3 million in advertising expenses for fiscal 2018, 2017 and 2016, respectively. Advertising costs are recorded in "Sales and marketing" expenses in the consolidated statements of operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The ASU is effective for public companies for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We adopted this guidance during the first quarter of fiscal year 2018. Excess tax benefits on stock plans have been recorded to the consolidated statements of operations rather than to additional paid-in capital within equity on a prospective basis. At April 30, 2017, we recorded $301.6 million of previously unrecognized excess tax benefits, which are fully offset by the related valuation allowance. We did not record an adjustment to our accumulated deficit as a result of adopting ASC 2016-09. We also elected to prospectively apply the change in presentation requirement wherein income tax effects of awards are classified as operating activities in the condensed consolidated statement of cash flows. Prior period classification of cash flows related to excess tax benefits have not been adjusted. We did not elect an accounting policy change to record forfeitures as they occur and we will continue to estimate forfeitures at each period.

In January 2017, the FASB issued ASU No. 2017-04 (Topic 350) Intangibles - Goodwill and Other. The new standard simplifies how companies are required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard is effective for our first quarter of fiscal 2021, although early adoption is permitted. We early adopted this standard in our fourth quarter of fiscal 2018. The adoption of this new standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09 (Topic 718), Scope of Modification Accounting. The new standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The standard is effective for our first quarter of fiscal 2019, and although early adoption is permitted, we did not early adopt. We do not expect a material impact on our consolidated financial statements upon adoption.

In January 2017, the FASB issued ASU No. 2017-01 (Topic 805) Business Combinations - Clarifying the Definition of a Business. The new standard narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

considered a business. The standard is effective for our first quarter of fiscal 2019, and although early adoption is permitted, we did not early adopt. We anticipate that the adoption of the new guidance will result in more transactions being accounted for as asset acquisitions rather than business combinations and that the new standard will impact management's consideration of strategic investments, but do not expect a material impact on our consolidated financial statements upon adoption.

In October 2016, the FASB issued ASU No. 2016-16 (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The new standard will require companies to recognize, as opposed to defer, the tax effects from intercompany transfers of certain assets when the transfer occurs. The standard is effective for our first quarter of fiscal 2019, and although early adoption is permitted, we did not early adopt. We are currently evaluating whether the adoption of this standard will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments - Credit Losses. The amendments in this update require a financial asset (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans and held-to-maturity debt securities. The standard is effective for our first quarter of fiscal 2021, although early adoption is permitted. We are currently evaluating whether the adoption of this standard will have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01 (Subtopic 825-10), Financial Instruments - Overall. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, and require equity securities to be measured at fair value with changes in fair value recognized through net income. The standard is effective for our first quarter of fiscal 2019, and although early adoption is permitted, we did not early adopt. We do not expect this standard will have a material impact on our condensed consolidated financial statements upon adoption.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition and establishes a new revenue standard. This new standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.

The Topic 606 guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We adopted Topic 606 as of February 1, 2018 using the full retrospective method, which requires us to restate our historical financial information for fiscal years 2017 and 2018 to be consistent with the new standard.

In preparation for adoption of the new standard, we have updated our accounting policies, systems, internal controls, and processes. The most significant impacts of the standard relate to the timing of revenue recognition for arrangements involving term licenses, deferred revenue and sales commissions. Under the new revenue standard, we are required to recognize term license revenues upon the transfer of the license and the associated maintenance revenues over the contract period. Under the current revenue standard, we recognize both the term license and maintenance revenues ratably over the contract period. Additionally, some deferred revenue, primarily from arrangements involving term licenses, was never recognized as revenue and instead will be a cumulative effect adjustment within accumulated deficit. Finally, we are required to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capitalize and amortize incremental costs of obtaining a contract, such as certain sales commission costs, over the remaining contractual term or over an expected period of benefit, which we have determined to be approximately five years. Under our current accounting policy, we do not capitalize sales commission costs but rather recognize these costs when they are incurred.

The adoption of the standard will have no significant impact to the provision for income taxes and will have no impact to the net cash provided by (used in) operating, investing, or financing activities in our consolidated statements of cash flows. In future periods, we will be required to disclose in the notes to our consolidated financial statements the amount and timing of revenues expected to be recognized from remaining performance obligations under customer contracts.

The following tables present the impacts of the new standard to the reported results on our selected consolidated balance sheet data and selected consolidated statements of operations data (in thousands, except per share data):

Selected Consolidated Statement of Operations Data

	Year Ended January 31, 2018
	As Reported	Impact of Adoption	As Adjusted
Revenues
License	$693,704	$47,598	$741,302
Maintenance and services	577,084	(9,254)	567,830
Total revenues	1,270,788	38,344	1,309,132
Gross Profit	1,014,379	38,344	1,052,723
Operating expenses
Sales and marketing	808,417	(30,541)	777,876
Operating loss	(254,295)	68,885	(185,410)
Net loss	$(259,103)	$68,885	$(190,218)

Basic and diluted net loss per share	$(1.85)	$0.49	$(1.36)

	Year Ended January 31, 2017
	As Reported	Impact of Adoption	As Adjusted
Revenues
License	$546,925	$(3,415)	$543,510
Maintenance and services	403,030	(2,976)	400,054
Total revenues	949,955	(6,391)	943,564
Gross Profit	758,902	(6,391)	752,511
Operating expenses
Sales and marketing	653,524	(14,120)	639,404
Operating loss	(343,831)	7,729	(336,102)
Net loss	$(355,189)	$7,729	$(347,460)

Basic and diluted net loss per share	$(2.65)	$0.06	$(2.59)

Selected Consolidated Balance Sheets Data

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 31, 2018
	As previously reported	Impact of Adoption	As Adjusted
Assets
Accounts receivable, net	$391,799	$4,614	$396,413
Deferred commissions, current portion	—	52,451	52,451
Deferred commissions, non-current	—	37,920	37,920
Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	77,160	7,471	84,631
Deferred revenue, current portion	635,253	(145,340)	489,913
Deferred revenue, non-current	269,954	(91,162)	178,792
Accumulated deficit	(1,279,887)	324,016	(955,871)

	January 31, 2017
	As previously reported	Impact of Adoption	As Adjusted
Assets
Accounts receivable, net	$238,281	$7,179	$245,460
Deferred commissions, current portion	—	30,410	30,410
Deferred commissions, non-current	—	29,858	29,858
Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	81,071	1,349	82,420
Deferred revenue, current portion	478,707	(145,165)	333,542
Deferred revenue, non-current	146,752	(43,868)	102,884
Accumulated deficit	(1,020,784)	255,131	(765,653)

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of January 31, 2018 and 2017 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 31, 2018				January 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$341,687	$—	$—	$341,687	$345,959	$—	$—	$345,959
U.S. treasury securities	—	619,203	—	619,203	—	662,096	—	662,096
Other	—	—	—	—	—	—	3,000	3,000
Reported as:
Assets:
Cash and cash equivalents				$341,687				$345,959
Investments, current portion				619,203				662,096
Investments, non-current				—				3,000
Total				$960,890				$1,011,055

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

We invested in U.S. treasury securities during the fiscal year ended January 31, 2018 and 2017, which we have classified as available-for-sale securities. The following table presents our available-for-sale investments as of January 31, 2018 (in thousands):

	January 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current portion:
U.S. treasury securities	$620,345	$—	$(1,142)	$619,203
Total available-for-sale investments	$620,345	$—	$(1,142)	$619,203

The following table presents our available-for-sale investments as of January 31, 2017 (in thousands):

	January 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current portion:
U.S. treasury securities	$662,327	$32	$(263)	$662,096
Total available-for-sale investments	$662,327	$32	$(263)	$662,096

As of January 31, 2018 and 2017, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
January 31, 2018:
U.S. treasury securities	$619,203	$(1,142)	$—	$—	$619,203	$(1,142)
January 31, 2017:
U.S. treasury securities	$446,073	$(263)	$—	$—	$446,073	$(263)

As of January 31, 2018 and 2017, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments are as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2018
Due within one year	$619,203
Total	$619,203

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

Strategic Investments

We hold strategic investments in the form of non-marketable equity securities which are recorded at cost. During fiscal 2018, $3.0 million of our investments in the form of convertible promissory notes in a privately-held company were automatically converted into preferred stock. As a result, these non-marketable equity securities are no longer classified as Level 3 investments measured at fair value and are now accounted for as cost method investments. We have not recognized any unrealized gains or losses or any other-than-temporary impairment charges on these investments. The carrying value of our strategic investments was $5.4 million and $2.0 million as of January 31, 2018 and January 31, 2017, respectively.

(3)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable leases. Rent expense for our operating leases was $16.8 million, $28.1 million and $11.9 million during fiscal 2018, 2017 and 2016, respectively. Rent expense includes a decrease of $5.2 million of expense for fiscal 2018, and an increase of $8.6 million of expense for fiscal 2017, in connection with facility exit charge adjustments. Refer to “Facility Exit Costs” below for details.

The following summarizes our operating lease commitments as of January 31, 2018 (in thousands):

	Payments Due by Period*
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$165,173	$24,178	$43,123	$37,531	$60,341
 _________________________
(1) We entered into sublease agreements for portions of our office space and the future rental income of $10.0 million from these agreements has been included as an offset to our future minimum rental payments.

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

Carrying amount
Balance as of January 31, 2017	$8,625
Facility exit charge - adjustment (revision of estimated sublease income) (1)	(5,191)
Cash payments, net of deferred rent	(3,114)
Balance as of January 31, 2018	$320
 _________________________
(1) During fiscal 2018 we entered into sublease agreements for our office spaces that are no longer in use by us. As a result, we made an adjustment to our estimated future sublease rental income related to our cease-use liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of January 31, 2018, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Fiscal 2019	$12,551
Fiscal 2020	12,928
Fiscal 2021	13,316
Fiscal 2022	13,715
Fiscal 2023	14,127
Fiscal 2024	8,142
Total future minimum lease payments	$74,779

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at January 31, 2018. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of January 31,
	2018	2017
Computer equipment and software	$69,457	$59,396
Furniture and fixtures	18,090	16,194
Leasehold and building improvements (1)	67,348	58,569
Building (2)	82,250	82,250
	237,145	216,409
Less: accumulated depreciation and amortization	(76,265)	(50,014)
Property and equipment, net	$160,880	$166,395

(1) Includes costs related to assets not yet placed into service of $2.8 million and $1.0 million, as of January 31, 2018 and 2017, respectively.

(2) This relates to the capitalization of construction costs in connection with our financing lease obligation, where we are considered the owner of the asset, for accounting purposes only. There is a corresponding long-term liability for this obligation on our consolidated balance sheets under “Other liabilities, non-current.” Refer to Note 3 “Commitments and Contingencies” for details.

Depreciation and amortization expense on Property and Equipment, net was $26.1 million, $22.8 million and $10.3 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. Included in depreciation and amortization expense for the fiscal year ended January 31, 2017 is $2.7 million of expense related to the acceleration of depreciation on certain property and equipment due to the "cease-use" of certain operating facility leases.

(5)  Acquisitions, Goodwill and Intangible Assets

Rocana

On October 6, 2017, we acquired certain assets of Rocana, Inc. (“Rocana”), a privately-held Delaware corporation that develops analytics solutions for the IT market. This acquisition has been accounted for as a business combination. The purchase price of $30.2 million, paid in cash, was preliminarily allocated as follows: $10.1 million to identifiable intangible assets, with the excess $20.1 million of the purchase price over the fair value of net assets acquired recorded as goodwill. This goodwill is primarily attributable to the value expected from the synergies of the combination, including advancing the analytics and machine learning capabilities of our products, and is deductible for income tax purposes. The results of operations of the acquired entity, which are not material, have been included in our consolidated financial statements from the date of purchase. Pro forma and historical results of operations of the acquired entity have not been presented as we do not consider the results to have a material effect on any of the periods presented in our consolidated statements of operations. We are currently finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Fair Value	Useful Life (months)
Developed technology	$8,320	36
Other acquired intangible assets	1,790	24
Total intangible assets acquired	$10,110

SignalSense

On September 29, 2017, we acquired 100% of the voting equity interest of SignalSense Inc. (“SignalSense”), a privately held Washington corporation that develops cloud-based data collection and breach detection solutions that leverage machine learning. This acquisition has been accounted for as a business combination. The purchase price of $12.2 million, paid

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in cash, was preliminarily allocated as follows: $11.3 million to identifiable intangible assets acquired, $0.2 million in net assets and $2.0 million to net deferred tax liabilities, with the excess $2.7 million of the purchase price over the fair value of net assets acquired recorded as goodwill. This goodwill is primarily attributable to the value expected from the synergies of the combination, including developing more advanced cloud and machine learning capabilities for our products, and is not deductible for income tax purposes. The results of operations of the acquired entity, which are not material, have been included in our consolidated financial statements from the date of purchase. Pro forma and historical results of operations of the acquired entity have not been presented as we do not consider the results to have a material effect on any of the periods presented in our consolidated statements of operations. We are currently finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Fair Value	Useful Life (months)
Developed technology	$11,310	36
Total intangible assets acquired	$11,310

Other Acquisitions

On May 15, 2017, we acquired 100% of the voting equity interest of a privately-held Delaware corporation that develops technology for search-driven analytics on enterprise data. This acquisition has been accounted for as a business combination. The purchase price of $17.3 million, paid in cash, was preliminarily allocated as follows: $3.8 million to identifiable intangible assets and $0.5 million to net deferred tax liability, with the excess $14.0 million of the purchase price over the fair value of net assets acquired recorded as goodwill. This goodwill is primarily attributable to the value expected from the synergies of the combination, including developing a more intuitive search experience for our products, and is not deductible for income tax purposes. The results of operations of the acquired entity, which are not material, have been included in our consolidated financial statements from the date of purchase. Pro forma and historical results of operations of the acquired entity have not been presented as we do not consider the results to have a material effect on any of the periods presented in our consolidated statements of operations. We are still finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill

There were no impairments to goodwill during the fiscal year ended January 31, 2018 or during prior periods. Goodwill balances are presented below (in thousands):

	Fiscal Year Ended January 31,
	2018	2017
Beginning balance	$124,642	$123,318
Goodwill acquired	36,740	—
Foreign currency translation adjustments	—	1,324
Ending balance	$161,382	$124,642

Intangible Assets

Intangible assets subject to amortization realized from acquisitions as of January 31, 2018 are as follows (in thousands, except useful life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (months)
Developed technology	$82,500	$(36,156)	$46,344	37
Customer relationships	1,810	(1,784)	26	5
Other acquired intangible assets	3,270	(1,498)	1,772	20
Total intangible assets subject to amortization	$87,580	$(39,438)	$48,142

Intangible assets subject to amortization realized from acquisitions as of January 31, 2017 are as follows (in thousands, except useful life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (months)
Developed technology	$59,370	$(23,222)	$36,148	50
Customer relationships	1,810	(1,720)	90	17
Other acquired intangible assets	1,180	(1,005)	175	17
Total intangible assets subject to amortization	$62,360	$(25,947)	$36,413

Additionally, we held $1.3 million of in-process research and development as of January 31, 2017.

Amortization expense from acquired intangible assets was $13.5 million, $11.9 million and $9.2 million for the fiscal year ended January 31, 2018, 2017 and 2016, respectively.

The expected future amortization expense for acquired intangible assets as of January 31, 2018 is as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Period:
Fiscal 2019	$16,459
Fiscal 2020	15,741
Fiscal 2021	12,646
Fiscal 2022	3,296
Total amortization expense	$48,142

(6)  Debt Financing Facilities

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2017. As amended, the agreement provides for a revolving line of credit facility, which expires May 9, 2018. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (4.50% in January 2018) or the LIBOR rate plus 2.75%. As of January 31, 2018, we had no balance outstanding under this agreement. The agreement includes customary financial covenants and restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company. We were in compliance with all covenants as of January 31, 2018.

(7)  Stockholders’ Equity

Common Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 1,000,000,000 shares of common stock, $0.001 par value per share. At January 31, 2018 and January 31, 2017, 142,835,123 shares and 137,169,481 shares of common stock were issued and outstanding, respectively.

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

The following table summarizes the stock option, RSU and PSU award activity during the fiscal years ended January 31, 2017 and 2018:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Options Outstanding				RSUs and PSUs Outstanding
	Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
					(in thousands)
Balances as of January 31, 2016	6,553,144	3,715,999	$4.72	4.24	$154,696	14,752,253
Additional shares authorized	6,577,173
Options exercised		(1,642,599)	4.72
Options forfeited and expired	15,506	(15,506)	11.36
RSUs and PSUs granted	(6,278,185)					6,278,185
RSUs and PSUs vested						(5,644,893)
Shares withheld related to net share settlement of RSUs and PSUs	2,073,020
RSUs and PSUs forfeited and canceled	1,461,131					(1,461,131)
Balances as of January 31, 2017	10,401,789	2,057,894	$4.67	3.28	$109,571	13,924,414
Additional shares authorized	6,858,474
Options exercised		(1,428,602)	2.92
Options forfeited and expired	6,172	(6,172)	50.38
RSUs and PSUs granted	(6,638,656)					6,638,656
RSUs and PSUs vested						(5,555,299)
Shares withheld related to net share settlement of RSUs and PSUs	2,039,915
RSUs and PSUs forfeited and canceled	1,991,298					(1,991,298)
Balances as of January 31, 2018	14,658,992	623,120	$8.22	3.68	$52,435	13,016,473
Vested and expected to vest		623,095	$8.22	3.68	$52,433	12,624,905
Exercisable as of January 31, 2018		611,568	$8.35	3.62	$51,383

(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of January 31, 2018.

During fiscal 2017 and 2018, upon each settlement date of our outstanding RSUs to current employees, RSUs were withheld to cover the required withholding tax, which was based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity within our consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs were not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares were returned to the reserves and were available for future issuance under our 2012 Equity Incentive Plan.

During fiscal 2018 and 2017, we granted 417,861 PSUs and 814,250 PSUs, respectively, to certain executives under our 2012 Equity Incentive Plan, which includes both PSUs awarded but not yet earned, as well as PSUs earned and eligible to vest. The number of PSUs earned and eligible to vest will be determined after a one-year performance period, based on achievement of certain company financial performance measures and the recipient’s continued service with us. The number of shares of our stock to be received at vesting can range from 0% to 200% of the target amount. Compensation expense for PSUs is measured using the fair value at the date of grant and recorded over the vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At January 31, 2018, there was a total unrecognized compensation cost of $0.7 million related to stock options, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 0.8 years. At January 31, 2018, there was a total unrecognized compensation cost of $771.0 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.9 years. At January 31, 2018, total unrecognized compensation cost was $22.8 million related to PSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.5 years. Additionally, during the fiscal year ended January 31, 2016, we issued 671,782 RSAs as a result of an acquisition and at January 31, 2018, total unrecognized compensation cost was $4.2 million related to RSAs, adjusted for estimated forfeitures, which is expected to be recognized over the next 0.9 years. At January 31, 2018, 422,426 RSAs were vested, 186,003 RSAs were forfeited and canceled and 63,353 RSAs were outstanding.

The aggregate intrinsic value of options exercised during the fiscal year ended January 31, 2018, 2017, and 2016 was $93.5 million, $83.5 million, and $162.3 million, respectively. The weighted-average grant date fair value of options granted was $67.81 per share for fiscal 2016. The weighted-average grant date fair value of RSUs granted was $76.40 per share for the fiscal year ended January 31, 2018. The aggregate intrinsic value of RSUs vested during the fiscal year ended January 31, 2018 was $377.1 million. The weighted-average grant date fair value of PSUs granted was $60.25 per share for the fiscal year ended January 31, 2018. The weighted-average grant date fair value of RSAs granted was $69.00 per share for the fiscal year ended January 31, 2016. No RSAs were granted during the fiscal year ended January 31, 2018.

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

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock-based awards, employee stock purchases and restricted stock units was allocated as follows (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Cost of revenues	$33,605	$30,971	$26,057
Research and development	106,690	129,388	89,197
Sales and marketing	159,240	161,164	130,054
General and administrative	58,928	56,518	46,949
Total stock-based compensation expense	$358,463	$378,041	$292,257

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

We did not grant any options to employees during the years ended January 31, 2018 and 2017. The following assumptions were used to estimate the fair value of options granted to employees:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year Ended January 31,
2016
Expected volatility	62.8%
Risk-free rate	1.6%
Dividend yield	—
Expected term (in years)	5.3

Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Forfeitures were estimated based on historical experience.

The following assumptions were used to estimate the fair value of the ESPP:

Fiscal Year Ended January 31,
	2018	2017	2016
Expected volatility	28.4 - 34.5%	37.4 - 57.6%	37.3 - 57.1%
Risk-free rate	1.1 - 1.7%	0.3 - 0.9%	0.1 - 0.7%
Dividend yield	—	—	—
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0

(9)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following tables present our revenues by geographic region for the periods presented (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
United States	$936,865	$725,451	$501,802
International	333,923	224,504	166,633
Total revenues	$1,270,788	$949,955	$668,435

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. One channel partner represented 30% and a second channel partner represented 17% of total revenues during fiscal 2018. One channel partner represented 28% and a second channel partner represented 16% of total revenues during fiscal 2017. One channel partner represented 14% and a second channel partner represented 13% of total revenues during fiscal 2016. The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues during fiscal 2018, 2017 or 2016.

Property and Equipment

The following tables present our property and equipment by geographic region for the periods presented (in thousands):

	As of January 31,
	2018	2017
United States	$153,335	$159,428
International	7,545	6,967
Total property and equipment, net	$160,880	$166,395

Other than the United States, no other individual country exceeded 10% of total property and equipment as of January 31, 2018 or 2017.

(10)  Income Taxes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss before income tax expense consists of the following for the periods shown below (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
United States	$(276,492)	$(362,505)	$(294,624)
International	18,746	12,823	7,980
Total	$(257,746)	$(349,682)	$(286,644)

Income tax expense (benefit) consists of the following for the periods shown below (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Current tax provision:
Federal	$—	$—	$—
State	301	274	223
Foreign	5,878	5,559	3,045
Total current tax provision	6,179	5,833	3,268
Deferred tax provision:
Federal	(2,825)	165	(10,437)
State	(362)	15	(487)
Foreign	(1,635)	(506)	(216)
Total deferred tax provision	(4,822)	(326)	(11,140)
Total tax provision (benefit)	$1,357	$5,507	$(7,872)

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted into law making significant changes to how the U.S. imposes income tax on multinational corporations. Changes include, but not limited to, a decrease in the corporate tax rate from 35% to 21%, effective for tax years after 2017 and a transition of the U.S. international taxation from a worldwide tax system to a territorial tax system by imposing a one-time mandatory repatriation of undistributed foreign earnings. We are required to recognize the effect of the Act in the period of enactment. Subsequent to the enactment of the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend more than one year beyond the enactment date.

In accordance with SAB 118, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of January 31, 2018. Accordingly, we have remeasured our deferred taxes as of January 31, 2018 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. The provisional amount related to the remeasurement of deferred taxes was $230.1 million and is offset by our valuation allowance. In addition, based on our initial assessment no transition tax is expected to be due upon the newly enacted legislation. As we complete our analysis with additional guidance and accounting interpretation to be issued over the next 12 months, we may make adjustments to these provisional amounts. We expect to complete our analysis in fiscal 2019.

The FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provision of the Act in January 2018. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and have not yet made a provisional estimate as we have not yet completed our assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as a period expense in the period the tax is incurred.

Tax Provision

For the fiscal year ended January 31, 2018, our tax provision consisted principally of foreign taxes from legal entities established in foreign jurisdictions and withholding taxes paid offset by a partial release of valuation allowance on our U.S. deferred tax assets from acquisitions. For the fiscal year ended January 31, 2017, our tax provision consisted principally of federal and state taxes in the U.S. and foreign taxes from legal entities established in foreign jurisdictions and withholding taxes paid. For the fiscal year ended January 31, 2016, our tax provision consisted principally of state taxes in the U.S. and foreign

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxes from legal entities established in foreign jurisdictions and withholding taxes paid offset by a partial release of valuation allowance on our U.S. deferred tax assets as a result of an acquisition during the 2016 fiscal year.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Expected provision at U.S. federal statutory rate	$(54,126)	$(118,892)	$(97,459)
State income taxes - net of federal benefit	(8,918)	(10,711)	(8,730)
Stock-based compensation	8,450	21,772	10,734
Research and development tax credits	(18,463)	(13,496)	(11,965)
Tax reserve for uncertain tax positions	375	18	26
Change in valuation allowance	(154,299)	124,220	108,300
Non-deductible expenses	2,145	2,694	2,632
Release of valuation allowance due to acquisitions	(3,187)	—	(10,924)
Impact of the Act - U.S. tax rate differential	230,133	—	—
Non-U.S. tax rate differential	(753)	(98)	(486)
Total tax provision (benefit)	$1,357	$5,507	$(7,872)

Deferred tax assets and liabilities consist of the following (in thousands):

	Fiscal Year Ended January 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$401,339	$220,818
Accrued liabilities	16,546	14,848
Tax credit carryforwards	71,373	49,280
Stock-based compensation	22,411	36,074
Deferred revenue	47,393	40,046
Valuation allowance	(551,419)	(356,782)
Total deferred tax assets	7,643	4,284
Deferred tax liabilities:
Depreciation and amortization	(4,539)	(3,459)
Total deferred tax liabilities	(4,539)	(3,459)
Net deferred taxes	3,104	825
Recorded as:
Non-current deferred tax assets	554,523	357,607
Non-current valuation allowance	(551,419)	(356,782)
Net deferred tax assets	$3,104	$825

Net operating loss and tax credit carryforwards as of January 31, 2018 are as follows (in thousands):

	Amount	Expiration years
Net operating loss, federal (generated in taxable years ending after 12/31/17)	$193,434	No expiration
Net operating loss, federal (generated in taxable years prior to 12/31/17)	1,406,923	2025 - 2038
Net operating loss, state	1,073,049	2019 - 2038
Tax credit, federal	52,275	2026 - 2038
Tax credit, state	50,392	N/A

ASC Topic 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that we assess that realization is more likely than not. Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Due to our history of U.S. operating losses, we believe the recognition of the deferred tax assets arising from the above-mentioned future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax benefits is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net U.S. deferred tax assets. The valuation allowance totaled $551.4 million, $356.8 million and $236.2 million for fiscal 2018, 2017, and 2016, respectively.

The gross increase in the valuation allowance was $194.6 million between fiscal 2018 and 2017. At January 31, 2018, we had federal and state net operating loss carryforwards of $1.6 billion and $1.1 billion, respectively. The net operating losses for federal and state purposes begin to expire starting in 2025 and 2019, respectively. The Act allows federal net operating losses generated for years ending after December 31, 2017 to be carried forward indefinitely. As a result of the Act, $193.4 million of the net operating losses from the 2018 fiscal year will not expire. Additionally, we had federal and state research and development tax credit carryforwards of $100.4 million and $76.7 million as of January 31, 2018 and 2017, respectively. Our federal tax credits will start to expire in 2026 if not utilized. At January 31, 2018, we also had $2.3 million of California Enterprise Zone credits. The California Enterprise Zone credits will expire in 2024 if not utilized.

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

Because of certain prior period ownership changes, the utilization of a portion of our U.S. federal and state NOL and tax credit carryforwards may be limited.

We have not provided U.S. income taxes for the unremitted earnings of foreign subsidiaries because such earnings are intended to be reinvested in the foreign jurisdictions. As a result of the Act, we have accumulated deficits such that no transition tax is expected to be due upon newly enacted IRC 965.

Due to the adoption of ASU 2016-09, the excess tax benefits associated with stock-based compensation are recognized as income tax expense in our consolidated statements of operations.

As of January 31, 2018, our unrecognized tax benefits were $31.8 million, of which $0.7 million would, if recognized, impact our effective tax rate. The remainder will not, if recognized, affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets.

Unrecognized tax benefit balances are presented below (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Balance at beginning of year	$16,755	$12,493	$8,462
Increase related to prior year tax positions	6,355	—	—
Decrease related to prior year tax positions	—	—	—
Increase related to current year tax positions	8,692	4,262	4,031
Balance at end of year	$31,802	$16,755	$12,493

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

We are subject to income taxes in United States federal and various state and local jurisdictions. Generally, we are no longer subject to United States federal, state and local tax examinations for tax years ended before January 31, 2014. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

The amount of unrecognized tax benefits could be reduced upon filing of an Application for Change In Accounting Method with the Internal Revenue Service. We estimate that our potential reduction in unrecognized tax benefits during the next 12 months to be $6.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 31, 2018 and 2017, there was accrued interest and penalties of $0.1 million.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2018	2017	2016
Numerator:
Net loss	$(259,103)	$(355,189)	$(278,772)
Denominator:
Weighted-average common shares outstanding	139,921	134,357	127,415
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(55)	(447)	(669)
Weighted-average shares used to compute net loss per share, basic and diluted	139,866	133,910	126,746
Net loss per share, basic and diluted	$(1.85)	$(2.65)	$(2.20)

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

	As of January 31,
	2018	2017	2016
Shares subject to outstanding common stock options	623	2,058	3,716
Shares subject to outstanding RSUs, PSUs and RSAs	13,080	14,002	15,374
Employee stock purchase plan	543	669	548
Total	14,246	16,729	19,638

(12)  Related Party Transactions

Certain members of our board of directors (“Board”) serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours. All contracts with related parties are executed in the ordinary course of business. We recognized revenue from sales to these companies of $13.3 million, $7.3 million, and $5.1 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. There were $0.9 million and $1.9 million in accounts receivable due from these companies as of January 31, 2018 and 2017, respectively. We also recorded $1.8 million, $0.4 million, and $2.3 million in expenses related to purchases from these companies during the fiscal years ended January 31, 2018, 2017 and 2016, respectively. There were $0.3 million in accounts payable due to these companies as of January 31, 2018, and no accounts payable to these companies as of January 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)  Subsequent Event

On February 27, 2018, we entered into a definitive agreement to acquire Phantom Cyber Corporation, a privately-held Delaware company, which develops solutions for security orchestration, automation and response in exchange for total consideration of approximately $350.0 million, subject to adjustment. The acquisition will be accounted for as a business combination and accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. We have not yet determined the purchase price allocation for the transaction. The acquisition is expected to close during the first half of calendar year 2018, subject to customary closing conditions and regulatory reviews.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2018.

The effectiveness of our internal control over financial reporting as of January 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K (the “Proxy Statement”).

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of the Company, with regard to their Splunk-related activities. Our code of business conduct and ethics is available on our website at http://investors.splunk.com/corporate-governance. We will post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the NASDAQ Stock Market.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections entitled “Corporate Governance at Splunk – Related Party and Other Transactions” and “Corporate Governance at Splunk – Director Independence” in our Proxy Statement.

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

10.4#
Amendment to 2012 Equity Incentive Plan, effective as of September 14, 2017 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on December 6, 2017).

10.5#	2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Registration Statement on Form S-1 filed on April 6, 2012).

10.6
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

10.8
Second Amendment to Office Lease, dated as of November 20, 2012, between Kilroy Realty, L.P. and Splunk Inc. (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.9
Third Amendment to Office Lease, dated as of December 11, 2015, between Kilroy Realty, L.P. and the Registrant (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on September 8, 2016).

10.10
Office Lease, dated as of April 29, 2014, between 270 Brannan Street, LLC and the Registrant (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 9, 2014).

10.11
Office Lease, dated as of August 24, 2015, between FRIT San Jose Town and Country Village, LLC and the Registrant (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2015).

10.12
First Amendment to Office Lease, dated as of May 23, 2016, between FRIT San Jose Town and Country Village, LLC and the Registrant (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on September 8, 2016).

10.13
Second Amendment to Office Lease, dated as of December 12, 2016, between FRIT San Jose Town and Country Village, LLC and the Registrant (incorporated by reference to Exhibit 10.12 filed with the Registrant’s Annual Report on Form 10-K filed on March 29, 2017).

10.14#
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

10.19#
Promotion Letter between the Registrant and Susan St. Ledger, dated as of October 3, 2017 (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on December 6, 2017).

10.20#	Transition Plan and Release Agreement between the Registrant and Richard Campione, dated as of January 8, 2018.

10.21#	Executive Bonus Plan (incorporated by reference to Exhibit 10.15 filed with the Registrant’s Registration Statement on Form S-1 filed on April 6, 2012).

10.22#	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.23#	Form of Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.24#	Form of Subscription Agreement under the 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.25#
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2018.

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

Signature	Title	Date

/s/ Douglas S. Merritt	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2018
Douglas S. Merritt

/s/ David F. Conte	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2018
David F. Conte

/s/ Godfrey R. Sullivan	Chairman and Director	March 30, 2018
Godfrey R. Sullivan

/s/ Mark T. Carges	Director	March 30, 2018
Mark T. Carges

/s/ Sara J. Baack	Director	March 30, 2018
Sara J. Baack

/s/ John G. Connors	Director	March 30, 2018
John G. Connors

/s/ Elisa A. Steele	Director	March 30, 2018
Elisa A. Steele

/s/ Patricia B. Morrison	Director	March 30, 2018
Patricia B. Morrison

/s/ Thomas M. Neustaetter	Director	March 30, 2018
Thomas M. Neustaetter

/s/ Stephen G. Newberry	Director	March 30, 2018
Stephen G. Newberry

/s/ Graham V. Smith	Director	March 30, 2018
Graham V. Smith