Form 10-Q
period 2018-04-30
SPLUNK INC
filed 2018-06-08
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018

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

There were 145,002,842 shares of the registrant’s Common Stock issued and outstanding as of May 30, 2018.

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	April 30, 2018	January 31, 2018
		*As Adjusted
Assets
Current assets
Cash and cash equivalents	$481,826	$545,947
Investments, current	468,321	619,203
Accounts receivable, net	207,913	396,413
Prepaid expenses and other current assets	90,072	70,021
Deferred commissions, current	52,545	52,451
Total current assets	1,300,677	1,684,035
Investments, non-current	9,750	5,375
Property and equipment, net	155,674	160,880
Intangible assets, net	87,537	48,142
Goodwill	413,881	161,382
Deferred commissions, non-current	36,754	37,920
Other assets	46,009	41,711
Total assets	$2,050,282	$2,139,445
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,898	$11,040
Accrued compensation	100,156	145,365
Accrued expenses and other liabilities	76,105	84,631
Deferred revenue, current	472,313	489,913
Total current liabilities	658,472	730,949
Deferred revenue, non-current	176,076	178,792
Other liabilities, non-current	97,194	98,383
Total non-current liabilities	273,270	277,175
Total liabilities	931,742	1,008,124
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 144,985,870 shares issued and outstanding at April 30, 2018, and 142,835,123 shares issued and outstanding at January 31, 2018	144	143
Accumulated other comprehensive income (loss)	(1,538)	156
Additional paid-in capital	2,194,900	2,086,893
Accumulated deficit	(1,074,966)	(955,871)
Total stockholders’ equity	1,118,540	1,131,321
Total liabilities and stockholders’ equity	$2,050,282	$2,139,445

* Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,
	2018	2017
		*As Adjusted
Revenues
License	$138,975	$102,562
Maintenance and services	172,664	124,206
Total revenues	311,639	226,768
Cost of revenues (1)
License	5,124	2,928
Maintenance and services	72,846	55,235
Total cost of revenues	77,970	58,163
Gross profit	233,669	168,605
Operating expenses (1)
Research and development	86,357	71,298
Sales and marketing	218,036	173,461
General and administrative	50,742	36,496
Total operating expenses	355,135	281,255
Operating loss	(121,466)	(112,650)
Interest and other income (expense), net
Interest income (expense), net	1,114	(528)
Other income (expense), net	(135)	(608)
Total interest and other income (expense), net	979	(1,136)
Loss before income taxes	(120,487)	(113,786)
Income tax provision (benefit)	(1,988)	1,338
Net loss	$(118,499)	$(115,124)

Basic and diluted net loss per share	$(0.83)	$(0.84)

Weighted-average shares used in computing basic and diluted net loss per share	143,548	137,785

(1) Amounts include stock-based compensation expense, as follows:

Cost of revenues	$8,804	$8,192
Research and development	26,416	26,797
Sales and marketing	43,047	40,643
General and administrative	16,354	14,423

* Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.
.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2018	2017
		*As Adjusted
Net loss	$(118,499)	$(115,124)
Other comprehensive loss
Net unrealized gain (loss) on investments (net of tax)	192	(482)
Foreign currency translation adjustments	(1,886)	(94)
Total other comprehensive loss	(1,694)	(576)
Comprehensive loss	$(120,193)	$(115,700)

* Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2018	2017
		*As Adjusted
Cash flows from operating activities
Net loss	$(118,499)	$(115,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,416	9,103
Amortization of deferred commissions	15,788	10,317
Amortization of investment premiums (accretion of discounts)	(176)	217
Stock-based compensation	94,621	90,055
Deferred income taxes	(239)	101
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	195,576	66,056
Prepaid expenses and other assets	(23,299)	(7,057)
Deferred commissions	(14,716)	(10,276)
Accounts payable	(1,078)	714
Accrued compensation	(44,435)	(10,988)
Accrued expenses and other liabilities	(14,340)	(7,905)
Deferred revenue	(24,132)	16,145
Net cash provided by operating activities	76,487	41,358
Cash flows from investing activities
Purchases of investments	(22,875)	(122,473)
Maturities of investments	174,125	163,065
Acquisition, net of cash acquired	(284,170)	—
Purchases of property and equipment	(2,296)	(5,605)
Other investment activities	(4,375)	—
Net cash provided by (used in) investing activities	(139,591)	34,987
Cash flows from financing activities
Proceeds from the exercise of stock options	1,113	1,487
Taxes paid related to net share settlement of equity awards	(779)	(32,462)
Repayment of financing lease obligation	(589)	(317)
Net cash used in financing activities	(255)	(31,292)
Effect of exchange rate changes on cash and cash equivalents	(762)	28
Net increase (decrease) in cash and cash equivalents	(64,121)	45,081
Cash and cash equivalents at beginning of period	545,947	421,346
Cash and cash equivalents at end of period	$481,826	$466,427
Supplemental disclosures
Cash paid for income taxes	$2,139	$2,263
Cash paid for interest expense related to financing lease obligation	2,069	1,868
Non-cash investing and financing activities
Decrease in accrued purchases of property and equipment	(791)	(232)

* Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

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

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2019 or fiscal year 2019, for example, refer to the fiscal year ending January 31, 2019.

Basis of Presentation

Effective February 1, 2018, we adopted the Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as discussed in "Recently Adopted Accounting Standards" below. Disclosures in this Quarterly Report on Form 10-Q have been updated to comply with the new standards, as indicated by the "As Adjusted" reference in these condensed consolidated financial statements and related notes.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of January 31, 2018 was derived from audited financial statements as adjusted to reflect the impact of the full retrospective adoption of Topic 606; but does not include all disclosures required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2018, filed with the SEC on March 30, 2018.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods covered by the financial statements and accompanying notes. In particular, we make estimates with respect to the stand-alone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, uncollectible accounts receivable, the assessment of the useful life and recoverability of long-lived assets (property and equipment, goodwill and identified intangibles), the period of benefit for deferred commissions, stock-based compensation expense, the fair value of assets acquired and liabilities assumed for business combinations, income taxes, leases and contingencies. Actual results could differ from those estimates.

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

Revenue Recognition

We generate revenues primarily in the form of software license and related maintenance fees, cloud services and other services fees. Licenses for on-premises software are either perpetual or term licenses and provide the customer with a right to use the software, upon delivery to the customer. Typically, when purchasing a perpetual license, a customer also purchases one year of maintenance for which we charge a percentage of the license fee. When a term license is purchased, maintenance is bundled with the license for the term of the license period. Cloud services are provided on a subscription basis and give our customers access to our cloud solutions, which include related customer support. Other services include training and professional services that are not integral to the functionality of the licenses or cloud services.

Revenue from on-premises licenses is recognized upfront upon transfer of control of the software, which occurs at delivery, or when the license term commences, if later. We recognize revenue from maintenance contracts ratably over the service period. Cloud services revenue is recognized ratably over the cloud service term. Training and professional services are provided either on a time and material basis, in which revenues are recognized as services are delivered, or over a contractual term, in which revenues are recognized ratably. With respect to contracts that include customer acceptance provisions, we recognize revenue upon customer acceptance. Our policy is to record revenues net of any applicable sales, use or excise taxes.

Our contracts with customers often contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on an observable standalone selling price when it is available, as well as other factors, including, the price charged to customers, our discounting practices, and our overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable or uncertain, we estimate the SSP using a residual approach.

A receivable is recorded in the period we deliver products or provide services, or when we have an unconditional right to payment. Some of our multi-year on-premises license contracts are invoiced annually and we recognize the license revenues upfront and record a corresponding receivable, as we have an unconditional right to receive payment. Current and non-current accounts receivable, net of allowance for doubtful accounts, was $213.8 million and $396.4 million as of April 30, 2018 and January 31, 2018, respectively.

Payment terms and conditions vary by contract type, although our terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of payment, we have determined our contracts do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing.

Deferred revenue is recorded when we invoice a contract prior to recognizing revenue. It is comprised mainly of balances related to maintenance and cloud services invoiced at the beginning of each service period. Deferred revenue also includes balances for training and professional services for which a payment has been received in advance of performance, as well as for licenses that we invoice and deliver prior to the license term commencing.

Deferred Sales Commissions

Sales commissions paid to our sales force and the related payroll taxes are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are capitalized and recorded in "Deferred commissions, current and non-current" in our condensed consolidated balance sheets. We generally amortize these costs over the remaining contractual term of our customer contracts, consistent with the pattern of revenue recognition of each performance obligation, for contracts in which the commissions paid on the initial and renewal contracts are commensurate. For certain contracts in which the commissions paid on the initial and renewal contracts are not commensurate, we amortize the commissions paid on the initial contract over an expected period of benefit, which we have determined to be approximately five years. We have determined the period of benefit by taking into consideration our customer contracts, the duration of our relationships with our customers and our technology. We include amortization of deferred commissions in "sales and marketing expense" in our condensed consolidated statements of operations. In capitalizing and amortizing deferred commissions, we have elected to apply a portfolio approach. There were no impairments to deferred commissions for all periods presented.

Equity Investments

Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from transactions for identical or similar investments issued by the same issuer. Changes in the basis of the equity investment will be recognized in "Other income (expense), net."

Investments in entities where we have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. Our results of operations will include, as a component of "Other income (expense), net," our share of the net income or loss of the equity investments accounted for under the equity method of accounting.

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

The number of PSUs earned and eligible to vest are determined based on achievement of certain performance conditions and/or market conditions and the recipients' continued service with us. For awards subject to service and performance conditions, the number of shares of our stock issued pursuant to the award can range from 0% to 200% of the target amount. For awards subject to service and performance conditions that also include market conditions, the number of shares of our stock issued pursuant to the award can range from 0% to 300% of the target amount. Compensation expense for PSUs with performance conditions is measured using the fair value at the date of grant and recorded over the vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. We use a Monte Carlo option-pricing model to determine the fair value of PSUs with market conditions.

Recently Adopted Accounting Standards

In May 2017, the FASB issued ASU No. 2017-09 (Topic 718), Scope of Modification Accounting. The new standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. We adopted this new standard as of February 1, 2018. The adoption of this new standard did not have an impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 (Topic 805), Business Combinations - Clarifying the Definition of a Business. The new standard narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. We adopted this new standard as of February 1, 2018, and anticipate that the adoption of the new guidance will result in more transactions being accounted for as asset acquisitions rather than business combinations and that the new standard will impact management's consideration of strategic investments. The adoption of this new standard did not have an impact on our condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16 (Topic 740), Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which includes a revision of the accounting for the income tax consequences of intra-entity transfers of assets other than inventory to reduce the complexity in accounting standards. We adopted this new standard as of February 1, 2018 with an immaterial cumulative effect adjustment recorded in accumulated deficit as of February 1, 2018.

In January 2016, the FASB issued ASU No. 2016-01 (Subtopic 825-10), Financial Instruments - Overall. The amendments in this update, and recent clarifications issued by the FASB through ASU No. 2018-03 and ASU No. 2018-04, address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, and require equity securities to be measured at fair value with changes in fair value recognized through net income. We adopted this new standard as of February 1, 2018 on a prospective basis. As part of the adoption, we elected to apply the measurement alternative for our non-marketable equity investments that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adoption of these standards did not result in an adjustment for our non-marketable equity investments.

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition and establishes a new revenue standard. This new standard is based on the principle that revenue is recognized to depict the transfer of control of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has also issued several amendments to the new standard which were designed to clarify and simplify the adoption process.

In preparation for adoption of the new standard, we updated our accounting policies, systems, internal controls and processes. We adopted Topic 606 as of February 1, 2018 using the full retrospective method, which requires us to adjust our historical financial information for fiscal years 2017 and 2018 to be consistent with the new standard. The most significant impacts of the standard relate to the timing of revenue recognition for arrangements involving term licenses, deferred revenue and sales commissions. Under the new revenue standard, we are required to recognize term license revenues upon the transfer of the license and the associated maintenance revenues over the contract period. Additionally, some deferred revenue, primarily from arrangements involving term licenses, was never recognized as revenue and instead is now a part of the cumulative effect adjustment within accumulated deficit. Finally, we are required to capitalize and amortize incremental costs of obtaining a contract, such as certain sales commission costs, over the remaining contractual term or over an expected period of benefit, which we have determined to be approximately five years.

For all reporting periods presented before the date of initial adoption, we have elected not to disclose the amount of the transaction price allocated to the remaining performance obligations or provide an explanation of when we expect to recognize that amount as revenue. Additionally, we have also elected not to separately evaluate each contract modification that occurred before the initial adoption date. We have elected not to assess whether a contract has a significant financing component if we expect at contract inception that the period between payment and the transfer of products or services will be one year or less.

The following tables present the impact of the new revenue standard to the reported results on our selected condensed consolidated statements of operations data and condensed consolidated balance sheet data and (in thousands, except per share data):

Selected Condensed Consolidated Statement of Operations Data

	Three Month Ended April 30, 2017
	As Reported	Impact of Adoption	As Adjusted
Revenues
License	$116,726	$(14,164)	$102,562
Maintenance and services	125,722	(1,516)	124,206
Total revenues	242,448	(15,680)	226,768
Gross Profit	184,285	(15,680)	168,605
Operating expenses
Sales and marketing	173,948	(487)	173,461
Operating loss	(97,457)	(15,193)	(112,650)
Net loss	$(99,931)	$(15,193)	$(115,124)

Basic and diluted net loss per share	$(0.73)	$(0.11)	$(0.84)

Selected Condensed Consolidated Balance Sheet Data

	January 31, 2018
	As Reported	Impact of Adoption	As Adjusted
Assets
Accounts receivable, net	$391,799	$4,614	$396,413
Deferred commissions, current	—	52,451	52,451
Deferred commissions, non-current	—	37,920	37,920
Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	77,160	7,471	84,631
Deferred revenue, current	635,253	(145,340)	489,913
Deferred revenue, non-current	269,954	(91,162)	178,792
Accumulated deficit	(1,279,887)	324,016	(955,871)

The adoption of Topic 606 had no impact to cash provided by or used in operating, financing, or investing activities on our condensed consolidated statements of cash flows.

Recently Issued Accounting Pronouncements

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

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of April 30, 2018 and January 31, 2018 (in thousands):

	April 30, 2018				January 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$432,658	$—	$—	$432,658	$341,687	$—	$—	$341,687
U.S. treasury securities	—	468,321	—	468,321	—	619,203	—	619,203
Other	—	—	4,000	4,000	—	—	—	—
Reported as:
Assets:
Cash and cash equivalents				$432,658				$341,687
Investments, current				468,321				619,203
Investments, non-current				4,000				—
Total				$904,979				$960,890

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table represents our investments in U.S. treasury securities, which we have classified as available-for-sale investments as of April 30, 2018 (in thousands):

	April 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$469,271	$—	$(950)	$468,321
Total available-for-sale investments in U.S. treasury securities	$469,271	$—	$(950)	$468,321

The following table represents our investments in U.S. treasury securities, which we have classified as available-for-sale investments as of January 31, 2018 (in thousands):

	January 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$620,345	$—	$(1,142)	$619,203
Total available-for-sale investments in U.S. treasury securities	$620,345	$—	$(1,142)	$619,203

As of April 30, 2018, and January 31, 2018, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
April 30, 2018
U.S. treasury securities	$468,321	$(950)	$—	$—	$468,321	$(950)
January 31, 2018
U.S. treasury securities	$619,203	$(1,142)	$—	$—	$619,203	$(1,142)

As of April 30, 2018, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments are as follows (in thousands):

April 30, 2018
Due within one year	$468,321
Total	$468,321

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

Equity Investments

Our equity investments are reported in "Investments, non-current" on our condensed consolidated balance sheets. The following table provides a summary of our equity investments as of April 30, 2018 and January 31, 2018 (in thousands):

	April 30, 2018	January 31, 2018
Equity investments without readily determinable fair values	$5,000	$5,000
Equity investments under the equity method of accounting	750	375
Total	$5,750	$5,375

(3)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable leases. Rent expense, net of sublease income, for our operating leases was $6.1 million and $5.3 million for the three months ended April 30, 2018 and 2017, respectively.

The following summarizes our operating lease commitments as of April 30, 2018 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$159,581	$24,510	$42,642	$35,245	$57,184
 _________________________

(1) We have entered into sublease agreements for portions of our office space and the future rental income of $8.1 million from these agreements has been included as an offset to our future minimum rental payments.

Facility Exit Costs

In fiscal 2017, we relocated certain corporate offices in the San Francisco Bay Area and as a result, some of our leased office spaces are no longer in use. Accordingly, we calculated and recorded a liability at the "cease-use" date related to those operating leases based on the difference between the present value of the estimated future sublease rental income and the present value of our remaining lease obligations, adjusted for the effects of any prepaid or deferred items. We recorded a facility exit charge of approximately $8.6 million to "General and administrative" expenses in fiscal 2017 associated with the recognition of the liability. The short-term portion of the liability is recorded in "Accrued expenses and other liabilities" and the long-term portion of the liability is recorded in "Other liabilities, non-current," on the condensed consolidated balance sheets. Our cease-use liability was $0.3 million as of April 30, 2018.

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

As of April 30, 2018, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal 2019	$9,432
Fiscal 2020	12,928
Fiscal 2021	13,316
Fiscal 2022	13,715
Fiscal 2023	14,127
Thereafter	8,142
Total future minimum lease payments	$71,660

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at April 30, 2018. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following (in thousands):

	As of
	April 30, 2018	January 31, 2018
Computer equipment and software	$69,866	$69,457
Furniture and fixtures	18,051	18,090
Leasehold and building improvements (1)	68,213	67,348
Building (2)	82,250	82,250
Property and equipment, gross	238,380	237,145
Less: accumulated depreciation and amortization	(82,706)	(76,265)
Property and equipment, net	$155,674	$160,880
 _________________________
(1) Includes costs related to assets not yet placed into service of $3.6 million and $2.8 million, as of April 30, 2018 and January 31, 2018, respectively.
(2) This relates to the capitalization of construction costs in connection with our financing lease obligation, where we are considered the owner of the asset, for accounting purposes only. There is a corresponding long-term liability for this obligation on our consolidated balance sheets under “Other liabilities, non-current.” Refer to Note 3 “Commitments and Contingencies” for details.

Depreciation and amortization expense on Property and Equipment, net was $6.7 million and $6.4 million for the three months ended April 30, 2018 and 2017, respectively.

(5)  Acquisitions, Goodwill and Intangible Assets

Phantom

On April 6, 2018, we acquired 100% of the voting equity interests of Phantom Cyber Corporation (“Phantom”), a privately-held Delaware company, which develops solutions for security orchestration, automation and response. This acquisition has been accounted for as a business combination. The purchase price of $303.8 million, paid in cash of $291.5 million and $12.3 million in fair value of replacement equity awards attributable to pre-acquisition service, was preliminarily allocated as follows: $44.1 million to identified intangible assets, $7.2 million to net assets acquired, with the excess $252.5 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of Phantom, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Additionally, we recognized $3.3 million of acquisition-related costs as general and administrative expense on our condensed consolidated statements of operations during the three months ended April 30, 2018.

Per terms of the merger agreement with Phantom, certain share-based compensation awards held by Phantom’s founders were canceled and exchanged for replacement equity awards consisting of unregistered restricted shares of our common stock subject to vesting. The portion of the fair value of partially vested awards associated with prior service of Phantom's founders represented a component of the total purchase consideration, as discussed above. The remaining fair value of $62.2 million of these issued awards, which are subject to the recipients' continued service with us and thus excluded from the purchase price, will be recognized ratably as stock-based compensation expense over the required service period. Pro forma and historical results of operations of Phantom have not been presented as we do not consider the results to have had a material effect on any of the periods presented in our condensed consolidated statements of operations. We are still finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Fair Value	Useful Life (months)
Developed technology	$34,400	84
Customer relationships	9,700	60
Total intangible assets acquired	$44,100

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

Drastin

On May 15, 2017, we acquired 100% of the voting equity interest of Drastin, Inc. ("Drastin"), a privately-held Delaware corporation that develops technology for search-driven analytics on enterprise data. This acquisition has been accounted for as a business combination. The purchase price of $17.3 million, paid in cash, was preliminarily allocated as follows: $3.8 million to identifiable intangible assets and $0.5 million to net deferred tax liability, with the excess $14.0 million of the purchase price over the fair value of net assets acquired recorded as goodwill. This goodwill is primarily attributable to the value expected from the synergies of the combination, including developing a more intuitive search experience for our products, and is not deductible for income tax purposes. The results of operations of the acquired entity, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Pro forma and historical results of operations of the acquired entity have not been presented as we do not consider the results to have a material effect on any of the periods presented in our condensed consolidated statements of operations. We are still finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Fair Value	Useful Life (months)
Developed technology	$3,500	48
Other acquired intangible assets	300	24
Total intangible assets acquired	$3,800

Goodwill

There were no impairments to goodwill during the three months ended April 30, 2018 or during prior periods. Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of January 31, 2018	$161,382
Goodwill acquired	252,499
Balance as of April 30, 2018	$413,881

Intangible Assets

Intangible assets subject to amortization realized from acquisitions as of April 30, 2018 are as follows (in thousands, except useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (months)
Developed technology	$116,900	$(40,406)	$76,494	56
Customer relationships	11,510	(1,961)	9,549	59
Other acquired intangible assets	3,270	(1,776)	1,494	18
Total intangible assets subject to amortization	$131,680	$(44,143)	$87,537

Amortization expense from acquired intangible assets was $4.7 million and $2.7 million for the three months ended April 30, 2018 and 2017, respectively.

The expected future amortization expense for acquired intangible assets as of April 30, 2018 is as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal 2019	$17,466
Fiscal 2020	22,597
Fiscal 2021	19,500
Fiscal 2022	10,149
Fiscal 2023	6,854
Thereafter	10,971
Total amortization expense	$87,537

(6)  Debt Financing Facilities

On May 9, 2013, we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2018. As amended, the agreement provides for a revolving line of credit facility, which expires May 2019. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (4.75% in April 2018) or the LIBOR rate plus 2.75%. As of April 30, 2018, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of April 30, 2018.

(7)  Stock Compensation Plans

The following table summarizes the stock option, restricted stock unit (“RSU”) and performance unit (“PSU”) award activity during the three months ended April 30, 2018:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
				(in years)	(in thousands)
Balances as of January 31, 2018	14,658,992	623,120	$8.22	3.68	$52,435	13,016,473
Additional shares authorized	7,141,756
Options exercised	—	(129,709)	8.58		12,207
RSUs and PSUs granted	(1,540,140)					1,540,140
RSUs and PSUs vested	—					(1,257,859)
Shares withheld related to net share settlement of RSUs and PSUs	39					—
RSUs and PSUs forfeited and canceled	251,726					(251,726)
Balances as of April 30, 2018	20,512,373	493,411	$8.13	3.48	$46,639	13,047,028
Vested and expected to vest		493,397	$8.13	3.48	$46,637	12,639,139
Exercisable as of April 30, 2018		486,321	$8.23	3.44	$45,920
 _________________________
(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of April 30, 2018.

Beginning in fiscal 2016, we have granted PSUs to certain executives under our 2012 Equity Incentive Plan. The number of PSUs earned and eligible to vest are determined based on achievement of certain performance conditions and/or market conditions and the recipients' continued service with us. For awards subject to service and performance conditions, the number of shares of our stock issued pursuant to the award can range from 0% to 200% of the target amount. For awards subject to service and performance conditions that also include market conditions, the number of shares of our stock issued pursuant to the award can range from 0% to300% of the target amount.

At April 30, 2018, total unrecognized compensation cost related to stock options was $0.4 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 0.6 years. At April 30, 2018, total unrecognized compensation cost was $785.4 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.8 years. At April 30, 2018, total unrecognized compensation cost was $61.6 million related to PSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.8 years. During fiscal 2016, we issued 671,782 restricted shares of our common stock (“RSAs”). Additionally, during the three months ended April 30, 2018, we issued 763,218 RSAs. At April 30, 2018, total unrecognized compensation cost related to RSAs was $64.7 million, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.7 years. At April 30, 2018, 426,168 RSAs had vested, 186,003 RSAs were forfeited and canceled and 822,829 RSAs were outstanding.

The weighted-average grant date fair value of RSUs granted was $107.27 per share during the three months ended April 30, 2018. The weighted-average grant date fair value of PSUs granted was $108.04 per share during the three months ended April 30, 2018. The weighted-average grant date fair value of RSAs granted was $81.40 per share during the three months ended April 30, 2018.

(8) Deferred Revenue and Performance Obligations

Deferred Revenue

Changes in deferred revenue for the three months ended April 30, 2018 were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2018*	$668,705
Additions to deferred revenue	127,234
Recognition of deferred revenue	(147,550)
Balance as of April 30, 2018	$648,389
* Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $764.8 million as of April 30, 2018, of which we expect to recognize approximately 90% as revenue over the next 24 months and the remainder thereafter.

Disaggregation of Revenues

Refer to Note 9 "Geographic Information" for details regarding disclosures on the disaggregation of revenues.

(9)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended April 30,
	2018	2017*
United States	$227,442	$162,462
International	84,197	64,306
Total revenues	$311,639	$226,768

*Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

Other than the United States, no other individual country exceeded 10% of total revenues for the three months ended April 30, 2018 and 2017. One channel partner represented 29% of total revenues during the three months ended April 30, 2018 and 2017, respectively. A second channel partner represented approximately 15% and 16% of total revenues during the three months ended April 30, 2018 and 2017, respectively. The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three months ended April 30, 2018 or 2017.

At April 30, 2018, one channel partner represented 39% and a second channel partner represented 28% of total current and non-current accounts receivable. At January 31, 2018, one channel partner represented 39% and a second channel partner represented 10% of total current and non-current accounts receivable.

Property and Equipment

The following table presents our property and equipment, net of depreciation and amortization, by geographic region for the periods presented (in thousands):

	As of
	April 30, 2018	January 31, 2018
United States	$148,021	$153,335
International	7,653	7,545
Total property and equipment, net	$155,674	$160,880

Other than the United States, no other country represented 10% or more of our total property and equipment as of April 30, 2018 or January 31, 2018.

(10)  Income Taxes

For the three months ended April 30, 2018 and 2017, we recorded a $2.0 million income tax benefit and $1.3 million of income tax expense, respectively. The decrease in income tax expense for the three months ended April 30, 2018 was primarily due to the partial release of the valuation allowance as a result of an acquisition.

During fiscal year 2018, we recorded an increase to unrecognized tax benefits with an offset to the valuation allowance for $6.0 million relating to a change in accounting method for tax purposes. During the period ended April 30, 2018, we filed an application to formally change the accounting method with the IRS and received audit protection. As such, a reversal of the unrecognized tax benefits of $6.0 million was recorded with an offset to the valuation allowance during the period ended April 30, 2018. We do not expect to have other significant changes to unrecognized tax benefits through the end of fiscal year 2019. Because of our history of tax losses, all years remain open to tax audit.

Tax Cuts and Jobs Act of 2017

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows us to record provisional amounts for the 2017 Tax Cuts and Jobs Act (the "Tax Act") during a measurement period not to extend beyond one year of the enactment date, with further clarifications made recently with the issuance of ASU No. 2018-05. Through April 30, 2018, we did not have any significant adjustments to our provisional amounts. We will continue our analysis of these provisional amounts, which are still subject to change during the measurement period. We anticipate further guidance on accounting interpretations from the FASB and application of the law from the Department of Treasury. We expect to reach a final determination within the measurement period described above.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income ("GILTI"), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At April 30, 2018, we have included GILTI related to current year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2018	2017*
Numerator:
Net loss	$(118,499)	$(115,124)
Denominator:
Weighted-average common shares outstanding	143,609	137,861
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(61)	(76)
Weighted-average shares used to compute net loss per share, basic and diluted	143,548	137,785
Net loss per share, basic and diluted	$(0.83)	$(0.84)
* Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

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

	As of April 30,
	2018	2017
Shares subject to outstanding common stock options	493	1,734
Shares subject to outstanding RSUs, PSUs and RSAs	13,870	13,069
Employee stock purchase plan	602	718
Total	14,965	15,521

(12)  Related Party Transactions

Certain members of our board of directors serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours. All contracts with related parties are executed in the ordinary course of business. We recognized revenues from sales to these companies of $2.4 million and $3.0 million for the three months ended April 30, 2018 and 2017, respectively. We recorded $0.7 million and $0.2 million in expenses related to purchases from these companies during the three months ended April 30, 2018 and 2017, respectively. We had $1.5 million and $2.0 million of current and non-current accounts receivable from these companies as of April 30, 2018 and January 31, 2018, respectively. We had $0.2 million and $0.3 million of accounts payable to these companies as of April 30, 2018 and January 31, 2018, respectively.

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

Overview

Splunk provides innovative software solutions that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our offerings enable users to collect, index, search, explore, monitor, correlate and analyze data regardless of format or source. Our offerings address large and diverse data sets commonly referred to as big data and are specifically tailored for machine data. Machine data is produced by nearly every software application and electronic device across an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user behavior, and security threats. Beyond an organization's traditional information technology (“IT”) and security infrastructure, data from the Industrial Internet, including industrial control systems, sensors, supervisory control and data acquisition (“SCADA”) systems, networks, manufacturing systems, smart meters and the Internet of Things (“IoT”), which includes consumer-oriented systems, such as electronic wearables, mobile devices, automobiles and medical devices is also continuously generating machine data. Our offerings help organizations gain the value contained in machine data by delivering real-time information to enable operational decision making.

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

For Splunk Enterprise, we base our license fees on the estimated daily data indexing capacity our customers require. A substantial portion of our license revenues consist of revenues from perpetual and term licenses, whereby we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large perpetual and term licenses may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term. From time to time, we also enter into transactions that are designed to enable broad adoption of our software within an enterprise, referred to as enterprise adoption agreements. These agreements often include provisions that require revenue deferral and recognition over time.

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

We intend to continue investing for long-term growth. We have invested and intend to continue to invest heavily in product development to deliver additional features and performance enhancements, deployment models and solutions that can address new end markets. For example, we released new versions of existing offerings such as Splunk ITSI and introduced new offerings for the IT market during the three months ended April 30, 2018. We expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally. We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives. During the first quarter of fiscal 2019, we completed the acquisition of Phantom Cyber Corporation, which develops solutions for security orchestration, automation and response.

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

New Accounting Standard

Prior period information presented in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and comparative references to prior periods have been adjusted to reflect the impact of the full retrospective adoption of Topic 606. Refer to Note 1 contained in the “Notes to Condensed Consolidated Financial Statements” included in Part I of this Quarterly Report on Form 10-Q for further information.

Financial Summary

For the three months ended April 30, 2018 and 2017, our total revenues were $311.6 million and $226.8 million, respectively. For the three months ended April 30, 2018 and 2017, approximately 27% and 28% of our total revenues, respectively, were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of April 30, 2018, we had over 15,000 customers, including over 85 of the Fortune 100 companies.

For the three months ended April 30, 2018 and 2017, our GAAP operating loss was $121.5 million and $112.7 million, respectively. Our non-GAAP operating loss was $14.7 million and $18.0 million for the three months ended April 30, 2018 and 2017, respectively.

For the three months ended April 30, 2018 and 2017, our GAAP net loss was $118.5 million and $115.1 million, respectively. Our non-GAAP net loss was $9.4 million and $12.4 million for the three months ended April 30, 2018 and 2017, respectively.

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

Non-GAAP Financial Results

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP cost of revenues, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP income tax provision (benefit), non-GAAP net income (loss) and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): expenses related to stock-based compensation and related employer payroll tax, amortization of acquired intangible assets, adjustments related to a financing lease obligation and acquisition-related adjustments, including the partial release of the valuation allowance due to acquisitions. The adjustments for the financing lease obligation are to reflect the expense we would have recorded if our build-to-suit lease arrangement had been deemed an operating lease instead of a financing lease and is calculated as the net of actual ground lease expense, depreciation and interest expense over estimated straight-line rent expense. The non-GAAP financial measures are also adjusted for our estimated tax rate on non-GAAP income (loss). To determine the annual non-GAAP tax rate, we evaluate a financial projection based on our non-GAAP results. The annual non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The non-GAAP tax rate applied to the three months ended April 30, 2018 was 20%. We will utilize this annual non-GAAP tax rate in fiscal 2019 and will provide updates to this rate on an annual basis, or more frequently if material changes occur. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in our financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance and allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude amortization of acquired intangible assets, acquisition-related costs, including the partial release of the valuation allowance due to acquisitions, and make adjustments related to a financing lease obligation from our non-GAAP financial measures because these are considered by management to be outside of our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet.

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

The following table reconciles our net cash provided by operating activities to free cash flow for the three months ended April 30, 2018, and 2017 (in thousands):

	Three Months Ended
	April 30,	April 30,
	2018	2017
Net cash provided by operating activities	$76,487	$41,358
Less purchases of property and equipment	(2,296)	(5,605)
Free cash flow (non-GAAP)	$74,191	$35,753
Net cash provided by (used in) investing activities	$(139,591)	$34,987
Net cash used in financing activities	$(255)	$(31,292)

The following table reconciles our GAAP to Non-GAAP Financial Measures for the three months ended April 30, 2018 (in thousands, except per share amounts):

	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Acquisition-related adjustments	Income tax effects related to non-GAAP adjustments(3)	Non-GAAP
Cost of revenues	$77,970	$(9,549)	$(4,250)	$312		$—	$—	$64,483
Gross margin	75.0%	3.0%	1.4%	(0.1)%		—%	—%	79.3%
Research and development	86,357	(28,238)	(278)	489		—	—	58,330
Sales and marketing	218,036	(45,840)	(178)	1,170		—	—	173,188
General and administrative	50,742	(17,287)	—	234		(3,304)	—	30,385
Operating loss	(121,466)	100,914	4,706	(2,205)		3,304	—	(14,747)
Operating margin	(39.0)%	32.4%	1.5%	(0.7)%		1.1%	—%	(4.7)%
Income tax benefit	(1,988)	—	—	—		3,313	(3,665)	(2,340)
Net loss	$(118,499)	$100,914	$4,706	$(136)	(2)	$(9)	$3,665	$(9,359)
Net loss per share (1)	$(0.83)	$0.70	$0.03	$—		$—	$0.03	$(0.07)
_________________________
(1) Calculated based on 143,548 basic and diluted weighted-average shares of common stock.
(2) Includes $2.1 million of interest expense related to the financing lease obligation.
(3) Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 20%. Application of this annual effective tax rate to the non-GAAP pre-tax loss during the quarter resulted in a non-GAAP tax benefit, which is expected to be offset by future tax expense.

The following table reconciles our GAAP to non-GAAP Financial Measures for the three months ended April 30, 2017 (in thousands, except per share amounts):

	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$58,163	$(8,633)	$(2,649)	$306		$—	$47,187
Gross margin	74.4%	3.7%	1.2%	(0.1)%		—%	79.2%
Research and development	71,298	(28,048)	(28)	531		—	43,753
Sales and marketing	173,461	(42,415)	(16)	1,170		—	132,200
General and administrative	36,496	(15,100)	—	237		—	21,633
Operating loss	(112,650)	94,196	2,693	(2,244)		—	(18,005)
Operating margin	(49.7)%	41.6%	1.2%	(1.0)%		—%	(7.9)%
Income tax provision (benefit)	1,338	—	—	—		(5,935)	(4,597)
Net loss	$(115,124)	$94,196	$2,693	$(130)	(2)	$5,935	$(12,430)
Net loss per share (1)	$(0.84)	$0.69	$0.02	$—		$0.04	$(0.09)
_________________________
(1) Calculated based on 137,785 basic and diluted weighted-average shares of common stock.
(2) Includes $2.1 million of interest expense related to the financing lease obligation.
(3) Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 27%. Application of this annual effective tax rate to the non-GAAP pre-tax loss during the quarter resulted in a non-GAAP tax benefit, which was offset by future tax expense during fiscal 2018.

Components of Operating Results

Revenues

License revenues.  License revenues reflect the revenues recognized from sales of licenses to new customers and additional licenses to existing customers, including sales from the renewal of term licenses. We are focused on acquiring new customers and increasing revenues from our existing customers as they realize the value of our software by indexing higher volumes of machine data and expanding the use of our software through additional use cases and broader deployment within their organizations. Our license revenues consist of revenues from perpetual licenses and term licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. In addition, seasonal trends that contribute to increased sales activity in the fourth fiscal quarter often result in lower sequential revenues in the first fiscal quarter, and we expect this trend to continue. Comparing our revenues on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance. Our historical methods of revenue recognition are materially affected by the adoption of a new revenue recognition standard. Refer to Note 1 contained in the “Notes to Condensed Consolidated Financial Statements” included in Part I of this Quarterly Report on Form 10-Q for further information.

Maintenance and services revenues.  Maintenance and services revenues consist of revenues from maintenance agreements, cloud services and professional services and training.

•
Maintenance revenues. Typically, when purchasing a perpetual license, a customer also purchases one year of maintenance for which we charge a percentage of the license fee. When a term license is purchased, maintenance is typically bundled with the license for the term of the license period. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period.

•
Cloud services revenues. Cloud services allow customers to use hosted software over the contract period without taking possession of the software. We generally recognize the revenues associated with our cloud services ratably, on a straight-line basis, over the associated subscription term.

•
Professional services and training services. We have a professional services organization focused on helping our customers deploy our software in highly complex operational environments and train their personnel. Training and professional services have stated billing rates per service hour or are provided on a subscription basis, accordingly, revenues are recognized as services are delivered or ratably over the subscription period. Professional services and training revenues, as a percentage of total revenues, were 10% and 11% for the three months ended April 30, 2018 and 2017, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

Income Tax Provision (Benefit)

The income tax provision (benefit) consists of federal, state and foreign income taxes. We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that we are more-likely-than-not to realize. Because of our history of U.S. net operating losses, we have established, in prior years, a full valuation allowance against potential future benefits for U.S. deferred tax assets including loss carry-forwards and research and development and other tax credits. We regularly assess the likelihood that our deferred income tax assets will be realized based on the realization guidance available. To the extent that we believe any amounts are not more-likely-than-not to be realized, we record a valuation allowance to reduce the deferred income tax assets. We regularly assess the need for the valuation allowance on our deferred tax assets, and to the extent that we determine that an adjustment is needed, such adjustment will be recorded in the period that the determination is made.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended April 30,
	2018	2017

	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$138,975	$102,562
Maintenance and services	172,664	124,206
Total revenues	311,639	226,768
Cost of revenues
License	5,124	2,928
Maintenance and services	72,846	55,235
Total cost of revenues	77,970	58,163
Gross profit	233,669	168,605
Operating expenses
Research and development	86,357	71,298
Sales and marketing	218,036	173,461
General and administrative	50,742	36,496
Total operating expenses	355,135	281,255
Operating loss	(121,466)	(112,650)
Interest and other income (expense), net
Interest income (expense), net	1,114	(528)
Other income (expense), net	(135)	(608)
Total interest and other income (expense), net	979	(1,136)
Loss before income taxes	(120,487)	(113,786)
Income tax provision (benefit)	(1,988)	1,338
Net loss	$(118,499)	$(115,124)

	Three Months Ended April 30,
	2018	2017

	(as % of revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	44.6%	45.2%
Maintenance and services	55.4	54.8
Total revenues	100.0	100.0
Cost of revenues
License (1)	3.7	2.9
Maintenance and services (1)	42.2	44.5
Total cost of revenues	25.0	25.6
Gross profit	75.0	74.4
Operating expenses
Research and development	27.7	31.4
Sales and marketing	70.0	76.6
General and administrative	16.3	16.1
Total operating expenses	114.0	124.1
Operating loss	(39.0)	(49.7)
Interest and other income (expense), net
Interest income (expense), net	0.4	(0.2)
Other income (expense), net	—	(0.3)
Total interest and other income (expense), net	0.4	(0.5)
Loss before income taxes	(38.6)	(50.2)
Income tax provision (benefit)	(0.6)	0.6
Net loss	(38.0)%	(50.8)%
_________________________
(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended April 30, 2018 and 2017

Revenues

	Three Months Ended April 30,
	2018	2017	% Change
	($ amounts in thousands)
Revenues
License	$138,975	$102,562	35.5%
Maintenance and services	172,664	124,206	39.0%
Total revenues	$311,639	$226,768	37.4%
Percentage of revenues
License	44.6%	45.2%
Maintenance and services	55.4	54.8
Total	100.0%	100.0%

The increase in license revenues of $36.4 million was primarily driven by increases in our total number of customers, sales to existing customers and the number of large orders. For example, we had 43 and 35 orders greater than $1.0 million for the three months ended April 30, 2018 and 2017, respectively. Our total number of customers increased from approximately 13,000 at April 30, 2017 to more than 15,000 at April 30, 2018. The increase in maintenance and services revenues of $48.5 million was due to increases in sales of maintenance agreements, increases in sales of our cloud services, as well as sales of professional services resulting from the growth of our installed customer base.

Cost of Revenues and Gross Margin

	Three Months Ended April 30,
	2018	2017	% Change
	($ amounts in thousands)
Cost of revenues (1)
License	$5,124	$2,928	75.0%
Maintenance and services	72,846	55,235	31.9%
Total cost of revenues	$77,970	$58,163	34.1%
Gross margin
License	96.3%	97.1%
Maintenance and services	57.8%	55.5%
Total gross margin	75.0%	74.4%

(1) Includes stock-based compensation expense:
Cost of revenues	$8,804	$8,192

Total cost of revenues increased $19.8 million primarily due to a $17.6 million increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues was primarily related to an increase of $8.5 million in salaries and benefits expense due to increased headcount, a $6.3 million increase in expenses related to third-party consulting services and a $2.1 million increase related to third-party hosting fees to support our cloud services. The $2.2 million increase in cost of license revenues was primarily due to amortization expense related to acquired intangible assets. Total gross margin increased slightly primarily due to improved maintenance and services margins.

Operating Expenses

	Three Months Ended April 30,
	2018	2017	% Change
	($ amounts in thousands)
Operating expenses (1)
Research and development	$86,357	$71,298	21.1%
Sales and marketing	218,036	173,461	25.7%
General and administrative	50,742	36,496	39.0%
Total operating expenses	$355,135	$281,255	26.3%
Percentage of revenues
Research and development	27.7%	31.4%
Sales and marketing	70.0	76.6
General and administrative	16.3	16.1
Total	114.0%	124.1%

(1) Includes stock-based compensation expense:
Research and development	$26,416	$26,797
Sales and marketing	43,047	40,643
General and administrative	16,354	14,423
Total stock-based compensation expense	$85,817	$81,863

Research and development expense.  Research and development expense increased $15.1 million primarily due to an increase of $8.7 million in salaries and benefits. We also had an increase of $3.7 million in hosting fees to support our product development efforts.

Sales and marketing expense.  Sales and marketing expense increased $44.6 million primarily due to a $30.7 million increase in salaries and benefits as we increased headcount to expand our field sales organization. We also experienced an increase of $3.9 million in travel-related expenses due to increased travel from our growing field sales organization, an increase of $2.6 million in marketing expenses, an increase of $2.1 million related to our sales kickoff and other sales-related events and an increase of $1.7 million in third-party consulting services.

General and administrative expense.  General and administrative expense increased $14.2 million primarily due to an increase of $5.6 million related to salaries and benefits as we increased headcount, an increase of $4.7 million in third-party consulting services and an increase of $2.2 million in accounting and legal fees.

Interest and Other Income (Expense), net

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Interest and other income (expense), net
Interest income (expense), net	$1,114	$(528)
Other income (expense), net	(135)	(608)
Total interest and other income (expense), net	$979	$(1,136)

Interest and other income (expense), net reflects a net increase in income primarily due to an increase in interest income from our investments, partially offset by interest expense related to our financing lease obligation and foreign exchange losses.

Income Tax Provision (Benefit)

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Income tax provision (benefit)	$(1,988)	$1,338

For the three months ended April 30, 2018, the decrease in income tax expense was primarily due to the partial release of the valuation allowance as a result of an acquisition.

Liquidity and Capital Resources

	April 30, 2018	January 31, 2018
	(in thousands)
Cash and cash equivalents	$481,826	$545,947

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Cash provided by operating activities	$76,487	$41,358
Net cash provided by (used in) investing activities	(139,591)	34,987
Net cash used in financing activities	(255)	(31,292)

Our principal source of liquidity is our cash generated from operations. At April 30, 2018, our cash and cash equivalents of $481.8 million were held for working capital purposes, a majority of which was invested in money market funds, which we believe will be sufficient to meet our anticipated cash needs for at least the next 12 months. We intend to continue to focus our capital expenditures for the remainder of fiscal 2019 to support the growth in our operations, including acquisition-related activities. We also have funds available under our Loan and Security Agreement with Silicon Valley Bank (as described below). Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

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

Net cash provided by operating activities was $76.5 million for the three months ended April 30, 2018 compared to $41.4 million from the prior year. The increase in net cash provided by operating activities was primarily related to an increase in accounts receivable collections during the three months ended April 30, 2018 as compared to the prior year. This increase was partially offset by a decrease in deferred revenue, an increase in payments for accrued compensation and an increase in payments for prepaid expenses as compared to the prior year.

Net cash provided by operating activities was $41.4 million for the three months ended April 30, 2017 compared to $35.7 million from the prior year. The increase in net cash provided by operating activities was primarily related to a reduction in payments for accrued compensation during the three months ended April 30, 2017 as compared to the prior year. This increase was offset by a reduction in accounts receivable collections as compared to the prior year.

Investing Activities

Net cash used in investing activities was $139.6 million for the three months ended April 30, 2018 compared to net cash provided by investing activities of $35.0 million from the prior year. The increase in cash used in investing activities was primarily related to $284.2 million in cash purchase price paid, net of cash acquired, for an acquisition. This outflow was partially offset by a decrease of $110.7 million in purchases of investments, net of maturities, as compared to the prior year.

Net cash provided by investing activities was $35.0 million for the three months ended April 30, 2017 compared to net cash used in investing activities of $13.4 million from the prior year. The increase in cash provided by investing activities was primarily related to a decrease of $50.2 million in purchases of investments, net of maturities, as compared to the prior year. These inflows were partially offset by an increase of $1.9 million in capital expenditures as compared to the prior year.

Financing Activities

Net cash used in financing activities was $0.3 million for the three months ended April 30, 2018 compared to $31.3 million from the prior year. The decrease in cash used in financing activities was primarily related to a decrease of $31.7 million in taxes paid related to net share settlement of equity awards as compared to the prior year.

Net cash used in financing activities was $31.3 million for the three months ended April 30, 2017 compared to $19.4 million from the prior year. The increase in cash used in financing activities was primarily related to an increase of $10.7 million in taxes paid related to net share settlement of equity awards as compared to the prior year.

Loan and Security Agreement

On May 9, 2013, we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2018. As amended, the agreement provides for a revolving line of credit facility, which expires on May 2019. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (4.75% in April 2018) or the LIBOR rate plus 2.75%. As of April 30, 2018, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company.

In addition, the agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of April 30, 2018.

Operating Lease Commitments and Purchase Obligations

We lease our office spaces under non-cancelable leases. Rent expense, net of sublease income, for our operating leases was $6.1 million and $5.3 million for the three months ended April 30, 2018 and April 30, 2017, respectively.

Purchase obligations are contractual obligations for purchase of goods or services and are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

The following summarizes our operating lease commitments and significant purchase obligations as of April 30, 2018 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$159,581	$24,510	$42,642	$35,245	$57,184
Purchase obligations (2)	112,787	27,114	74,748	8,003	2,922
Total	$272,368	$51,624	$117,390	$43,248	$60,106
 _________________________
(1) We have entered into sublease agreements for portions of our office space and the future rental income of $8.1 million from these agreements has been included as an offset to our future minimum rental payments.
(2) Purchase obligations relate primarily to IT and product infrastructure costs, enterprise subscription agreements, and sales and marketing costs.

Facility Exit Costs

In fiscal 2017, we relocated certain corporate offices in the San Francisco Bay Area and as a result, some of our leased office spaces are no longer in use. Accordingly, we calculated and recorded a liability at the "cease-use" date related to those operating leases based on the difference between the present value of the estimated future sublease rental income and the present value of our remaining lease obligations, adjusted for the effects of any prepaid or deferred items. We recorded a facility exit charge of approximately $8.6 million to "General and administrative" expenses in fiscal 2017 associated with the recognition of the liability. The short-term portion of the liability is recorded in "Accrued expenses and other liabilities" and the long-term portion of the liability is recorded in "Other liabilities, non-current," on the consolidated balance sheets. Our cease-use liability was $0.3 million as of April 30, 2018.

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

As of April 30, 2018, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Remaining nine months of fiscal 2019	$9,432
Fiscal 2020	12,928
Fiscal 2021	13,316
Fiscal 2022	13,715
Fiscal 2023	14,127
Thereafter	8,142
Total future minimum lease payments	$71,660

Capital Commitment

We have made a $5.0 million capital commitment to a venture capital fund that requires us to contribute capital upon notice. As of April 30, 2018, we have contributed $0.8 million towards our capital commitment.

Off-Balance Sheet Arrangements

During the three months ended April 30, 2018 and 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at April 30, 2018. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We adopted Topic 606 on February 1, 2018 using the full retrospective method. Refer to Note 1 contained in the “Notes to Condensed Consolidated Financial Statements” included in Part I of this Quarterly Report on Form 10-Q for further information. Other than the adoption of Topic 606, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018, filed with the SEC on March 30, 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and cash equivalents of $481.8 million as of April 30, 2018. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of April 30, 2018, we had no balance outstanding under this agreement.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three months ended April 30, 2018 and 2017. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except for the implementation of certain internal controls related to the adoption of ASU No. 2014-09 (Topic 606), there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which we adopted as of February 1, 2018, we now recognize term license revenues, in addition to perpetual license revenues, upfront and continue to recognize revenues associated with our cloud services ratably over the term of the agreement. At the beginning of each period, we cannot predict the ratio of orders with revenues that will be recognized upfront and those with revenues that will be recognized ratably that we will enter into during the quarter. Our operating results and business model could also be significantly impacted by shifts over time in the percentage of term licenses and agreements for our cloud services we receive for our offerings and the duration of these types of agreements for our offerings. Term licenses and cloud services agreements have shorter contract duration than perpetual licenses, and the shift away from perpetual license sales could cause fluctuations in our operating results. In addition, the size of our licenses varies greatly, and a single, large perpetual or term license in a given period could distort our operating results. The timing and size of large orders are often hard to predict in any particular period. Further, a portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including agreements for our cloud services and maintenance and support agreements. Consequently, a decline in business from such ratably recognized agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of April 30, 2018, approximately 34% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $1.07 billion at April 30, 2018. Because the market for our offerings is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

During the three months ended April 30, 2018, we derived approximately 27% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (“IP”) addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, a new EU data protection regime, the General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and we self-certified to the U.S.-EU Privacy Shield developed by the U.S. Department of Commerce and the European Commission to provide U.S. companies with a valid data transfer mechanism under EU law to permit them to transfer personal data from the European Union to the United States. The U.S.-EU Privacy Shield is subject to annual review, has faced challenges in European courts, and may be challenged, suspended or invalidated. Complying with the GDPR or other laws, regulations, or other obligations relating to privacy, data protection, or information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results.

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

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted this new revenue standard as of February 1, 2018. Under Topic 606, more judgment and estimates will be required within the revenue recognition process than were previously required. We presently anticipate that this standard could create volatility in our reported revenue and operating results, which could negatively impact our stock price. The most significant impacts of the standard relate to the timing of revenue recognition for arrangements involving term licenses, deferred revenue and sales commissions. Additionally, some deferred revenue, primarily from arrangements involving term licenses, was never recognized as revenue and instead is now part of the cumulative effect adjustment within accumulated deficit. See Part I, Item 1. Financial Information - Note 1 for information regarding the effect of new accounting pronouncement

s on our consolidated financial statements. These or other changes in accounting principles could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On April 6, 2018, as partial consideration for our acquisition of Phantom Cyber Corporation ("Phantom"), we issued 763,218 shares of our common stock to certain former holders of capital stock of Phantom (the "Key Employees"). The shares issued to the Key Employees are subject to vesting. The issuance of the shares was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(a)(2) of the Securities Act, on the basis that, among other factors: (1) each of the Key Employees represented that they were an "accredited investor" within the meaning of Rule 501(a) of Regulation D; (2) there was no general solicitation or advertising in connection with the issuance of the shares; (3) each of the Key Employees represented that such Key Employee (i) understood that the shares had not been registered under applicable federal and state securities laws, (ii) has the ability to bear the economic risks of their investments, (iii) acquired the shares for investment purposes and not with a view to resale, and (iv) will not sell or otherwise dispose of the shares while they are subject to restricted securities legends in the absence of registration or an applicable exemption from registration requirements; (4) each Key Employee or their purchaser representative, as applicable, received or had access to required information and had an opportunity to obtain additional information about us a reasonable period of time prior to the issuance of the shares; and (5) appropriate legends were placed upon the book-entry positions representing the shares.

Item 6.         Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT
INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

10.1#	Amended and Restated Employment Offer Letter between the Registrant and Tim Tully, dated as of April 25, 2018.

10.2	First Amendment to Office Lease, dated as of March 1, 2018, between 270 Brannan Street, LLC and the Registrant.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 8, 2018

SPLUNK INC.

	By:	/s/ David F. Conte
David F. Conte
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)