Form 10-Q
period 2018-07-31
SPLUNK INC
filed 2018-09-05
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2018

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

There were 146,625,790 shares of the registrant’s Common Stock issued and outstanding as of August 29, 2018.

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	July 31, 2018	January 31, 2018
		*As Adjusted
Assets
Current assets
Cash and cash equivalents	$419,681	$545,947
Investments, current	471,902	619,203
Accounts receivable, net	247,827	396,413
Prepaid expenses and other current assets	65,837	70,021
Deferred commissions, current	57,419	52,451
Total current assets	1,262,666	1,684,035
Investments, non-current	9,750	5,375
Property and equipment, net	156,409	160,880
Intangible assets, net	105,865	48,142
Goodwill	503,388	161,382
Deferred commissions, non-current	43,435	37,920
Other assets	70,004	41,711
Total assets	$2,151,517	$2,139,445
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,470	$11,040
Accrued compensation	133,015	145,365
Accrued expenses and other liabilities	99,251	84,631
Deferred revenue, current	494,610	489,913
Total current liabilities	741,346	730,949
Deferred revenue, non-current	166,976	178,792
Other liabilities, non-current	96,359	98,383
Total non-current liabilities	263,335	277,175
Total liabilities	1,004,681	1,008,124
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 146,611,514 shares issued and outstanding at July 31, 2018, and 142,835,123 shares issued and outstanding at January 31, 2018	146	143
Accumulated other comprehensive income (loss)	(2,730)	156
Additional paid-in capital	2,327,885	2,086,893
Accumulated deficit	(1,178,465)	(955,871)
Total stockholders’ equity	1,146,836	1,131,321
Total liabilities and stockholders’ equity	$2,151,517	$2,139,445

* Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenues
License	$200,668	$147,231	$339,643	$249,793
Maintenance and services	187,635	132,993	360,299	257,199
Total revenues	388,303	280,224	699,942	506,992
Cost of revenues (1)
License	5,671	3,159	10,795	6,087
Maintenance and services	78,077	56,717	150,923	111,952
Total cost of revenues	83,748	59,876	161,718	118,039
Gross profit	304,555	220,348	538,224	388,953
Operating expenses (1)
Research and development	106,739	71,774	193,096	143,072
Sales and marketing	243,830	186,637	461,866	360,098
General and administrative	57,844	39,139	108,586	75,635
Total operating expenses	408,413	297,550	763,548	578,805
Operating loss	(103,858)	(77,202)	(225,324)	(189,852)
Interest and other income (expense), net
Interest income (expense), net	1,506	(164)	2,620	(692)
Other income (expense), net	(336)	(874)	(471)	(1,482)
Total interest and other income (expense), net	1,170	(1,038)	2,149	(2,174)
Loss before income taxes	(102,688)	(78,240)	(223,175)	(192,026)
Income tax provision (benefit)	811	353	(1,177)	1,691
Net loss	$(103,499)	$(78,593)	$(221,998)	$(193,717)

Basic and diluted net loss per share	$(0.71)	$(0.57)	$(1.54)	$(1.40)

Weighted-average shares used in computing basic and diluted net loss per share	145,030	139,063	144,306	138,436

(1) Amounts include stock-based compensation expense, as follows:

Cost of revenues	$8,947	$8,410	$17,751	$16,602
Research and development	33,597	25,991	60,013	52,788
Sales and marketing	45,546	42,652	88,593	83,295
General and administrative	16,953	15,314	33,307	29,737

* Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Net loss	$(103,499)	$(78,593)	$(221,998)	$(193,717)
Other comprehensive gain (loss)
Net unrealized gain (loss) on investments (net of tax)	515	33	707	(449)
Foreign currency translation adjustments	(1,707)	2,207	(3,593)	2,113
Total other comprehensive gain (loss)	(1,192)	2,240	(2,886)	1,664
Comprehensive loss	$(104,691)	$(76,353)	$(224,884)	$(192,053)

* Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2018	2017
		*As Adjusted
Cash flows from operating activities
Net loss	$(221,998)	$(193,717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,167	19,916
Amortization of deferred commissions	32,877	20,653
Amortization of investment premiums (accretion of discounts)	(537)	342
Stock-based compensation	199,664	182,422
Deferred income taxes	(125)	(866)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	156,362	31,706
Prepaid expenses and other assets	(21,937)	(7,883)
Deferred commissions	(43,360)	(24,322)
Accounts payable	2,990	1,963
Accrued compensation	(11,833)	(6,264)
Accrued expenses and other liabilities	6,259	8,107
Deferred revenue	(12,518)	32,489
Net cash provided by operating activities	110,011	64,546
Cash flows from investing activities
Purchases of investments	(198,631)	(340,697)
Maturities of investments	347,176	338,265
Acquisitions, net of cash acquired	(394,910)	(17,223)
Purchases of property and equipment	(7,858)	(8,513)
Other investment activities	(4,375)	—
Net cash used in investing activities	(258,598)	(28,168)
Cash flows from financing activities
Proceeds from the exercise of stock options	1,354	1,973
Proceeds from employee stock purchase plan	24,201	19,282
Taxes paid related to net share settlement of equity awards	(779)	(59,109)
Repayment of financing lease obligation	(1,218)	(802)
Net cash provided by (used in) financing activities	23,558	(38,656)
Effect of exchange rate changes on cash and cash equivalents	(1,237)	742
Net decrease in cash and cash equivalents	(126,266)	(1,536)
Cash and cash equivalents at beginning of period	545,947	421,346
Cash and cash equivalents at end of period	$419,681	$419,810
Supplemental disclosures
Cash paid for income taxes	$4,035	$3,883
Cash paid for interest expense related to financing lease obligation	4,123	3,974
Non-cash investing and financing activities
Increase in accrued purchases of property and equipment	129	26

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

Basis of Presentation

Effective February 1, 2018, we adopted the Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as discussed in “Recently Adopted Accounting Standards” below. Disclosures in this Quarterly Report on Form 10-Q have been updated to comply with the new standards, as indicated by the “As Adjusted” reference in these condensed consolidated financial statements and related notes.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods covered by the financial statements and accompanying notes. In particular, we make estimates with respect to the stand-alone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, uncollectible accounts receivable, the assessment of the useful life and recoverability of long-lived assets (property and equipment, goodwill and identified intangibles), the period of benefit for deferred commissions, stock-based compensation expense, the fair value of assets acquired and liabilities assumed for business combinations, income taxes, leases and contingencies. Actual results could differ from those estimates.

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

A receivable is recorded in the period we deliver products or provide services, or when we have an unconditional right to payment. Some of our multi-year on-premises license contracts are invoiced annually and we generally recognize the total amount of the license revenues upfront and record a corresponding receivable, if we have an unconditional right to receive payment. Current and non-current accounts receivable, net of allowance for doubtful accounts, was $281.6 million and $396.4 million as of July 31, 2018 and January 31, 2018, respectively.

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

Deferred Sales Commissions

Sales commissions paid to our sales force and the related payroll taxes are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are capitalized and recorded in “Deferred commissions, current and non-current” in our condensed consolidated balance sheets. We generally amortize these costs over the remaining contractual term of our customer contracts, consistent with the pattern of revenue recognition of each performance obligation, for contracts in which the commissions paid on the initial and renewal contracts are commensurate. For certain contracts in which the commissions paid on the initial and renewal contracts are not commensurate, we amortize the commissions paid on the initial contract over an expected period of benefit, which we have determined to be approximately five years. We have determined the period of benefit by taking into consideration our customer contracts, the duration of our relationships with our customers and our technology. In capitalizing and amortizing deferred commissions, we have elected to apply a portfolio approach. We include amortization of deferred commissions in “Sales and marketing expense” in our condensed consolidated statements of operations. There were no impairments to deferred commissions for all periods presented.

Equity Investments

Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from transactions for identical or similar investments issued by the same issuer. Changes in the basis of the equity investment will be recognized in “Other income (expense), net.”

Investments in entities where we have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. Our results of operations will include, as a component of “Other income (expense), net,” our share of the net income or loss of the equity investments accounted for under the equity method of accounting.

Stock-Based Compensation

We recognize compensation expense for all share-based payment awards, including stock options, restricted stock units (“RSUs”), performance units (“PSUs”) and restricted stock awards (“RSAs”), based on the estimated fair value of the award on the grant date over the related vesting periods. The expense recorded is based on awards ultimately expected to vest and therefore is reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We calculate the fair value of options using the Black-Scholes method and expense using the straight-line attribution approach.

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

Recently Adopted Accounting Standards

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09 (Topic 718), Scope of Modification Accounting. The new standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. We adopted this new standard as of February 1, 2018. The adoption of this new standard did not have an impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 (Topic 805), Business Combinations - Clarifying the Definition of a Business. The new standard narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. We adopted this new standard as of February 1, 2018, and anticipate that the adoption of the new guidance will result in more transactions being accounted for as asset acquisitions rather than business combinations and that the new standard will impact our consideration of strategic investments. The adoption of this new standard did not have an impact on our condensed consolidated financial statements.

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

In preparation for adoption of the new standard, we updated our accounting policies, systems, internal controls and processes. We adopted Topic 606 as of February 1, 2018 using the full retrospective method, which required us to adjust our historical financial information for fiscal years 2017 and 2018 to be consistent with the new standard. The most significant impacts of the standard relate to the timing of revenue recognition for arrangements involving term licenses, deferred revenue and sales commissions. Under the new revenue standard, we are required to recognize term license revenues upon the transfer of the license and the associated maintenance revenues over the contract period. Additionally, some deferred revenue, primarily from arrangements involving term licenses, was never recognized as revenue and instead is now a part of the cumulative effect adjustment within accumulated deficit. Finally, we are required to capitalize and amortize incremental costs of obtaining a contract, such as certain sales commission costs, over the remaining contractual term or over an expected period of benefit, which we have determined to be approximately five years.

We applied the following practical expedients permitted under Topic 606. For all reporting periods presented before the date of initial adoption, we have elected not to disclose the amount of the transaction price allocated to the remaining performance obligations or provide an explanation of when we expect to recognize that amount as revenue. Additionally, we have also elected not to separately evaluate each contract modification that occurred before the initial adoption date. We have elected not to assess whether a contract has a significant financing component if we expect at contract inception that the period between payment and the transfer of products or services will be one year or less.

The following tables present the impact of the new revenue standard to the reported results on our selected condensed consolidated statements of operations data and condensed consolidated balance sheet data and (in thousands, except per share data):

Selected Condensed Consolidated Statements of Operations Data

	Three Months Ended July 31, 2017
	As Reported	Impact of Adoption	As Adjusted
Revenues
License	$142,851	$4,380	$147,231
Maintenance and services	137,113	(4,120)	132,993
Total revenues	279,964	260	280,224
Gross profit	220,088	260	220,348
Operating expenses
Sales and marketing	191,284	(4,647)	186,637
Operating loss	(82,109)	4,907	(77,202)
Net loss	$(83,500)	$4,907	$(78,593)

Basic and diluted net loss per share	$(0.60)	$0.03	$(0.57)

	Six Months Ended July 31, 2017
	As Reported	Impact of Adoption	As Adjusted
Revenues
License	$259,577	$(9,784)	$249,793
Maintenance and services	262,835	(5,636)	257,199
Total revenues	522,412	(15,420)	506,992
Gross profit	404,373	(15,420)	388,953
Operating expenses
Sales and marketing	365,232	(5,134)	360,098
Operating loss	(179,566)	(10,286)	(189,852)
Net loss	$(183,431)	$(10,286)	$(193,717)

Basic and diluted net loss per share	$(1.33)	$(0.07)	$(1.40)

Selected Condensed Consolidated Balance Sheet Data

	January 31, 2018
	As Reported	Impact of Adoption	As Adjusted
Assets
Accounts receivable, net	$391,799	$4,614	$396,413
Deferred commissions, current	—	52,451	52,451
Deferred commissions, non-current	—	37,920	37,920
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	77,160	7,471	84,631
Deferred revenue, current	635,253	(145,340)	489,913
Deferred revenue, non-current	269,954	(91,162)	178,792
Accumulated deficit	(1,279,887)	324,016	(955,871)

The adoption of Topic 606 had no impact to cash provided by or used in operating, financing, or investing activities on our condensed consolidated statements of cash flows.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07 (Topic 718), Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, entities will no longer be required to value non-employee share-based payment awards differently from employee awards. Upon transition, entities are required to measure non-employee awards at their grant-date fair value as of the adoption date. The standard is effective for our first quarter of fiscal 2020, although early adoption is permitted. We do not expect this standard will have a material impact on our condensed consolidated financial statements upon adoption.

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

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases, which supersedes the lease recognition requirements in ASC Topic 840, Leases. The standard requires an entity to recognize right-of-use assets and lease liabilities arising from a lease for operating leases, initially measured at the present value of the lease payments on the condensed consolidated balance sheets. The impact of such leases on the condensed consolidated statements of operations and cash flows will continue to be treated in a similar manner under current GAAP. The standard also requires additional qualitative and quantitative disclosures. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which clarifies the codification or corrects unintended application of the guidance. In addition, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method to apply the new lease standard at the adoption date, as opposed to the beginning of the earliest year presented, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The standard is effective for our first quarter of fiscal 2020, although early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures. We anticipate that most of our office leases will be recognized as lease liabilities and corresponding right-of-use assets, and will accordingly have a material impact on our condensed consolidated balance sheets upon adoption.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of July 31, 2018 and January 31, 2018 (in thousands):

	July 31, 2018				January 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$368,655	$—	$—	$368,655	$341,687	$—	$—	$341,687
U.S. treasury securities	—	471,902	—	471,902	—	619,203	—	619,203
Other	—	—	4,000	4,000	—	—	—	—
Reported as:
Assets:
Cash and cash equivalents				$368,655				$341,687
Investments, current				471,902				619,203
Investments, non-current				4,000				—
Total				$844,557				$960,890

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table represents our investments in U.S. treasury securities, which we have classified as available-for-sale investments as of July 31, 2018 (in thousands):

	July 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$472,338	$—	$(436)	$471,902
Total available-for-sale investments in U.S. treasury securities	$472,338	$—	$(436)	$471,902

The following table represents our investments in U.S. treasury securities, which we have classified as available-for-sale investments as of January 31, 2018 (in thousands):

	January 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$620,345	$—	$(1,142)	$619,203
Total available-for-sale investments in U.S. treasury securities	$620,345	$—	$(1,142)	$619,203

As of July 31, 2018, and January 31, 2018, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
July 31, 2018
U.S. treasury securities	$471,902	$(436)	$—	$—	$471,902	$(436)
January 31, 2018
U.S. treasury securities	$619,203	$(1,142)	$—	$—	$619,203	$(1,142)

As of July 31, 2018, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments are as follows (in thousands):

July 31, 2018
Due within one year	$471,902
Total	$471,902

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

Equity Investments

Our equity investments are reported in “Investments, non-current” on our condensed consolidated balance sheets. The following table provides a summary of our equity investments as of July 31, 2018 and January 31, 2018 (in thousands):

	July 31, 2018	January 31, 2018
Equity investments without readily determinable fair values	$5,000	$5,000
Equity investments under the equity method of accounting	750	375
Total	$5,750	$5,375

(3)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable leases. Rent expense, net of sublease income, for our operating leases was $6.1 million and $5.5 million for the three months ended July 31, 2018 and 2017, respectively, and $12.2 million and $10.8 million for the six months ended July 31, 2018 and 2017, respectively.

On June 18, 2018, we renewed our office lease at 250 Brannan Street for approximately 101,000 square feet located in San Francisco, California. This lease is expected to commence in the first quarter of fiscal 2020 for a term of 147 months. Our total obligation for the base rent will be approximately $137.6 million.

The following summarizes our operating lease commitments as of July 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$293,571	$27,431	$60,900	$54,512	$150,728
 _________________________
(1) We have entered into sublease agreements for portions of our office space and the future rental income of $6.2 million from these agreements has been included as an offset to our future minimum rental payments.

Financing Lease Obligation

On April 29, 2014, we entered into an office lease (the “Lease”) for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the “Premises”). The Premises is allocated between the “Initial Premises” and “Additional Premises,” which are each approximately 91,000 square feet of rentable space. The term of the Additional Premises begins one year after the term of the Initial Premises, which began in August 2015, and each have a term of 84 months. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for the Lease.

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

As of July 31, 2018, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Remaining six months of fiscal 2019	$6,288
Fiscal 2020	12,928
Fiscal 2021	13,316
Fiscal 2022	13,715
Fiscal 2023	14,127
Thereafter	8,142
Total future minimum lease payments	$68,516

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts as of July 31, 2018. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following as of July 31, 2018 and January 31, 2018 (in thousands):

	As of
	July 31, 2018	January 31, 2018
Computer equipment and software	$73,842	$69,457
Furniture and fixtures	18,251	18,090
Leasehold and building improvements (1)	70,853	67,348
Building (2)	82,250	82,250
Property and equipment, gross	245,196	237,145
Less: accumulated depreciation and amortization	(88,787)	(76,265)
Property and equipment, net	$156,409	$160,880
 _________________________

(1) Includes costs related to assets not yet placed into service of $7.2 million and $2.8 million, as of July 31, 2018 and January 31, 2018, respectively.
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

Depreciation and amortization expense on Property and equipment was $6.5 million and $6.6 million for the three months ended July 31, 2018 and 2017, respectively, and $13.1 million and $13.0 million for the six months ended July 31, 2018 and 2017, respectively.

(5)  Acquisitions, Goodwill and Intangible Assets

VictorOps
On June 22, 2018, we acquired 100% of the voting equity interest of VictorOps, Inc. (“VictorOps”), a privately-held Delaware corporation, that develops incident management solutions for the IT and DevOps markets. This acquisition has been accounted for as a business combination. The purchase price of $112.3 million, paid in cash of $108.8 million and $3.5 million in fair value of replacement equity awards attributable to pre-acquisition service, was preliminarily allocated as follows: $21.1 million to identified intangible assets, $1.7 million to net assets acquired, with the excess $89.5 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of VictorOps, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Additionally, we recognized $2.7 million of acquisition-related costs as general and administrative expense on our condensed consolidated statements of operations.
Per the terms of the merger agreement with VictorOps, certain unvested stock options held by VictorOps employees were cancelled and exchanged for replacement stock options to purchase shares of our common stock under our 2012 Equity Incentive Plan. Additionally, certain shares of stock issued under share-based compensation awards held by key employees of VictorOps were cancelled and exchanged for unregistered restricted shares of our common stock subject to vesting. The portion of the fair value of the replacement equity awards associated with pre-acquisition service of VictorOps employees represented a component of the total purchase consideration, as discussed above. The remaining fair value of $7.6 million of these issued awards, which are subject to the recipients’ continued service with us and was excluded from the purchase price, will be recognized ratably as stock-based compensation expense over the required service period. We are still finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Fair Value	Useful Life (months)
Developed technology	$11,700	84
Customer relationships	9,400	60
Total intangible assets acquired	$21,100

Phantom

On April 6, 2018, we acquired 100% of the voting equity interest of Phantom Cyber Corporation (“Phantom”), a privately-held Delaware corporation, that develops solutions for security orchestration, automation and response. This acquisition has been accounted for as a business combination. The purchase price of $303.8 million, paid in cash of $291.5 million and $12.3 million in fair value of replacement equity awards attributable to pre-acquisition service, was preliminarily allocated as follows: $44.1 million to identified intangible assets, $10.5 million to net assets acquired, $3.3 million to net deferred tax liability, with the excess $252.5 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of Phantom, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Additionally, we recognized $3.3 million of acquisition-related costs as general and administrative expense on our condensed consolidated statements of operations.

Per the terms of the merger agreement with Phantom, certain shares of stock issued under share-based compensation awards held by key employees of Phantom were canceled and exchanged for replacement equity awards consisting of unregistered restricted shares of our common stock subject to vesting. The portion of the fair value of the replacement equity awards associated with pre-acquisition service of Phantom's key employees represented a component of the total purchase consideration, as discussed above. The remaining fair value of $62.2 million of these issued awards, which are subject to the recipients’ continued service with us and thus excluded from the purchase price, will be recognized ratably as stock-based compensation expense over the required service period. We are still finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Fair Value	Useful Life (months)
Developed technology	$34,400	84
Customer relationships	9,700	60
Total intangible assets acquired	$44,100

Unaudited Pro Forma Financial Information

The following unaudited pro forma information presents the combined results of operations as if the acquisitions of VictorOps and Phantom had been completed on February 1, 2017, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include adjustments primarily related to the following: (i) amortization associated with preliminary estimates for the acquired intangible assets; (ii) recognition of post-acquisition stock-based compensation; (iii) acquisition-related costs incurred prior to the acquisitions and (iv) the associated tax impact of the acquisitions and these unaudited pro forma adjustments.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred from integrating these companies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Revenue	$389,283	$283,651	$708,561	$514,758
Net loss	$(103,945)	$(92,294)	$(234,407)	$(221,801)
Basic and diluted net loss per share	$(0.72)	$(0.66)	$(1.62)	$(1.60)

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

Drastin

On May 15, 2017, we acquired 100% of the voting equity interest of Drastin, Inc. (“Drastin”), a privately-held Delaware corporation that develops technology for search-driven analytics on enterprise data. This acquisition has been accounted for as a business combination. The purchase price of $17.3 million, paid in cash, was allocated as follows: $3.8 million to identifiable intangible assets and $0.5 million to net deferred tax liability, with the excess $14.0 million of the purchase price over the fair value of net assets acquired recorded as goodwill. This goodwill is primarily attributable to the value expected from the synergies of the combination, including developing a more intuitive search experience for our products, and is not deductible for income tax purposes. The results of operations of the acquired entity, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Pro forma and historical results of operations of the acquired entity have not been presented as we do not consider the results to have a material effect on any of the periods presented in our condensed consolidated statements of operations.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Fair Value	Useful Life (months)
Developed technology	$3,500	48
Other acquired intangible assets	300	24
Total intangible assets acquired	$3,800

Goodwill

There were no impairments to goodwill during the three or six months ended July 31, 2018 or during prior periods. Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of January 31, 2018	$161,382
Goodwill acquired	342,006
Balance as of July 31, 2018	$503,388

Intangible Assets

Intangible assets subject to amortization realized from acquisitions as of July 31, 2018 are as follows (in thousands, except useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (months)
Developed technology	$132,100	$(45,758)	$86,342	56
Customer relationships	20,910	(2,613)	18,297	58
Other acquired intangible assets	3,270	(2,044)	1,226	15
Total intangible assets subject to amortization	$156,280	$(50,415)	$105,865

Amortization expense from acquired intangible assets was $6.3 million and $4.2 million for the three months ended July 31, 2018 and 2017, respectively, and $11.0 million and $6.9 million for the six months ended July 31, 2018 and 2017, respectively.

The expected future amortization expense for acquired intangible assets as of July 31, 2018 is as follows (in thousands):

Fiscal Period:
Remaining six months of fiscal 2019	$14,282
Fiscal 2020	27,903
Fiscal 2021	23,780
Fiscal 2022	13,701
Fiscal 2023	10,406
Thereafter	15,793
Total amortization expense	$105,865

(6)  Debt Financing Facilities

On May 9, 2013, we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2018. As amended, the agreement provides for a revolving line of credit facility, which expires in May 2019. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (5.00% in July 2018) or the LIBOR rate plus 2.75%. As of July 31, 2018, we had no balance outstanding under this agreement. The agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of July 31, 2018.

(7)  Stock Compensation Plans

The following table summarizes our stock option, RSU and PSU award activity during the six months ended July 31, 2018:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
				(in years)	(in thousands)
Balances as of January 31, 2018	14,658,992	623,120	$8.22	3.68	$52,435	13,016,473
Additional shares authorized	7,141,756
Options granted	(54,343)	54,343	22.71
Options exercised	—	(194,432)	6.96		19,283
Options forfeited and expired	99	(99)	15.27
RSUs and PSUs granted	(2,554,121)					2,554,121
RSUs and PSUs vested	—					(2,396,505)
Shares withheld related to net share settlement of RSUs and PSUs	39					—
RSUs and PSUs forfeited and canceled	504,098					(504,098)
Balances as of July 31, 2018	19,696,520	482,932	$10.36	3.92	$41,423	12,669,991
Vested and expected to vest		482,835	$10.35	3.92	$41,418	12,265,053
Exercisable as of July 31, 2018		428,260	$8.95	3.32	$37,322
 _________________________
(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of July 31, 2018.

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

As of July 31, 2018, total unrecognized compensation cost related to stock options was $4.4 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.5 years. As of July 31, 2018, total unrecognized compensation cost was $799.1 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.7 years. As of July 31, 2018, total unrecognized compensation cost was $57.9 million related to PSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.6 years.

The weighted-average grant date fair value of RSUs granted was $110.60 per share during the six months ended July 31, 2018. The weighted-average grant date fair value of PSUs granted was $86.55 per share during the six months ended July 31, 2018.

The following table summarizes our RSA activity during the six months ended July 31, 2018:

Shares
Outstanding as of January 31, 2018	63,353
RSAs granted	824,605
RSAs vested	(7,483)
Outstanding as of July 31, 2018	880,475

The weighted-average grant date fair value of RSAs granted was $79.07 per share during the six months ended July 31, 2018. As of July 31, 2018, total unrecognized compensation cost related to RSAs was $61.8 million, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.4 years.

(8) Deferred Revenue and Remaining Performance Obligations

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2018 were $279.2 million during the six months ended July 31, 2018. Revenues recognized during the six months ended July 31, 2018 from performance obligations satisfied or partially satisfied in previous periods were not material.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $841.2 million as of July 31, 2018, of which we expect to recognize approximately 89% as revenue over the next 24 months and the remainder thereafter.

Disaggregation of Revenues

Refer to Note 9 “Geographic Information” for details regarding disclosures on the disaggregation of revenues.

(9)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017*	2018	2017*
United States	$267,201	$199,573	$494,643	$362,036
International	121,102	80,651	205,299	144,956
Total revenues	$388,303	$280,224	$699,942	$506,992
*Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. One channel partner represented 33% and 31% of total revenues during the three months ended July 31, 2018 and 2017, respectively, and approximately 31% and 30% of total revenues during the six months ended July 31, 2018 and 2017, respectively. A second channel partner represented approximately 16% and 19% of total revenues during the three months ended July 31, 2018 and 2017, respectively, and approximately 15% and 18% of total revenues during the six months ended July 31, 2018 and 2017, respectively. The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three or six months ended July 31, 2018 or 2017.

As of July 31, 2018, one channel partner represented 23% and a second channel partner represented 21% of total current and non-current accounts receivable. As of January 31, 2018, one channel partner represented 39% and a second channel partner represented 10% of total current and non-current accounts receivable.

Property and Equipment

The following table presents our property and equipment, net of depreciation and amortization, by geographic region as of July 31, 2018 and January 31, 2018 (in thousands):

	As of
	July 31, 2018	January 31, 2018
United States	$145,159	$153,335
International	11,250	7,545
Total property and equipment, net	$156,409	$160,880

Other than the United States, no other country represented 10% or more of our total property and equipment as of July 31, 2018 or January 31, 2018.

(10)  Income Taxes

For the three months ended July 31, 2018 and 2017, we recorded income tax expense of $0.8 million and $0.4 million, respectively. The increase in income tax expense for the three months ended July 31, 2018 was primarily due to an increase in taxable income from our international jurisdictions. For the six months ended July 31, 2018 and 2017, we recorded an $1.2 million income tax benefit and an $1.7 million income tax expense, respectively. The decrease in income tax expense for the six months ended July 31, 2018 was primarily due to the partial release of the valuation allowance as a result of an acquisition.

During the three months ended July 31, 2018, there were no material changes to our unrecognized tax benefits. During fiscal year 2018, we recorded an increase to unrecognized tax benefits with an offset to the valuation allowance for $6.0 million relating to a change in accounting method for tax purposes. During the period ended April 30, 2018, we filed an application to formally change the accounting method with the IRS and received audit protection. As such, a reversal of the unrecognized tax benefits of $6.0 million was recorded with an offset to the valuation allowance during the period ended April 30, 2018. We do not expect to have other significant changes to unrecognized tax benefits through the end of fiscal year 2019. Because of our history of tax losses, all years remain open to tax audit.

Tax Cuts and Jobs Act of 2017

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts for the 2017 Tax Cuts and Jobs Act (the “Tax Act”) during a measurement period not to extend beyond one year of the enactment date, with further clarifications made recently with the issuance of ASU No. 2018-05 (Topic 740), Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC SAB 118. Through July 31, 2018, we did not have any significant adjustments to our provisional amounts. We will continue our analysis of these provisional amounts, which are still subject to change during the measurement period. We anticipate further guidance on accounting interpretations from the FASB and application of the law from the Department of Treasury. We expect to reach a final determination within the measurement period described above.

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

The following table sets forth the computation of historical basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017*	2018	2017*
Numerator:
Net loss	$(103,499)	$(78,593)	$(221,998)	$(193,717)
Denominator:
Weighted-average common shares outstanding	145,851	139,135	144,361	138,509
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(821)	(72)	(55)	(73)
Weighted-average shares used to compute net loss per share, basic and diluted	145,030	139,063	144,306	138,436
Net loss per share, basic and diluted	$(0.71)	$(0.57)	$(1.54)	$(1.40)

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

	As of July 31,
	2018	2017
Shares subject to outstanding common stock options	483	1,483
Shares subject to outstanding RSUs, PSUs and RSAs	13,550	12,127
Employee stock purchase plan	371	344
Total	14,404	13,954

(12)  Related Party Transactions

Certain members of our board of directors serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours. All contracts with related parties are executed in the ordinary course of business. We recognized revenues from sales to these companies of $2.7 million and $2.9 million for the three months ended July 31, 2018 and 2017, respectively, and $5.1 million and $5.9 million for the six months ended July 31, 2018 and 2017, respectively. We recorded $0.8 million and $0.3 million in expenses related to purchases from these companies during the three months ended July 31, 2018 and 2017, respectively, and $1.5 million and $0.5 million for the six months ended July 31, 2018 and 2017, respectively. We had $1.6 million and $2.0 million of current and non-current accounts receivable from these companies as of July 31, 2018 and January 31, 2018, respectively. We had $0.2 million and $0.3 million of accounts payable to these companies as of July 31, 2018 and January 31, 2018, respectively.

(13)  Subsequent Event

On August 15, 2018, we entered into an office lease at 3060 Olsen Drive for approximately 301,000 square feet located in San Jose, California. This lease is expected to commence in the first quarter of fiscal 2020 for a term of 130 months, subject to the completion of certain pre-occupancy improvements by our landlord. Our total obligation for the base rent will be approximately $162.6 million.

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

Overview

Splunk provides innovative software solutions that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our offerings enable users to collect, index, search, explore, monitor, correlate and analyze data regardless of format or source. Our offerings address large and diverse data sets commonly referred to as big data and are specifically tailored for machine data. Machine data is produced by nearly every software application and electronic device across an organization and contains a definitive, time-stamped record of various activities, such as transactions, customer and user behavior, and security threats. Beyond an organization’s traditional information technology (“IT”) and security infrastructure, data from the Industrial Internet, including industrial control systems, sensors, supervisory control and data acquisition (“SCADA”) systems, networks, manufacturing systems, smart meters and the Internet of Things (“IoT”), which includes consumer-oriented systems, such as electronic wearables, mobile devices, automobiles and medical devices is also continuously generating machine data. Our offerings help organizations gain the value contained in machine data by delivering real-time information to enable operational decision making.

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

Splunk Cloud delivers the core capabilities of Splunk Enterprise as a scalable, reliable cloud service. Splunk Cloud customers pay an annual subscription fee based on the combination of the volume of data indexed per day and the length of the data retention period. Splunk Light provides log search and analysis that is designed, priced and packaged for small IT environments, where a single-server log analytics solution is sufficient. Splunk Enterprise Security (“ES”) addresses emerging security threats and security information and event management (“SIEM”) use cases through monitoring, alerts and analytics. Splunk IT Service Intelligence (“ITSI”) monitors the health and key performance indicators of critical IT and business services. Splunk User Behavior Analytics (“UBA”) detects cyber-attacks and insider threats using data science, machine learning and advanced correlation.

We intend to continue investing for long-term growth. We have invested and intend to continue to invest heavily in product development to deliver additional features and performance enhancements, deployment models and solutions that can address new end markets. For example, we released new versions of existing offerings such as Splunk ES during the three months ended July 31, 2018. We expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally. We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives. During the second quarter of fiscal 2019, we acquired 100% of the voting equity interest of VictorOps, Inc., which develops incident management solutions for the IT and DevOps markets.

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

We believe the factors that will influence our ability to achieve our goals include, among other things, our ability to deliver new offerings as well as additional product functionality; acquire new customers across geographies and industries; cultivate incremental sales from our existing customers by driving increased use of our software within organizations; provide additional solutions that leverage our core machine data platform to help organizations understand and realize the value of their machine data in specific end markets and use cases; add additional original equipment manufacturer (“OEM”) and strategic relationships to enable new sales channels for our software as well as extend our integration with third-party products; help software developers leverage the functionality of our machine data platform through software development kits (“SDKs”) and application programming interfaces (“APIs”); and successfully integrate acquired businesses and technologies.

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

Financial Summary

For the three months ended July 31, 2018 and 2017, our total revenues were $388.3 million and $280.2 million, respectively. For the three months ended July 31, 2018 and 2017, approximately 31% and 29% of our total revenues, respectively, were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of July 31, 2018, we had over 16,000 customers, including over 85 of the Fortune 100 companies.

For the three months ended July 31, 2018 and 2017, our GAAP operating loss was $103.9 million and $77.2 million, respectively. Our non-GAAP operating income was $11.4 million and $19.6 million for the three months ended July 31, 2018 and 2017, respectively.

For the three months ended July 31, 2018 and 2017, our GAAP net loss was $103.5 million and $78.6 million, respectively. Our non-GAAP net income was $11.7 million and $15.1 million for the three months ended July 31, 2018 and 2017, respectively.

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

Non-GAAP Financial Results

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP cost of revenues, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP income tax provision (benefit), non-GAAP net income (loss) and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): expenses related to stock-based compensation and related employer payroll tax, amortization of acquired intangible assets, adjustments related to a financing lease obligation and acquisition-related adjustments, including the partial release of the valuation allowance due to acquisitions. The adjustments for the financing lease obligation are to reflect the expense we would have recorded if our build-to-suit lease arrangement had been deemed an operating lease instead of a financing lease and is calculated as the net of actual ground lease expense, depreciation and interest expense over estimated straight-line rent expense. The non-GAAP financial measures are also adjusted for our estimated tax rate on non-GAAP income (loss). To determine the annual non-GAAP tax rate, we evaluate a financial projection based on our non-GAAP results. The annual non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The non-GAAP tax rate applied to the three and six months ended July 31, 2018 was 20%. We expect to utilize this annual non-GAAP tax rate in fiscal 2019 and will provide updates to this rate on an annual basis, or more frequently if material changes occur. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in our financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

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

The following table reconciles our net cash provided by operating activities to free cash flow for the three and six months ended July 31, 2018, and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2018	2017	2018	2017
Net cash provided by operating activities	$33,524	$23,188	$110,011	$64,546
Less purchases of property and equipment	(5,562)	(2,908)	(7,858)	(8,513)
Free cash flow (non-GAAP)	$27,962	$20,280	$102,153	$56,033
Net cash used in investing activities	$(119,007)	$(63,155)	$(258,598)	$(28,168)
Net cash provided by (used in) financing activities	$23,813	$(7,364)	$23,558	$(38,656)

The following table reconciles our GAAP to Non-GAAP Financial Measures for the three months ended July 31, 2018 (in thousands, except per share amounts):

	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Acquisition-related adjustments	Income tax effects related to non-GAAP adjustments(3)	Non-GAAP
Cost of revenues	$83,748	$(9,438)	$(5,353)	$304		$—	$—	$69,261
Gross margin	78.4%	2.5%	1.4%	(0.1)%		—%	—%	82.2%
Research and development	106,739	(34,518)	(268)	507		—	—	72,460
Sales and marketing	243,830	(47,020)	(652)	1,147		—	—	197,305
General and administrative	57,844	(17,440)	—	248		(2,730)	—	37,922
Operating income (loss)	(103,858)	108,416	6,273	(2,206)		2,730	—	11,355
Operating margin	(26.7)%	27.9%	1.6%	(0.6)%		0.7%	—%	2.9%
Income tax provision	811	—	—	—		—	2,105	2,916
Net income (loss)	$(103,499)	$108,416	$6,273	$(151)	(2)	$2,730	$(2,105)	$11,664
Net income (loss) per share (1)	$(0.71)							$0.08
_________________________
(1) Calculated based on 145,030 basic and diluted weighted-average shares of common stock. Non-GAAP net income per share calculated based on 151,441 diluted weighted-average shares of common stock, which includes 6,411 potentially dilutive shares related to employee stock awards. GAAP to non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.
(2) Includes $2.1 million of interest expense related to the financing lease obligation.
(3) Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 20%.

The following table reconciles our GAAP to non-GAAP Financial Measures for the three months ended July 31, 2017 (in thousands, except per share amounts):

	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Partial release of the valuation allowance due to acquisition	Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$59,876	$(8,687)	$(2,870)	$309		$—	$—	$48,628
Gross margin	78.6%	3.1%	1.0%	(0.1)%		—%	—%	82.6%
Research and development	71,774	(26,550)	(55)	495		—	—	45,664
Sales and marketing	186,637	(43,837)	(1,316)	1,174		—	—	142,658
General and administrative	39,139	(15,691)	—	227		—	—	23,675
Operating income (loss)	(77,202)	94,765	4,241	(2,205)		—	—	19,599
Operating margin	(27.6)%	33.9%	1.5%	(0.8)%		—%	—%	7.0%
Income tax provision	353	—	—	—		546	4,681	5,580
Net income (loss)	$(78,593)	$94,765	$4,241	$(99)	(2)	$(546)	$(4,681)	$15,087
Net income (loss) per share (1)	$(0.57)							$0.11
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

The following table reconciles our GAAP to Non-GAAP Financial Measures for the six months ended July 31, 2018 (in thousands, except per share amounts):

	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Acquisition-related adjustments	Partial release of the valuation allowance due to acquisition	Income tax effects related to non-GAAP adjustments(3)	Non-GAAP
Cost of revenues	$161,718	$(18,987)	$(9,603)	$616		$—	$—	$—	$133,744
Gross margin	76.9%	2.7%	1.4%	(0.1)%		—%	—%	—%	80.9%
Research and development	193,096	(62,756)	(546)	996		—	—	—	130,790
Sales and marketing	461,866	(92,860)	(830)	2,317		—	—	—	370,493
General and administrative	108,586	(34,727)	—	482		(6,034)	—	—	68,307
Operating loss	(225,324)	209,330	10,979	(4,411)		6,034	—	—	(3,392)
Operating margin	(32.2)%	29.8%	1.6%	(0.6)%		0.9%	—%	—%	(0.5)%
Income tax provision (benefit)	(1,177)	—	—	—		—	3,313	(1,560)	576
Net income (loss)	$(221,998)	$209,330	$10,979	$(287)	(2)	$6,034	$(3,313)	$1,560	2,305
Net income (loss) per share (1)	$(1.54)								$0.02
_________________________

(1) Calculated based on 144,306 basic and diluted weighted-average shares of common stock. Non-GAAP net income per share calculated based on 150,537 diluted weighted-average shares of common stock, which includes 6,231 potentially dilutive shares related to employee stock awards. GAAP to non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.
(2) Includes $4.1 million of interest expense related to the financing lease obligation.
(3) Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 20%.

The following table reconciles our GAAP to non-GAAP Financial Measures for the six months ended July 31, 2017 (in thousands, except per share amounts):

	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Partial release of the valuation allowance due to acquisition	Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$118,039	$(17,320)	$(5,519)	$615		$—	$—	$95,815
Gross margin	76.7%	3.4%	1.1%	(0.1)%		—%	—%	81.1%
Research and development	143,072	(54,598)	(83)	1,026		—	—	89,417
Sales and marketing	360,098	(86,252)	(1,332)	2,344		—	—	274,858
General and administrative	75,635	(30,791)	—	464		—	—	45,308
Operating income (loss)	(189,852)	188,961	6,934	(4,449)		—	—	1,594
Operating margin	(37.4)%	37.2%	1.4%	(0.9)%		—%	—%	0.3%
Income tax provision	1,691	—	—	—		546	(1,254)	983
Net income (loss)	$(193,717)	$188,961	$6,934	$(229)	(2)	$(546)	$1,254	$2,657
Net income (loss) per share (1)	$(1.40)							$0.02
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

•
Professional services and training services. We have a professional services organization focused on helping our customers deploy our software in highly complex operational environments and train their personnel. Training and professional services have stated billing rates per service hour or are provided on a subscription basis, accordingly, revenues are recognized as services are delivered or ratably over the subscription period. Professional services and training revenues, as a percentage of total revenues, were 9% for each of the three months ended July 31, 2018 and 2017. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017

	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$200,668	$147,231	$339,643	$249,793
Maintenance and services	187,635	132,993	360,299	257,199
Total revenues	388,303	280,224	699,942	506,992
Cost of revenues
License	5,671	3,159	10,795	6,087
Maintenance and services	78,077	56,717	150,923	111,952
Total cost of revenues	83,748	59,876	161,718	118,039
Gross profit	304,555	220,348	538,224	388,953
Operating expenses
Research and development	106,739	71,774	193,096	143,072
Sales and marketing	243,830	186,637	461,866	360,098
General and administrative	57,844	39,139	108,586	75,635
Total operating expenses	408,413	297,550	763,548	578,805
Operating loss	(103,858)	(77,202)	(225,324)	(189,852)
Interest and other income (expense), net
Interest income (expense), net	1,506	(164)	2,620	(692)
Other income (expense), net	(336)	(874)	(471)	(1,482)
Total interest and other income (expense), net	1,170	(1,038)	2,149	(2,174)
Loss before income taxes	(102,688)	(78,240)	(223,175)	(192,026)
Income tax provision (benefit)	811	353	(1,177)	1,691
Net loss	$(103,499)	$(78,593)	$(221,998)	$(193,717)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017

	(as % of revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	51.7%	52.5%	48.5%	49.3%
Maintenance and services	48.3	47.5	51.5	50.7
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	2.8	2.1	3.2	2.4
Maintenance and services (1)	41.6	42.6	41.9	43.5
Total cost of revenues	21.6	21.4	23.1	23.3
Gross profit	78.4	78.6	76.9	76.7
Operating expenses
Research and development	27.5	25.6	27.6	28.2
Sales and marketing	62.7	66.5	66.0	71.1
General and administrative	14.9	14.0	15.5	14.9
Total operating expenses	105.1	106.1	109.1	114.2
Operating loss	(26.7)	(27.5)	(32.2)	(37.5)
Interest and other income (expense), net
Interest income (expense), net	0.4	(0.1)	0.4	(0.1)
Other income (expense), net	(0.1)	(0.3)	(0.1)	(0.3)
Total interest and other income (expense), net	0.3	(0.4)	0.3	(0.4)
Loss before income taxes	(26.4)	(27.9)	(31.9)	(37.9)
Income tax provision (benefit)	0.2	0.1	(0.2)	0.3
Net loss	(26.6)%	(28.0)%	(31.7)%	(38.2)%
_________________________
(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended July 31, 2018 and 2017

Revenues

	Three Months Ended July 31,
	2018	2017	% Change

	($ amounts in thousands)
Revenues
License	$200,668	$147,231	36.3%
Maintenance and services	187,635	132,993	41.1%
Total revenues	$388,303	$280,224	38.6%
Percentage of revenues
License	51.7%	52.5%
Maintenance and services	48.3	47.5
Total	100.0%	100.0%

The increase in license revenues of $53.4 million was primarily driven by increases in our total number of customers, sales to existing customers and the number of large orders. For example, we had 61 and 50 orders greater than $1.0 million for the three months ended July 31, 2018 and 2017, respectively. Our total number of customers increased from approximately 14,000 as of July 31, 2017 to more than 16,000 as of July 31, 2018. The increase in maintenance and services revenues of $54.6 million was due to increases in sales of maintenance agreements, increases in sales of our cloud services, as well as sales of professional services resulting from the growth of our installed customer base.

Cost of Revenues and Gross Margin

	Three Months Ended July 31,
	2018	2017	% Change

	($ amounts in thousands)
Cost of revenues (1)
License	$5,671	$3,159	79.5%
Maintenance and services	78,077	56,717	37.7%
Total cost of revenues	$83,748	$59,876	39.9%
Gross margin
License	97.2%	97.9%
Maintenance and services	58.4%	57.4%
Total gross margin	78.4%	78.6%

(1) Includes stock-based compensation expense:
Cost of revenues	$8,947	$8,410

Total cost of revenues increased $23.9 million primarily due to a $21.4 million increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues was primarily related to an increase of $9.3 million related to third-party hosting fees to support our cloud services, a $9.1 million increase in salaries and benefits expense due to increased headcount and a $5.2 million increase in expenses related to third-party consulting services. The $2.5 million increase in cost of license revenues was primarily due to amortization expense related to acquired intangible assets. Total gross margin remained relatively flat.

Operating Expenses

	Three Months Ended July 31,
	2018	2017	% Change

	($ amounts in thousands)
Operating expenses (1)
Research and development	$106,739	$71,774	48.7%
Sales and marketing	243,830	186,637	30.6%
General and administrative	57,844	39,139	47.8%
Total operating expenses	$408,413	$297,550	37.3%
Percentage of revenues
Research and development	27.5%	25.6%
Sales and marketing	62.7	66.5
General and administrative	14.9	14.0
Total	105.1%	106.1%

(1) Includes stock-based compensation expense:
Research and development	$33,597	$25,991
Sales and marketing	45,546	42,652
General and administrative	16,953	15,314
Total stock-based compensation expense	$96,096	$83,957

Research and development expense.  Research and development expense increased $35.0 million primarily due to an increase of $25.8 million in salaries and benefits. We also had an increase of $4.1 million in hosting fees to support our product development efforts and a $1.9 million increase related to third-party consulting services.

Sales and marketing expense.  Sales and marketing expense increased $57.2 million primarily due to a $44.9 million increase in salaries and benefits as we increased headcount to expand our field sales organization. We also experienced an increase of $5.2 million in travel-related expenses due to increased travel from our growing field sales organization, an increase of $2.5 million in third-party consulting services and an increase of $2.0 million in marketing expenses.

General and administrative expense.  General and administrative expense increased $18.7 million primarily due to an increase of $8.2 million in salaries and benefits as we increased headcount, an increase of $5.5 million in third-party consulting services and an increase of $1.8 million in accounting and legal fees.

Interest and Other Income (Expense), net

	Three Months Ended July 31,
	2018	2017

	(in thousands)
Interest and other income (expense), net
Interest income (expense), net	$1,506	$(164)
Other income (expense), net	(336)	(874)
Total interest and other income (expense), net	$1,170	$(1,038)

Interest and other income (expense), net reflects a net increase in income primarily due to an increase in interest income from our investments, partially offset by interest expense related to our financing lease obligation.

Income Tax Provision

	Three Months Ended July 31,
	2018	2017

	(in thousands)
Income tax provision	$811	$353

For the three months ended July 31, 2018, the increase in income tax expense was primarily due to an increase in taxable income from our international jurisdictions.

Comparison of the Six Months Ended July 31, 2018 and 2017

Revenues

	Six Months Ended July 31,
	2018	2017	% Change

	($ amounts in thousands)
Revenues
License	$339,643	$249,793	36.0%
Maintenance and services	360,299	257,199	40.1%
Total revenues	$699,942	$506,992	38.1%
Percentage of revenues
License	48.5%	49.3%
Maintenance and services	51.5	50.7
Total	100.0%	100.0%

The increase in license revenues of $89.9 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of large orders. For example, we had 104 and 85 orders greater than $1.0 million for the six months ended July 31, 2018 and 2017, respectively. Our total number of customers increased from approximately 14,000 as of July 31, 2017 to more than 16,000 as of July 31, 2018. The increase in maintenance and services revenues of $103.1 million was due to increases in sales of maintenance agreements and sales of professional services resulting from the growth of our installed customer base, as well as an increase in sales of our cloud services.

Cost of Revenues and Gross Margin

	Six Months Ended July 31,
	2018	2017	% Change

	($ amounts in thousands)
Cost of revenues
License	$10,795	$6,087	77.3%
Maintenance and services	150,923	111,952	34.8%
Total cost of revenues	$161,718	$118,039	37.0%
Gross margin
License	96.8%	97.6%
Maintenance and services	58.1%	56.5%
Total gross margin	76.9%	76.7%

(1) Includes stock-based compensation expense:
Cost of revenues	$17,751	$16,602

Total cost of revenues increased $43.7 million primarily due to a $39.0 million increase in cost of maintenance and services revenues. The $39.0 million increase in cost of maintenance and services revenues was primarily related to an increase of $17.7 million in salaries and benefits expense, an increase of $13.8 million related to third-party hosting fees to support our cloud services and an increase of $11.5 million related to third-party consulting services. Total gross margin remained relatively flat.

Operating Expenses

	Six Months Ended July 31,
	2018	2017	% Change

	($ amounts in thousands)
Operating expenses (1)
Research and development	$193,096	$143,072	35.0%
Sales and marketing	461,866	360,098	28.3%
General and administrative	108,586	75,635	43.6%
Total operating expenses	$763,548	$578,805	31.9%
Percentage of revenues
Research and development	27.6%	28.2%
Sales and marketing	66.0	71.1
General and administrative	15.5	14.9
Total	109.1%	114.2%

(1) Includes stock-based compensation expense:
Research and development	$60,013	$52,788
Sales and marketing	88,593	83,295
General and administrative	33,307	29,737
Total stock-based compensation expense	$181,913	$165,820

Research and development expense.  Research and development expense increased $50.0 million primarily due to a net $35.2 million increase in salaries and benefits. We also had an increase of $6.7 million in hosting fees to support our product development efforts and a $2.5 million increase related to third-party consulting services.

Sales and marketing expense.  Sales and marketing expense increased $101.8 million primarily due to a $75.6 million increase in salaries and benefits, as we increased headcount and experienced higher commission expense as a result of increased customer orders. Additionally, we experienced an increase of $9.1 million in travel-related expenses due to increased travel from our growing field sales organization, a $4.6 million increase in marketing expenses, a $4.1 million increase in third-party consulting services and an increase of $3.8 million related to our sales kickoff and other sales-related events.

General and administrative expense.  General and administrative expense increased $33.0 million primarily due to a $13.9 million increase in salaries and benefits as we increased headcount, an increase of $10.2 million in third-party consulting services and an increase of $4.0 million in accounting and legal expenses.

Interest and Other Income (Expense), net

	Six Months Ended July 31,
	2018	2017

	(in thousands)
Interest and other income (expense), net
Interest income (expense), net	$2,620	$(692)
Other income (expense), net	(471)	(1,482)
Total interest and other income (expense), net	$2,149	$(2,174)

Interest and other income (expense), net reflects a net increase in income primarily due to an increase in interest income from our investments, partially offset by interest expense related to our financing lease obligation.

Income Tax Provision (Benefit)

	Six Months Ended July 31,
	2018	2017

	(in thousands)
Income tax provision (benefit)	$(1,177)	$1,691

For the six months ended July 31, 2018, the decrease in income tax expense was primarily due to the partial release of the valuation allowance as a result of an acquisition.

Liquidity and Capital Resources

	July 31, 2018	January 31, 2018

	(in thousands)
Cash and cash equivalents	$419,681	$545,947

	Six Months Ended July 31,
	2018	2017

	(in thousands)
Cash provided by operating activities	$110,011	$64,546
Net cash used in investing activities	(258,598)	(28,168)
Net cash provided by (used in) financing activities	23,558	(38,656)

Our principal source of liquidity is our cash generated from operations. As of July 31, 2018, our cash and cash equivalents of $419.7 million were held for working capital purposes, a majority of which was invested in money market funds, which we believe will be sufficient to meet our anticipated cash needs for at least the next 12 months. We intend to continue to focus our capital expenditures for the remainder of fiscal 2019 to support the growth in our operations, including acquisition-related activities. We also have funds available under our Loan Agreement with Silicon Valley Bank (as described below). Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

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

Net cash provided by operating activities was $110.0 million for the six months ended July 31, 2018 compared to $64.5 million from the prior year. The increase in net cash provided by operating activities was primarily related to an increase in accounts receivable collections during the six months ended July 31, 2018 as compared to the prior year. This increase was partially offset by a decrease in deferred revenue, an increase in payments for deferred commissions and an increase in payments for prepaid expenses as compared to the prior year.

Net cash provided by operating activities was $64.5 million for the six months ended July 31, 2017 compared to $54.0 million from the prior year. The increase in net cash provided by operating activities was primarily related to a reduction in payments for accrued compensation and an increase in deferred revenue during the six months ended July 31, 2017 as compared to the prior year. This increase was offset by a reduction in accounts receivable collections as compared to the prior year.

Investing Activities

Net cash used in investing activities was $258.6 million for the six months ended July 31, 2018 compared to $28.2 million from the prior year. The increase in cash used in investing activities was primarily related to a $377.7 million increase in cash purchase price paid, net of cash acquired, from our acquisitions of Phantom and VictorOps. This outflow was partially offset by a decrease of $151.0 million in purchases of investments, net of maturities, as compared to the prior year.

Net cash used in investing activities was $28.2 million for the six months ended July 31, 2017 compared to $44.0 million from the prior year. The decrease in cash used by investing activities was primarily related to an increase of $23.8 million in maturities of investments, net of purchases as compared to the prior year. This inflow was partially offset by a $17.2 million increase in cash purchase price paid, net of cash acquired, from our acquisition of Drastin.

Financing Activities

Net cash provided by financing activities was $23.6 million for the six months ended July 31, 2018 compared to net cash used in $38.7 million from the prior year. The increase in cash provided by financing activities was primarily related to a decrease of $58.3 million in taxes paid related to net share settlement of equity awards as compared to the prior year.

Net cash used in financing activities was $38.7 million for the six months ended July 31, 2017 compared to $25.0 million from the prior year. The increase in cash used in financing activities was primarily related to an increase of $12.3 million in taxes paid related to net share settlement of equity awards.

Loan Agreement

On May 9, 2013, we entered into a Loan Agreement with Silicon Valley Bank, which was most recently amended in May 2018. As amended, the agreement provides for a revolving line of credit facility, which expires in May 2019. Under the agreement, we are able to borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate (5.00% in July 2018) or the LIBOR rate plus 2.75%. As of July 31, 2018, we had no balance outstanding under this agreement. The agreement includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to: sell or otherwise dispose of our business or property; change our business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company.

In addition, the agreement contains customary financial covenants and other affirmative and negative covenants. We were in compliance with all covenants as of July 31, 2018.

Operating Lease Commitments and Purchase Obligations

We lease our office spaces under non-cancelable leases. Rent expense, net of sublease income, for our operating leases was $6.1 million and $5.5 million for the three months ended July 31, 2018 and 2017, respectively, and $12.2 million and $10.8 million for the six months ended July 31, 2018 and 2017, respectively.

On June 18, 2018, we renewed our office lease at 250 Brannan Street for approximately 101,000 square feet located in San Francisco, California. This lease is expected to commence in the first quarter of fiscal 2020 for a term of 147 months. Our total obligation for the base rent will be approximately $137.6 million.

Purchase obligations are contractual obligations for purchase of goods or services and are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

The following summarizes our operating lease commitments and significant purchase obligations as of July 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$293,571	$27,431	$60,900	$54,512	$150,728
Purchase obligations (2)	95,687	19,453	65,252	8,060	2,922
Total	$389,258	$46,884	$126,152	$62,572	$153,650
 _________________________
(1) We have entered into sublease agreements for portions of our office space and the future rental income of $6.2 million from these agreements has been included as an offset to our future minimum rental payments.
(2) Purchase obligations relate primarily to IT and product infrastructure costs, enterprise subscription agreements, and sales and marketing costs.

On July 31, 2018, we entered into an office lease, which is expected to commence in the first quarter of fiscal 2020 for a term of 130 months. Our total obligation for base rent will be approximately $162.6 million. See Note 13, Subsequent Event, for further information.

Financing Lease Obligation

On April 29, 2014, we entered into an office lease (the “Lease”) for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the “Premises”). The Premises is allocated between the “Initial Premises” and “Additional Premises,” which are each approximately 91,000 square feet of rentable space. The term of the Additional Premises begins one year after the term of the Initial Premises, which began in August 2015, and each have a term of 84 months. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for the Lease.

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

As of July 31, 2018, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Remaining six months of fiscal 2019	$6,288
Fiscal 2020	12,928
Fiscal 2021	13,316
Fiscal 2022	13,715
Fiscal 2023	14,127
Thereafter	8,142
Total future minimum lease payments	$68,516

Capital Commitment

We have made a $5.0 million capital commitment to a venture capital fund that requires us to contribute capital upon notice. As of July 31, 2018, we have contributed $0.8 million towards our capital commitment.

Off-Balance Sheet Arrangements

During the six months ended July 31, 2018 and 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts as of July 31, 2018. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and cash equivalents of $419.7 million as of July 31, 2018. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Any draws under our revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of July 31, 2018, we had no balance outstanding under this agreement.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the six months ended July 31, 2018 and 2017. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our revenues, operating margins, cash flows and other operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into agreements for term licenses and agreements for our cloud services. We are currently transitioning our business model to shift from sales of perpetual licenses in favor of sales of term licenses and subscription agreements for our cloud services. This transition may give rise to a number of risks, and if we do not successfully execute this transition, our business and future operating results could be adversely affected.

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

In addition to other risk factors described elsewhere in this “Risk Factors” section, factors that may cause our financial results to fluctuate from quarter to quarter include:

•	the timing of our sales during the quarter, particularly because a large portion of our sales occur toward the end of the quarter, or the loss or delay of a few large contracts;

•	the mix of revenues attributable to larger transactions as opposed to smaller transactions and the impact that a change in mix may have on the overall average selling price (“ASP”) of our offerings;

•
the mix of revenues attributable to perpetual and term licenses, agreements for our cloud services, enterprise adoption agreements, maintenance and professional services and training, which may impact our revenue, deferred revenue, billings, remaining performance obligations, gross margins and operating income;

•	the renewal and usage rates of our customers;

•	changes in the competitive dynamics of our market;

•	changes in customers’ budgets and in the timing of their purchasing decisions;

•	changes in our pricing policies or those of our competitors;

•	customers delaying purchasing decisions in anticipation of new offerings or software enhancements by us or our competitors;

•	customer acceptance of and willingness to pay for new versions of our offerings or new solutions for specific product and end markets;

•	our ability to successfully introduce and monetize new offerings and licensing and service models for our new offerings;

•	network outages or actual or perceived security breaches;

•	the availability and performance of our cloud services, including Splunk Cloud;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of our stock-based compensation expenses;

•	changes in accounting standards, particularly those related to revenue recognition and sales commissions;

•	use of estimates, judgments and assumptions under current accounting standards;

•	the timing of satisfying revenue recognition criteria;

•	our ability to qualify and successfully compete for government contracts;

•	the collectability of receivables from customers and resellers, which may be hindered or delayed;

•	the removal of metered license enforcement via our software, which could lead to customers delaying renewal or purchasing decisions;

•	changes in laws and regulations that impact our business; and

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of July 31, 2018, approximately 37% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $1.18 billion at July 31, 2018. Because the market for our offerings is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

•
process, store and use our employees, customers’ and other third parties’ data in compliance with applicable governmental regulations and other legal obligations related to data privacy, data protection, data transfer, data residency, encryption and security;

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

During the three months ended July 31, 2018, we derived approximately 31% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

•
compliance with laws and regulations for foreign operations, including the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our offerings in certain foreign markets, and the risks and costs of non-compliance, including as a result of any changes in trade relations, sanctioned parties or other restrictions;

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

If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our cloud services, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, and we may incur significant liabilities.

Our offerings involve the storage and transmission of data, and security breaches could result in the loss of this information, litigation, indemnity obligations and other liability. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud services, our security measures or those of our third-party service providers could be breached or we could suffer data loss. Computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, particularly against cloud services. In the first quarter of fiscal 2019, we took corrective action against an attacker who utilized compromised credentials to create and delete compute infrastructure in the Splunk Cloud environment. In addition, we do not directly control content that customers store in our offerings. If customers use our offerings for the transmission or storage of personally identifiable information and our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

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

Interruptions or performance problems associated with our technology and infrastructure, and our reliance on Software-as-a-Service (“SaaS”) technologies from third parties, may adversely affect our business operations and financial results.

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

We derive a portion of our revenues from contracts with federal, state, local and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. Factors that could impede our ability to maintain or increase the amount of revenues derived from government contracts, include:

•	changes in fiscal or contracting policies;

•	decreases in available government funding;

•	changes in government programs or applicable requirements;

•	changes in government sanctions programs and related policies;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	noncompliance with contract provisions or government procurement or other applicable regulations;

•	ability to obtain or maintain any required facility clearances or security clearances for our employees;

•	potential delays or changes in the government appropriations or other funding authorization processes; and

•	delays in the payment of our invoices by government payment offices.

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

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (“IP”) addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, a new EU data protection regime, the General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and we self-certified to the EU-U.S. and the Swiss-U.S. Privacy Shield Frameworks developed by the U.S. Department of Commerce and the European Commission to provide U.S. companies with a valid data transfer mechanism under EU and Swiss law to permit them to transfer personal data from the European Union or Switzerland to the United States. The EU-U.S. and Swiss-U.S. Privacy Shield Frameworks are subject to annual review. The EU-U.S. Privacy Shield Framework has faced challenges in European courts, and may be challenged, suspended or invalidated. Complying with the GDPR or other laws, regulations, or other obligations relating to privacy, data protection, or information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results.

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

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted this new revenue standard as of February 1, 2018. Under Topic 606, more estimates, judgments and assumptions are required within the revenue recognition process than were previously required. Our reported financial position and financial results may be adversely affected if our estimates or judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions. We presently anticipate that this standard could create volatility in our reported revenue and operating results, which could negatively impact our stock price. The most significant impacts of the standard relate to the timing of revenue recognition for arrangements involving term licenses, deferred revenue and sales commissions. Additionally, some deferred revenue, primarily from arrangements involving term licenses, was never recognized as revenue and instead is now part of the cumulative effect adjustment within accumulated deficit. See Part I, Item 1. Financial Information - Note 1 for information regarding the effect of new accounting pronouncements on our consolidated financial statements. These or other changes in accounting principles could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2018, as partial consideration for our acquisition of VictorOps, Inc. (“VictorOps”), we issued 61,387 shares of our common stock to certain former holders of capital stock of VictorOps (the “Key Employees”). The shares issued to the Key Employees are subject to vesting. The issuance of the shares was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act, on the basis that, among other factors: (1) each of the Key Employees represented that they were an “accredited investor” within the meaning of Rule 501(a) of Regulation D; (2) there was no general solicitation or advertising in connection with the issuance of the shares; (3) each of the Key Employees represented that such Key Employee (i) understood that the shares had not been registered under applicable federal and state securities laws, (ii) has the ability to bear the economic risks of their investments, (iii) acquired the shares for investment purposes and not with a view to resale, and (iv) will not sell or otherwise dispose of the shares while they are subject to restricted securities legends in the absence of registration or an applicable exemption from registration requirements; (4) each Key Employee or their purchaser representative, as applicable, received or had access to required information and had an opportunity to obtain additional information about us a reasonable period of time prior to the issuance of the shares; and (5) appropriate legends were placed upon the book-entry positions representing the shares.

Item 6.         Exhibits

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

Date: September 5, 2018

SPLUNK INC.

	By:	/s/ David F. Conte
David F. Conte
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)