Form 10-Q
period 2018-10-31
SPLUNK INC
filed 2018-12-07
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 147,783,032 shares of the registrant’s Common Stock issued and outstanding as of November 29, 2018.

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	October 31, 2018	January 31, 2018
		*As Adjusted
Assets
Current assets
Cash and cash equivalents	$1,868,116	$545,947
Investments, current	803,382	619,203
Accounts receivable, net	303,316	396,413
Prepaid expenses and other current assets	69,762	70,021
Deferred commissions, current	63,492	52,451
Total current assets	3,108,068	1,684,035
Investments, non-current	113,747	5,375
Property and equipment, net	156,502	160,880
Intangible assets, net	98,738	48,142
Goodwill	503,388	161,382
Deferred commissions, non-current	52,003	37,920
Other assets	107,228	41,711
Total assets	$4,139,674	$2,139,445
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,669	$11,040
Accrued compensation	181,425	145,365
Accrued expenses and other liabilities	104,715	84,631
Deferred revenue, current	504,587	489,913
Total current liabilities	809,396	730,949
Convertible senior notes, net	1,614,945	—
Deferred revenue, non-current	197,992	178,792
Other liabilities, non-current	95,474	98,383
Total non-current liabilities	1,908,411	277,175
Total liabilities	2,717,807	1,008,124
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 147,783,032 shares issued and outstanding at October 31, 2018, and 142,835,123 shares issued and outstanding at January 31, 2018	148	143
Accumulated other comprehensive income (loss)	(4,583)	156
Additional paid-in capital	2,660,472	2,086,893
Accumulated deficit	(1,234,170)	(955,871)
Total stockholders’ equity	1,421,867	1,131,321
Total liabilities and stockholders’ equity	$4,139,674	$2,139,445

* Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenues
License	$279,603	$193,810	$619,246	$443,603
Maintenance and services	201,380	148,679	561,679	405,878
Total revenues	480,983	342,489	1,180,925	849,481
Cost of revenues (1)
License	5,922	3,013	16,717	9,100
Maintenance and services	83,303	61,154	234,226	173,106
Total cost of revenues	89,225	64,167	250,943	182,206
Gross profit	391,758	278,322	929,982	667,275
Operating expenses (1)
Research and development	117,722	74,080	310,818	217,152
Sales and marketing	264,223	198,266	726,089	558,364
General and administrative	59,819	35,857	168,405	111,492
Total operating expenses	441,764	308,203	1,205,312	887,008
Operating loss	(50,006)	(29,881)	(275,330)	(219,733)
Interest and other income (expense), net
Interest income	8,571	2,403	15,322	6,273
Interest expense	(12,270)	(2,133)	(16,401)	(6,695)
Other income (expense), net	(186)	(289)	(657)	(1,771)
Total interest and other income (expense), net	(3,885)	(19)	(1,736)	(2,193)
Loss before income taxes	(53,891)	(29,900)	(277,066)	(221,926)
Income tax provision (benefit)	1,814	(232)	637	1,459
Net loss	$(55,705)	$(29,668)	$(277,703)	$(223,385)

Basic and diluted net loss per share	$(0.38)	$(0.21)	$(1.91)	$(1.61)

Weighted-average shares used in computing basic and diluted net loss per share	146,391	140,413	145,015	139,111

(1) Amounts include stock-based compensation expense, as follows:

Cost of revenues	$8,867	$7,921	$26,618	$24,523
Research and development	35,088	25,038	95,101	77,826
Sales and marketing	45,280	36,728	133,874	120,023
General and administrative	18,449	14,424	51,756	44,161

* Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Net loss	$(55,705)	$(29,668)	$(277,703)	$(223,385)
Other comprehensive gain (loss)
Net unrealized gain (loss) on investments (net of tax)	(265)	(93)	442	(542)
Foreign currency translation adjustments	(1,588)	(632)	(5,181)	1,481
Total other comprehensive gain (loss)	(1,853)	(725)	(4,739)	939
Comprehensive loss	$(57,558)	$(30,393)	$(282,442)	$(222,446)

* Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2018	2017
		*As Adjusted
Cash flows from operating activities
Net loss	$(277,703)	$(223,385)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,946	30,039
Amortization of deferred commissions	55,592	32,809
Amortization of investment premiums (accretion of discounts)	(1,852)	373
Amortization of debt discount and issuance costs	8,491	—
Stock-based compensation	307,345	266,533
Deferred income taxes	(427)	(2,677)
Facility exit charge - adjustment	—	(5,191)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	100,873	(24,858)
Prepaid expenses and other assets	(62,784)	(8,501)
Deferred commissions	(80,716)	(44,464)
Accounts payable	6,771	4,919
Accrued compensation	36,577	15,626
Accrued expenses and other liabilities	10,498	2,574
Deferred revenue	28,475	73,036
Net cash provided by operating activities	169,086	116,833
Cash flows from investing activities
Purchases of investments	(810,264)	(517,904)
Maturities of investments	525,126	514,010
Acquisitions, net of cash acquired	(394,910)	(59,350)
Purchases of property and equipment	(15,177)	(13,931)
Other investment activities	(5,119)	—
Net cash used in investing activities	(700,344)	(77,175)
Cash flows from financing activities
Proceeds from the exercise of stock options	1,695	2,474
Proceeds from employee stock purchase plan	24,201	19,282
Proceeds from the issuance of convertible senior notes, net of issuance costs	2,106,225	—
Purchase of capped calls	(274,275)	—
Taxes paid related to net share settlement of equity awards	(779)	(88,651)
Repayment of financing lease obligation	(1,862)	(1,299)
Net cash provided by (used in) financing activities	1,855,205	(68,194)
Effect of exchange rate changes on cash and cash equivalents	(1,778)	504
Net increase (decrease) in cash and cash equivalents	1,322,169	(28,032)
Cash and cash equivalents at beginning of period	545,947	421,346
Cash and cash equivalents at end of period	$1,868,116	$393,314

	Nine Months Ended October 31,
	2018	2017
		*As Adjusted
Supplemental disclosures
Cash paid for income taxes	$5,630	$4,948
Cash paid for interest expense related to financing lease obligation	6,161	6,068
Non-cash investing and financing activities
Increase (decrease) in accrued purchases of property and equipment	(295)	463
Costs related to issuance of convertible senior notes included in accounts payable and accrued expenses and other liabilities	930	—

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

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. “Interest income” and “Interest expense” have been reclassified from “Interest income (expense), net” on the condensed consolidated statements of operations. These reclassifications had no impact on the previously reported net loss or accumulated deficit.

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

Revenue Recognition

We generate revenues primarily in the form of software license and related maintenance fees, cloud services and other services fees. Licenses for on-premises software are either perpetual or term licenses and provide the customer with a right to use the software. Typically, when purchasing a perpetual license, a customer also purchases one year of maintenance for which we charge a percentage of the license fee. When a term license is purchased, maintenance is bundled with the license for the term of the license period. Cloud services are provided on a subscription basis and give our customers access to our cloud solutions, which include related customer support. Other services include training and professional services that are not integral to the functionality of the licenses or cloud services.

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

A receivable is recorded in the period we deliver products or provide services, or when we have an unconditional right to payment. Some of our multi-year on-premises license contracts are invoiced annually and we generally recognize the total amount of the license revenues upfront and record a corresponding receivable, if we have an unconditional right to receive payment. Current and non-current accounts receivable, net of allowance for doubtful accounts, was $378.0 million and $396.4 million as of October 31, 2018 and January 31, 2018, respectively.

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

Deferred revenue is recorded when we invoice a contract prior to recognizing revenue. It is comprised mainly of balances related to maintenance and cloud services invoiced at the beginning of each service period. Deferred revenue also includes balances for training and professional services for which a payment has been received in advance of performance, as well as for licenses that we delivered prior to the license term commencing.

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

The fair value of each option grant and stock purchase right granted under the Employee Stock Purchase Plan (“ESPP”) is estimated on the date of grant using the Black-Scholes option pricing model. We recognize stock-based compensation expense related to our ESPP on a straight-line basis over the offering period, which is twelve months. Stock-based compensation expense is recognized net of estimated forfeiture activity.

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

Recently Adopted Accounting Standards

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07 (Topic 718), Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, entities will no longer be required to value non-employee share-based payment awards differently from employee awards. Upon transition, entities are required to measure non-employee awards at their grant-date fair value as of the adoption date. We early adopted this new standard as of August 1, 2018. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

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

The following tables present the impact of the new revenue standard to the reported results on our selected condensed consolidated statements of operations data and condensed consolidated balance sheet data and (in thousands, except per share data):

Selected Condensed Consolidated Statements of Operations Data

	Three Months Ended October 31, 2017
	As Reported	Impact of Adoption	As Adjusted
Revenues
License	$179,829	$13,981	$193,810
Maintenance and services	148,824	(145)	148,679
Total revenues	328,653	13,836	342,489
Gross profit	264,486	13,836	278,322
Operating expenses
Sales and marketing	205,364	(7,098)	198,266
Operating loss	(50,815)	20,934	(29,881)
Net loss	$(50,602)	$20,934	$(29,668)

Basic and diluted net loss per share	$(0.36)	$0.15	$(0.21)

	Nine Months Ended October 31, 2017
	As Reported	Impact of Adoption	As Adjusted
Revenues
License	$439,406	$4,197	$443,603
Maintenance and services	411,659	(5,781)	405,878
Total revenues	851,065	(1,584)	849,481
Gross profit	668,859	(1,584)	667,275
Operating expenses
Sales and marketing	570,596	(12,232)	558,364
Operating loss	(230,381)	10,648	(219,733)
Net loss	$(234,033)	$10,648	$(223,385)

Basic and diluted net loss per share	$(1.68)	$0.07	$(1.61)

Selected Condensed Consolidated Balance Sheet Data

	January 31, 2018
	As Reported	Impact of Adoption	As Adjusted
Assets
Accounts receivable, net	$391,799	$4,614	$396,413
Deferred commissions, current	—	52,451	52,451
Deferred commissions, non-current	—	37,920	37,920
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	77,160	7,471	84,631
Deferred revenue, current	635,253	(145,340)	489,913
Deferred revenue, non-current	269,954	(91,162)	178,792
Accumulated deficit	(1,279,887)	324,016	(955,871)

The adoption of Topic 606 had no impact to cash provided by or used in operating, financing, or investing activities on our condensed consolidated statements of cash flows.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15 (Subtopic 350-40), Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The standard is effective for our first quarter of fiscal 2021, although early adoption is permitted. We are currently evaluating whether the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13 (Topic 820), Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The standard no longer requires disclosure of the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted-average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for our first quarter of fiscal 2020, although early adoption is permitted. We are currently evaluating whether the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments - Credit Losses. The amendments in this update require a financial asset (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans and held-to-maturity debt securities. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies codification and corrects unintended application of the guidance. The standard is effective for our first quarter of fiscal 2021, although early adoption is permitted. We are currently evaluating whether the adoption of this standard will have a material impact on our condensed consolidated financial statements.

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

The new lease standard is effective in the first quarter of fiscal 2020 and may be applied retrospectively to each prior period presented or, as amended by ASU No. 2018-11, with the cumulative-effect recognized as of the date of initial application. We currently plan to adopt the standard using the cumulative effect transition method and although early adoption is permitted, we will not early adopt.

We are continuing to evaluate the total impact of the new lease standard on our condensed consolidated financial statements, accounting policies, systems, processes and internal controls, and have allocated internal and external resources to assist in our implementation efforts. We are continuing to evaluate our existing population of contracts to ensure that all contracts that meet the definition of a lease under the new standard are identified. We anticipate that most of our office leases will be recognized as lease liabilities and corresponding right-of-use assets, and will accordingly have a material impact on our condensed consolidated balance sheets upon adoption.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of October 31, 2018 and January 31, 2018 (in thousands):

	October 31, 2018				January 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$31,734	$—	$—	$31,734	$341,687	$—	$—	$341,687
U.S. treasury securities	—	974,554	—	974,554	—	619,203	—	619,203
Other	—	—	4,744	4,744	—	—	—	—
Reported as:
Assets:
Cash and cash equivalents				$99,653				$341,687
Investments, current				803,382				619,203
Investments, non-current				107,997				—
Total				$1,011,032				$960,890

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table represents our investments in U.S. treasury securities, which we have classified as available-for-sale investments as of October 31, 2018 (in thousands):

	October 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$67,924	$—	$(5)	$67,919
Investments, current:
U.S. treasury securities	803,948	—	(566)	803,382
Investments, non-current:
U.S. treasury securities	103,388	—	(135)	103,253
Total available-for-sale investments in U.S. treasury securities	$975,260	$—	$(706)	$974,554

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

The following table represents the fair values and unrealized losses of our available-for-sale investments, classified by length of time that the securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
October 31, 2018
U.S. treasury securities	$974,554	$(706)	$—	$—	$974,554	$(706)
January 31, 2018
U.S. treasury securities	$619,203	$(1,142)	$—	$—	$619,203	$(1,142)

As of October 31, 2018, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments are as follows (in thousands):

October 31, 2018
Due within one year	$871,301
Due within one to two years	103,253
Total	$974,554

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

Convertible Senior Notes

Refer to Note 7 “Convertible Senior Notes” for details regarding the fair value of our convertible senior notes.

Equity Investments

Our equity investments are reported in “Investments, non-current” on our condensed consolidated balance sheets. The following table provides a summary of our equity investments as of October 31, 2018 and January 31, 2018 (in thousands):

	October 31, 2018	January 31, 2018
Equity investments without readily determinable fair values	$5,000	$5,000
Equity investments under the equity method of accounting	750	375
Total	$5,750	$5,375

(3)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable leases. Rent expense, net of sublease income, for our operating leases was $6.3 million and $0.3 million for the three months ended October 31, 2018 and 2017, respectively. During the three months ended October 31, 2017, rent expense included a decrease of $5.2 million of expense in connection with a facility exit charge adjustment. Rent expense, net of sublease income, for our operating leases was $18.5 million and $10.8 million for the nine months ended October 31, 2018 and 2017, respectively.

On August 15, 2018, we entered into an office lease at 3060 Olsen Drive for approximately 301,000 square feet located in San Jose, California. This lease is expected to commence in fiscal 2020 for a term of 130 months, subject to the completion of certain pre-occupancy improvements by our landlord. Our total obligation for the base rent will be approximately $162.6 million.

On June 18, 2018, we renewed our office lease at 250 Brannan Street for approximately 101,000 square feet located in San Francisco, California. This lease is expected to commence in the first quarter of fiscal 2020 for a term of 147 months. Our total obligation for the base rent will be approximately $137.6 million.

The following summarizes our operating lease commitments as of October 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$469,227	$26,611	$93,566	$86,296	$262,754
 _________________________
(1) We have entered into sublease agreements for portions of our office space and the future rental income of $1.9 million from these agreements has been included as an offset to our future minimum rental payments.

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

As of October 31, 2018, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Remaining three months of fiscal 2019	$3,144
Fiscal 2020	12,928
Fiscal 2021	13,316
Fiscal 2022	13,715
Fiscal 2023	14,127
Thereafter	8,142
Total future minimum lease payments	$65,372

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts as of October 31, 2018. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following as of October 31, 2018 and January 31, 2018 (in thousands):

	As of
	October 31, 2018	January 31, 2018
Computer equipment and software	$77,800	$69,457
Furniture and fixtures	18,275	18,090
Leasehold and building improvements (1)	73,411	67,348
Building (2)	82,250	82,250
Property and equipment, gross	251,736	237,145
Less: accumulated depreciation and amortization	(95,234)	(76,265)
Property and equipment, net	$156,502	$160,880
 _________________________
(1) Includes costs related to assets not yet placed into service of $9.9 million and $2.8 million, as of October 31, 2018 and January 31, 2018, respectively.

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

Depreciation and amortization expense on property and equipment was $6.7 million and $6.5 million for the three months ended October 31, 2018 and 2017, respectively, and $19.8 million and $19.5 million for the nine months ended October 31, 2018 and 2017, respectively.

(5)  Acquisitions, Goodwill and Intangible Assets

VictorOps
On June 22, 2018, we acquired 100% of the voting equity interest of VictorOps, Inc. (“VictorOps”), a privately-held Delaware corporation that develops incident management solutions for the IT and DevOps markets. This acquisition has been accounted for as a business combination. The purchase price of $112.3 million, paid in cash of $108.8 million and $3.5 million in fair value of replacement equity awards attributable to pre-acquisition service, was preliminarily allocated as follows: $21.1 million to identified intangible assets, $1.7 million to net assets acquired, with the excess $89.5 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of VictorOps, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Additionally, we recognized $2.7 million of acquisition-related costs as general and administrative expense on our condensed consolidated statements of operations.
Per the terms of the merger agreement with VictorOps, certain unvested stock options held by VictorOps employees were canceled and exchanged for replacement stock options to purchase shares of our common stock under our 2012 Equity Incentive Plan. Additionally, certain shares of stock issued under share-based compensation awards held by key employees of VictorOps were canceled and exchanged for unregistered restricted shares of our common stock subject to vesting. The portion of the fair value of the replacement equity awards associated with pre-acquisition service of VictorOps employees represented a component of the total purchase consideration, as discussed above. The remaining fair value of $7.6 million of these issued awards, which are subject to the recipients’ continued service with us and was excluded from the purchase price, will be recognized ratably as stock-based compensation expense over the required service period. We are still finalizing the allocation of the purchase price, which is subject to change as additional information becomes available to us.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Fair Value	Useful Life (months)
Developed technology	$11,700	84
Customer relationships	9,400	60
Total intangible assets acquired	$21,100

Phantom

On April 6, 2018, we acquired 100% of the voting equity interest of Phantom Cyber Corporation (“Phantom”), a privately-held Delaware corporation that develops solutions for security orchestration, automation and response. This acquisition has been accounted for as a business combination. The purchase price of $303.8 million, paid in cash of $291.5 million and $12.3 million in fair value of replacement equity awards attributable to pre-acquisition service, was preliminarily allocated as follows: $44.1 million to identified intangible assets, $10.5 million to net assets acquired, $3.3 million to net deferred tax liability, with the excess $252.5 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of Phantom, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Additionally, we recognized $3.3 million of acquisition-related costs as general and administrative expense on our condensed consolidated statements of operations.

Per the terms of the merger agreement with Phantom, certain shares of stock issued under share-based compensation awards held by key employees of Phantom were canceled and exchanged for replacement equity awards consisting of unregistered restricted shares of our common stock subject to vesting. The portion of the fair value of the replacement equity awards associated with pre-acquisition service of Phantom's key employees represented a component of the total purchase consideration, as discussed above. The remaining fair value of $62.2 million of these issued awards, which are subject to the recipients’ continued service with us and thus excluded from the purchase price, will be recognized ratably as stock-based compensation expense over the required service period. We are still finalizing the allocation of the purchase price, which is subject to change as additional information becomes available to us.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Revenue	$480,983	$346,632	$1,189,544	$861,390
Net loss	$(55,705)	$(43,693)	$(290,112)	$(265,494)
Basic and diluted net loss per share	$(0.38)	$(0.31)	$(2.00)	$(1.91)

Rocana

On October 6, 2017, we acquired certain assets of Rocana, Inc. (“Rocana”), a privately-held Delaware corporation that develops analytics solutions for the IT market. This acquisition has been accounted for as a business combination. The purchase price of $30.2 million, paid in cash, was allocated as follows: $10.1 million to identifiable intangible assets, with the excess $20.1 million of the purchase price over the fair value of net assets acquired recorded as goodwill. This goodwill is primarily attributable to the value expected from the synergies of the combination, including advancing the analytics and machine learning capabilities of our products, and is deductible for income tax purposes. The results of operations of the acquired entity, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Pro forma and historical results of operations of the acquired entity have not been presented as we do not consider the results to have a material effect on any of the periods presented in our condensed consolidated statements of operations.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Fair Value	Useful Life (months)
Developed technology	$8,320	36
Other acquired intangible assets	1,790	24
Total intangible assets acquired	$10,110

SignalSense

On September 29, 2017, we acquired 100% of the voting equity interest of SignalSense Inc. (“SignalSense”), a privately held Washington corporation that develops cloud-based data collection and breach detection solutions that leverage machine learning. This acquisition has been accounted for as a business combination. The purchase price of $12.2 million, paid in cash, was allocated as follows: $11.3 million to identifiable intangible assets acquired, $0.2 million in net assets and $2.0 million to net deferred tax liabilities, with the excess $2.7 million of the purchase price over the fair value of net assets acquired recorded as goodwill. This goodwill is primarily attributable to the value expected from the synergies of the combination, including developing more advanced cloud and machine learning capabilities for our products, and is not deductible for income tax purposes. The results of operations of the acquired entity, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Pro forma and historical results of operations of the acquired entity have not been presented as we do not consider the results to have a material effect on any of the periods presented in our condensed consolidated statements of operations.

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

Goodwill

There were no impairments to goodwill during the three or nine months ended October 31, 2018 or during prior periods. Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of January 31, 2018	$161,382
Goodwill acquired	342,006
Balance as of October 31, 2018	$503,388

Intangible Assets

Intangible assets subject to amortization realized from acquisitions as of October 31, 2018 are as follows (in thousands, except useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (months)
Developed technology	$132,100	$(51,681)	$80,419	54
Customer relationships	20,910	(3,568)	17,342	55
Other acquired intangible assets	3,270	(2,293)	977	12
Total intangible assets subject to amortization	$156,280	$(57,542)	$98,738

Amortization expense from acquired intangible assets was $7.1 million and $3.6 million for the three months ended October 31, 2018 and 2017, respectively, and $18.1 million and $10.5 million for the nine months ended October 31, 2018 and 2017, respectively.

The expected future amortization expense for acquired intangible assets as of October 31, 2018 is as follows (in thousands):

Fiscal Period:
Remaining three months of fiscal 2019	$7,149
Fiscal 2020	27,909
Fiscal 2021	23,780
Fiscal 2022	13,701
Fiscal 2023	10,406
Thereafter	15,793
Total amortization expense	$98,738

(6)  Debt Financing Facilities

On May 9, 2013, we entered into a Loan Agreement with Silicon Valley Bank, which provided us with a revolving line of credit facility. Under the agreement, we could borrow up to $25.0 million with interest accrued either at the prime rate or the LIBOR rate plus 2.75%. We never borrowed under the credit facility, and during the three months ended October 31, 2018, we terminated our Loan Agreement with Silicon Valley Bank.

(7)  Convertible Senior Notes

In September 2018, we issued $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 (the “2023 Notes”), including the exercise in full by the initial purchasers of the 2023 Notes of their option to purchase an additional $165.0 million principal amount of 2023 Notes, and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (the “2025 Notes” and, together with the 2023 Notes, the “Notes”), including the exercise in full by the initial purchasers of the 2025 Notes of their option to purchase an additional $112.5 million principal amount of 2025 Notes. The Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the Notes was $2.11 billion, net of initial purchaser discounts and issuance costs.

The 2023 Notes will mature on September 15, 2023, and the 2025 Notes will mature on September 15, 2025, in each case unless earlier redeemed, repurchased or converted. The 2023 Notes will bear interest from September 21, 2018 at a rate of

0.50% per year and the 2025 Notes will bear interest from September 21, 2018 at a rate of 1.125% per year, in each case payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019.

The initial conversion rate for each series of notes is 6.7433 shares of our common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $148.30 per share of our common stock, subject to adjustment upon the occurrence of specified events. The initial conversion price of each series of Notes represents a premium of approximately 27.5% to the $116.31 per share closing price of our common stock on September 18, 2018, which was the date the pricing of the Notes was determined. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2023, in the case of the 2023 Notes, or June 15, 2025, in the case of the 2025 Notes, only under the following circumstances:

•
during any fiscal quarter commencing after the fiscal quarter ending on January 31, 2019 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the relevant series of Notes on each applicable trading day;

•
during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the relevant series of notes) per $1,000 principal amount of the relevant series of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the relevant series of Notes on each such trading day;

•	if we call the relevant series of Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

•	upon the occurrence of specified corporate events as set forth in the relevant indenture.

On or after June 15, 2023, in the case of the 2023 Notes, and on or after June 15, 2025, in the case of the 2025 Notes, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, holders of the relevant series of Notes may convert all or any portion of their Notes of such series, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture. It is our current intent to settle the conversions of principal amount of the Notes in cash and the remaining conversion value, if any, in shares of common stock. If we undergo a fundamental change (as defined in each indenture), holders may require us to repurchase for cash all or any portion of their Notes of the relevant series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the relevant maturity date of a series of Notes or if we deliver a notice of redemption in respect of a series of Notes, we will, in certain circumstances, increase the conversion rate of the relevant series of Notes for a holder who elects to convert its Notes of the applicable series in connection with such corporate event or notice of redemption, as the case may be. During the three months ended October 31, 2018, the conditions allowing holders of the Notes to convert were not met. The Notes were therefore not convertible during the three months ended October 31, 2018 and were classified as long-term debt on our condensed consolidated balance sheets.

We may not redeem the 2023 Notes prior to September 20, 2021, and we may not redeem the 2025 Notes prior to September 20, 2022. We may redeem for cash all or any portion of the 2023 Notes, at our option, on or after September 20, 2021, and we may redeem for cash all or any portion of the 2025 Notes, at our option, on or after September 20, 2022, in each case if the last reported sale price of our common stock has been at least 130% of the conversion price for the relevant series of Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the relevant series of Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the relevant redemption date.

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amounts of the liability components of the Notes were calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amounts of the equity components, representing the conversion option, were determined by deducting the fair value of the liability components from the par value of the respective Notes. This difference represents the debt discount that is amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The carrying amounts of the equity components representing the conversion options were $266.9 million and $237.2 million for the 2023 Notes and 2025 Notes, respectively, and are recorded in additional paid-in capital and are not remeasured as long as they continue to meet the conditions for equity classification.

In accounting for the issuance costs related to the Notes, we allocated the total amount incurred to the liability and equity components of the Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component of the 2023 Notes and 2025 Notes were $10.4 million and $6.5 million, respectively. The issuance costs allocated to the liability component are amortized to interest expense over the contractual terms of the 2023 Notes and 2025 Notes at an effective interest rate of 5.65% and 6.22%, respectively. Issuance costs attributable to the equity component of the 2023 Notes and 2025 Notes were $2.8 million and $2.5 million, respectively, and are netted against the equity components representing the conversion option in additional paid-in capital.

The net carrying amount of the liability and equity components for each of the Notes as of October 31, 2018 was as follows (in thousands):

	2023 Notes	2025 Notes
Liability component:
Principal amount	$1,265,000	$862,500
Unamortized discount	(261,748)	(234,148)
Unamortized issuance costs	(10,216)	(6,443)
Net carrying amount	$993,036	$621,909

Equity component, net of purchase discounts and issuance costs	$264,129	$234,712

The following table sets forth the interest expense related to the Notes (in thousands):

	Three and Nine Months Ended October 31,
	2018	2017
2023 Notes:
Coupon interest expense	$685	$—
Amortization of debt discount (conversion option)	5,167	—
Amortization of debt issuance costs and purchase discounts	202	—
Total interest expense related to the 2023 Notes	$6,054	$—

2025 Notes:
Coupon interest expense	$1,051	$—
Amortization of debt discount (conversion option)	3,039	—
Amortization of debt issuance costs and purchase discounts	84	—
Total interest expense related to the 2025 Notes	$4,174	$—

As of October 31, 2018, the total estimated fair values of the 2023 Notes and the 2025 Notes were approximately $1.21 billion and $810.7 million, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

Capped Calls

In connection with the issuance of the Notes, including the initial purchasers’ exercise of the option to purchase additional Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls are expected to reduce potential dilution to our common stock upon conversion of the Notes and/or offset any cash payments that we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls have an initial strike price of $148.30 per share, subject to certain adjustments, which corresponds to the conversion option strike price in the Notes. The Capped Calls have a cap price equal to $232.62 per share, subject to certain adjustments. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting us, including merger events, tender offers and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the Capped Calls in the amount of $274.3 million has been recorded as a reduction to additional paid-in capital and will not be remeasured.

(8)  Stock Compensation Plans

The following table summarizes our stock option, RSU and PSU award activity during the nine months ended October 31, 2018:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
				(in years)	(in thousands)
Balances as of January 31, 2018	14,658,992	623,120	$8.22	3.68	$52,435	13,016,473
Additional shares authorized	7,141,756
Options granted	(54,343)	54,343	22.71
Options exercised	—	(231,663)	7.32		23,433
Options forfeited and expired	1,127	(1,127)	23.33
RSUs and PSUs granted	(3,440,631)					3,440,631
RSUs and PSUs vested	—					(3,530,792)
Shares withheld related to net share settlement of RSUs and PSUs	39					—
RSUs and PSUs forfeited and canceled	813,479					(813,479)
Balances as of October 31, 2018	19,120,419	444,673	$10.42	3.60	$39,773	12,112,833
Vested and expected to vest		444,596	$10.41	3.60	$39,770	11,722,849
Exercisable as of October 31, 2018		402,518	$9.19	3.09	$36,487
 _________________________
(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of October 31, 2018.

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

As of October 31, 2018, total unrecognized compensation cost related to stock options was $3.3 million, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.3 years. As of October 31, 2018, total unrecognized compensation cost was $678.9 million related to RSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.7 years. As of October 31, 2018, total unrecognized compensation cost was $42.9 million related to PSUs, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.4 years.

The weighted-average grant date fair value of RSUs granted was $111.23 per share during the nine months ended October 31, 2018. The weighted-average grant date fair value of PSUs granted was $86.55 per share during the nine months ended October 31, 2018.

The following table summarizes our RSA activity during the nine months ended October 31, 2018:

Shares
Outstanding as of January 31, 2018	63,353
RSAs granted	824,605
RSAs vested	(11,225)
Outstanding as of October 31, 2018	876,733

The weighted-average grant date fair value of RSAs granted was $79.07 per share during the nine months ended October 31, 2018. As of October 31, 2018, total unrecognized compensation cost related to RSAs was $48.5 million, adjusted for estimated forfeitures, which is expected to be recognized over the next 2.1 years.

(9) Deferred Revenue and Remaining Performance Obligations

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2018 were $382.0 million during the nine months ended October 31, 2018.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $949.6 million as of October 31, 2018, of which we expect to recognize approximately 88% as revenue over the next 24 months and the remainder thereafter.

Disaggregation of Revenues

Refer to Note 10 “Geographic Information” for details regarding disclosures on the disaggregation of revenues.

(10)  Geographic Information

Revenues

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017*	2018	2017*
United States	$364,626	$251,519	$859,268	$613,554
International	116,357	90,970	321,657	235,927
Total revenues	$480,983	$342,489	$1,180,925	$849,481
*Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. One channel partner represented 30% of total revenues for each of the three months ended October 31, 2018 and 2017, and approximately 31% and 30% of total revenues during the nine months ended October 31, 2018 and 2017, respectively. A second channel partner represented approximately 23% and 24% of total revenues during the three months ended October 31, 2018 and 2017, respectively, and approximately 19% and 20% of total revenues during the nine months ended October 31, 2018 and 2017, respectively. The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three or nine months ended October 31, 2018 or 2017.

As of October 31, 2018, one channel partner represented 25% and a second channel partner represented 24% of total current and non-current accounts receivable. As of January 31, 2018, one channel partner represented 39% and a second channel partner represented 10% of total current and non-current accounts receivable.

Property and Equipment

The following table presents our property and equipment, net of depreciation and amortization, by geographic region as of October 31, 2018 and January 31, 2018 (in thousands):

	As of
	October 31, 2018	January 31, 2018
United States	$145,669	$153,335
International	10,833	7,545
Total property and equipment, net	$156,502	$160,880

Other than the United States, no other country represented 10% or more of our total property and equipment as of October 31, 2018 or January 31, 2018.

(11)  Income Taxes

For the three months ended October 31, 2018 and 2017, we recorded income tax expense of $1.8 million and an income tax benefit of $0.2 million, respectively. The increase in income tax expense for the three months ended October 31, 2018 was primarily due to the partial release of the valuation allowance as a result of an acquisition during the three months ended October 31, 2017. For the nine months ended October 31, 2018 and 2017, we recorded income tax expense of $0.6 million and $1.5 million, respectively. The decrease in income tax expense for the nine months ended October 31, 2018 was primarily due to an increase in excess tax benefits partially offset by an increase in foreign taxes.

During the three months ended October 31, 2018, we released $122.6 million of the valuation allowance with an offsetting entry to additional paid-in capital as a result of our convertible senior notes offering.

During the three months ended October 31, 2018, there were no material changes to our unrecognized tax benefits. During fiscal year 2018, we recorded an increase to unrecognized tax benefits with an offset to the valuation allowance for $6.0 million relating to a change in accounting method for tax purposes. During the period ended April 30, 2018, we filed an application to formally change the accounting method with the IRS and received audit protection. As such, a reversal of the unrecognized tax benefits of $6.0 million was recorded with an offset to the valuation allowance during the period ended April 30, 2018. We do not expect to have any significant changes to unrecognized tax benefits within the next 12 months. Because of our history of tax losses, all years remain open to tax audit.

Tax Cuts and Jobs Act of 2017

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts for the 2017 Tax Cuts and Jobs Act (the “Tax Act”) during a measurement period not to extend beyond one year of the enactment date, with further clarifications made recently with the issuance of ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC SAB 118. Through October 31, 2018, we did not have any significant adjustments to our provisional amounts. We will continue our analysis of these provisional amounts, which are still subject to change during the measurement period. We anticipate further guidance on accounting interpretations from the FASB and application of the law from the Department of Treasury. We expect to reach a final determination within the measurement period described above.

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

(12)  Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible senior notes, preferred stock, stock options, RSUs, PSUs and RSAs to the extent dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017*	2018	2017*
Numerator:
Net loss	$(55,705)	$(29,668)	$(277,703)	$(223,385)
Denominator:
Weighted-average common shares outstanding	147,269	140,482	145,063	139,174
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(878)	(69)	(48)	(63)
Weighted-average shares used to compute net loss per share, basic and diluted	146,391	140,413	145,015	139,111

Net loss per share, basic and diluted	$(0.38)	$(0.21)	$(1.91)	$(1.61)
* Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not considered in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of October 31,
	2018	2017
Shares subject to outstanding common stock options	445	1,125
Shares subject to outstanding RSUs, PSUs and RSAs	12,990	11,166
Employee stock purchase plan	398	360
Total	13,833	12,651

As we expect to settle the principal amount of our convertible senior notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. The conversion spread of 14.3 million shares will have a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $148.30 per share.

(13)  Related Party Transactions

Certain members of our board of directors serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of ours. Certain of our executive officers also serve on the board of directors of companies that are customers or vendors of ours. All contracts with related parties are executed in the ordinary course of business. We recognized revenues from sales to these companies of $3.0 million and $2.7 million for the three months ended October 31, 2018 and 2017, respectively, and $8.1 million and $8.6 million for the nine months ended October 31, 2018 and 2017, respectively. We recorded $0.8 million and $0.6 million in expenses related to purchases from these companies during the three months ended October 31, 2018 and 2017, respectively, and $2.2 million and $1.1 million for the nine months ended October 31, 2018 and 2017, respectively. We had $9.4 million and $2.0 million of current and non-current accounts receivable from these companies as of October 31, 2018 and January 31, 2018, respectively. We had $0.1 million and $0.3 million of accounts payable to these companies as of October 31, 2018 and January 31, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly

Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “predict,” “intend,” “may,” “might,” “plan,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our business and our market opportunity, our future financial and operating results; our planned investments, particularly in our product development efforts; our planned expansion of our sales and marketing organization; our expectation that we will continue to use acquisitions to contribute to our growth objectives; our growth and product integration strategies; our continued efforts to market and sell both domestically and internationally; our expectations about seasonal trends; our ability to achieve our goals; our expectations regarding our revenues mix; our expectations regarding our cost of revenues and gross margin; use of non-GAAP (as defined below) financial measures; our expectations regarding new accounting standards; our expectations regarding our operating expenses, including increases in research and development, sales and marketing, and general and administrative expenses; our expectations regarding our capital expenditures; sufficiency of cash to meet cash needs for at least the next 12 months; exposure to interest rate changes; inflation; anticipated income tax rates and liabilities; our expectations regarding our leases; exposure to exchange rate fluctuations and our ability to manage such exposure; and our expected cash flows and liquidity.

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

We intend to continue investing for long-term growth. We have invested and intend to continue to invest heavily in product development to deliver additional features and performance enhancements, deployment models and solutions that can address new end markets. For example, we released new versions of existing offerings such as Splunk Enterprise during the three months ended October 31, 2018. We expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally. We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives.

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

Financial Summary

For the three months ended October 31, 2018 and 2017, our total revenues were $481.0 million and $342.5 million, respectively. For the three months ended October 31, 2018 and 2017, approximately 24% and 27% of our total revenues, respectively, were derived from customers located outside the United States. Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of October 31, 2018, we had over 16,000 customers, including over 85 of the Fortune 100 companies.

For the three months ended October 31, 2018 and 2017, our GAAP operating loss was $50.0 million and $29.9 million, respectively. Our non-GAAP operating income was $65.4 million and $53.2 million for the three months ended October 31, 2018 and 2017, respectively.

For the three months ended October 31, 2018 and 2017, our GAAP net loss was $55.7 million and $29.7 million, respectively. Our non-GAAP net income was $57.6 million and $40.4 million for the three months ended October 31, 2018 and 2017, respectively.

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

Non-GAAP Financial Results

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP cost of revenues, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP income tax provision (benefit), non-GAAP net income (loss) and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): expenses related to stock-based compensation and related employer payroll tax, amortization of acquired intangible assets, adjustments related to a financing lease obligation, adjustments related to facility exits, acquisition-related adjustments, including the partial release of the valuation allowance due to acquisitions and non-cash interest expense related to our convertible senior notes. The adjustments for the financing lease obligation are to reflect the expense we would have recorded if our build-to-suit lease arrangement had been deemed an operating lease instead of a financing lease and is calculated as the net of actual ground lease expense, depreciation and interest expense over estimated straight-line rent expense. We issued convertible senior notes in the third quarter of fiscal 2019, and therefore are excluding non-cash interest expense related to our convertible senior notes for the first time in the third quarter of fiscal 2019. The non-GAAP financial measures are also adjusted for our estimated tax rate on non-GAAP income (loss). To determine the annual non-GAAP tax rate, we evaluate a financial projection based on our non-GAAP results. The annual non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The non-GAAP tax rate applied to the three and nine months ended October 31, 2018 was 20%. We expect to utilize this annual non-GAAP tax rate in fiscal 2019 and will provide updates to this rate on an annual basis, or more frequently if material changes occur. In addition, non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in our financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance and allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude amortization of acquired intangible assets, adjustments related to a financing lease obligation, adjustments related to facility exits, acquisition-related adjustments, including the partial release of the valuation allowance due to our acquisitions, and non-cash interest expense related to our convertible senior notes from our non-GAAP financial measures because these are considered by management to be outside of our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet.

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

The following table reconciles our net cash provided by operating activities to free cash flow for the three and nine months ended October 31, 2018, and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2018	2017	2018	2017
Net cash provided by operating activities	$59,075	$52,287	$169,086	$116,833
Less purchases of property and equipment	(7,319)	(5,418)	(15,177)	(13,931)
Free cash flow (non-GAAP)	$51,756	$46,869	$153,909	$102,902
Net cash used in investing activities	$(441,746)	$(49,007)	$(700,344)	$(77,175)
Net cash provided by (used in) financing activities	$1,831,647	$(29,538)	$1,855,205	$(68,194)

The following table reconciles our GAAP to Non-GAAP Financial Measures for the three months ended October 31, 2018 (in thousands, except per share amounts):

	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Non-cash interest expense related to convertible senior notes	Income tax effects related to non-GAAP adjustments(3)	Non-GAAP
Cost of revenues	$89,225	$(9,203)	$(5,923)	$300		$—	$—	$74,399
Gross margin	81.4%	2.0%	1.2%	(0.1)%		—%	—%	84.5%
Research and development	117,722	(35,892)	(249)	514		—	—	82,095
Sales and marketing	264,223	(46,527)	(955)	1,134		—	—	217,875
General and administrative	59,819	(18,875)	—	259		—	—	41,203
Operating income (loss)	(50,006)	110,497	7,127	(2,207)		—	—	65,411
Operating margin	(10.4)%	23.0%	1.5%	(0.5)%		—%	—%	13.6%
Income tax provision	1,814	—	—	—		—	12,597	14,411
Net income (loss)	$(55,705)	$110,497	$7,127	$(169)	(2)	$8,491	$(12,597)	$57,644
Net income (loss) per share (1)	$(0.38)							$0.38
_________________________
(1) GAAP net loss per share calculated based on 146,391 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 152,691 diluted weighted-average shares of common stock, which includes 6,300 potentially dilutive shares related to employee stock awards. GAAP to non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.
(2) Includes $2.0 million of interest expense related to the financing lease obligation.
(3) Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 20%.

The following table reconciles our GAAP to non-GAAP Financial Measures for the three months ended October 31, 2017 (in thousands, except per share amounts):

	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Adjustments related to facility exits	Acquisition-related adjustments		Income tax effects related to non-GAAP adjustments (4)	Non-GAAP
Cost of revenues	$64,167	$(8,116)	$(2,873)	$316		$—	$—		$—	$53,494
Gross margin	81.3%	2.4%	0.8%	(0.1)%		—%	—%		—%	84.4%
Research and development	74,080	(25,502)	(130)	489		—	—		—	48,937
Sales and marketing	198,266	(37,789)	(561)	1,170		—	—		—	161,086
General and administrative	35,857	(14,882)	—	230		5,191	(643)		—	25,753
Operating income (loss)	(29,881)	86,289	3,564	(2,205)		(5,191)	643		—	53,219
Operating margin	(8.7)%	25.1%	1.0%	(0.6)%		(1.5)%	0.2%		—%	15.5%
Income tax provision (benefit)	(232)	—	—	—		—	1,994	(3)	13,166	14,928
Net income (loss)	$(29,668)	$86,289	$3,564	$(111)	(2)	$(5,191)	$(1,351)		$(13,166)	$40,366
Net income (loss) per share (1)	$(0.21)									$0.28
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
(3) Represents the partial release of the valuation allowance.
(4) Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 27%.

The following table reconciles our GAAP to Non-GAAP Financial Measures for the nine months ended October 31, 2018 (in thousands, except per share amounts):

	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Acquisition-related adjustments		Non-cash interest expense related to convertible senior notes	Income tax effects related to non-GAAP adjustments(4)	Non-GAAP
Cost of revenues	$250,943	$(28,190)	$(15,526)	$916		$—		$—	$—	$208,143
Gross margin	78.8%	2.4%	1.3%	(0.1)%		—%		—%	—%	82.4%
Research and development	310,818	(98,648)	(795)	1,510		—		—	—	212,885
Sales and marketing	726,089	(139,387)	(1,785)	3,451		—		—	—	588,368
General and administrative	168,405	(53,602)	—	741		(6,034)		—	—	109,510
Operating income (loss)	(275,330)	319,827	18,106	(6,618)		6,034		—	—	62,019
Operating margin	(23.3)%	27.2%	1.5%	(0.6)%		0.5%		—%	—%	5.3%
Income tax provision	637	—	—	—		3,313	(3)	—	11,037	14,987
Net income (loss)	$(277,703)	$319,827	$18,106	$(456)	(2)	$2,721		$8,491	$(11,037)	$59,949
Net income (loss) per share (1)	$(1.91)									$0.40
_________________________
(1) GAAP net loss per share calculated based on 145,015 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 151,451 diluted weighted-average shares of common stock, which includes 6,436 potentially dilutive shares related to employee stock awards. GAAP to non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.
(2) Includes $6.2 million of interest expense related to the financing lease obligation.
(3) Represents the partial release of the valuation allowance.
(4) Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 20%.

The following table reconciles our GAAP to non-GAAP Financial Measures for the nine months ended October 31, 2017 (in thousands, except per share amounts):

	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Adjustments related to facility exits	Acquisition-related adjustments		Income tax effects related to non-GAAP adjustments (4)	Non-GAAP
Cost of revenues	$182,206	$(25,436)	$(8,392)	$931		$—	$—		$—	$149,309
Gross margin	78.6%	2.9%	1.0%	(0.1)%		—%	—%		—%	82.4%
Research and development	217,152	(80,100)	(213)	1,515		—	—		—	138,354
Sales and marketing	558,364	(124,041)	(1,893)	3,514		—	—		—	435,944
General and administrative	111,492	(45,673)	—	694		5,191	(643)		—	71,061
Operating income (loss)	(219,733)	275,250	10,498	(6,654)		(5,191)	643		—	54,813
Operating margin	(25.9)%	32.5%	1.2%	(0.8)%		(0.6)%	0.1%		—%	6.5%
Income tax provision	1,459	—	—	—		—	2,540	(3)	11,913	15,912
Net income (loss)	$(223,385)	$275,250	$10,498	$(339)	(2)	$(5,191)	$(1,897)		$(11,913)	$43,023
Net income (loss) per share (1)	$(1.61)									$0.30
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
(3) Represents the partial release of the valuation allowance.
(4) Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 27%.

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

•
Professional services and training services. We have a professional services organization focused on helping our customers deploy our software in highly complex operational environments and train their personnel. Training and professional services have stated billing rates per service hour or are provided on a subscription basis, accordingly, revenues are recognized as services are delivered or ratably over the subscription period. Professional services and training revenues, as a percentage of total revenues, were 8% and 9% for the three months ended October 31, 2018 and 2017, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest expense related to our convertible senior notes, foreign exchange gains and losses, interest income on our investments and cash and cash equivalents balances, and changes in the fair value of forward exchange contracts.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017

	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$279,603	$193,810	$619,246	$443,603
Maintenance and services	201,380	148,679	561,679	405,878
Total revenues	480,983	342,489	1,180,925	849,481
Cost of revenues
License	5,922	3,013	16,717	9,100
Maintenance and services	83,303	61,154	234,226	173,106
Total cost of revenues	89,225	64,167	250,943	182,206
Gross profit	391,758	278,322	929,982	667,275
Operating expenses
Research and development	117,722	74,080	310,818	217,152
Sales and marketing	264,223	198,266	726,089	558,364
General and administrative	59,819	35,857	168,405	111,492
Total operating expenses	441,764	308,203	1,205,312	887,008
Operating loss	(50,006)	(29,881)	(275,330)	(219,733)
Interest and other income (expense), net
Interest income	8,571	2,403	15,322	6,273
Interest expense	(12,270)	(2,133)	(16,401)	(6,695)
Other income (expense), net	(186)	(289)	(657)	(1,771)
Total interest and other income (expense), net	(3,885)	(19)	(1,736)	(2,193)
Loss before income taxes	(53,891)	(29,900)	(277,066)	(221,926)
Income tax provision (benefit)	1,814	(232)	637	1,459
Net loss	$(55,705)	$(29,668)	$(277,703)	$(223,385)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017

	(as % of revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	58.1%	56.6%	52.4%	52.2%
Maintenance and services	41.9	43.4	47.6	47.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	2.1	1.6	2.7	2.1
Maintenance and services (1)	41.4	41.1	41.7	42.6
Total cost of revenues	18.6	18.7	21.2	21.4
Gross profit	81.4	81.3	78.8	78.6
Operating expenses
Research and development	24.5	21.6	26.3	25.6
Sales and marketing	54.9	57.9	61.5	65.8
General and administrative	12.4	10.5	14.3	13.1
Total operating expenses	91.8	90.0	102.1	104.5
Operating loss	(10.4)	(8.7)	(23.3)	(25.9)
Interest and other income (expense), net
Interest income	1.8	0.6	1.4	0.8
Interest expense	(2.6)	(0.6)	(1.4)	(0.8)
Other income (expense), net	—	(0.1)	(0.1)	(0.2)
Total interest and other income (expense), net	(0.8)	(0.1)	(0.1)	(0.2)
Loss before income taxes	(11.2)	(8.8)	(23.4)	(26.1)
Income tax provision (benefit)	0.4	(0.1)	0.1	0.2
Net loss	(11.6)%	(8.7)%	(23.5)%	(26.3)%
_________________________
(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended October 31, 2018 and 2017

Revenues

	Three Months Ended October 31,
	2018	2017	% Change

	($ amounts in thousands)
Revenues
License	$279,603	$193,810	44.3%
Maintenance and services	201,380	148,679	35.4%
Total revenues	$480,983	$342,489	40.4%
Percentage of revenues
License	58.1%	56.6%
Maintenance and services	41.9	43.4
Total	100.0%	100.0%

The increase in license revenues of $85.8 million was primarily driven by increases in our total number of customers, sales to existing customers and the number of large orders. For example, we had 111 and 69 orders greater than $1.0 million for the three months ended October 31, 2018 and 2017, respectively. Our total number of customers increased from approximately 14,000 as of October 31, 2017 to more than 16,000 as of October 31, 2018. The increase in maintenance and services revenues of $52.7 million was due to increases in sales of maintenance agreements, increases in sales of our cloud services, as well as sales of professional services resulting from the growth of our installed customer base.

Cost of Revenues and Gross Margin

	Three Months Ended October 31,
	2018	2017	% Change

	($ amounts in thousands)
Cost of revenues (1)
License	$5,922	$3,013	96.5%
Maintenance and services	83,303	61,154	36.2%
Total cost of revenues	$89,225	$64,167	39.1%
Gross margin
License	97.9%	98.4%
Maintenance and services	58.6%	58.9%
Total gross margin	81.4%	81.3%

(1) Includes stock-based compensation expense:
Cost of revenues	$8,867	$7,921

Total cost of revenues increased $25.1 million primarily due to a $22.1 million increase in cost of maintenance and services revenues. The increase in cost of maintenance and services revenues was primarily related to a $10.1 million increase in salaries and benefits expense due to increased headcount, an increase of $7.3 million related to third-party hosting fees to support our cloud services and a $4.1 million increase in expenses related to third-party consulting services. The $2.9 million increase in cost of license revenues was primarily due to amortization expense related to acquired intangible assets. Total gross margin remained relatively flat.

Operating Expenses

	Three Months Ended October 31,
	2018	2017	% Change

	($ amounts in thousands)
Operating expenses (1)
Research and development	$117,722	$74,080	58.9%
Sales and marketing	264,223	198,266	33.3%
General and administrative	59,819	35,857	66.8%
Total operating expenses	$441,764	$308,203	43.3%
Percentage of revenues
Research and development	24.5%	21.6%
Sales and marketing	54.9	57.9
General and administrative	12.4	10.5
Total	91.8%	90.0%

(1) Includes stock-based compensation expense:
Research and development	$35,088	$25,038
Sales and marketing	45,280	36,728
General and administrative	18,449	14,424
Total stock-based compensation expense	$98,817	$76,190

Research and development expense.  Research and development expense increased $43.6 million primarily due to an increase of $33.5 million in salaries and benefits as we increased headcount and an increase of $4.0 million in hosting fees to support our product development efforts.

Sales and marketing expense.  Sales and marketing expense increased $66.0 million primarily due to a $53.9 million increase in salaries and benefits as we increased headcount and experienced higher commission expense as a result of increased customer orders. We also experienced an increase of $3.3 million in marketing expenses, an increase of $3.0 million in travel-related expenses due to increased travel from our growing field sales organization and an increase of $1.9 million in third-party consulting services.

General and administrative expense.  General and administrative expense increased $24.0 million primarily due to an increase of $12.9 million in salaries and benefits as we increased headcount, an increase of $6.1 million in rent expense and an increase of $3.1 million in third-party consulting services. The increase in rent expense was primarily due to a decrease of $5.2 million of expense in connection with a facility exit charge adjustment that occurred during the three months ended October 31, 2017.

Interest and Other Income (Expense), net

	Three Months Ended October 31,
	2018	2017

	(in thousands)
Interest and other income (expense), net
Interest income	$8,571	$2,403
Interest expense	(12,270)	(2,133)
Other income (expense), net	(186)	(289)
Total interest and other income (expense), net	$(3,885)	$(19)

Interest and other income (expense), net reflects a net increase in expense primarily due to an increase in interest expense related to the issuance of our convertible senior notes, partially offset by interest earned from our investments.

Income Tax Provision (Benefit)

	Three Months Ended October 31,
	2018	2017

	(in thousands)
Income tax provision (benefit)	$1,814	$(232)

The increase in income tax expense for the three months ended October 31, 2018 was primarily due to the partial release of the valuation allowance as a result of an acquisition during the three months ended October 31, 2017.

Comparison of the Nine Months Ended October 31, 2018 and 2017

Revenues

	Nine Months Ended October 31,
	2018	2017	% Change

	($ amounts in thousands)
Revenues
License	$619,246	$443,603	39.6%
Maintenance and services	561,679	405,878	38.4%
Total revenues	$1,180,925	$849,481	39.0%
Percentage of revenues
License	52.4%	52.2%
Maintenance and services	47.6	47.8
Total	100.0%	100.0%

The increase in license revenues of $175.6 million was primarily driven by increases in our total number of customers, sales to existing customers and an increase in the number of large orders. For example, we had 215 and 154 orders greater than $1.0 million for the nine months ended October 31, 2018 and 2017, respectively. Our total number of customers increased from approximately 14,000 as of October 31, 2017 to more than 16,000 as of October 31, 2018. The increase in maintenance and services revenues of $155.8 million was due to increases in sales of maintenance agreements, increases in sales of our cloud services, as well as sales of professional services resulting from the growth of our installed customer base.

Cost of Revenues and Gross Margin

	Nine Months Ended October 31,
	2018	2017	% Change

	($ amounts in thousands)
Cost of revenues
License	$16,717	$9,100	83.7%
Maintenance and services	234,226	173,106	35.3%
Total cost of revenues	$250,943	$182,206	37.7%
Gross margin
License	97.3%	97.9%
Maintenance and services	58.3%	57.4%
Total gross margin	78.8%	78.6%

(1) Includes stock-based compensation expense:
Cost of revenues	$26,618	$24,523

Total cost of revenues increased $68.7 million primarily due to a $61.1 million increase in cost of maintenance and services revenues. The $61.1 million increase in cost of maintenance and services revenues was primarily related to an increase of $27.8 million in salaries and benefits expense, an increase of $15.9 million related to third-party hosting fees to support our cloud services and an increase of $15.6 million related to third-party consulting services. The $7.6 million increase in cost of license revenues was primarily due to amortization expense related to acquired intangible assets. Total gross margin remained relatively flat.

Operating Expenses

	Nine Months Ended October 31,
	2018	2017	% Change

	($ amounts in thousands)
Operating expenses (1)
Research and development	$310,818	$217,152	43.1%
Sales and marketing	726,089	558,364	30.0%
General and administrative	168,405	111,492	51.0%
Total operating expenses	$1,205,312	$887,008	35.9%
Percentage of revenues
Research and development	26.3%	25.6%
Sales and marketing	61.5	65.8
General and administrative	14.3	13.1
Total	102.1%	104.5%

(1) Includes stock-based compensation expense:
Research and development	$95,101	$77,826
Sales and marketing	133,874	120,023
General and administrative	51,756	44,161
Total stock-based compensation expense	$280,731	$242,010

Research and development expense.  Research and development expense increased $93.7 million primarily due to a net $67.8 million increase in salaries and benefits. We also had an increase of $10.7 million in hosting fees to support our product development efforts and a $3.4 million increase related to third-party consulting services.

Sales and marketing expense.  Sales and marketing expense increased $167.7 million primarily due to a $129.5 million increase in salaries and benefits, as we increased headcount and experienced higher commission expense as a result of increased customer orders. Additionally, we experienced an increase of $12.0 million in travel-related expenses due to increased travel from our growing field sales organization, an $8.0 million increase in marketing expenses, a $6.0 million increase in third-party consulting services and an increase of $4.2 million related to our sales kickoff and other sales-related events.

General and administrative expense.  General and administrative expense increased $56.9 million primarily due to a $27.0 million increase in salaries and benefits as we increased headcount, an increase of $13.3 million in third-party consulting services, an increase of $9.5 million in rent expense and an increase of $3.8 million in accounting and legal expenses. The increase in rent expense was partially due to a decrease of $5.2 million of expense in connection with a facility exit charge adjustment that occurred during the nine months ended October 31, 2017.

Interest and Other Income (Expense), net

	Nine Months Ended October 31,
	2018	2017

	(in thousands)
Interest and other income (expense), net
Interest income	$15,322	$6,273
Interest expense	(16,401)	(6,695)
Other income (expense), net	(657)	(1,771)
Total interest and other income (expense), net	$(1,736)	$(2,193)

Interest and other income (expense), net reflects a net decrease in expense primarily due to an increase in interest income from our investments and a decrease in foreign exchange losses, partially offset by an increase in interest expense related to the issuance of our convertible senior notes.

Income Tax Provision

	Nine Months Ended October 31,
	2018	2017

	(in thousands)
Income tax provision	$637	$1,459

The decrease in income tax expense for the nine months ended October 31, 2018 was primarily due to an increase in excess tax benefits partially offset by an increase in foreign taxes.

Liquidity and Capital Resources

	October 31, 2018	January 31, 2018

	(in thousands)
Cash and cash equivalents	$1,868,116	$545,947

	Nine Months Ended October 31,
	2018	2017

	(in thousands)
Cash provided by operating activities	$169,086	$116,833
Net cash used in investing activities	(700,344)	(77,175)
Net cash provided by (used in) financing activities	1,855,205	(68,194)

As of October 31, 2018, we had $1.87 billion of cash, cash equivalents and short-term and long-term marketable securities. We intend to continue to focus our capital expenditures for the remainder of fiscal 2019 to support the growth in our operations, including acquisition-related activities.

In September 2018, we issued $2.13 billion aggregate principal amount of convertible senior notes, which includes $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (collectively, the “Notes”). In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The premiums paid for the purchase of the Capped Calls were $274.3 million.

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

Net cash provided by operating activities was $169.1 million for the nine months ended October 31, 2018 compared to $116.8 million from the prior year. The increase in net cash provided by operating activities was primarily related to an increase in accounts receivable collections during the nine months ended October 31, 2018 as compared to the prior year. This increase was partially offset by an increase in payments for prepaid expenses, a decrease in deferred revenue and an increase in payments for deferred commissions as compared to the prior year.

Net cash provided by operating activities was $116.8 million for the nine months ended October 31, 2017 compared to $99.3 million from the prior year. The increase in net cash provided by operating activities was primarily related to a reduction in payments for accrued compensation and an increase in deferred revenue during the nine months ended October 31, 2017 as compared to the prior year. This increase was partially offset by a reduction in accounts receivable collections as compared to the prior year.

Investing Activities

Net cash used in investing activities was $700.3 million for the nine months ended October 31, 2018 compared to $77.2 million from the prior year. The increase in cash used in investing activities was primarily related to a $335.6 million increase in cash purchase price paid, net of cash acquired, from our acquisitions of Phantom and VictorOps and an increase of $281.2 million in purchases of investments, net of maturities, as compared to the prior year.

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

Financing Activities

Net cash provided by financing activities was $1.86 billion for the nine months ended October 31, 2018 compared to net cash used in financing activities of $68.2 million from the prior year. The increase in cash provided by financing activities was related to the issuance of $2.1 billion in convertible senior notes, net of initial purchaser discounts and issuance costs. This increase was partially offset by $274.3 million in cash used to purchase capped calls in connection with the issuance of our convertible senior notes. We also experienced a decrease of $87.9 million in taxes paid related to net share settlement of equity awards as compared to the prior year.

Net cash used in financing activities was $68.2 million for the nine months ended October 31, 2017 compared to $50.3 million from the prior year. The increase in cash used in financing activities was primarily related to an increase of $15.3 million in taxes paid related to net share settlement of equity awards.

Loan Agreement

On May 9, 2013, we entered into a Loan Agreement with Silicon Valley Bank, which provided us with a revolving line of credit facility. Under the agreement, we could borrow up to $25 million with interest accrued either at the prime rate or the LIBOR rate plus 2.75%. We never borrowed under the credit facility, and during the three months ended October 31, 2018, we terminated our Loan Agreement with Silicon Valley Bank.

Operating Lease Commitments and Contractual Obligations

We lease our office spaces under non-cancelable leases. Rent expense, net of sublease income, for our operating leases was $6.3 million and $0.3 million for the three months ended October 31, 2018 and 2017, respectively. During the three months ended October 31, 2017, rent expense included a decrease of $5.2 million of expense in connection with a facility exit charge adjustment. Rent expense, net of sublease income, for our operating leases was $18.5 million and $10.8 million for the nine months ended October 31, 2018 and 2017, respectively.

On August 15, 2018, we entered into an office lease at 3060 Olsen Drive for approximately 301,000 square feet located in San Jose, California. This lease is expected to commence in fiscal 2020 for a term of 130 months, subject to the completion of certain pre-occupancy improvements by our landlord. Our total obligation for the base rent will be approximately $162.6 million.

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

The following summarizes our convertible senior notes, operating lease commitments and significant purchase obligations as of October 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
0.5% Convertible Senior Notes due 2023	$1,270,000	$—	$—	$1,270,000	$—
1.125% Convertible Senior Notes due 2025	862,500	—	—	—	862,500
Operating lease commitments (1)	469,227	26,611	93,566	86,296	262,754
Purchase obligations (2)	65,099	18,914	36,880	6,383	2,922
Total	$2,666,826	$45,525	$130,446	$1,362,679	$1,128,176
 _________________________
(1) We have entered into sublease agreements for portions of our office space and the future rental income of $1.9 million from these agreements has been included as an offset to our future minimum rental payments.
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

As of October 31, 2018, future payments on the financing lease obligation are as follows (in thousands):

Fiscal Period:
Remaining three months of fiscal 2019	$3,144
Fiscal 2020	12,928
Fiscal 2021	13,316
Fiscal 2022	13,715
Fiscal 2023	14,127
Thereafter	8,142
Total future minimum lease payments	$65,372

Capital Commitment

We have made a $5.0 million capital commitment to a venture capital fund that requires us to contribute capital upon notice. As of October 31, 2018, we have contributed $0.8 million towards our capital commitment.

Off-Balance Sheet Arrangements

During the nine months ended October 31, 2018 and 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts as of October 31, 2018. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $1.87 billion as of October 31, 2018. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

In September 2018, we issued $2.1 billion aggregate principal amount of convertible senior notes in a private placement, which includes $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (together, the “Notes”). As these instruments have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value of either series of Notes can be affected when the market price of our common stock fluctuates. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the nine months ended October 31, 2018 and 2017. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which we adopted as of February 1, 2018, we recognize term license revenues, in addition to perpetual license revenues, upfront and continue to recognize revenues associated with our cloud services ratably over the term of the agreement. At the beginning of each period, we cannot predict the ratio of orders with revenues that will be recognized upfront and those with revenues that will be recognized ratably that we will enter into during the quarter. Our operating results and business model could also be significantly impacted by shifts over time in the percentage of term licenses and agreements for our cloud services we receive for our offerings and the duration of these types of agreements for our offerings. Term licenses and cloud services agreements have shorter contract duration than perpetual licenses, and the shift away from perpetual license sales could cause fluctuations in our operating results. In addition, the size of our licenses varies greatly, and a single, large perpetual or term license in a given period could distort our operating results. The timing and size of large orders are often hard to predict in any particular period. Further, a portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including agreements for our cloud services and maintenance and support agreements. Consequently, a decline in business from such ratably recognized agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of October 31, 2018, approximately 37% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $1.23 billion at October 31, 2018. Because the market for our offerings is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as we grow as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

During the three months ended October 31, 2018, we derived approximately 24% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

During the pendency of our acquisition of VictorOps, we discovered a small number of instances where the software as a service platform was accessed (or attempted to be accessed) from IP addresses potentially located in embargoed countries. VictorOps filed an initial voluntary disclosure with the U.S. Treasury Department's Office of Foreign Assets Control (“OFAC”) in June 2018 to alert the agency to these potential violations. After completion of the acquisition, we conducted an internal investigation into these potential violations and filed a Final Voluntary Disclosure with OFAC with respect to these matters in November 2018. At this time, the agency has not completed its review.

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

Privacy and data information security have become a significant issue in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of personal information. For example, California recently enacted the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA recently was amended, and it is possible that it will be amended again before it goes into effect. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (“IP”) addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, a new EU data protection regime, the General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and we self-certified to the EU-U.S. and the Swiss-U.S. Privacy Shield Frameworks developed by the U.S. Department of Commerce and the European Commission to provide U.S. companies with a valid data transfer mechanism under EU and Swiss law to permit them to transfer personal data from the European Union or Switzerland to the United States. The EU-U.S. and Swiss-U.S. Privacy Shield Frameworks are subject to annual review. The EU-U.S. Privacy Shield Framework has faced challenges in European courts, and may be challenged, suspended or invalidated. Additionally, the United Kingdom enacted legislation in May 2018 that substantially implements the GDPR. Complying with the GDPR or other laws, regulations, or other obligations relating to privacy, data protection, or information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results.

Some statutory requirements, both in the United States and abroad, include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers. Even though we may have contractual protections with our service providers, a security breach could impact our reputation, harm our customer confidence, hurt our sales and expansion into new markets or cause us to lose existing customers, and could expose us to potential liability or require us to expend significant resources on data security and in responding to such breach.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our offerings, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we have engaged in, and may need to engage in the future, in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we elect to settle our conversion obligation under the Notes in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, or otherwise reduce operational flexibility. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

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

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the notes may dilute the ownership interests of our stockholders. Upon conversion of the notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of a series of Notes is triggered, holders of such Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20.

Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at issuance, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their respective face amounts over their respective terms. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of a series of notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such series of notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then the “if converted” method of accounting would be applied and accordingly, the full number of shares that could be issued would be included in the calculation of diluted earnings per share, which would adversely affect our diluted earnings per share.

The Capped Calls may affect the value of our common stock.

In connection with the pricing of the Notes, we entered into the Capped Calls relating to each series of Notes with one or more of the option counterparties. The Capped Calls relating to the 2023 Notes cover, subject to customary adjustments, the number of shares of our common stock that will initially underlie the 2023 Notes, and the Capped Calls relating to the 2025 Notes cover, subject to customary adjustments, the number of shares of our common stock that will initially underlie the 2025 Notes. The Capped Calls are expected generally to offset the potential dilution to our common stock as a result of any conversion of the relevant series of Notes. If the initial purchasers exercise their option to purchase additional Notes, we expect to enter into additional Capped Calls with the option counterparties with respect to the relevant series of Notes as to which the option was exercised.

In connection with establishing their initial hedges of the Capped Calls, the option counterparties or their respective affiliates may purchase shares of our common stock and/or enter into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Notes, including with certain investors in the Notes. This activity could increase (or reduce the size of any decrease in) the market price of our common stock at that time.

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Notes and prior to the maturity of the Notes (and are likely to do so on each exercise date for the Capped Calls, which are expected to occur during each 30 trading day period beginning on the 31st scheduled trading day prior to the maturity date of each series of Notes, or following any termination of any portion of the Capped Calls in connection with any repurchase, redemption or early conversion of the Notes). This activity could also cause or prevent an increase or a decrease in the market price of our common stock.

In addition, if any such Capped Calls fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the price of our common stock.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the shares of our common stock. In addition, we do not make any representation that the counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the Capped Calls.

The option counterparties to the Capped Calls we have entered into are financial institutions, and we will be subject to the risk that one or more of the option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral.

If an option counterparty to one or more Capped Calls becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

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

4.1
Indenture, dated as of September 21, 2018, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on September 21, 2018).

4.2
Form of Global Note, representing Splunk Inc.’s 0.50% Convertible Senior Notes due 2023 (incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on September 21, 2018).

4.3
Indenture, dated as of September 21, 2018, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K filed on September 21, 2018).

4.4
Form of Global Note, representing Splunk Inc.’s 0.50% Convertible Senior Notes due 2023 (incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K filed on September 21, 2018).

10.1#	Amended and Restated Employment Offer Letter between the Registrant and Scott Morgan, dated as of October 30, 2018.

10.2	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on September 21, 2018).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 7, 2018

SPLUNK INC.

	By:	/s/ David F. Conte
David F. Conte
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)