Form 10-K
period 2019-01-31
SPLUNK INC
filed 2019-03-27
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: January 31, 2019
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act:    Yes  ☒  No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act:    Yes  ☐ No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant was $10,152,428,666, based on the number of shares held by non-affiliates and the last reported sale price of the registrant’s common stock on July 31, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter).

The number of shares outstanding of the Registrant’s Common Stock as of March 18, 2019 was 150,074,503 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

Splunk Inc.

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

•	market opportunity;

•	expected benefits to customers and potential customers of our offerings, as well as our user-driven ecosystem;

•	investment strategy, business strategy and growth strategy, including our business model transition and the use of acquisitions to expand our business;

•	sales and marketing strategy, including our international sales and channel partner strategy;

•	management’s plans, beliefs and objectives for future operations;

•	our ability to provide compelling, uninterrupted and secure cloud services to our customers;

•	expectations about competition;

•	economic and industry trends or trend analysis;

•	expectations about the benefits of acquisitions;

•	expectations about seasonality;

•	revenue mix;

•	expected impact of changes in accounting rules or standards;

•	use of non-GAAP financial measures;

•	operating expenses, including changes in research and development, sales and marketing, facilities and general and administrative expenses;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	exposure to interest rate changes;

•	inflation;

•	anticipated income tax rates, tax estimates and tax standards; and

•	capital expenditures, cash flows and liquidity.

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

Item 1. Business

Overview

Splunk provides innovative software solutions that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our offerings enable users to investigate, monitor, analyze and act on machine data regardless of format or source. Our offerings address large and diverse data sets commonly referred to as big data and are specifically tailored for machine data. Machine data is produced by nearly every software application and electronic device across an organization and contains a real-time record of various activities, such as transactions, customer and user behavior, and security threats. Beyond an organization's traditional information technology (“IT”) and security infrastructure, data from the Industrial Internet, including industrial control systems, sensors, supervisory control and data acquisition (“SCADA”) systems, networks, manufacturing systems, smart meters and the Internet of Things (“IoT”), which includes consumer-oriented systems, such as electronic wearables, mobile devices, automobiles and medical devices are also continuously generating machine data. Our offerings help organizations gain the value contained in machine data by delivering real-time information to enable operational decision making.

Our mission is to make machine data accessible, usable and valuable to everyone in an organization. Our customers leverage our offerings for various use cases, including infrastructure and operations management, security and compliance, software development and IT operations, applications management and business analytics, and to provide insights into data generated by the IoT and industrial data, among many others. Our offerings are intended to help users in various roles, including IT, security, manufacturing and business professionals, quickly analyze their machine data and achieve real-time visibility into and intelligence about their organization’s operations. We believe this operational intelligence enables organizations to improve service levels, reduce operational costs, mitigate security risks, demonstrate and maintain compliance, and drive better business decisions. The result is an improved level of operational visibility enabling more informed business decisions that can provide greater efficiency, security and competitive advantage for our customers.

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

Splunk Cloud delivers the benefits of Splunk Enterprise deployed and managed reliably and scalably as a service. Splunk Cloud is available globally and eliminates the need to purchase, deploy and manage infrastructure. Splunk Cloud can be used to collect, analyze and store data in a public cloud environment or via a hybrid approach that spans cloud and on-premises environments. A single Splunk interface can search data stored in both on-premises Splunk Enterprise instances as well as Splunk Cloud instances, providing a single point of visibility and analysis across the customer’s entire enterprise.

Splunk Light provides log search and analysis that is designed, priced and packaged for small IT environments, where a single-server log analytics solution is sufficient, and can be purchased through our online store or via our channel partners.

Our premium solutions are purpose-built to address key customer needs. Splunk premium solutions are sold separately and include:

•
Splunk Enterprise Security (“ES”) - Addresses emerging security threats and security information and event management (“SIEM”) use cases through monitoring, alerting, reporting, investigation and forensic analysis.

•	Splunk IT Service Intelligence (“ITSI”) - Monitors the health and key performance indicators of critical IT and business services with machine learning.

•	Splunk User Behavior Analytics (“UBA”) - Detects cyber-attacks and insider threats using data science, machine learning and advanced correlation.

•	Splunk Phantom - Automates and orchestrates incident response workflows to take immediate action the moment an incident is detected.

We also complement the capabilities of Splunk Enterprise, Splunk Cloud and our premium solutions with additional content (“apps” and “add-ons”). These apps and add-ons, which are generally available for download from within our offerings, via our Splunkbase website or in our Splunk Cloud environment, provide functionality in the form of pre-built data inputs, workflows, searches, reports, alerts and dashboards that make it easier and faster for our customers to address specific use cases. Splunk, along with a number of third-party developers and customers, has developed hundreds of apps and add-ons for common data sources and valuable use cases in our core and adjacent markets. Many of these apps and add-ons are available as free downloads. Examples of apps that we and our partners have developed include:

•
Splunk Machine Learning Toolkit (“MLTK”) - Includes custom visualizations and guided workflows, as well as application programming interfaces (“APIs”) for open source and proprietary algorithms. It also contains a data prep module to help customers prepare and clean their data before they create machine learning models.

•
Splunk App for Amazon Web Services (“AWS”) - Collects and analyzes data from AWS data sources to deliver security, operational and cost management insights via pre-built dashboards, reports and alerts.

•	Splunk DB Connect - Enables customers to get business and enterprise context such as customer, product and HR data from traditional relational databases using real-time integration

•
Cisco Firepower App for Splunk - Delivers critical high value contextual security and network event information when combined with the Cisco eStreamer eNcore Add-on. Incorporates advanced visualizations and investigative capabilities for Cisco Firepower and Firepower Management Console. Built, supported, and maintained by Cisco Systems, Inc.

Splunk Apps and add-ons enable us to deliver greater customer value, target new markets, accelerate user adoption and address markets traditionally served by point solutions. Often, customers start with one app before expanding into other apps and use cases, driving incremental usage, licensing and revenues for Splunk Enterprise and Splunk Cloud.

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

Our offerings are designed to deliver rapid return-on-investment for our customers. They generally do not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Prospective users can get started with our free online sandboxes that enable our customers to immediately try and experience Splunk offerings. Users that prefer to deploy the software on-premises can take advantage of our free 60-day trial of Splunk Enterprise, which converts into a limited free perpetual license of up to 500 megabytes of data per day. A 15-day free trial is available to users that prefer the core functionalities of Splunk Enterprise delivered as a cloud service. These users can sign up for Splunk Cloud and avoid the need to provision, deploy and manage internal infrastructure. Alternatively, they can simply download and install the software, typically in a matter of hours, to connect to their relevant machine data sources. Customers can also provision a compute instance on AWS via a pre-built Amazon Machine Image, which delivers a pre-configured virtual machine instance with our Splunk Enterprise software. We offer free development-test licenses for certain commercial customers, allowing users to explore new data and use cases in a non-production environment without incurring additional fees. We also offer support, training and professional services to our customers to assist in the deployment of our software.

Splunk pricing offers scalable solutions tailored to ensure that our customers can realize value for their investment. Our Splunk Enterprise customers pay license fees generally based on their estimated peak daily indexing capacity needs. Our pricing model builds in volume discounts as daily ingestion rates increase. From time to time, our customers enter into transactions that are designed to enable broad adoption of our software across their entire organization, referred to as enterprise adoption agreements (“EAAs”). EAAs provide these customers with a flexible licensing model that can provide the freedom to use our software beyond their original daily indexing capacity estimates and more predictable costs that can be budgeted over a multi-year period. Our Splunk Cloud customers pay an annual subscription fee based on the combination of the volume of data indexed per day and the amount of data stored.

Our Growth Strategy

Our goal is to make Splunk the standard platform for delivering operational intelligence and real-time business insights from machine data. The key elements of our strategy are to:

Extend our technological capabilities.    We intend to continue to invest heavily in product development to deliver additional features and performance enhancements, deployment models and solutions that can address new end markets and support Splunk software usage across multiple use cases. In particular, we intend to invest in our suite of cloud services to both deliver new capabilities as well as provide a cloud-first experience to our customers. We will continue to expand into adjacent products, services and technologies that enable organizations to further realize the value of their machine data across cloud and on-premises environments. Our investments may involve hiring and associated development, acquisitions and licensing of third-party technology.

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

Pricing

We price our offerings primarily on the amount of data indexed, namely the maximum aggregate volume of uncompressed data indexed on a daily basis, expressed in gigabytes, terabytes or petabytes per day. Once a data ingestion license is purchased, there is no limit or additional costs based on other product usage elements nor the customer’s preferred deployment size or model. Our Splunk Cloud customers generally pay an annual subscription fee based on the combination of the volume of data indexed per day and the amount of data stored.

For organizations that choose to standardize on Splunk software as their enterprise-wide platform for machine data, we offer EAAs, which provide our customers with a flexible licensing model and can provide the freedom to use our software beyond their original daily indexing capacity estimates. EAAs are designed to benefit organizations of any size, from small and midsize businesses to Fortune 100 companies and provide customers with more predictable costs that can be budgeted over a multi-year period as well as enable expansion to new use cases without penalty or cost.

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

Search processing language.    Our proprietary search processing language is specifically designed for working with large volumes of machine data. Our search language supports arithmetic operations to refine searches and conduct calculations with the results of a query in real time. Statistical and reporting commands native to our search language, including machine learning algorithm support, let users perform more robust calculations and analytics. Our software can also learn about the structure of the machine data through the searches users conduct, allowing users to utilize the machine data structure and knowledge garnered by previous Splunk searches. Our software includes acceleration technology that delivers high performance for analytical operations across terabytes or petabytes of data, such as identifying rare terms and performing aggregation operations.

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

Indexing.    Our proprietary universal indexing technology enables real-time indexing of any machine data collected regardless of its source or format and without the use of any specific parsers or data connectors. Our Splunk platform indexes the data and stores the data in a scalable storage format, which can reside on commodity servers and storage devices. In the case of Splunk Cloud, data is stored securely in our cloud service, which we host on Amazon Web Services.

Search.    Our Splunk platform enables users to search massive amounts of machine data that have been indexed and stored. At its most basic level, the search engine at the core of our Splunk platform allows users to type and search for keywords or data fields that are of interest. This foundational capability forms the basis for deriving business insights from our dashboards and customized views. Users can leverage our search language and functionality to filter through indexed data and refine search results to obtain more precise information. The Splunk platform also provides event pattern detection to allow users to detect meaningful patterns in their machine data, regardless of data source or type.

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

We maintain a customer support organization that offers multiple service levels for our customers based on their needs. Standard or Premium support customers receive 24x7x365 access to subject matter experts for critical issues, direct telephone support, access to online support and software upgrades. Additionally, Premium support provides our best response and targeted fix Service Level Objectives (SLO’s) for all case priorities and a designated resource to manage the account holistically, providing proactive support and quarterly reviews of the customer’s deployments. Our customer support organization has global capabilities, delivering support with deep expertise in our software, complex IT environments and associated third-party infrastructure.

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

Our online communities include Splunkbase, our apps repository; Splunk Answers, our community collaboration site; and Splunk Dev, where developers can download SDKs, access API documentation and see sample code for building applications using our developer environment and tools. We also maintain active communities on leading social internet platforms, including Facebook, Twitter, LinkedIn and Slack.

Splunkbase.    Users and partners contribute and share custom apps and add-ons that run on our software. Generally, these apps provide pre-built functionality that addresses specific use cases. Currently, we have hundreds of apps available for download on the Splunkbase website. We do not receive any revenues from the sale of apps by third-party application providers, and most apps posted to Splunkbase are free. Partner apps listed on Splunkbase that are not free are licensed directly by the third-party to the end user.

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

Sales

We sell our offerings directly through field sales and inside sales and indirectly through channel partners. We gather prospects through a broad range of marketing programs and events, and through users who either download our trial software from our website or sign up for our online sandboxes or cloud services. Our sales development teams handle lead qualifications. Large or complex transactions are handled by our globally distributed direct field sales teams. Our sales engineers help define customer use cases and pre-sales qualification and evaluation.

We maintain an extensive partner ecosystem, of which many types of partners contribute to sourcing, co-selling and fulfilling Splunk sales. These partner types include distributors, resellers and managed service providers. Our channel assists us by sourcing new prospects through leveraging their deep customer relationships, providing professional services and support to existing customers, upselling for additional use cases and maintenance renewals. Our Splunk Partner+ Program is based on providing a simple and predictable business model for our partners and Splunk. Our channel expands our geographic sales reach worldwide, across all our sales theaters. The Splunk Partner+ Program includes over 1,700 active partners that span our global system integrators, distributors, value-added resellers, technology alliance partners, OEMs, professional services and managed services providers. Of that number, nearly 1,000 partners contribute to sales. Historically, the majority of Europe, Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and U.S. Public Sector sales have been fulfilled through channel partners and we expect this trend to continue.

In addition to acquiring new customers, our sales teams are responsible for securing renewals of existing contracts as well as increased adoption of our offerings by existing customers. To accomplish this, our field and inside sales teams work closely with our customers to drive expanded licenses through higher capacity or upgrades and additional use cases within existing customers. Our field sales teams are organized geographically across the Americas, EMEA and APAC. We intend to invest in our sales organization and channel to drive greater market penetration in these regions. We also have a dedicated sales team focused on government customers, which includes United States federal, state and local government entities.

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

Customers

Our customer base has grown from approximately 450 customers at the end of fiscal 2008 to over 17,500 customers in more than 130 countries, including 90 of the Fortune 100 companies, as of January 31, 2019. We exclude users of our trial software and users of VictorOps from our customer count. We provide offerings to customers of varying sizes, including enterprises, educational institutions and government agencies. No individual customer represented more than 10% of our total revenues for any of the periods presented. Our current customer base spans numerous industry verticals, including cloud and online services; education; financial services; government; healthcare/pharmaceuticals; industrials/manufacturing; media/entertainment; retail/ecommerce; technology and telecommunications.

Backlog and Seasonality

Our backlog represents non-cancelable orders that have not been recognized as revenue and have not yet been invoiced. We had backlog of approximately $379.8 million as of January 31, 2019. We had backlog of approximately $132.7 million as of January 31, 2018, which reflects the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

For information regarding the seasonality in the sale of our offerings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality, Cyclicality and Quarterly Trends” of this Annual Report on Form 10-K.

Competition

We compete against a variety of large cloud service providers and software vendors, as well as smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•
large cloud service providers, as well as small, specialized vendors, that provide complementary or competitive solutions in enterprise data analytics, security offerings, log aggregation and management, data warehousing and big data technologies that may compete with our offerings.

•	IT departments of potential customers which have undertaken custom software development efforts to analyze and manage their machine data;

•	companies targeting the big data market by commercializing open source software, such as the various Hadoop distributions and NoSQL data stores, including Elastic;

•	security, systems management and other IT vendors, including BMC Software, Micro Focus, IBM, Intel, Microsoft, and VMware;

•	business intelligence vendors, analytics and visualization vendors, including IBM and Oracle; and

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

Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios, broader global distribution and presence, and competitive pricing. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on operational intelligence and could directly compete with us. Companies may develop open source-based alternatives that, customers may conclude, offer equivalent or superior functionality to our Splunk offerings. Smaller companies could also launch new offerings that we do not offer and that could gain market acceptance quickly.

Employees

As of January 31, 2019, we had over 4,400 employees. None of our United States employees is represented by a labor union with respect to his or her employment with us. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have not experienced any work stoppages.

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

Under accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which we adopted as of February 1, 2018, we generally recognize term license revenues, in addition to perpetual license revenues, upfront and continue to recognize revenues associated with our cloud services ratably over the term of the agreement. At the beginning of each period, we cannot predict the ratio of orders with revenues that will be recognized upfront and those with revenues that will be recognized ratably that we will enter into during the quarter. Our operating margins, cash flows and other operating results and our business model could also be significantly impacted by shifts over time in the percentage of term licenses and agreements for our cloud services we receive for our offerings and the duration of these types of agreements for our offerings. Term licenses and cloud services agreements have shorter contract duration than perpetual licenses, and the shift away from perpetual license sales could cause fluctuations in our operating results. In addition, the size of our licenses and orders varies greatly. A single, large perpetual or term license in a given period could distort our operating results, and a decline in larger orders in any given period could adversely affect our revenues and operating results. The timing and size of large orders are often hard to predict in any particular period. Further, a portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including agreements for our cloud services and maintenance and support agreements. Consequently, a decline in business from such ratably recognized agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance.

We may not be able to accurately predict our future revenues or results of operations. In particular, approximately half or more than half of the revenues we currently recognize each quarter is attributable to sales made in that same quarter with the balance of the revenues being attributable to sales made in prior quarters in which the related revenues were not recognized upfront. As a result, our ability to forecast revenues on a quarterly or longer-term basis is limited. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are expected to be relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter.

In addition to other risk factors described elsewhere in this “Risk Factors” section, factors that may cause our financial results to fluctuate from quarter to quarter include:

•	the timing of our sales during the quarter, particularly because a large portion of our sales occur toward the end of the quarter, or the loss or delay of a few large transactions;

•
the mix of revenues attributable to larger transactions as opposed to smaller transactions and the impact that a few large transactions or a change in mix may have on our overall financial results as well as the overall average selling price (“ASP”) of our offerings;

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of January 31, 2019, approximately 36% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We face intense competition in our markets, and we may be unable to compete effectively against our current and future competitors.

Although our offerings target the new and emerging market for software and cloud services that provide operational intelligence, we compete against a variety of large cloud service providers and software vendors, as well as smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•
large cloud service providers, as well as small, specialized vendors, that provide complementary and competitive solutions in enterprise data analytics, security offerings, log aggregation and management, data warehousing and big data technologies that may compete with our offerings;

•	IT departments of potential customers which have undertaken custom software development efforts to analyze and manage their machine data;

•	companies targeting the big data market by commercializing open source software, such as the various Hadoop distributions and NoSQL data stores, including Elastic;

•	security, systems management and other IT vendors, including BMC Software, Micro Focus, IBM, Intel, Microsoft and VMware; and

•	business intelligence vendors, analytics and visualization vendors, including IBM and Oracle.

The principal competitive factors in our markets include features, performance and support, scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. Some of our current and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios, broader global distribution and presence and more developed ecosystems of partners and skilled users. Further, competitors may be able to offer products or functionality similar to ours at a more attractive price than we can, such as by integrating or bundling their software products with their other product offerings. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on operational intelligence and could directly compete with us. For example, companies may commercialize open source software, such as Hadoop or Elasticsearch, in a manner that competes with our offerings or causes potential customers to believe that such product and our offerings perform the same function. If companies move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services comparable to ours or that are better suited for cloud-based data, and the demand for our offerings may decrease. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.

In recent years, there have been significant acquisitions and consolidation by and among our competitors. We anticipate this trend of consolidation will continue, which will present heightened competitive challenges to our business. In particular, consolidation in our industry increases the likelihood of our competitors offering bundled or integrated products, and we believe that it may increase the competitive pressures we face with respect to our offerings. If we are unable to differentiate our offerings from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see decreased demand for those offerings, which would adversely affect our business operations, financial results and growth prospects. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently their willingness to use software solutions from such firms. Similarly, if customers seek to concentrate their software license purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage regardless of the performance and features of our offerings. We believe that in order to remain competitive at the large enterprise level, we will need to develop and expand relationships with resellers and large system integrators that provide a broad range of products and services. If we are unable to compete effectively, our business operations and financial results could be materially and adversely affected.

Because our business substantially depends on sales of licenses, maintenance and services related to one software product, failure of this offering to satisfy customer demands or to achieve increased market acceptance would adversely affect our results of operations, financial condition and growth prospects.

Although we have several software and services offerings, our business substantially depends on, and we expect our business to continue to substantially depend on, sales of licenses, maintenance and services related to Splunk Enterprise. As such, the market acceptance of Splunk Enterprise is critical to our continued success. Demand for Splunk Enterprise is affected by a number of factors beyond our control, including continued market acceptance of Splunk Enterprise by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market. We expect the proliferation of machine data to lead to an increase in the data analysis demands of our customers, and our offerings may not be able to scale and perform to meet those demands or may not be chosen by users for those needs. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Splunk Enterprise, our business operations, financial results and growth prospects will be materially and adversely affected.i

If customers do not expand their use of our offerings beyond the current predominant use cases, our ability to grow our business and operating results may be adversely affected.

Most of our customers currently use our offerings to support application management, IT operations, security and compliance functions. Our ability to grow our business depends in part on our ability to help enable current and future customers to increase their use of our offerings for their existing use cases and expand their use of our offerings to additional use cases, such as facilities management, supply chain management, business analytics, IoT and customer analytics. If we fail to achieve market acceptance of our offerings for these applications, if we fail to predict demand for product functionality or respond to such demand in a timely fashion, if our customers are not satisfied with our offerings, or if a competitor establishes a more widely adopted solution for these applications, our ability to grow our business and financial results will be adversely affected.

We employ multiple, unique and evolving pricing models, which subject us to various pricing and licensing challenges that could make it difficult for us to derive value from our customers and may adversely affect our operating results.

We employ multiple, unique and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise and Splunk Light based on their estimated peak daily indexing capacity. In addition, Splunk Cloud is generally priced based on peak daily indexing capacity and data storage, while Splunk User Behavior Analytics is priced by the number of monitored user and system accounts. We offer both perpetual and term licensing options for on-premises offerings, as well as a subscription model for cloud services, which each have different payment schedules, and depending on the mix of such licenses and cloud subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. As the amount of machine data within our customers’ organizations grows, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. While we introduced enterprise adoption agreements to provide pricing predictability to our customers, our customers may not find this type of license attractive. We have also introduced variations to our pricing models, including but not limited to, pricing programs that provide broader usage and cost predictability as well as tiered pricing based on deployment models, data source types, compute and storage units and customer environments. Although we believe that these pricing models will drive net new customers and customer adoption, it is possible that they will not and may potentially cause confusion with our customers, which could negatively impact our financial results.

Furthermore, while our offerings can measure and limit customer usage, we removed metered license enforcement via our software under certain circumstances, and in other circumstances, such limitations may be improperly circumvented or otherwise bypassed by users. Similarly, we provide our customers with an encrypted license key for enabling their use of our offerings. There is no guarantee that users of our offerings will abide by the terms of these license limitations or encrypted license keys, and if they do not, we may not be able to capture the full value for the use of our offerings. For example, our enterprise license is generally meant for our customers’ internal use only. If our internal use customers improperly make our offerings available to their customers or other third parties, for example, through a cloud or managed service offering not authorized by us, it may displace our end user sales. Additionally, if an internal use customer that has received a volume discount from us improperly makes available our offerings to its end customers, we may experience price erosion and be unable to capture the appropriate value from those end customers.

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

The market for our offerings may not grow.

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

We are a growing company in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

As a growing company in an evolving industry, we have encountered and will continue to encounter risks and uncertainties, including our ability to plan for and model future growth. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Moreover, although we have experienced rapid growth historically, we may not continue to grow as rapidly in the future. Any success that we may experience in the future will depend in large part on our ability to, among other things:

•	improve the performance and capabilities of our offerings and technology and architecture through research and development;

•	continue to develop, enhance, expand adoption of and globally deliver our cloud services, including Splunk Cloud, and comply with applicable laws in each jurisdiction in which we offer such services;

•	successfully develop, introduce and expand adoption of new offerings;

•	continue to acquire new customers and increase the number of new customers we acquire;

•	increase revenues from existing customers through increased or broader use of our offerings within their organizations;

•	successfully and continuously expand our business domestically and internationally;

•	maintain and expand our customer base and the ways in which our customers use our offerings;

•	successfully compete with other companies, open source projects and custom development efforts that are currently in, or may in the future enter, the markets for our offerings;

•	successfully provide our customers a compelling business case to purchase our offerings in a time frame that matches our and our customers’ sales and purchase cycles and at a compelling price point;

•	respond timely and effectively to competitor offerings and pricing models;

•	appropriately price our offerings;

•	manage the costs of providing our cloud services;

•	generate leads and convert users of the trial versions of our offerings to paying customers;

•	prevent users from circumventing the terms of their licenses and cloud subscriptions;

•	continue to invest in our platform to deliver additional enhancements and content for our offerings and to foster an ecosystem of developers and users to expand the use cases of our offerings;

•	maintain and enhance our website and cloud services infrastructure to minimize interruptions when accessing our offerings;

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

Our business and growth depend substantially on customers entering into, renewing, upgrading and expanding their term licenses, agreements for cloud services and maintenance and support agreements with us. Any decline in our customer renewals, upgrades or expansions could adversely affect our future operating results.

While we offer software under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. In addition, we also enter into renewable term license agreements for our on-premises offerings and agreements for our cloud services. In order for us to improve our operating results, it is important that customers enter into renewable agreements, and our existing customers renew, upgrade and expand their term licenses, agreements for cloud services and maintenance and support agreements when the contract term expires. Our customers have no obligation to renew, upgrade or expand their term licenses, agreements for cloud services or maintenance and support agreements with us after the terms have expired. Our customers’ renewal, upgrade and expansion rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. If our customers do not renew, upgrade or expand their agreements with us or renew on terms less favorable to us, our revenues may decline.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $1.23 billion at January 31, 2019. Because the market for our offerings continues to evolve and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our cloud services, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, and we may incur significant liabilities.

Our offerings involve the storage and transmission of data, and security breaches could result in the loss of this information, litigation, indemnity obligations, fines, penalties and other liability. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud services, our security measures or those of our third-party service providers could be breached or we could suffer data loss. Computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, particularly against cloud services. In the first quarter of fiscal 2019, we took corrective action against an attacker who utilized compromised credentials to create and delete compute infrastructure in the Splunk Cloud environment. In addition, we do not directly control content that customers store in our offerings. If customers use our offerings for the transmission or storage of personally identifiable information and our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

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

Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our cloud services. Any security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our offerings and damage to our brand, reduce the demand for our offerings, disrupt normal business operations, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and adversely affect our revenues and operating results. These risks may increase as we continue to grow the number and scale of our cloud services, and process, store, and transmit increasingly large amounts of data.

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

Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

Splunk Cloud, as well as cloud services for other products, require costly and continual infrastructure investments, and market adoption of these cloud services could adversely affect our business.

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

Even with these investments and costs, the cloud-based business model for Splunk Cloud and other services may not be successful, as some customers may desire only on-premises licenses to our offerings. Our cloud services may raise concerns among customers, including concerns regarding changes to pricing models, service availability, scalability, ability to use customer-developed apps, information security of a cloud-based service and hosted data and access to data while offline or once a subscription has expired. Market acceptance of our cloud services can be affected by a variety of factors, including but not limited to: security, reliability, performance, terms of service, support terms, customer preference, community engagement, customer concerns with entrusting a third-party to store and manage their data, public concerns regarding data privacy or data protection, and the enactment of restrictive laws or regulations in the affected jurisdictions. If we or other providers of cloud-based services experience security incidents or breaches, loss of customer data, disruptions in delivery of services, network outages, disruptions in availability of the internet, unauthorized access or other problems, the market for cloud-based services as a whole, including Splunk Cloud, may be negatively affected. Moreover, sales of Splunk Cloud and other services could displace sales of our on-premises software licenses. Alternatively, subscriptions to Splunk Cloud and other services that exceed our expectations may unexpectedly increase our costs, lower our margins, lower our profits or increase our losses and otherwise negatively affect our projected financial results.

If we do not effectively expand, train, manage changes to, and retain our sales force, we may be unable to add new customers or increase sales to our existing customers, and our revenue growth and business could be adversely affected.

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

During the fiscal year ended January 31, 2019, we derived approximately 29% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

Our international operations subject us to a variety of risks and challenges, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•
reliance on channel partners, which may have different incentives or may sell competing products, as well as different approaches with respect to compliance with laws and regulations, business practices and other day-to-day activities;

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

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU (often referred to as “Brexit”). Brexit has led to economic and legal uncertainty in the region and could adversely affect the tax, operational, legal and regulatory regimes to which our business is subject. Brexit may subject us to new regulatory costs and challenges, in addition to other adverse effects that we are unable effectively to anticipate.

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

Violations of U.S. sanctions or export control laws can result in fines or penalties, including civil penalties of up to $300,000 or twice the value of the transaction, whichever is greater, per violation. In the event of criminal knowing and willful violations of these laws, fines of up to $1 million per violation and possible incarceration for responsible employees and managers could be imposed.

During the pendency of our acquisition of VictorOps, we discovered a small number of instances where the software as a service platform was accessed (or attempted to be accessed) from IP addresses potentially located in embargoed countries. VictorOps filed an initial voluntary disclosure with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) in June 2018 to alert the agency to these potential violations. After completion of the acquisition, we conducted an internal investigation into these potential violations and filed a Final Voluntary Disclosure with OFAC with respect to these matters in November 2018. In March 2019, OFAC notified us that it had completed its review of this matter and closed its review with the issuance of a Cautionary Letter. No monetary penalties or other sanctions were imposed by the agency in connection with its investigation.

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

We derive a portion of our revenues from contracts with federal, state, local and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. Factors that could impede our ability to maintain or increase the amount of revenues derived from government contracts, include:

•	changes in fiscal or contracting policies;

•	decreases in available government funding;

•	changes in government programs or applicable requirements;

•	changes in government sanctions programs and related policies;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	noncompliance with contract provisions or government procurement or other applicable regulations;

•	ability to obtain or maintain any required facility clearances or security clearances for our employees;

•	an extended government shutdown or other potential delays or changes in the government appropriations or other funding authorization processes; and

•	delays in the payment of our invoices by government payment offices.

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

We must comply with laws and regulations relating to the formation, administration and performance of contracts with the public sector, including United States federal, state and local governmental bodies and foreign governmental bodies, which affect how our channel partners and how we do business with governmental agencies. These laws and regulations provide public sector customers rights, many of which are not typically found in commercial contracts. These may include rights with respect to price protection, the accuracy of information provided to the government, compliance with supply chain requirements and supplier diversity policies, and other terms that are particular to public sector customers. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages or other relief, penalties, termination of contracts, loss of exclusive rights in our intellectual property, and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have a material adverse effect on our business operations and financial results.

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

There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. We may be exposed to increased risk of being the subject of intellectual property infringement claims as a result of acquisitions, as, among other things, we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third-party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our offerings and may be unable to compete effectively. Any of these results would adversely affect our business operations and financial results.

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

Data privacy and information security have become significant issues in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for privacy and information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of personal information. For example, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to

California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA was amended in September 2018, and it is possible that it will be amended again before it goes into effect. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy or data protection legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (“IP”) addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, a new EU data protection regime, the General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and, in addition to imposing stringent obligations relating to data protection and information security, authorizes fines up to 4% of global annual revenue or €20 million, whichever is greater, for some types of violations. We have self-certified to the EU-U.S. and the Swiss-U.S. Privacy Shield Frameworks developed by the U.S. Department of Commerce and the European Commission to provide U.S. companies with a valid data transfer mechanism under EU and Swiss law to permit them to transfer personal data from the European Union or Switzerland to the United States. The EU-U.S. and Swiss-U.S. Privacy Shield Frameworks are subject to annual review. The EU-U.S. Privacy Shield Framework and model contractual clauses approved by the European Commission, which we also use in our business to address certain cross-border data transfers, each have faced challenges in European courts, and may be challenged, suspended or invalidated. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU (“Brexit”). The United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, but Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated post-Brexit. Our EMEA headquarters is in London, causing this uncertainty to be particularly significant to our operations. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services. Complying with the GDPR or other laws, regulations, or other obligations relating to privacy, data protection, data localization or information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results.

Some statutory requirements, both in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and numerous state statutes, include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers. Even though we may have contractual protections with our service providers, any actual or perceived security breach could impact our reputation, harm our customer confidence, hurt our sales and expansion into new markets or cause us to lose existing customers, and could expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.

In addition to government regulation, privacy advocates and industry groups may propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. Because privacy, data protection and data security are critical competitive factors in our industry, we may make statements on our website, in marketing materials, or in other settings about our data security measures and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, standards, contractual obligations and other obligations relating to privacy and data protection are still uncertain, it is possible that these laws, standards, contractual obligations and other obligations may be interpreted and applied in a manner that is inconsistent with our data management practices, our privacy, data protection, or data security policies or procedures, or the features of our offerings. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our offerings, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new offerings and features could be limited. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our offerings. Any inability to adequately address privacy, data protection or information security-related concerns, even if unfounded, or to successfully negotiate privacy, data protection or information security-related contractual terms with customers, or to comply with applicable laws, regulations and policies relating to privacy, data protection, and information security, could result in additional cost and liability to us, damage our reputation, inhibit sales, slow our sales cycles, and adversely affect our business. Privacy and personal information security concerns, whether valid or not valid, may inhibit market adoption of our offerings particularly in certain industries and foreign countries.

If we are unable to attract and retain leadership and key personnel, our business could be adversely affected.

We depend on the continued contributions of our leadership, senior management and other key personnel, the loss of whom could adversely affect our business. On November 29, 2018, we announced that David Conte, our current Chief Financial Officer, intends to retire from the company. Our future success depends in part on our ability to appoint and successfully transition a qualified new chief financial officer. With any change in leadership, there is a risk to organizational effectiveness and employee retention as well as the potential for disruption to our business. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time. We do not maintain a key-person life insurance policy on any of our officers or other employees.

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

Prolonged economic uncertainties or downturns could adversely affect our business operations or financial results. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster, armed conflicts and an act of terrorism on the United States, Europe, Asia Pacific or elsewhere, could cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our offerings, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we have engaged in, and may need to engage in the future, in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we elect to settle our conversion obligation under the Notes (as defined below) in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, or otherwise reduce operational flexibility. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

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

We generally conduct our international operations through wholly owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. We are in the process of organizing our corporate structure to more closely align with the international nature of our business activities. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or proposed or enacted new tax laws that could increase our tax liabilities in countries where we do business. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

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

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted this new revenue standard as of February 1, 2018. Under Topic 606, more estimates, judgments and assumptions are required within the revenue recognition process than were previously required. Our reported financial position and financial results may be adversely affected if our estimates or judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions. We presently anticipate that this standard could create volatility in our reported revenue and operating results, which could negatively impact our stock price. The most significant impacts of the standard related to the timing of revenue recognition for arrangements involving term licenses, deferred revenue and sales commissions. Additionally, some deferred revenue, primarily from arrangements involving term licenses, was never recognized as revenue and instead is now part of the cumulative effect adjustment within accumulated deficit. See Part I, Item 1. Financial Information - Note 1 for information regarding the effect of new accounting pronouncements in our consolidated financial statements. These or other changes in accounting principles could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $2.13 billion aggregate principal amount of convertible senior notes that we issued in September 2018, which includes $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (collectively, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity in our consolidated balance sheet at issuance, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their respective face amounts over their respective terms. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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

In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls relating to the 2023 Notes cover, subject to customary adjustments, the number of shares of our common stock that will initially underlie the 2023 Notes, and the Capped Calls relating to the 2025 Notes cover, subject to customary adjustments, the number of shares of our common stock that will initially underlie the 2025 Notes. The Capped Calls are expected generally to offset the potential dilution to our common stock as a result of any conversion of the relevant series of Notes. If the initial purchasers exercise their option to purchase additional Notes, we expect to enter into additional Capped Calls with the option counterparties with respect to the relevant series of Notes as to which the option was exercised.

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

During the fiscal year ended January 31, 2019, we entered into an office lease for approximately 300,000 square feet located at 3060 Olsen Drive, San Jose, California. We expect to occupy the premises at 3060 Olsen Drive starting in fiscal 2020.

Item 3. Legal Proceedings

The information set forth under Legal Proceedings in Note 3 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock, $0.001 par value, began trading on the NASDAQ Global Select Market on April 19, 2012, where its prices are quoted under the symbol “SPLK.” As of January 31, 2019, there were 21 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders, but it is well in excess of the number of record holders.

Stock Performance Graph

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite index and the NASDAQ Computer index for each of the last five fiscal years ended January 31, 2019, assuming an initial investment of $100. The peer group indices utilize the same methods of presentation and assumptions for the total return calculation as does Splunk and the NASDAQ Composite index. All companies in the peer group index are weighted in accordance with their market capitalizations.

●	Splunk Inc.	■	NASDAQ Composite	▲	NASDAQ Computer

Company/Index	1/31/14	1/31/15	1/31/16	1/31/17	1/31/18	1/31/19
Splunk Inc.	$100.00	$67.05	$60.09	$75.11	$119.91	$162.07
NASDAQ Composite	$100.00	$114.30	$115.10	$141.84	$189.26	$187.97
NASDAQ Computer	$100.00	$118.31	$123.63	$152.88	$216.12	$211.53

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for fiscal 2019, 2018 and 2017, and the selected consolidated balance sheets data as of January 31, 2019 and 2018 are derived from, and are qualified by reference to, the audited consolidated financial statements, adjusted for the adoption of accounting standards update No. 2014-09 (Topic 606), which are included in this Form 10-K. The consolidated balance sheet data as of January 31, 2017 has been adjusted for the adoption of Topic 606. The consolidated statements of operations data for fiscal 2016 and 2015 and the consolidated balance sheets data as of January 31, 2016 and 2015 are derived from audited consolidated financial statements, which are not included in this Form 10-K.

Consolidated Statements of Operations Data

	Fiscal Year Ended January 31,
	2019	2018	2017	2016	2015
(In thousands, except per share amounts)		* As Adjusted	* As Adjusted
Revenues
License	$1,030,277	$741,302	$543,510	$405,399	$283,191
Maintenance and services	772,733	567,830	400,054	263,036	167,684
Total revenues	1,803,010	1,309,132	943,564	668,435	450,875
Cost of revenues (1)
License	22,527	13,398	11,965	9,080	1,859
Maintenance and services	322,149	243,011	179,088	105,042	66,519
Total cost of revenues	344,676	256,409	191,053	114,122	68,378
Gross profit	1,458,334	1,052,723	752,511	554,313	382,497
Operating expenses (1)
Research and development	441,969	301,114	295,850	215,309	150,790
Sales and marketing	1,029,950	777,876	639,404	505,348	344,471
General and administrative	237,588	159,143	153,359	121,579	103,046
Total operating expenses	1,709,507	1,238,133	1,088,613	842,236	598,307
Operating loss	(251,173)	(185,410)	(336,102)	(287,923)	(215,810)
Interest and other income (expense), net
Interest income	31,458	8,943	5,720	3,166	1,586
Interest expense	(41,963)	(8,794)	(8,549)	(1,368)	(832)
Other income (expense), net	(1,513)	(3,600)	(3,022)	(519)	216
Total interest and other income (expense), net	(12,018)	(3,451)	(5,851)	1,279	970
Loss before income taxes	(263,191)	(188,861)	(341,953)	(286,644)	(214,840)
Provision for income taxes (benefit)	12,386	1,357	5,507	(7,872)	2,276
Net loss	$(275,577)	$(190,218)	$(347,460)	$(278,772)	$(217,116)
Net loss per share:
Basic and diluted	$(1.89)	$(1.36)	$(2.59)	$(2.20)	$(1.81)
Weighted-average shares outstanding:
Basic and diluted	145,707	139,866	133,910	126,746	119,775

*
Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

(1)	Amounts include stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
(In thousands)	2019	2018	2017	2016	2015
Cost of revenues	$37,501	$33,605	$30,971	$26,057	$17,189
Research and development	137,171	106,690	129,388	89,197	60,777
Sales and marketing	190,422	159,240	161,164	130,054	90,064
General and administrative	76,836	58,928	56,518	46,949	46,149

Consolidated Balance Sheets Data

	January 31,
	2019	2018	2017	2016	2015
(In thousands)		* As Adjusted	* As Adjusted
Cash, cash equivalents and short-term investments	$2,757,385	$1,165,150	$1,083,442	$1,009,039	$850,164
Working capital	2,333,325	953,086	874,405	719,503	653,185
Total assets	4,500,243	2,139,445	1,785,993	1,536,839	1,247,791
Deferred revenue, current and long-term	877,947	668,705	436,426	449,503	304,085
Total stockholders’ equity	1,520,457	1,131,321	1,060,292	859,414	813,321

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

Overview

Splunk provides innovative software solutions that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our offerings enable users to investigate, monitor, analyze and act on machine data regardless of format or source. Our offerings address large and diverse data sets commonly referred to as big data and are specifically tailored for machine data. Machine data is produced by nearly every software application and electronic device across an organization and contains a real-time record of various activities, such as transactions, customer and user behavior, and security threats. Beyond an organization’s traditional information technology (“IT”) and security infrastructure, data from the Industrial Internet, including industrial control systems, sensors, supervisory control and data acquisition (“SCADA”) systems, networks, manufacturing systems, smart meters and the Internet of Things (“IoT”), which includes consumer-oriented systems, such as electronic wearables, mobile devices, automobiles and medical devices are also continuously generating machine data. Our offerings help organizations gain the value contained in machine data by delivering real-time information to enable operational decision making.

We believe the market for products that provide operational intelligence presents a substantial opportunity as data grows in volume and diversity, creating new risks, opportunities and challenges for organizations. Since our inception, we have invested a substantial amount of resources developing our offerings to address this market, specifically with respect to machine data.

Our offerings are designed to deliver rapid return-on-investment for our customers. They generally do not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Prospective users can get started with our free online sandboxes that enable our customers to immediately try and experience Splunk offerings. Users that prefer to deploy the software on-premises can take advantage of our free 60-day trial of Splunk Enterprise, which converts into a limited free perpetual license of up to 500 megabytes of data per day. A 15-day free trial is available to users that prefer the core functionalities of Splunk Enterprise delivered as a cloud service. These users can sign up for Splunk Cloud and avoid the need to provision, deploy and manage internal infrastructure. Alternatively, they can simply download and install the software, typically in a matter of hours, to connect to their relevant machine data sources. Customers can also provision a compute instance on AWS via a pre-built Amazon Machine Image, which delivers a pre-configured virtual machine instance with our Splunk Enterprise software. We offer free development-test licenses for certain commercial customers, allowing users to explore new data and use cases in a non-production environment without incurring additional fees. We also offer support, training and professional services to our customers to assist in the deployment of our software.

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

Splunk Cloud delivers the core capabilities of Splunk Enterprise as a scalable, reliable cloud service. Splunk Cloud customers pay an annual subscription fee based on the combination of the volume of data indexed per day and the amount of data stored. Splunk Light provides log search and analysis that is designed, priced and packaged for small information technology (“IT”) environments, where a single-server log analytics solution is sufficient. Splunk Enterprise Security (“ES”) addresses emerging security threats and security information and event management (“SIEM”) use cases through monitoring, alerts and analytics. Splunk IT Service Intelligence (“ITSI”) monitors the health and key performance indicators of critical IT and business services. Splunk User Behavior Analytics (“UBA”) detects cyber-attacks and insider threats using data science, machine learning and advanced correlation.

We intend to continue investing for long-term growth. We have invested and intend to continue to invest heavily in product development to deliver additional features and performance enhancements, deployment models and solutions that can address new end markets. For example, we released new versions of existing offerings such as Splunk Enterprise, Splunk ES and Splunk ITSI and introduced new offerings for the IT market during fiscal 2019. We expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally.

We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives. During fiscal 2019, we completed a number of acquisitions, including Phantom, which develops solutions for security orchestration, automation and response, and VictorOps, which develops incident management solutions for the IT and DevOps markets.

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

New Accounting Standard

Prior period information presented in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and comparative references to prior periods have been adjusted to reflect the impact of the full retrospective adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Refer to Note 1 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information.

Financial Summary
(Dollars in millions)

_________________________

*	Refer to Non-GAAP Financial Results below for further information regarding our GAAP to non-GAAP Financial Measures and related reconciliations.

Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of January 31, 2019, we had over 17,500 customers, including 90 of the Fortune 100 companies.

Non-GAAP Financial Results

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP cost of revenues, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP income tax provision (benefit), non-GAAP net income (loss) and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): expenses related to stock-based compensation and related employer payroll tax, amortization of acquired intangible assets, adjustments related to a financing lease obligation, adjustments related to facility exits, acquisition-related adjustments, including the partial release of the valuation allowance due to acquisitions and non-cash interest expense related to our convertible senior notes. The adjustments for the financing lease obligation are to reflect the expense we would have recorded if our build-to-suit lease arrangement had been deemed an operating lease instead of a financing lease and is calculated as the net of actual ground lease expense, depreciation and interest expense over estimated straight-line rent expense. We issued convertible senior notes in the third quarter of fiscal 2019, and therefore exclude non-cash interest expense related to our convertible senior notes beginning with the third quarter of fiscal 2019. The non-GAAP financial measures are also adjusted for our estimated tax rate on non-GAAP income (loss). To determine the annual non-GAAP tax rate, we evaluate a financial projection based on our non-GAAP results. The annual non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The non-GAAP tax rate applied to the fiscal year ended January 31, 2019 was 20%. We provide updates to this rate on an annual basis, or more frequently if material changes occur. In addition, our non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in our financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

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

The following table reconciles our net cash provided by operating activities to free cash flow:

	Fiscal Year Ended January 31,
(In thousands)	2019	2018
Net cash provided by operating activities	$296,454	$262,904
Less purchases of property and equipment	(23,160)	(20,503)
Free cash flow (non-GAAP)	$273,294	$242,401
Net cash used in investing activities	$(779,278)	$(38,505)
Net cash provided by (used in) financing activities	$1,813,425	$(101,419)

The following table reconciles our GAAP to non-GAAP Financial Measures for the fiscal year ended January 31, 2019:

(Dollars in thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Acquisition-related adjustments		Non-cash interest expense related to convertible senior notes	Income tax effects related to non-GAAP adjustments (4)	Non-GAAP
Cost of revenues	$344,676	$(39,429)	$(21,444)	$1,218		$—		$—	$—	$285,021
Gross margin	80.9%	2.2%	1.2%	(0.1)%		—%		—%	—%	84.2%
Research and development	441,969	(141,315)	(1,041)	2,029		—		—	—	301,642
Sales and marketing	1,029,950	(197,384)	(2,740)	4,573		—		—	—	834,399
General and administrative	237,588	(79,045)	—	1,002		(6,034)		—	—	153,511
Operating income (loss)	(251,173)	457,173	25,225	(8,822)		6,034		—	—	228,437
Operating margin	(13.9)%	25.4%	1.4%	(0.5)%		0.3%		—%	—%	12.7%
Income tax provision	12,386	—	—	—		3,313	(3)	—	34,826	50,525
Net income (loss)	$(275,577)	$457,173	$25,225	$(636)	(2)	$2,721		$28,019	$(34,826)	$202,099
Net income (loss) per share (1)	$(1.89)									$1.33
_________________________

(1)
GAAP net loss per share calculated based on 145,707 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 152,126 diluted weighted-average shares of common stock, which includes 6,419 potentially dilutive shares related to employee stock awards. GAAP to non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.

(2)	Includes $8.2 million of interest expense related to the financing lease obligation.

(3)	Represents the partial release of the valuation allowance.

(4)	Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 20%.

The following table reconciles our GAAP to non-GAAP Financial Measures for the fiscal year ended January 31, 2018:

(Dollars in thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Adjustments related to facility exits	Acquisition-related adjustments		Income tax effects related to non-GAAP adjustments (4)	Non-GAAP
Cost of revenues	$256,409	$(34,814)	$(12,387)	$1,259		$—	$—		$—	$210,467
Gross margin	80.4%	2.7%	0.9%	(0.1)%		—%	—%		—%	83.9%
Research and development	301,114	(109,743)	(492)	1,990		—	—		—	192,869
Sales and marketing	777,876	(164,363)	(1,909)	4,684		—	—		—	616,288
General and administrative	159,143	(61,192)	—	927		5,191	(643)		—	103,426
Operating income (loss)	(185,410)	370,112	14,788	(8,860)		(5,191)	643		—	186,082
Operating margin	(14.2)%	28.4%	1.1%	(0.7)%		(0.4)%	—%		—%	14.2%
Income tax provision	1,357	—	—	—		—	2,540	(3)	47,681	51,578
Net income (loss)	$(190,218)	$370,112	$14,788	$(463)	(2)	$(5,191)	$(1,897)		$(47,681)	$139,450
Net income (loss) per share (1)	$(1.36)									$0.96
_________________________

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

Components of Operating Results

Revenues

License revenues.  License revenues reflect the revenues recognized from sales of licenses to new customers and additional licenses to existing customers, including sales from the renewal of term licenses. We are focused on acquiring new customers and increasing revenues from our existing customers as they realize the value of our software by indexing higher volumes of machine data and expanding the use of our software through additional use cases and broader deployment within their organizations. Our license revenues consist of revenues from perpetual licenses and term licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. In addition, seasonal trends that contribute to increased sales activity in the fourth fiscal quarter often result in lower sequential revenues in the first fiscal quarter, and we expect this trend to continue. We also expect our license revenue mix to continue to shift in favor of term licenses as we continue our transition to a predominately renewable model. Comparing our revenues on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance. Our historical methods of revenue recognition have been materially affected by the adoption of Topic 606. Refer to Note 1 of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information.

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

•
Cloud services revenues. Cloud services allow customers to use hosted software over the contract period without taking possession of the software. We generally recognize the revenues associated with our cloud services ratably, on a straight-line basis, over the associated subscription term. We expect revenues from cloud services to continue to increase as a percentage of total revenue as we continue our transition to a predominately renewable model.

•
Professional services and training revenues. We have a professional services organization focused on helping our customers deploy our software in highly complex operational environments and train their personnel. Training and professional services have stated billing rates per service hour or are provided on a subscription basis, accordingly, revenues are recognized as services are delivered or ratably over the subscription period. Professional services and training revenues as a percentage of total revenues were 8% for the fiscal years ended January 31, 2019 and 2018. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

Cost of Revenues

Cost of license revenues.  Cost of license revenues includes all direct costs to deliver our products, including salaries, benefits, stock-based compensation and related expenses such as employer taxes, allocated overhead for facilities and IT and amortization of acquired intangible assets. We recognize these expenses as they are incurred.

Cost of maintenance and services revenues.  Cost of maintenance and services revenues includes salaries, benefits, stock-based compensation and related expenses such as employer taxes for our maintenance and services organizations, third-party consulting services, allocated overhead for depreciation of equipment, facilities and IT, amortization of acquired intangible assets and third-party hosting fees related to our cloud services. We recognize expenses related to our maintenance and services organizations as they are incurred.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the assumptions and estimates associated with revenue recognition, deferred sales commissions and business combinations have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

Revenue Recognition

Our contracts with customers often contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on an observable standalone selling price when it is available, as well as other factors, including the price charged to customers, our discounting practices, and our overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable or uncertain, we estimate the SSP using a residual approach.

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

For further information on all of our significant accounting policies, refer to Note 1 of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following table sets forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

Consolidated Statements of Operations Data

	Fiscal Year Ended January 31,
	2019		2018		2017
(In thousands and as % of revenues)			*As Adjusted		*As Adjusted
Revenues
License	$1,030,277	57.1%	$741,302	56.6%	$543,510	57.6%
Maintenance and services	772,733	42.9	567,830	43.4	400,054	42.4
Total revenues	1,803,010	100.0	1,309,132	100.0	943,564	100.0
Cost of revenues
License (1)	22,527	2.2	13,398	1.8	11,965	2.2
Maintenance and services (1)	322,149	41.7	243,011	42.8	179,088	44.8
Total cost of revenues	344,676	19.1	256,409	19.6	191,053	20.2
Gross profit	1,458,334	80.9	1,052,723	80.4	752,511	79.8
Operating expenses
Research and development	441,969	24.5	301,114	23.0	295,850	31.4
Sales and marketing	1,029,950	57.1	777,876	59.4	639,404	67.7
General and administrative	237,588	13.2	159,143	12.2	153,359	16.3
Total operating expenses	1,709,507	94.8	1,238,133	94.6	1,088,613	115.4
Operating loss	(251,173)	(13.9)	(185,410)	(14.2)	(336,102)	(35.6)
Other income (expense), net
Interest income	31,458	1.7	8,943	0.7	5,720	0.6
Interest expense	(41,963)	(2.3)	(8,794)	(0.7)	(8,549)	(0.9)
Other income (expense), net	(1,513)	(0.1)	(3,600)	(0.2)	(3,022)	(0.3)
Total other income (expense), net	(12,018)	(0.7)	(3,451)	(0.2)	(5,851)	(0.6)
Loss before income taxes	(263,191)	(14.6)	(188,861)	(14.4)	(341,953)	(36.2)
Provision for income taxes	12,386	0.7	1,357	0.1	5,507	0.6
Net loss	$(275,577)	(15.3)%	$(190,218)	(14.5)%	$(347,460)	(36.8)%

*
Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

_________________________

(1)	Calculated as a percentage of the associated revenues.

Fiscal 2019, 2018 and 2017

Revenues
(Dollars in millions)
The increase in license revenues was primarily driven by our total number of customers, sales to existing customers and the number of large orders. Maintenance and services revenues are primarily driven by sales of our maintenance agreements, sales of our cloud services, as well as sales of our professional services resulting from the growth of our installed customer base.

Fiscal 2019 - 2018
Total revenues increased $493.9 million, or 37.7%, primarily due to the following:

+	increase of $289.0 million, or 39.0%, in license revenues

+	increase of $204.9 million, or 36.1%, in maintenance and services revenues

+	increase in the total number of orders greater than $1.0 million from 293 to 394

+	increase in the total number of customers from 15,000 to over 17,500

Fiscal 2018 - 2017
Total revenues increased $365.6 million, or 38.7%, primarily due to the following:

+	increase of $197.8 million, or 36.4%, in license revenues

+	increase of $167.8 million, or 41.9%, in maintenance and services revenues

+	increase in the total number of orders greater than $1.0 million from 167 to 293

+	increase in the total number of customers from 13,000 to over 15,000

Cost of Revenues and Gross Margin
(Dollars in millions)

Fiscal 2019 - 2018
Total cost of revenues increased $88.3 million or 34.4%. License cost of revenues increased $9.1 million, or 68.1%, due to an increase in amortization expense related to acquired intangible assets. Maintenance and services cost of revenues increased $79.1 million, or 32.6%, primarily due to the following:

+ increase of $37.0 million in salaries and benefits, which includes a $3.9 million increase in stock-based compensation expense due to increased headcount
+ increase of $20.8 million in third-party hosting fees to support our cloud services
+ increase of $18.6 million related to third-party consulting services

Maintenance and services gross margin increased primarily due to the growth and improved margins of our cloud business during fiscal 2019. License gross margin and total gross margin remained relatively flat.

Fiscal 2018 - 2017
Total cost of revenues increased $65.4 million or 34.2%. License cost of revenues increased $1.4 million, or 12.0%, due to an increase in amortization expense related to acquired intangible assets. Maintenance and services cost of revenues increased $63.9 million, or 35.7%, primarily due to the following:

+ increase of $30.0 million in salaries and benefits, which includes a $2.6 million increase in stock-based compensation expense due to increased headcount
+ increase of $17.4 million in third-party hosting fees to support our cloud services
+ increase of $13.9 million related to third-party consulting services

Maintenance and services gross margin increased primarily due to the growth and improved margins of our cloud business during fiscal 2018. Total gross margin remained relatively flat.

Operating Expenses
(Dollars in millions)
Research and Development Expense

Fiscal 2019 - 2018
Research and development expense increased $140.9 million, or 46.8%, primarily due to the following:

+
increase of $105.7 million in salaries and benefits, which includes a $30.5 million increase in stock-based compensation expense as we increased headcount as part of our focus on further developing and enhancing our products and services

+	increase of $13.8 million in hosting fees to support our product development efforts

+	increase of $7.2 million related to facilities and overhead

+	increase of $4.9 million related to third-party consulting services

Fiscal 2018 - 2017
Research and development expense increased $5.3 million, or 1.8%, primarily due to the following:

+	increase of $4.3 million in hosting fees to support our product development efforts

-
net decrease of $1.2 million in salaries and benefits, which reflects a decrease of $22.7 million in stock-based compensation, partially offset by an increase of $21.5 million in salaries. The decrease in stock-based compensation was primarily due to the absence of accelerated vesting of certain restricted shares of common stock, which occurred during fiscal 2017.

Sales and Marketing Expense

Fiscal 2019 - 2018
Sales and marketing expense increased $252.1 million, or 32.4%, primarily due to the following:

+ increase of $207.5 million in salaries and benefits, which includes a $31.2 million increase in stock-based compensation expense as we increased headcount and experienced higher commission expense as a result of increased customer orders

+	increase of $12.0 million in travel-related expenses due to increased travel from our growing field sales organization

+	increase of $9.9 million related to facilities and overhead

+	increase of $8.3 million in marketing expenses

+	increase of $7.3 million related to third-party consulting services

Fiscal 2018 - 2017
Sales and marketing expense increased $138.5 million, 21.7%, primarily due to the following:

+	increase of $92.4 million in salaries and benefits, which includes a $1.9 million decrease in stock-based compensation expense
+ increase of $14.7 million in marketing expenses
+ increase of $11.1 million related to facilities and overhead
+ increase of $9.9 million related to third-party consulting services
+ increase of $4.3 million in travel-related expenses due to increased travel from our growing field sales organization

General and Administrative Expense

Fiscal 2019 - 2018
General and administrative expense increased $78.4 million, or 49.3%, primarily due to the following:

+ increase of $44.0 million in salaries and benefits, which includes a $17.9 million increase in stock-based compensation expense
+ increase of $12.6 million related to third-party consulting services
+ increase of $7.0 million related to facilities and overhead
+ increase of $5.9 million in general office expenses
+ increase of $5.5 million in accounting and legal expenses

Fiscal 2018 - 2017
General and administrative expense increased $5.8 million, or 3.8%, primarily due to the following:

+ increase of $11.9 million in salaries and benefits, which includes a $2.4 million increase in stock-based compensation expense
+ increase of $2.8 million in accounting and legal fees
+ increase of $2.8 million related to third-party consulting services

-	net decrease of $16.6 million in rent and depreciation expense related to adjustments made to our facility exit liability during fiscal 2017 and fiscal 2018

Interest and Other Income (Expense), net

	Fiscal Year Ended January 31,
(In thousands)	2019	2018	2017
Interest and other income (expense), net
Interest income	$31,458	$8,943	$5,720
Interest expense	(41,963)	(8,794)	(8,549)
Other income (expense), net	(1,513)	(3,600)	(3,022)
Total interest and other income (expense), net	$(12,018)	$(3,451)	$(5,851)

Fiscal 2019 - 2018
Interest and other income (expense), net reflects a net increase in expense of $8.6 million, or 248.2%, primarily due to an increase in interest expense related to the issuance of our convertible senior notes in the third quarter of fiscal 2019, partially offset by an increase in interest income from our investments. We expect interest expense will increase in 2020 due to a full year of interest related to the Notes (as defined below).

Fiscal 2018 - 2017
Interest and other income (expense), net reflects a net decrease in expense of $2.4 million, or 41.0%, primarily due to an increase in interest income from our investments.

Provision for Income Taxes

	Fiscal Year Ended January 31,
(In thousands)	2019	2018	2017
Provision for income taxes	$12,386	$1,357	$5,507

Fiscal 2019 - 2018
Provision for income taxes increased $11.0 million, primarily due to an increase in federal tax expense as a result of the Base Erosion Anti-Abuse Tax and an increase in foreign taxes as we experienced an increase in taxable income in our foreign operations.

Fiscal 2018 - 2017
Provision for income taxes decreased $4.2 million, primarily due to the partial release of the valuation allowance as a result of our acquisitions during fiscal 2018.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly statements of operations data for the last eight fiscal quarters. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this annual report and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

Consolidated Statements of Operations Data

	Three Months Ended
	Jan 31, 2019	Oct 31, 2018	July 31, 2018	Apr 30, 2018	Jan 31, 2018	Oct 31, 2017	July 31, 2017	Apr 30, 2017
(In thousands, except per share amounts)					*As Adjusted	*As Adjusted	*As Adjusted	*As Adjusted
Revenues
License	$411,031	$279,603	$200,668	$138,975	$297,699	$193,810	$147,231	$102,562
Maintenance and services	211,054	201,380	187,635	172,664	161,952	148,679	132,993	124,206
Total revenues	622,085	480,983	388,303	311,639	459,651	342,489	280,224	226,768
Cost of revenues (1)
License	5,810	5,922	5,671	5,124	4,298	3,013	3,159	2,928
Maintenance and services	87,923	83,303	78,077	72,846	69,905	61,154	56,717	55,235
Total cost of revenues	93,733	89,225	83,748	77,970	74,203	64,167	59,876	58,163
Gross profit	528,352	391,758	304,555	233,669	385,448	278,322	220,348	168,605
Operating expenses (1)
Research and development	131,151	117,722	106,739	86,357	83,962	74,080	71,774	71,298
Sales and marketing	303,861	264,223	243,830	218,036	219,512	198,266	186,637	173,461
General and administrative	69,183	59,819	57,844	50,742	47,651	35,857	39,139	36,496
Total operating expenses	504,195	441,764	408,413	355,135	351,125	308,203	297,550	281,255
Operating income (loss)	24,157	(50,006)	(103,858)	(121,466)	34,323	(29,881)	(77,202)	(112,650)
Interest and other income (expense), net
Interest income	16,136	8,571	3,564	3,187	2,670	2,403	2,068	1,802
Interest expense	(25,562)	(12,270)	(2,058)	(2,073)	(2,099)	(2,133)	(2,232)	(2,330)
Other income (expense), net	(856)	(186)	(336)	(135)	(1,829)	(289)	(874)	(608)
Total interest and other income (expense), net	(10,282)	(3,885)	1,170	979	(1,258)	(19)	(1,038)	(1,136)
Income (loss) before income taxes	13,875	(53,891)	(102,688)	(120,487)	33,065	(29,900)	(78,240)	(113,786)
Income tax provision (benefit)	11,749	1,814	811	(1,988)	(102)	(232)	353	1,338
Net income (loss)	$2,126	$(55,705)	$(103,499)	$(118,499)	$33,167	$(29,668)	$(78,593)	$(115,124)

Net income (loss) per share
Basic	$0.01	$(0.38)	$(0.71)	$(0.83)	$0.23	$(0.21)	$(0.57)	$(0.84)
Diluted	$0.01	$(0.38)	$(0.71)	$(0.83)	$0.23	$(0.21)	$(0.57)	$(0.84)

*
Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

_________________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
(In thousands)	Jan 31, 2019	Oct 31, 2018	July 31, 2018	Apr 30, 2018	Jan 31, 2018	Oct 31, 2017	July 31, 2017	Apr 30, 2017
Cost of revenues	$10,883	$8,867	$8,497	$8,804	$9,082	$7,921	$8,410	$8,192
Research and development	42,072	35,088	33,597	26,416	28,864	25,038	25,991	26,797
Sales and marketing	56,550	45,280	45,546	43,047	39,217	36,728	42,652	40,643
General and administrative	25,080	18,449	16,953	16,354	14,767	14,424	15,314	14,423

Consolidated Statements of Operations Data

	Three Months Ended
(As % of revenues)	Jan 31, 2019	Oct 31, 2018	July 31, 2018	Apr 30, 2018	Jan 31, 2018	Oct 31, 2017	July 31, 2017	Apr 30, 2017
					*As Adjusted	*As Adjusted	*As Adjusted	* As Adjusted
Revenues
License	66.1%	58.1%	51.7%	44.6%	64.8%	56.6%	52.5%	45.2%
Maintenance and services	33.9	41.9	48.3	55.4	35.2	43.4	47.5	54.8
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	1.4	2.1	2.8	3.7	1.4	1.6	2.1	2.9
Maintenance and services (1)	41.7	41.4	41.6	42.2	43.2	41.1	42.6	44.5
Total cost of revenues	15.1	18.6	21.6	25.0	16.1	18.7	21.4	25.6
Gross profit	84.9	81.4	78.4	75.0	83.9	81.3	78.6	74.4
Operating expenses
Research and development	21.1	24.5	27.5	27.7	18.3	21.6	25.6	31.4
Sales and marketing	48.8	54.9	62.7	70.0	47.7	57.9	66.6	76.6
General and administrative	11.1	12.4	14.9	16.3	10.4	10.5	14.0	16.1
Total operating expenses	81.0	91.8	105.1	114.0	76.4	90.0	106.2	124.1
Operating income (loss)	3.9	(10.4)	(26.7)	(39.0)	7.5	(8.7)	(27.6)	(49.7)
Interest and other income (expense), net
Interest income	2.6	1.8	0.9	1.0	0.6	0.6	0.7	0.8
Interest expense	(4.1)	(2.6)	(0.5)	(0.6)	(0.5)	(0.6)	(0.8)	(1.0)
Other income (expense), net	(0.2)	—	(0.1)	—	(0.4)	(0.1)	(0.3)	(0.3)
Total interest and other income (expense), net	(1.7)	(0.8)	0.3	0.4	(0.3)	(0.1)	(0.4)	(0.5)
Income (loss) before income taxes	2.2	(11.2)	(26.4)	(38.6)	7.2	(8.8)	(27.9)	(50.2)
Income tax provision (benefit)	1.9	0.4	0.2	(0.6)	—	(0.1)	0.1	0.6
Net income (loss)	0.3%	(11.6)%	(26.6)%	(38.0)%	7.2%	(8.7)%	(28.0)%	(50.8)%

*
Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

_________________________

(1)	This percentage is calculated as a percentage of the associated revenues.

Seasonality, Cyclicality and Quarterly Trends

Our quarterly results reflect seasonality in the sale of our offerings. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenue in the first fiscal quarter. We expect this seasonality to continue in fiscal 2020 and beyond. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short term. The timing of revenues in relation to our expenses, much of which does not vary directly with revenues, has an impact on the cost of revenues, research and development expense, sales and marketing expense and general and administrative expense as a percentage of revenues in each fiscal quarter during the year. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Liquidity and Capital Resources

	Fiscal Year Ended January 31,
(In thousands)	2019	2018	2017
Cash and cash equivalents	$1,876,165	$545,947	$421,346
Investments, current portion	881,220	619,203	662,096
Investments, non-current	110,588	5,375	5,000

(Dollars in millions)
Our principal sources of liquidity are our cash and cash equivalents, investments and cash generated from operations. As of January 31, 2019, we had $2.87 billion of cash, cash equivalents and investments, of which $91.3 million was held by foreign subsidiaries. We believe that these funds, in addition to cash provided by operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. We intend to continue to focus our capital expenditures in fiscal 2020 to support the growth in our operations, including acquisition-related activities.

In September 2018, we issued $2.13 billion aggregate principal amount of convertible senior notes, which includes $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (collectively, the “Notes”). In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The premiums paid for the purchase of the Capped Calls were $274.3 million. Refer to Note 7 of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on 10-K.

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

Fiscal 2019 - 2018
Net cash provided by operating activities was $296.5 million for the year ended January 31, 2019 compared to $262.9 million from the prior year. The increase in net cash provided by operating activities was primarily due to the following:

+ increase in accounts receivable collections
+ reduction in payments for accrued compensation
+ reduction in payments for accrued expenses and other liabilities

The increase in cash provided by operating activities was partially offset by an increase in payments for prepaid expenses and other assets.

Fiscal 2018 - 2017
Net cash provided by operating activities was $262.9 million for the year ended January 31, 2018 compared to $201.8 million from the prior year. The increase in net cash provided by operating activities was primarily due to the following:

+ increase in deferred revenue
+ reduction in payments for accrued compensation

The increase in cash provided by operating activities was partially offset by a reduction in accounts receivable collections and an increase in payments for accrued expenses and other liabilities.

Investing Activities

Fiscal 2019 - 2018
Net cash used in investing activities was $779.3 million for the year ended January 31, 2019 compared to $38.5 million from the prior year. The increase in cash used in investing activities was primarily due to the following:

-	increase of $397.4 million in purchases of investments, net of maturities

-	increase of $335.6 million in cash purchase price paid, net of cash acquired, from our acquisitions of Phantom and VictorOps

Fiscal 2018 - 2017
Net cash used in investing activities was $38.5 million for the year ended January 31, 2018 compared to $127.5 million from the prior year. The decrease in cash used in investing activities was primarily due to the following:

+ reduction of $120.3 million in purchases of investments, net of maturities
+ reduction of $24.8 million in purchases of property and equipment

The decrease in cash used in investing activities was partially offset by an increase of $59.4 million in cash purchase price paid, net of cash acquired, for acquisitions.

Financing Activities

Fiscal 2019 - 2018
Net cash provided by financing activities was $1.81 billion for the year ended January 31, 2019 compared to net cash used in financing activities of $101.4 million from the prior year. The increase in cash provided by financing activities was primarily due to the following:

+ increase of $2.11 billion related to the issuance of the Notes, net of initial purchaser discounts and issuance costs
+ reduction of $74.5 million in taxes paid related to net share settlement of equity awards

The increase in cash provided by financing activities was partially offset by $274.3 million in cash used to purchase capped calls in connection with the issuance of our convertible senior notes.

Fiscal 2018 - 2017
Net cash used in financing activities was $101.4 million for the year ended January 31, 2018 compared to $77.9 million from the prior year. The increase in cash used in financing activities was primarily due to the following:

-	increase of $24.1 million in taxes paid related to net share settlement of equity awards

Loan Agreement

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which provided us a revolving line of credit facility. Under the agreement, we could borrow up to $25.0 million with interest accrued either at the prime rate or the LIBOR rate plus 2.75%. We never borrowed under the credit facility, and during fiscal 2019, we terminated our Loan Agreement with Silicon Valley Bank.

Contractual Payment Obligations

Operating Lease Commitments and Contractual Obligations

We lease our office spaces under non-cancelable leases. Rent expense, net of sublease income, for our operating leases was $26.2 million, $16.8 million and $28.1 million during fiscal 2019, 2018 and 2017, respectively. Rent expense includes a decrease of $5.2 million of expense for fiscal 2018, and an increase of $8.6 million of expense for fiscal 2017, in connection with facility exit charge adjustments. Refer to “Facility Exit Costs” below for details.

On August 15, 2018, we entered into an office lease at 3060 Olsen Drive for approximately 300,000 square feet located in San Jose, California. This lease is expected to commence in fiscal 2020 for a term of 130 months, subject to the completion of certain pre-occupancy improvements by our landlord. Our total obligation for the base rent will be approximately $162.6 million.

On June 18, 2018, we renewed our office lease at 250 Brannan Street for approximately 100,000 square feet located in San Francisco, California. This lease is expected to commence in the first quarter of fiscal 2020 for a term of 147 months. Our total obligation for the base rent will be approximately $137.6 million.

Purchase obligations are contractual obligations for purchase of goods or services and are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

The following summarizes our convertible senior notes, operating lease commitments and significant purchase obligations as of January 31, 2019:

	Payments Due by Period
(In thousands)	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
0.5% Convertible Senior Notes due 2023 (1)	$1,296,520	$6,220	$12,650	$1,277,650	$—
1.125% Convertible Senior Notes due 2025 (1)	930,260	9,542	19,406	19,406	881,906
Operating lease commitments (2)	465,807	30,976	96,321	84,654	253,856
Purchase obligations (3)	92,333	19,171	56,893	13,099	3,170
Total	$2,784,920	$65,909	$185,270	$1,394,809	$1,138,932
_________________________

(1)
Total future payments related to our Convertible Senior Notes due 2023 includes $1.27 billion principal amount and future interest payments of $31.5 million. Total future payments related to our Convertible Senior Notes due 2023 includes $862.5 million principal amount and future interest payments of $67.8 million. For more information on our convertible senior notes, refer to Note 7 of our accompanying Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(2)
We have entered into sublease agreements for portions of our office space and the future rental income of $2.3 million from these agreements has been included as an offset to our future minimum rental payments.

(3)	Purchase obligations relate primarily to IT and product infrastructure costs, enterprise subscription agreements, and sales and marketing costs.

Facility Exit Costs

In fiscal 2017, we relocated certain corporate offices in the San Francisco Bay Area and as a result, some of our leased office spaces are no longer in use. Accordingly, we calculated and recorded a liability at the "cease-use" date. We recorded a facility exit charge of approximately $8.6 million to “General and administrative” expenses associated with the recognition of the liability.

Cease-use liability balances are presented below:

(In thousands)	Carrying amount
Balance as of January 31, 2018	$320
Cash payments, net of deferred rent	(204)
Balance as of January 31, 2019	$116

Financing Lease Obligation

On April 29, 2014, we entered into an office lease (the “Lease”) for approximately 182,000 square feet located at 270 Brannan Street, San Francisco, California (the “Premises”). The Premises is allocated between the “Initial Premises” and “Additional Premises,” which are each approximately 91,000 square feet of rentable space. The term of the Additional Premises began one year after the term of the Initial Premises, which began in August 2015, and each have a term of 84 months. Our total obligation for the base rent is approximately $92.0 million. On May 13, 2014, we entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $6.0 million to serve as a security deposit for the Lease.

As a result of our involvement during the construction period, whereby we had certain indemnification obligations related to the construction, we were considered, for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We have recorded project construction costs incurred by the landlord as an asset and a corresponding long-term liability in “Property and equipment, net” and “Other liabilities, non-current,” respectively, in our consolidated balance sheets. We moved into the Premises in February 2016. We have determined that the lease does not meet the criteria for “sale-leaseback” treatment, due to our continuing involvement in the construction project resulting from our standby letter of credit. Accordingly, the Lease will continue to be accounted for as a financing obligation.

As of January 31, 2019, future payments on the financing lease obligation are as follows:

Fiscal Period (In thousands)	Future Payments
Fiscal 2020	$12,928
Fiscal 2021	13,316
Fiscal 2022	13,715
Fiscal 2023	14,127
Fiscal 2024	7,667
Thereafter	475
Total future minimum lease payments	$62,228

Capital Commitment

We have made a $5.0 million capital commitment to a venture capital fund that requires us to contribute capital upon notice. As of January 31, 2019, we have contributed $1.1 million towards our capital commitment.

Off-Balance Sheet Arrangements

During fiscal 2019, 2018 and 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at January 31, 2019. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and cash equivalents of $1.88 billion as of January 31, 2019. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. During the fiscal years ended January 31, 2019 and 2018, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

In September 2018, we issued $2.13 billion aggregate principal amount of convertible senior notes in a private placement, which includes $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (together, the “Notes”). As these instruments have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value of either series of Notes can be affected when the market price of our common stock fluctuates. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

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

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 1 of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Splunk Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Splunk Inc. and its subsidiaries (the “Company”) as of January 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 27, 2019

We have served as the Company’s auditor since 2010.

Splunk Inc.
CONSOLIDATED BALANCE SHEETS

	January 31, 2019	January 31, 2018
(In thousands, except share and per share amounts)		*As Adjusted
Assets
Current assets
Cash and cash equivalents	$1,876,165	$545,947
Investments, current	881,220	619,203
Accounts receivable, net	469,658	396,413
Prepaid expenses and other current assets	73,197	70,021
Deferred commissions, current	78,223	52,451
Total current assets	3,378,463	1,684,035
Investments, non-current	110,588	5,375
Property and equipment, net	158,276	160,880
Intangible assets, net	91,622	48,142
Goodwill	503,388	161,382
Deferred commissions, non-current	64,766	37,920
Other assets	193,140	41,711
Total assets	$4,500,243	$2,139,445
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,418	$11,040
Accrued compensation	226,061	145,365
Accrued expenses and other liabilities	125,641	84,631
Deferred revenue, current	673,018	489,913
Total current liabilities	1,045,138	730,949
Convertible senior notes, net	1,634,474	—
Deferred revenue, non-current	204,929	178,792
Other liabilities, non-current	95,245	98,383
Total non-current liabilities	1,934,648	277,175
Total liabilities	2,979,786	1,008,124
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at January 31, 2019 and January 31, 2018	—	—
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 149,167,298 shares issued and outstanding at January 31, 2019, and 142,835,123 shares issued and outstanding at January 31, 2018	149	143
Accumulated other comprehensive income (loss)	(2,506)	156
Additional paid-in capital	2,754,858	2,086,893
Accumulated deficit	(1,232,044)	(955,871)
Total stockholders’ equity	1,520,457	1,131,321
Total liabilities and stockholders’ equity	$4,500,243	$2,139,445

*
Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended January 31,
	2019	2018	2017
(In thousands, except per share amounts)		*As Adjusted	*As Adjusted
Revenues
License	$1,030,277	$741,302	$543,510
Maintenance and services	772,733	567,830	400,054
Total revenues	1,803,010	1,309,132	943,564
Cost of revenues (1)
License	22,527	13,398	11,965
Maintenance and services	322,149	243,011	179,088
Total cost of revenues	344,676	256,409	191,053
Gross profit	1,458,334	1,052,723	752,511
Operating expenses (1)
Research and development	441,969	301,114	295,850
Sales and marketing	1,029,950	777,876	639,404
General and administrative	237,588	159,143	153,359
Total operating expenses	1,709,507	1,238,133	1,088,613
Operating loss	(251,173)	(185,410)	(336,102)
Interest and other income (expense), net
Interest income	31,458	8,943	5,720
Interest expense	(41,963)	(8,794)	(8,549)
Other income (expense), net	(1,513)	(3,600)	(3,022)
Total interest and other income (expense), net	(12,018)	(3,451)	(5,851)
Loss before income taxes	(263,191)	(188,861)	(341,953)
Provision for income taxes	12,386	1,357	5,507
Net loss	$(275,577)	$(190,218)	$(347,460)

Basic and diluted net loss per share	$(1.89)	$(1.36)	$(2.59)

Weighted-average shares used in computing basic and diluted net loss per share	145,707	139,866	133,910

*
Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

_________________________

(1)	Amounts include stock-based compensation expense, as follows:

Cost of revenues	$37,501	$33,605	$30,971
Research and development	137,171	106,690	129,388
Sales and marketing	190,422	159,240	161,164
General and administrative	76,836	58,928	56,518

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended January 31,
	2019	2018	2017
(In thousands)		*As Adjusted	*As Adjusted
Net loss	$(275,577)	$(190,218)	$(347,460)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments (net of tax)	1,279	(911)	(174)
Foreign currency translation adjustments	(3,941)	4,080	931
Total other comprehensive income (loss)	(2,662)	3,169	757
Comprehensive loss	$(278,239)	$(187,049)	$(346,703)

*
Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
(In thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 31, 2016	131,543,467	$132	$1,528,647	$(3,770)	$(665,595)	$859,414
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	—	247,402	247,402
Stock-based compensation	—	—	378,041	—	—	378,041
Issuance of common stock upon exercise of options	1,642,599	2	7,746	—	—	7,748
Vesting of restricted stock units	3,571,873	3	—	—	—	3
Taxes paid related to net share settlement of equity awards	—	—	(113,707)	—	—	(113,707)
Issuance of common stock upon ESPP purchase	597,545	—	27,412	—	—	27,412
Forfeited restricted stock awards	(186,003)	—	—	—	—	—
Excess tax benefits from employee stock plans	—	—	682	—	—	682
Unrealized loss from investments	—	—	—	(174)	—	(174)
Net change in cumulative translation adjustments	—	—	—	931	—	931
Net loss	—	—	—	—	(347,460)	(347,460)
Balances at January 31, 2017*	137,169,481	137	1,828,821	(3,013)	(765,653)	1,060,292
Stock-based compensation	—	—	358,463	—	—	358,463
Issuance of common stock upon exercise of options	1,428,602	1	4,170	—	—	4,171
Vesting of restricted stock units	3,515,384	4	—	—	—	4
Taxes paid related to net share settlement of equity awards	—	—	(138,604)	—	—	(138,604)
Issuance of common stock upon ESPP purchase	721,656	1	34,043	—	—	34,044
Unrealized loss from investments	—	—	—	(911)	—	(911)
Net change in cumulative translation adjustments	—	—	—	4,080	—	4,080
Net loss	—	—	—	—	(190,218)	(190,218)
Balances at January 31, 2018*	142,835,123	143	2,086,893	156	(955,871)	1,131,321
Cumulative-effect adjustment from adoption of ASU 2016-16	—	—	(7)	—	(596)	(603)
Stock-based compensation	—	—	441,930	—	—	441,930
Issuance of common stock upon exercise of options	267,226	—	1,951	—	—	1,951
Vesting of restricted stock units	4,583,333	4	—	—	—	4
Issuance of restricted stock awards	824,605	1	—	—	—	1
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	15,776	—	—	15,776
Taxes paid related to net share settlement of equity awards	—	—	(62,590)	—	—	(62,590)
Issuance of common stock upon ESPP purchase	657,011	1	46,339	—	—	46,340
Equity component of convertible senior notes, net	—	—	498,841	—	—	498,841
Purchase of capped calls	—	—	(274,275)	—	—	(274,275)
Unrealized gain from investments	—	—	—	1,279	—	1,279
Net change in cumulative translation adjustments	—	—	—	(3,941)	—	(3,941)
Net loss	—	—	—	—	(275,577)	(275,577)
Balances at January 31, 2019	149,167,298	$149	$2,754,858	$(2,506)	$(1,232,044)	$1,520,457

*
Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 31,
	2019	2018	2017
(In thousands)		*As Adjusted	*As Adjusted
Cash flows from operating activities
Net loss	$(275,577)	$(190,218)	$(347,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,430	40,941	32,113
Amortization of deferred commissions	77,867	46,653	34,079
Amortization of investment premiums (accretion of discounts)	(4,743)	259	840
Amortization of debt discount and issuance costs	28,019	—	—
Stock-based compensation	441,930	358,463	378,041
Deferred income taxes	(4,064)	(4,822)	(326)
Excess tax benefits from employee stock plans	—	—	(682)
Non-cash facility exit adjustment	—	(5,191)	8,625
Accelerated depreciation of property and equipment	—	—	2,739
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(65,469)	(150,953)	(48,650)
Prepaid expenses and other assets	(148,501)	(45,611)	(25,726)
Deferred commissions	(130,485)	(76,756)	(49,492)
Accounts payable	9,240	3,409	2,720
Accrued compensation	81,213	44,484	4,194
Accrued expenses and other liabilities	30,751	9,967	36,552
Deferred revenue	203,843	232,279	174,267
Net cash provided by operating activities	296,454	262,904	201,834
Cash flows from investing activities
Purchases of investments	(1,109,852)	(645,762)	(683,787)
Maturities of investments	754,138	687,485	605,175
Acquisitions, net of cash acquired	(394,910)	(59,350)	—
Purchases of property and equipment	(23,160)	(20,503)	(45,349)
Other investment activities	(5,494)	(375)	(3,500)
Net cash used in investing activities	(779,278)	(38,505)	(127,461)
Cash flows from financing activities
Proceeds from the exercise of stock options	1,953	4,175	7,751
Proceeds from employee stock purchase plan	46,342	34,044	27,412
Proceeds from the issuance of convertible senior notes, net of issuance costs	2,105,296	—	—
Purchase of capped calls	(274,275)	—	—
Taxes paid related to net share settlement of equity awards	(63,369)	(137,830)	(113,707)
Repayment of financing lease obligation	(2,522)	(1,808)	—
Excess tax benefits from employee stock plans	—	—	682
Net cash provided by (used in) financing activities	1,813,425	(101,419)	(77,862)
Effect of exchange rate changes on cash and cash equivalents	(383)	1,621	294
Net increase (decrease) in cash and cash equivalents	1,330,218	124,601	(3,195)
Cash and cash equivalents at beginning of period	545,947	421,346	424,541
Cash and cash equivalents at end of period	$1,876,165	$545,947	$421,346

Supplemental disclosures
Cash paid for income taxes	$6,639	$6,480	$3,021
Cash paid for interest expense related to financing lease obligation	8,183	8,150	4,132
Non-cash investing and financing activities
Increase (decrease) in accrued purchases of property and equipment	666	132	(1,121)
Increase in capitalized construction costs related to build-to-suit lease	—	—	10,065

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of the Business and Significant Accounting Policies

Business

Splunk Inc. (“we,” “us,” “our”) provides innovative software solutions that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our offerings enable users to investigate, monitor, analyze and act on machine data regardless of format or source. Our offerings address large and diverse data sets commonly referred to as big data and are specifically tailored for machine data. Machine data is produced by nearly every software application and electronic device across an organization and contains a real-time record of various activities, such as transactions, customer and user behavior, and security threats. Our offerings help users derive new insights from machine data that can be used to, among other things, improve service levels, reduce operational costs, mitigate security risks, demonstrate and maintain compliance, and drive better business decisions. We were incorporated in California in October 2003 and reincorporated in Delaware in May 2006.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2019, for example, refer to the fiscal year ended January 31, 2019.

Basis of Presentation

Effective February 1, 2018, we adopted the Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as discussed in “Recently Adopted Accounting Standards” below. Disclosures in this Annual Report on Form 10-K have been updated to comply with the new standard, including previously reported amounts, which are captioned “As Adjusted” in these consolidated financial statements and related notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Splunk Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Foreign Currency

The functional currency of our foreign subsidiaries is their respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in "Accumulated other comprehensive income (loss)" within the consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses are included in "Other income (expense), net" and were not material for the three years ended January 31, 2019. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Foreign Currency Contracts

We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These contracts typically have maturities of one month. They are not designated as cash flow or fair value hedges under ASC Topic 815, Derivatives and Hedging. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on the consolidated balance sheets with changes in the fair value recorded to “Other income (expense), net” in the consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from on-premises licenses is generally recognized upfront upon transfer of control of the software, which occurs at delivery, or when the license term commences, if later. We recognize revenue from maintenance contracts ratably over the service period. Cloud services revenue is recognized ratably over the cloud service term. Training and professional services are provided either on a time and material basis, in which revenues are recognized as services are delivered, or over a contractual term, in which revenues are recognized ratably. With respect to contracts that include customer acceptance provisions, we recognize revenue upon customer acceptance. Our policy is to record revenues net of any applicable sales, use or excise taxes.

Our contracts with customers often contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on an observable standalone selling price when it is available, as well as other factors, including the price charged to customers, our discounting practices, and our overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable or uncertain, we estimate the SSP using a residual approach.

A receivable is recorded in the period we deliver products or provide services, or when we have an unconditional right to payment. Some of our multi-year on-premises license contracts are invoiced annually and we generally recognize the total amount of the license revenues upfront and record a corresponding receivable, if we have an unconditional right to receive payment. Current and non-current accounts receivable, net of allowance for doubtful accounts, was $625.1 million and $396.4 million as of January 31, 2019 and 2018, respectively.

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

Deferred revenue is recorded when we invoice a contract or deliver a license prior to recognizing revenue. It is comprised of balances related to maintenance, cloud services, training and professional services invoiced at the beginning of each service period, as well as for licenses that we delivered prior to the license term commencing.

Deferred Sales Commissions

Sales commissions paid to our sales force and the related payroll taxes are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are capitalized and recorded in “Deferred commissions, current and non-current” in our consolidated balance sheets. We generally amortize these costs over the remaining contractual term of our customer contracts, consistent with the pattern of revenue recognition of each performance obligation, for contracts in which the commissions paid on the initial and renewal contracts are commensurate. For certain contracts in which the commissions paid on the initial and renewal contracts are not commensurate, we amortize the commissions paid on the initial contract over an expected period of benefit, which we have determined to be approximately five years. We have determined the period of benefit by taking into consideration our customer contracts, the duration of our relationships with our customers and our technology. In capitalizing and amortizing deferred commissions, we have elected to apply a portfolio approach. We include amortization of deferred commissions in “Sales and marketing expense” in our consolidated statements of operations. There were no impairments to deferred commissions for all periods presented. Commission expense was $174.0 million, $116.3 million and $93.7 million for fiscal 2019, 2018 and 2017, respectively.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. We do not hold or issue financial instruments for trading purposes.

Investments

We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. Securities are classified as available-for-sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income (loss). Fair value is determined based on quoted market rates when observable or utilizing data points

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors, the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in “Interest income” in our consolidated statements of operations.

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

As of January 31, 2019, one channel partner represented 29% and a second channel partner represented 10% of total current and non-current accounts receivable. As of January 31, 2018, one channel partner represented 39% and a second channel partner represented 10% of total current and non-current accounts receivable.

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

The following table presents the changes in the allowance for doubtful accounts:

	Fiscal Year Ended January 31,
(In thousands)	2019	2018	2017
Balance at beginning of period	$467	$475	$531
Add: bad debt expense	—	—	—
Less: write-offs, net of recoveries	(22)	(8)	(56)
Balance at end of period	$445	$467	$475

Goodwill, Intangible Assets, Long-Lived Assets and Impairment Assessments

Goodwill and indefinite-lived intangible assets are carried at cost and are evaluated annually for impairment, or more frequently if circumstances exist that indicate that impairment may exist. When conducting our annual goodwill impairment assessment, we perform a quantitative evaluation of whether goodwill is impaired by comparing the fair value of our reporting unit to its carrying value. We consider the enterprise to be the reporting unit for this analysis. If the carrying amount of our reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

In-process research and development is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When in-process research and development projects are completed, the corresponding amount is reclassified as an amortizable intangible asset and is amortized over the asset’s estimated useful life.

Finite-lived intangible assets are amortized over their useful lives. Each period we evaluate the estimated remaining useful life of our finite-lived intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. In addition, we evaluate the recoverability of our long-lived assets including intangible and tangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, then the carrying amount of such assets is reduced to fair value.

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

The following table presents the estimated useful lives of our property and equipment:

Property and Equipment	Useful Life
Computer equipment and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the useful life of the asset or the lease term

Capitalized Software Development Costs

Capitalization of software development costs for software to be sold, leased, or otherwise marketed begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. We did not capitalize any software development costs for fiscal 2019 and 2018 because the cost incurred and the time between technological feasibility and product release was insignificant. We had no amortization expense from capitalized purchased technology during fiscal 2019, 2018 or 2017.

Costs related to software acquired, developed or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. We define the design, configuration, and coding process as the application development stage. Costs related to computer software developed for internal use in fiscal 2019 or 2018 were not material.

Leases

We primarily lease our facilities under operating leases. For leases that contain rent escalation or rent concession provisions, we record the total rent expense during the lease term on a straight-line basis over the term of the lease. We record the difference between the rent paid and the straight-line rent expense as a current and non-current deferred rent liability in “Accrued expenses and other liabilities” and “Other liabilities, non-current,” respectively, on the consolidated balance sheets. Rent expense for our operating leases was $26.2 million, $16.8 million and $28.1 million during fiscal 2019, 2018 and 2017, respectively.

Facility Exit Costs

Certain of our operating facility leases include office space that is not occupied or used by us. We calculate and record a liability at the “cease-use” date related to those operating leases based on the difference between the present value of estimated future sublease rental income and the present value of our remaining lease obligations, adjusted for the effects of any prepaid or deferred items. The short-term portion of the liability is recorded in “Accrued expenses and other liabilities” and the long-term portion of the liability is recorded in “Other liabilities, non-current,” on the consolidated balance sheets. Associated with the recognition of the liability, we also record a corresponding charge to “General and administrative” expenses in the consolidated statements of operations.

Advertising Expense

We expense advertising costs as incurred. We incurred $17.3 million, $10.1 million and $10.0 million in advertising expenses for fiscal 2019, 2018 and 2017, respectively. Advertising costs are recorded in “Sales and marketing” expenses in the consolidated statements of operations.

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

The number of PSUs earned and eligible to vest are determined based on achievement of certain performance conditions and/or market conditions and the recipients’ continued service with us. For awards subject to service and performance conditions, the number of shares of our stock issued pursuant to the award can range from 0% to 200% of the target amount. For awards subject to service and performance conditions that also include market conditions, the number of shares of our stock issued pursuant to the award can range from 0% to 300% of the target amount. Compensation expense for PSUs with performance conditions is measured using the fair value at the date of grant and recorded over the vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. We use a Monte Carlo option-pricing model to determine the fair value of PSUs with market conditions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
ASU No. 2018-07 (Topic 718), Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting
Under the new standard, entities will no longer be required to value non-employee share-based payment awards differently from employee awards. Upon transition, entities are required to measure non-employee awards at their grant-date fair value as of the adoption date.
		We early adopted this new standard as of August 1, 2018.	The adoption of this new standard did not have a material impact on our consolidated financial statements.
ASU No. 2017-09 (Topic 718), Scope of Modification Accounting	The new standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications.	We adopted this new standard as of February 1, 2018.	The adoption of this new standard did not have an impact on our consolidated financial statements.
ASU No. 2017-01 (Topic 805), Business Combinations - Clarifying the Definition of a Business
The new standard narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business.
We adopted this new standard as of February 1, 2018.
We anticipate that the adoption of the new guidance will result in more transactions being accounted for as asset acquisitions rather than business combinations and that the new standard will impact our consideration of strategic investments. The adoption of this new standard did not have an impact on our consolidated financial statements.

ASU No. 2016-16 (Topic 740), Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory	The standard includes a revision of the accounting for the income tax consequences of intra-entity transfers of assets other than inventory to reduce the complexity in accounting standards.	We adopted this new standard as of February 1, 2018.	An immaterial cumulative effect adjustment was recorded in accumulated deficit as of February 1, 2018.
ASU No. 2016-01 (Subtopic 825-10), Financial Instruments - Overall
The amendments in this update, and recent clarifications issued by the FASB through ASU No. 2018-03 and ASU No. 2018-04, address certain aspects of recognition, measurement, presentation and disclosure of financial instruments, and require equity securities to be measured at fair value with changes in fair value recognized through net income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers
The new standard supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition and establishes a new revenue standard. This new standard is based on the principle that revenue is recognized to depict the transfer of control of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has also issued several amendments to the new standard which were designed to clarify and simplify the adoption process.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the impact of the new standard (Topic 606) to the reported results on our selected consolidated balance sheet data and selected consolidated statements of operations data:

Selected Consolidated Statements of Operations Data

	Fiscal Year Ended January 31, 2018
(In thousands, except per share amounts)	As Reported	Impact of Adoption	As Adjusted
Revenues
License	$693,704	$47,598	$741,302
Maintenance and services	577,084	(9,254)	567,830
Total revenues	1,270,788	38,344	1,309,132
Gross profit	1,014,379	38,344	1,052,723
Operating expenses
Sales and marketing	808,417	(30,541)	777,876
Operating loss	(254,295)	68,885	(185,410)
Net loss	$(259,103)	$68,885	$(190,218)

Basic and diluted net loss per share	$(1.85)	$0.49	$(1.36)

	Fiscal Year Ended January 31, 2017
(In thousands, except per share amounts)	As Reported	Impact of Adoption	As Adjusted
Revenues
License	$546,925	$(3,415)	$543,510
Maintenance and services	403,030	(2,976)	400,054
Total revenues	949,955	(6,391)	943,564
Gross profit	758,902	(6,391)	752,511
Operating expenses
Sales and marketing	653,524	(14,120)	639,404
Operating loss	(343,831)	7,729	(336,102)
Net loss	$(355,189)	$7,729	$(347,460)

Basic and diluted net loss per share	$(2.65)	$0.06	$(2.59)

Selected Consolidated Balance Sheet Data

	January 31, 2018
(In thousands)	As previously reported	Impact of Adoption	As Adjusted
Assets
Accounts receivable, net	$391,799	$4,614	$396,413
Deferred commissions, current	—	52,451	52,451
Deferred commissions, non-current	—	37,920	37,920
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	77,160	7,471	84,631
Deferred revenue, current	635,253	(145,340)	489,913
Deferred revenue, non-current	269,954	(91,162)	178,792
Accumulated deficit	(1,279,887)	324,016	(955,871)

The adoption of Topic 606 had no impact to cash provided by or used in operating, financing, or investing activities in our consolidated statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
ASU No. 2018-15 (Subtopic 350-40), Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The standard aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license.
		First quarter of fiscal 2021, although early adoption is permitted.	We are currently evaluating whether the adoption of this standard will have a material impact on our consolidated financial statements.
ASU No. 2018-13 (Topic 820), Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
The new standard no longer requires disclosure of the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted-average used to develop significant unobservable inputs for Level 3 fair value measurements.
		First quarter of fiscal 2020, and although early adoption is permitted, we did not early adopt.	We do not expect a material impact on our consolidated financial statements upon adoption.
ASU No. 2016-13 (Topic 326), Financial Instruments - Credit Losses
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
ASU No. 2016-02 (Topic 842), Leases
The new standard supersedes the lease recognition requirements in ASC Topic 840, Leases. The standard requires an entity to recognize right-of-use assets and lease liabilities arising from a lease for operating leases, initially measured at the present value of the lease payments on the consolidated balance sheets. The impact of such leases on the consolidated statements of operations and cash flows will continue to be treated in a similar manner under current GAAP. The standard also requires additional qualitative and quantitative disclosures. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which clarifies the codification or corrects unintended application of the guidance.

First quarter of fiscal 2020, and may be applied retrospectively to each prior period presented or, as amended by ASU No. 2018-11, with the cumulative-effect recognized as of the date of initial application.

We adopted Topic 842 as of February 1, 2019 using the cumulative effect transition method. As is allowed by the new standard, we have elected to account for lease and non-lease components as a single lease component. We have also elected to exclude leases that, at the lease commencement date, have a lease term of 12 months or less from the balance sheet.

In preparation for adoption of the new standard we have updated our accounting policies, systems, processes and internal controls, and have allocated internal and external resources to assist in our implementation efforts. We have substantially completed the review of our existing population of lease contracts and we expect that the adoption of Topic 842 will result in the recognition of right of use assets and a net increase in liabilities of approximately $190 million to $210 million at February 1, 2019. We also expect an impact to our opening accumulated deficit of approximately $7.9 million related to the derecognition of build-to-suit lease assets and liabilities.

(2) Investments and Fair Value Measurements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	January 31,
	2019				2018
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$46,311	$—	$—	$46,311	$341,687	$—	$—	$341,687
U.S. treasury securities	—	980,940	—	980,940	—	619,203	—	619,203
Other	—	—	4,744	4,744	—	—	—	—
Reported as:
Assets:
Cash and cash equivalents				$46,311				$341,687
Investments, current portion				881,220				619,203
Investments, non-current				104,463				—
Total				$1,031,994				$960,890

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

We invested in U.S. treasury securities during the fiscal years ended January 31, 2019 and 2018, which we have classified as available-for-sale securities. The following table presents our available-for-sale investments as of January 31, 2019:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$881,206	$131	$(117)	$881,220
Investments, non-current:
U.S. treasury securities	99,597	134	(11)	99,720
Total available-for-sale investments in U.S. treasury securities	$980,803	$265	$(128)	$980,940

The following table presents our available-for-sale investments as of January 31, 2018:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$620,345	$—	$(1,142)	$619,203
Total available-for-sale investments in U.S. treasury securities	$620,345	$—	$(1,142)	$619,203

The following table represents the fair values and unrealized losses of our available-for-sale investments classified by length of time that the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
January 31, 2019:
U.S. treasury securities	$582,761	$(128)	$—	$—	$582,761	$(128)
January 31, 2018:
U.S. treasury securities	$619,203	$(1,142)	$—	$—	$619,203	$(1,142)

As of January 31, 2019 and 2018, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments are as follows:

(In thousands)	January 31, 2019
Due within one year	$881,220
Due within one to two years	99,720
Total	$980,940

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

Equity Investments

Our equity investments are reported in “Investments, non-current” in our consolidated balance sheets. The following table provides a summary of our equity investments:

	January 31,
(In thousands)	2019	2018
Equity investments without readily determinable fair values	$5,000	$5,000
Equity investments under the equity method of accounting	1,125	375
Total	$6,125	$5,375

(3)  Commitments and Contingencies

Operating Lease Commitments

We lease our office spaces under non-cancelable leases. Rent expense, net of sublease income, for our operating leases was $26.2 million, $16.8 million and $28.1 million during fiscal 2019, 2018 and 2017, respectively. Rent expense includes a decrease of $5.2 million of expense for fiscal 2018, and an increase of $8.6 million of expense for fiscal 2017, in connection with facility exit charge adjustments. Refer to “Facility Exit Costs” below for details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2018, we entered into an office lease at 3060 Olsen Drive for approximately 300,000 square feet located in San Jose, California. This lease is expected to commence in fiscal 2020 for a term of 130 months, subject to the completion of certain pre-occupancy improvements by our landlord. Our total obligation for the base rent will be approximately $162.6 million.

On June 18, 2018, we renewed our office lease at 250 Brannan Street for approximately 100,000 square feet located in San Francisco, California. This lease is expected to commence in the first quarter of fiscal 2020 for a term of 147 months. Our total obligation for the base rent will be approximately $137.6 million.

The following summarizes our operating lease commitments as of January 31, 2019:

	Payments Due by Period
(In thousands)	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments (1)	$465,807	$30,976	$96,321	$84,654	$253,856
_________________________

(1)
We have entered into sublease agreements for portions of our office space and the future rental income of $2.3 million from these agreements has been included as an offset to our future minimum rental payments.

Facility Exit Costs

In fiscal 2017, we relocated certain corporate offices in the San Francisco Bay Area and as a result, some of our leased office spaces are no longer in use. Accordingly, we calculated and recorded a liability at the "cease-use" date. We recorded a facility exit charge of approximately $8.6 million to “General and administrative” expenses associated with the recognition of the liability.

Cease-use liability balances are presented below:

(In thousands)	Carrying amount
Balance as of January 31, 2017	$8,625
Facility exit charge - adjustment (revision of estimated sublease income) (1)	(5,191)
Cash payments, net of deferred rent	(3,114)
Balance as of January 31, 2018	$320
Cash payments, net of deferred rent	(204)
Balance as of January 31, 2019	$116
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

As a result of our involvement during the construction period, whereby we had certain indemnification obligations related to the construction, we were considered, for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. We have recorded project construction costs incurred by the landlord as an asset and a corresponding long-term liability in “Property and equipment, net” and “Other liabilities, non-current,” respectively, in our consolidated balance sheets. We moved into the Premises in February 2016. We have determined that the Lease does not meet the criteria for “sale-leaseback” treatment, due to our continuing involvement in the construction project resulting from our standby letter of credit. Accordingly, the Lease will continue to be accounted for as a financing obligation.

As of January 31, 2019, future payments on the financing lease obligation are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Period (In thousands)	Future Payments
Fiscal 2020	$12,928
Fiscal 2021	13,316
Fiscal 2022	13,715
Fiscal 2023	14,127
Fiscal 2024	7,667
Thereafter	475
Total future minimum lease payments	$62,228

Legal Proceedings

We are subject to certain routine legal and regulatory proceedings, as well as demands and claims that arise in the normal course of our business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position, nor is it possible to provide an estimated amount of any such loss. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future financial position, results of operations or cash flows, or all, in a particular period.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at January 31, 2019. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

	January 31,
(In thousands)	2019	2018
Computer equipment and software	$79,887	$69,457
Furniture and fixtures	18,872	18,090
Leasehold and building improvements (1)	79,064	67,348
Building (2)	82,250	82,250
Property and equipment, gross	260,073	237,145
Less: accumulated depreciation and amortization	(101,797)	(76,265)
Property and equipment, net	$158,276	$160,880
_________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Includes costs related to assets not yet placed into service of $11.3 million and $2.8 million, as of January 31, 2019 and 2018, respectively.

(2)
This relates to the capitalization of construction costs in connection with our financing lease obligation, where we are considered the owner of the asset, for accounting purposes only. There is a corresponding long-term liability for this obligation on our consolidated balance sheets under “Other liabilities, non-current.” Refer to Note 3 “Commitments and Contingencies” for details.

Depreciation and amortization expense on Property and Equipment, net was $27.0 million, $26.1 million and $22.8 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively. Included in depreciation and amortization expense for the fiscal year ended January 31, 2017 is $2.7 million of expense related to the acceleration of depreciation on certain property and equipment due to the “cease-use” of certain operating facility leases.

Geographic information

The following table presents our property and equipment, net depreciation and amortization, by geographic region:

	January 31,
(In thousands)	2019	2018
United States	$147,659	$153,335
International	10,617	7,545
Total property and equipment, net	$158,276	$160,880

Other than the United States, no country represented 10% or more of our total property and equipment as of January 31, 2019 or 2018.

(5)  Acquisitions, Goodwill and Intangible Assets

VictorOps

On June 22, 2018, we acquired 100% of the voting equity interest of VictorOps, Inc. (“VictorOps”), a privately-held Delaware corporation that develops incident management solutions for the IT and DevOps markets. This acquisition has been accounted for as a business combination. The purchase price of $112.3 million, paid in cash of $108.8 million and $3.5 million in fair value of replacement equity awards attributable to pre-acquisition service, was preliminarily allocated as follows: $21.1 million to identified intangible assets, $1.7 million to net assets acquired, with the excess $89.5 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of VictorOps, which are not material, have been included in our consolidated financial statements from the date of purchase. Additionally, we recognized $2.7 million of acquisition-related costs as general and administrative expense in our consolidated statements of operations.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except useful life)	Fair Value	Useful Life (months)
Developed technology	$11,700	84
Customer relationships	9,400	60
Total intangible assets acquired	$21,100

Phantom

On April 6, 2018, we acquired 100% of the voting equity interest of Phantom Cyber Corporation (“Phantom”), a privately-held Delaware corporation that develops solutions for security orchestration, automation and response. This acquisition has been accounted for as a business combination. The purchase price of $303.8 million, paid in cash of $291.5 million and $12.3 million in fair value of replacement equity awards attributable to pre-acquisition service, was preliminarily allocated as follows: $44.1 million to identified intangible assets, $10.5 million to net assets acquired, $3.3 million to net deferred tax liability, with the excess $252.5 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of Phantom, which are not material, have been included in our consolidated financial statements from the date of purchase. Additionally, we recognized $3.3 million of acquisition-related costs as general and administrative expense in our consolidated statements of operations.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (months)
Developed technology	$34,400	84
Customer relationships	9,700	60
Total intangible assets acquired	$44,100

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

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred from integrating these companies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 31,
(In thousands, except per share amounts)	2019	2018
Revenue	$1,811,629	$1,327,999
Net loss	$(284,673)	$(244,636)
Basic and diluted net loss per share	$(1.95)	$(1.75)

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (months)
Developed technology	$8,320	36
Other acquired intangible assets	1,790	24
Total intangible assets acquired	$10,110

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (months)
Developed technology	$11,310	36
Total intangible assets acquired	$11,310

Drastin

On May 15, 2017, we acquired 100% of the voting equity interest of Drastin, Inc. (“Drastin”) privately-held Delaware corporation that develops technology for search-driven analytics on enterprise data. This acquisition has been accounted for as a business combination. The purchase price of $17.3 million, paid in cash, was allocated as follows: $3.8 million to identifiable intangible assets and $0.5 million to net deferred tax liability, with the excess $14.0 million of the purchase price over the fair value of net assets acquired recorded as goodwill. This goodwill is primarily attributable to the value expected from the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

synergies of the combination, including developing a more intuitive search experience for our products, and is not deductible for income tax purposes. The results of operations of the acquired entity, which are not material, have been included in our consolidated financial statements from the date of purchase. Pro forma and historical results of operations of the acquired entity have not been presented as we do not consider the results to have a material effect on any of the periods presented in our consolidated statements of operations.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (months)
Developed technology	$3,500	48
Other acquired intangible assets	300	24
Total intangible assets acquired	$3,800

Goodwill

There were no impairments to goodwill during the fiscal year ended January 31, 2019 or during prior periods.

Goodwill balances are presented below:

	Fiscal Year Ended January 31,
(In thousands)	2019	2018
Beginning balance	$161,382	$124,642
Goodwill acquired	342,006	36,740
Ending balance	$503,388	$161,382

Intangible Assets

Intangible assets subject to amortization realized from acquisitions as of January 31, 2019 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (months)
Developed technology	$132,100	$(57,596)	$74,504	52
Customer relationships	20,910	(4,523)	16,387	52
Other acquired intangible assets	3,270	(2,539)	731	9
Total intangible assets subject to amortization	$156,280	$(64,658)	$91,622

Intangible assets subject to amortization realized from acquisitions as of January 31, 2018 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (months)
Developed technology	$82,500	$(36,156)	$46,344	37
Customer relationships	1,810	(1,784)	26	5
Other acquired intangible assets	3,270	(1,498)	1,772	20
Total intangible assets subject to amortization	$87,580	$(39,438)	$48,142

Amortization expense from acquired intangible assets was $25.2 million, $13.5 million and $11.9 million for the fiscal year ended January 31, 2019, 2018 and 2017, respectively.

The expected future amortization expense for acquired intangible assets as of January 31, 2019 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Period (In thousands)	Expected Amortization Expense
Fiscal 2020	$27,942
Fiscal 2021	23,780
Fiscal 2022	13,701
Fiscal 2023	10,406
Fiscal 2024	7,692
Thereafter	8,101
Total amortization expense	$91,622

(6)  Debt Financing Facilities

On May 9, 2013 we entered into a Loan Agreement with Silicon Valley Bank, which provided us with a revolving line of credit facility. Under the agreement, we could borrow up to $25.0 million with interest accrued either at the prime rate or the LIBOR rate plus 2.75%. We never borrowed under the credit facility and during fiscal 2019 we terminated our Loan Agreement with Silicon Valley Bank.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture. It is our current intent to settle the conversions of principal amount of the Notes in cash and the remaining conversion value, if any, in shares of common stock. If we undergo a fundamental change (as defined in each indenture), holders may require us to repurchase for cash all or any portion of their Notes of the relevant series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the relevant maturity date of a series of Notes or if we deliver a notice of redemption in respect of a series of Notes, we will, in certain circumstances, increase the conversion rate of the relevant series of Notes for a holder who elects to convert its Notes of the applicable series in connection with such corporate event or notice of redemption, as the case may be. During the fiscal year ended January 31, 2019, the conditions allowing holders of the Notes to convert were not met. The Notes were therefore not convertible during the fiscal year ended January 31, 2019 and were classified as long-term debt in our consolidated balance sheets.

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

The net carrying amount of the liability and equity components for each of the Notes as of January 31, 2019 was as follows:

(In thousands)	2023 Notes	2025 Notes
Liability component:
Principal amount	$1,265,000	$862,500
Unamortized discount	(249,860)	(227,164)
Unamortized issuance costs	(9,751)	(6,251)
Net carrying amount	$1,005,389	$629,085

Equity component, net of purchase discounts and issuance costs	$264,129	$234,712

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the interest expense related to the Notes:

(In thousands)	Fiscal Year Ended January 31, 2019
2023 Notes:
Coupon interest expense	$2,266
Amortization of debt discount (conversion option)	17,055
Amortization of debt issuance costs and purchase discounts	666
Total interest expense related to the 2023 Notes	$19,987

2025 Notes:
Coupon interest expense	$3,477
Amortization of debt discount (conversion option)	10,023
Amortization of debt issuance costs and purchase discounts	276
Total interest expense related to the 2025 Notes	$13,776

As of January 31, 2019, the total estimated fair values of the 2023 Notes and the 2025 Notes were approximately $1.36 billion and $930.8 million, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

Capped Calls

In connection with the issuance of the Notes, including the initial purchasers’ exercise of the option to purchase additional Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls are expected to reduce potential dilution to our common stock upon conversion of the Notes and/or offset any cash payments that we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls have an initial strike price of $148.30 per share, subject to certain adjustments, which corresponds to the conversion option strike price in the Notes. The Capped Calls have a cap price equal to $232.62 per share, subject to certain adjustments. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting us, including merger events, tender offers and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The premium paid for the purchase of the Capped Calls in the amount of $274.3 million has been recorded as a reduction to additional paid-in capital and will not be remeasured.

(8)  Stockholders’ Equity

Common Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 1,000,000,000 shares of common stock, $0.001 par value per share. At January 31, 2019 and January 31, 2018, 149,167,298 shares and 142,835,123 shares of common stock were issued and outstanding, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the stock option, RSU and PSU award activity during the fiscal years ended January 31, 2018 and 2019:

		Options Outstanding				RSUs and PSUs Outstanding
	Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
					(in thousands)
Balances as of January 31, 2017	10,401,789	2,057,894	$4.67	3.28	$109,571	13,924,414
Additional shares authorized	6,858,474
Options exercised		(1,428,602)	2.92
Options forfeited and expired	6,172	(6,172)	50.38
RSUs and PSUs granted	(6,638,656)					6,638,656
RSUs and PSUs vested						(5,555,299)
Shares withheld related to net share settlement of RSUs and PSUs	2,039,915
RSUs and PSUs forfeited and canceled	1,991,298					(1,991,298)
Balances as of January 31, 2018	14,658,992	623,120	$8.22	3.68	$52,435	13,016,473
Additional shares authorized	7,141,756
Options granted	(54,343)	54,343	22.71
Options exercised		(267,226)	7.31
Options forfeited and expired	1,198	(1,198)	26.63
RSUs and PSUs granted	(6,416,331)					6,416,331
RSUs and PSUs vested						(5,160,642)
Shares withheld related to net share settlement of RSUs and PSUs	577,309
RSUs and PSUs forfeited and canceled	1,173,555					(1,173,555)
Balances as of January 31, 2019	17,082,136	409,039	$10.69	3.36	$46,693	13,098,607
Vested and expected to vest		408,983	$10.68	3.36	$46,689	12,868,593
Exercisable as of January 31, 2019		378,150	$9.64	2.95	$43,562
_________________________

(1)	The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of January 31, 2019.

During fiscal 2018 and a portion of fiscal 2019, upon each settlement date of our outstanding RSUs to current employees, RSUs were withheld to cover the required withholding tax, which was based on the value of the RSU on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity within our consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs were not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares were returned to the reserves and were available for future issuance under our 2012 Equity Incentive Plan. During fiscal 2019, we also required that employees sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes.

During fiscal 2019 and 2018, we granted 518,147 PSUs and 417,861 PSUs, respectively, to certain executives under our 2012 Equity Incentive Plan, which includes both PSUs awarded but not yet earned, as well as PSUs earned and eligible to vest. The number of PSUs earned and eligible to vest will be determined after a one-year performance period, based on achievement of certain company financial performance measures and the recipient’s continued service with us. The number of shares of our stock to be received based on financial performance measures can range from 0% to 200% of the target amount. Compensation expense for PSUs with financial performance measures is measured using the fair value at the date of grant and recorded over the four-year vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. PSUs granted in fiscal 2019 contain an additional market performance measure that can increase the number of shares earned by up to an additional 50% of the shares received based on the financial performance measure.

As of January 31, 2019, total unrecognized compensation cost related to stock options was $2.5 million, which is expected to be recognized over a weighted-average period of 1.2 years. As of January 31, 2019, total unrecognized compensation cost was $977.2 million related to RSUs, which is expected to be recognized over the next 2.8 years. As of January 31, 2019, total unrecognized compensation cost was $48.8 million related to PSUs, which is expected to be recognized over the next 2.3 years. As of January 31, 2019, total unrecognized compensation cost was $45.1 million related to RSAs, which is expected to be recognized over the next 2.0 years.

The following table summarizes our RSA activity during the fiscal ended January 31, 2019:

Shares
Outstanding as of January 31, 2018	63,353
RSAs granted	824,605
RSAs vested	(63,353)
Outstanding as of January 31, 2019	824,605

The aggregate intrinsic value of options exercised during the fiscal years ended January 31, 2019, 2018 and 2017 was $27.0 million, $93.5 million, and $83.5 million, respectively. The weighted-average grant date fair value of options granted was $83.96 per share for the fiscal year ended January 31, 2019. The weighted-average grant date fair value of RSUs granted was $108.57 per share for the fiscal year ended January 31, 2019. The aggregate intrinsic value of RSUs vested during the fiscal year ended January 31, 2019 was $537.7 million. The weighted-average grant date fair value of PSUs granted was $86.55 per share for the fiscal year ended January 31, 2019. The weighted-average grant date fair value of RSAs granted was $79.07 per share for the fiscal year ended January 31, 2019.

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

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock-based awards, employee stock purchases and restricted stock units was allocated as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 31,
(In thousands)	2019	2018	2017
Cost of revenues	$37,501	$33,605	$30,971
Research and development	137,171	106,690	129,388
Sales and marketing	190,422	159,240	161,164
General and administrative	76,836	58,928	56,518
Total stock-based compensation expense	$441,930	$358,463	$378,041

Valuation Assumptions

PSUs granted in fiscal 2019 contain an additional market performance measure that can increase the number of shares earned. The following table summarizes the assumptions used in the Monte Carlo simulation model to determine the fair value of PSUs granted during the fiscal year ended January 31, 2019:

Fiscal Year Ended January 31,
2019
Expected volatility (1)	39.5%
Risk-free rate	2.5%
Dividend yield	—
Expected term (in years)	4.0
_________________________

(1)	Equal weighting of Splunk historical and implied volatility.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our common shares under the ESPP:

Fiscal Year Ended January 31,
	2019	2018	2017
Expected volatility	33.1 - 53.8%	28.4 - 34.5%	37.4 - 57.6%
Risk-free rate	2.1 - 2.7%	1.1 - 1.7%	0.3 - 0.9%
Dividend yield	—	—	—
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0

(10)  Revenues, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Fiscal Year Ended January 31,
(In thousands)	2019	2018*	2017*
Revenues
License	$1,030,277	$741,302	$543,510
Maintenance, professional services and training	601,533	475,330	352,220
Cloud services	171,200	92,500	47,834
Total revenues	$1,803,010	$1,309,132	$943,564

*
Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 31,
(In thousands)	2019	2018*	2017*
United States	$1,274,361	$931,281	$691,130
International	528,649	377,851	252,434
Total revenues	$1,803,010	$1,309,132	$943,564

*
Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. One channel partner represented 32% and a second channel partner represented 18% of total revenues during fiscal 2019. One channel partner represented 31% and a second channel partner represented 17% of total revenues during fiscal 2018. One channel partner represented 31% and a second channel partner represented 17% of total revenues during fiscal 2017. The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than10% of total revenues during fiscal 2019, 2018 or 2017.

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2018 were $452.4 million during the fiscal year ended January 31, 2019.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $1.26 billion as of January 31, 2019, of which we expect to recognize approximately 88% as revenue over the next 24 months and the remainder thereafter.

(11)  Income Taxes

Income (loss) before income tax expense consists of the following:

	Fiscal Year Ended January 31,
	2019	2018	2017
(In thousands)		*As Adjusted	*As Adjusted
United States	$(289,896)	$(207,607)	$(354,776)
International	26,705	18,746	12,823
Total	$(263,191)	$(188,861)	$(341,953)

*
Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

Income tax expense (benefit) consists of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 31,
	2019	2018	2017
(In thousands)		*As Adjusted	*As Adjusted
Current tax provision:
Federal	$7,532	$—	$—
State	422	301	274
Foreign	8,496	5,878	5,559
Total current tax provision	16,450	6,179	5,833
Deferred tax provision:
Federal	(3,313)	(2,825)	165
State	—	(362)	15
Foreign	(751)	(1,635)	(506)
Total deferred tax provision	(4,064)	(4,822)	(326)
Total tax provision (benefit)	$12,386	$1,357	$5,507

*
Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted into law, making significant changes to how the U.S. imposes income tax on multinational corporations. We were required to recognize the effect of the Act in the period of enactment. Subsequent to the enactment of the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend more than one year beyond the enactment date, with further clarifications made recently with the issuance of ASU 2018-05. In accordance with SAB 118, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of January 31, 2018. We have completed our accounting for the income tax effects of the Act during the fourth quarter in the fiscal year ended January 31, 2019. No significant adjustments to the provisional amounts were made.

The Global Intangible Low-Taxed Income (“GILTI”) provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for any potential GILTI tax in the period in which it is incurred.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which includes a revision of the accounting for the income tax consequences of intra-entity transfers of assets other than inventory to reduce the complexity in accounting standards. We adopted this new standard as of February 1, 2018 with an immaterial amount of cumulative effect adjustment recorded to our accumulated deficit as of February 1, 2018. As this standard was adopted on a prospective basis as of February 1, 2018, the adoption of this standard did not impact our previously reported financial statements for periods ended on or prior to January 31, 2018.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 31,
	2019	2018	2017
(In thousands)		*As Adjusted	*As Adjusted
Expected provision (benefit) at U.S. federal statutory rate	$(55,270)	$(39,661)	$(116,264)
State income taxes - net of federal benefit	(8,904)	(6,454)	(10,472)
Stock-based compensation	(26,554)	(18,893)	21,772
Research and development tax credits	(32,819)	(18,463)	(13,496)
Change in valuation allowance	122,614	(104,672)	121,353
Non-deductible expenses	4,767	2,145	2,694
Release of valuation allowance due to acquisitions	(3,313)	(3,187)	—
Impact of the Act	—	190,920	—
Base erosion anti-abuse tax	7,532	—	—
Non-U.S. tax rate differential	4,333	(378)	(80)
Total tax provision (benefit)	$12,386	$1,357	$5,507

*
Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

Deferred tax assets and liabilities consist of the following:

	Fiscal Year Ended January 31,
	2019	2018
(In thousands)		*As Adjusted
Deferred tax assets:
Net operating loss carryforwards	$472,153	$401,339
Accrued liabilities	13,622	16,546
Tax credit carryforwards	108,769	71,373
Stock-based compensation	34,319	22,411
Deferred revenue	21,549	—
Valuation allowance	(481,279)	(468,997)
Total deferred tax assets	169,133	42,672
Deferred tax liabilities:
Depreciation and amortization	(15,965)	(4,539)
Deferred revenue	—	(12,819)
Deferred commissions	(35,125)	(22,210)
Convertible senior notes	(116,023)	—
Total deferred tax liabilities	(167,113)	(39,568)
Net deferred taxes	2,020	3,104
Recorded as:
Non-current deferred tax assets	483,299	472,101
Non-current valuation allowance	(481,279)	(468,997)
Net deferred tax assets	$2,020	$3,104

*
Prior-period information has been adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on February 1, 2018. Refer to Note 1 for further details.

Net operating loss and tax credit carryforwards as of January 31, 2019 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Amount	Expiration years
Net operating loss, federal (generated in taxable years ended after December 31, 2017)	$449,578	No expiration
Net operating loss, federal (generated in taxable years ended before December 31, 2017)	1,440,097	2025 - 2038
Net operating loss, state	1,262,961	2019 - 2038
Tax credit, federal	83,416	2026 - 2038
Tax credit, state	68,922	No expiration

ASC Topic 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that we assess that realization is more likely than not. Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Due to our history of U.S. operating losses, we believe the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net U.S. deferred tax assets. The valuation allowance totaled $481.3 million and $469.0 million for fiscal 2019 and 2018, respectively.

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

We have not provided U.S. income taxes for the unremitted earnings of foreign subsidiaries because such earnings are intended to be reinvested in the foreign jurisdictions. As a result of the Act, we have accumulated deficits such that no transition tax was due upon newly enacted IRC 965.

As of January 31, 2019, our unrecognized tax benefits were $32.9 million, of which $0.4 million would, if recognized, impact our effective tax rate. The remainder will not, if recognized, affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets.

Unrecognized tax benefit balances are presented below:

	Fiscal Year Ended January 31,
(In thousands)	2019	2018	2017
Balance at beginning of year	$31,802	$16,755	$12,493
Increase related to prior year tax positions	—	6,355	—
Decrease related to prior year tax positions	(6,035)	—	—
Increase related to current year tax positions	7,138	8,692	4,262
Balance at end of year	$32,905	$31,802	$16,755

We are required to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.

We are subject to income taxes in United States federal and various state and local jurisdictions. Generally, we are no longer subject to United States federal, state and local tax examinations for tax years ended before January 31, 2015. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

The potential unrecognized tax benefits during the next 12 months is not expected to be material.

We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of both January 31, 2019 and 2018, we had accrued $0.1 million in interest and penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)  Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible senior notes, preferred stock, stock options, RSUs, PSUs and RSAs, to the extent dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share:

	Fiscal Year Ended January 31,
(In thousands, except per share amounts)	2019	2018*	2017*
Numerator:
Net loss	$(275,577)	$(190,218)	$(347,460)
Denominator:
Weighted-average common shares outstanding	145,737	139,921	134,357
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(30)	(55)	(447)
Weighted-average shares used to compute net loss per share, basic and diluted	145,707	139,866	133,910
Net loss per share, basic and diluted	$(1.89)	$(1.36)	$(2.59)

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

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Fiscal Year Ended January 31,
(In thousands)	2019	2018	2017
Shares subject to outstanding common stock options	409	623	2,058
Shares subject to outstanding RSUs, PSUs and RSAs	13,923	13,080	14,002
Employee stock purchase plan	554	543	669
Total	14,886	14,246	16,729

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2019.

The effectiveness of our internal control over financial reporting as of January 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K (the “Proxy Statement”).

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

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the sections entitled “Audit Committee Matters – Fees Paid to the Independent Registered Public Accounting Firm” and “Audit Committee Matters – Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement.

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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT

INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 13, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on March 25, 2019).

4.1	Specimen common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-1 filed on April 6, 2012).

4.2
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

4.5
Form of Global Note, representing Splunk Inc.’s 1.125% Convertible Senior Notes due 2025 (incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K filed on September 21, 2018).

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

10.7
First Amendment to Office Lease, dated as of March 1, 2018, between 270 Brannan Street, LLC and the Registrant (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 8, 2018).

10.8
Office Lease, dated as of August 24, 2015, between FRIT San Jose Town and Country Village, LLC and the Registrant (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2015).

10.9
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

10.13#
Employment Offer Letter between the Registrant and Susan St. Ledger, dated as of March 3, 2016 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 9, 2016).

10.14#
Promotion Letter between the Registrant and Susan St. Ledger, dated as of October 3, 2017 (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on December 6, 2017).

10.15#
Transition Plan and Release Agreement between the Registrant and Richard Campione, dated as of January 8, 2018 (incorporated by reference to Exhibit 10.20 filed with the Registrant’s Annual Report on Form 10-K filed on March 30, 2018).

10.16#
Amended and Restated Employment Offer Letter between the Registrant and Tim Tully, dated as of April 25, 2018 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 8, 2018).

10.17#
Amended and Restated Employment Offer Letter between the Registrant and Scott Morgan, dated as of October 30, 2018 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed December 7, 2018).

10.18#	Transition Services Agreement between the Registrant and David F. Conte, dated as of November 30, 2018.

10.19#	Executive Bonus Plan (incorporated by reference to Exhibit 10.15 filed with the Registrant’s Registration Statement on Form S-1 filed on April 6, 2012).

10.20#	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.21#	Form of Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.22#	Form of Subscription Agreement under the 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.23#
Form of Performance Unit Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 9, 2015).

10.24	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on September 21, 2018).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.RE	XBRL Taxonomy Presentation Linkbase Document

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2019.

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

Signature	Title	Date

/s/ Douglas S. Merritt	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2019
Douglas S. Merritt

/s/ David F. Conte	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2019
David F. Conte

/s/ Graham V. Smith	Chairman and Director	March 27, 2019
Graham V. Smith

/s/ Sara J. Baack	Director	March 27, 2019
Sara J. Baack

/s/ Mark T. Carges	Director	March 27, 2019
Mark T. Carges

/s/ John G. Connors	Director	March 27, 2019
John G. Connors

/s/ Patricia B. Morrison	Director	March 27, 2019
Patricia B. Morrison

/s/ Thomas M. Neustaetter	Director	March 27, 2019
Thomas M. Neustaetter

/s/ Stephen G. Newberry	Director	March 27, 2019
Stephen G. Newberry

/s/ Elisa A. Steele	Director	March 27, 2019
Elisa A. Steele

/s/ Godfrey R. Sullivan	Director	March 27, 2019
Godfrey R. Sullivan

/s/ Sri Viswanath	Director	March 27, 2019
Sri Viswanath