Form 10-Q
period 2019-04-30
SPLUNK INC
filed 2019-06-06
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019

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
(Zip Code)

(415) 848-8400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SPLK	The NASDAQ Global Select Market

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

There were 150,171,710 shares of the Registrant’s Common Stock issued and outstanding as of May 30, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	April 30, 2019	January 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,835,229	$1,876,165
Investments, current	840,215	881,220
Accounts receivable, net	285,300	469,658
Prepaid expenses and other current assets	79,102	73,197
Deferred commissions, current	74,976	78,223
Total current assets	3,114,822	3,378,463
Investments, non-current	146,159	110,588
Operating lease right-of-use assets	201,675	—
Property and equipment, net	89,615	158,276
Intangible assets, net	84,497	91,622
Goodwill	503,388	503,388
Deferred commissions, non-current	61,433	64,766
Other assets	205,155	193,140
Total assets	$4,406,744	$4,500,243
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,407	$20,418
Accrued compensation	163,284	226,061
Accrued expenses and other liabilities	155,145	125,641
Deferred revenue, current	631,732	673,018
Total current liabilities	973,568	1,045,138
Convertible senior notes, net	1,653,479	1,634,474
Operating lease liabilities	179,227	—
Deferred revenue, non-current	173,999	204,929
Other liabilities, non-current	445	95,245
Total non-current liabilities	2,007,150	1,934,648
Total liabilities	2,980,718	2,979,786
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 150,170,702 shares issued and outstanding at April 30, 2019, and 149,167,298 shares issued and outstanding at January 31, 2019	150	149
Accumulated other comprehensive loss	(3,165)	(2,506)
Additional paid-in capital	2,809,273	2,754,858
Accumulated deficit	(1,380,232)	(1,232,044)
Total stockholders’ equity	1,426,026	1,520,457
Total liabilities and stockholders’ equity	$4,406,744	$4,500,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,
(In thousands, except per share amounts)	2019	2018
Revenues
License	$202,862	$138,975
Maintenance and services	221,988	172,664
Total revenues	424,850	311,639
Cost of revenues (1)
License	5,682	5,124
Maintenance and services	90,141	72,846
Total cost of revenues	95,823	77,970
Gross profit	329,027	233,669
Operating expenses (1)
Research and development	129,290	86,357
Sales and marketing	278,961	218,036
General and administrative	65,762	50,742
Total operating expenses	474,013	355,135
Operating loss	(144,986)	(121,466)
Interest and other income (expense), net
Interest income	16,346	3,187
Interest expense	(23,017)	(2,073)
Other income (expense), net	(539)	(135)
Total interest and other income (expense), net	(7,210)	979
Loss before income taxes	(152,196)	(120,487)
Income tax provision (benefit)	3,233	(1,988)
Net loss	$(155,429)	$(118,499)

Basic and diluted net loss per share	$(1.04)	$(0.83)

Weighted-average shares used in computing basic and diluted net loss per share	149,060	143,548

_________________________

(1)	Amounts include stock-based compensation expense, as follows:

Cost of revenues	$10,825	$8,804
Research and development	41,268	26,416
Sales and marketing	50,268	43,047
General and administrative	20,702	16,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended April 30,
(In thousands)	2019	2018
Net loss	$(155,429)	$(118,499)
Other comprehensive loss
Net unrealized gain (loss) on investments (net of tax)	332	192
Foreign currency translation adjustments	(991)	(1,886)
Total other comprehensive loss	(659)	(1,694)
Comprehensive loss	$(156,088)	$(120,193)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended April 30,
(In thousands)	2019	2018
Common stock
Balance, beginning of period	$149	$143
Vesting of restricted stock units	1	1
Balance, end of period	$150	$144
Additional paid-in capital
Balance, beginning of period	$2,754,858	$2,086,893
Stock-based compensation	123,063	94,621
Issuance of common stock upon exercise of options	359	1,112
Fair value of replacement equity awards attributable to pre-acquisition service	—	12,274
Taxes paid related to net share settlement of equity awards	(69,007)	—
Balance, end of period	$2,809,273	$2,194,900
Accumulated other comprehensive loss
Balance, beginning of period	$(2,506)	$156
Unrealized gain from investments	332	192
Net change in cumulative translation adjustments	(991)	(1,886)
Balance, end of period	$(3,165)	$(1,538)
Accumulated deficit
Balance, beginning of period	$(1,232,044)	$(955,871)
Cumulative-effect adjustment from adoption of ASU 2016-02	7,241	—
Cumulative-effect adjustment from adoption of ASU 2016-16	—	(596)
Net loss	(155,429)	(118,499)
Balance, end of period	$(1,380,232)	$(1,074,966)

Total stockholders’ equity	$1,426,026	$1,118,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended April 30,
(In thousands)	2019	2018
Cash flows from operating activities
Net loss	$(155,429)	$(118,499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,415	11,416
Amortization of deferred commissions	30,032	15,788
Amortization of investment premiums (accretion of discounts)	(2,859)	(176)
Amortization of debt discount and issuance costs	19,005	—
Stock-based compensation	123,063	94,621
Deferred income taxes	(20)	(239)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	184,358	195,576
Prepaid expenses and other assets	(17,900)	(23,299)
Deferred commissions	(23,452)	(14,716)
Accounts payable	2,925	(1,078)
Accrued compensation	(62,777)	(44,435)
Accrued expenses and other liabilities	(3,116)	(14,340)
Deferred revenue	(72,216)	(24,132)
Net cash provided by operating activities	35,029	76,487
Cash flows from investing activities
Purchases of investments	(289,425)	(22,875)
Maturities of investments	298,425	174,125
Acquisitions, net of cash acquired	—	(284,170)
Purchases of property and equipment	(14,900)	(2,296)
Other investment activities	(375)	(4,375)
Net cash used in investing activities	(6,275)	(139,591)
Cash flows from financing activities
Proceeds from the exercise of stock options	360	1,113
Taxes paid related to net share settlement of equity awards	(69,007)	(779)
Repayment of financing lease obligation	—	(589)
Net cash used in financing activities	(68,647)	(255)
Effect of exchange rate changes on cash and cash equivalents	(1,043)	(762)
Net decrease in cash and cash equivalents	(40,936)	(64,121)
Cash and cash equivalents at beginning of period	1,876,165	545,947
Cash and cash equivalents at end of period	$1,835,229	$481,826

Supplemental disclosures
Cash paid for income taxes	$8,316	$2,139
Cash paid for interest	7,747	2,069
Non-cash investing activities
Decrease in accrued purchases of property and equipment	(853)	(791)

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

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ending January 31, 2020.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of January 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC on March 27, 2019.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal 2020.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. “Interest income” and “Interest expense” have been reclassified from “Interest income (expense), net” on the condensed consolidated statements of operations. These reclassifications had no impact on the previously reported net loss or accumulated deficit.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods covered by the financial statements and accompanying notes. In particular, we make estimates with respect to the stand-alone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, uncollectible accounts receivable, the assessment of the useful life and recoverability of long-lived assets (property and equipment, goodwill and identified intangibles), the period of benefit for deferred commissions, stock-based compensation expense, the fair value of assets acquired and liabilities assumed for business combinations, income taxes, the discount rate used for operating leases, and contingencies. Actual results could differ from those estimates.

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

Leases

We determine if an arrangement contains a lease and the classification of that lease, if applicable, at the inception of a contract. We primarily lease our facilities under operating leases. Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. We calculate the operating lease right-of-use assets based on the corresponding lease liability adjusted for (i) payments made at or before the commencement date, (ii) initial direct costs we incur and (iii) tenant incentives under the lease. We do not account for renewals or early terminations unless we are reasonably certain to exercise these options at commencement. Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for our operating leases. We do not record leases with terms of 12 months or less on our condensed consolidated balance sheets.

As the implicit rate for our operating leases is generally not determinable, we use our incremental borrowing rate as our discount rate at the lease commencement date to determine the present value of lease payments. We determine the discount rate of our leases by considering various factors, such as our credit rating, interest rates of similar debt instruments of entities with comparable credit ratings, the lease term and the currency in which the lease is denominated. Our discount rate was determined using a portfolio approach.

Our operating lease assets are included in “Operating lease right-of-use assets” and the current and non-current portions of our operating lease liabilities are included in “Accrued expenses and other liabilities” and “Operating lease liabilities,” respectively, on our condensed consolidated balance sheets. As of April 30, 2019, we had no finance leases. Refer to Note 4 “Leases” for details.

Recently Adopted Accounting Standards

Standard	Description	Effective Date	Effect on the Condensed Consolidated Financial Statements (or Other Significant Matters)
Accounting Standards Updated (“ASU”) No. 2018-13 (Topic 820), Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
The new standard no longer requires disclosure of the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted-average used to develop significant unobservable inputs for Level 3 fair value measurements.
		We adopted this new standard as of February 1, 2019.	The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
ASU No. 2016-02 (Topic 842), Leases
The new standard supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840, Leases. The standard requires an entity to recognize right-of-use assets and lease liabilities arising from a lease for operating leases, initially measured at the present value of the lease payments on the condensed consolidated balance sheets. The impact of such leases on the condensed consolidated statements of operations and cash flows will continue to be treated in a similar manner under current GAAP. The standard also requires additional qualitative and quantitative disclosures. In July 2018, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, was issued which clarifies the codification or corrects unintended application of the guidance.

We adopted this new standard as of February 1, 2019, using the cumulative-effect transition method recognized as of the date of initial application, as amended by ASU No. 2018-11. Under this method, we are not required to restate or disclose the effects of applying Topic 842 for comparative periods.

As the result of our adoption, we recognized Operating lease right-of-use assets of $199.8 million and current and non-current Operating lease liabilities of $211.9 million on our condensed consolidated balance sheets at February 1, 2019. Additionally, we recorded a decrease to our opening accumulated deficit of approximately $7.2 million related to the derecognition of build-to-suit lease assets and liabilities.

We have updated our accounting policies, systems, processes and internal controls, and have allocated internal and external resources to assist us during our implementation efforts.

We applied the following practical expedients as permitted under Topic 842: (i) we elected to account for lease and non-lease components as a single lease component, and (ii) we elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward (1) our historical lease classification, (2) our assessment on whether a contract was or contains a lease, and (3) our initial direct costs for leases that existed prior to January 31, 2019.

Recently Issued Accounting Pronouncements

Standard	Description	Effective Date	Effect on the Condensed Consolidated Financial Statements (or Other Significant Matters)
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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	April 30, 2019				January 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$56,371	$—	$—	$56,371	$46,311	$—	$—	$46,311
U.S. treasury securities	—	817,828	—	817,828	—	980,940	—	980,940
Commercial paper	—	169,294	—	169,294	—	—	—	—
Other	—	—	4,744	4,744	—	—	4,744	4,744
Reported as:
Assets:
Cash and cash equivalents				$68,363				$46,311
Investments, current				840,215				881,220
Investments, non-current				139,659				104,463
Total				$1,048,237				$1,031,994

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

We invest in U.S. treasury securities and commercial paper, which we have classified as available-for-sale investments. The following table presents our available-for-sale investments as of April 30, 2019:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$11,994	$—	$(2)	$11,992
Investments, current:
U.S. treasury securities	795,557	403	(34)	795,926
Commercial paper	44,298	5	(14)	44,289
Investments, non-current:
U.S. treasury securities	9,876	34	—	9,910
Commercial paper	124,931	101	(27)	125,005
Total available-for-sale investments	$986,656	$543	$(77)	$987,122

The following table presents our available-for-sale investments as of January 31, 2019:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$881,206	$131	$(117)	$881,220
Investments, non-current:
U.S. treasury securities	99,597	134	(11)	99,720
Total available-for-sale investments	$980,803	$265	$(128)	$980,940

The following table presents the fair values and unrealized losses of our available-for-sale investments, classified by length of time that the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
April 30, 2019
U.S. treasury securities	$295,430	$(36)	$—	$—	$295,430	$(36)
Commercial paper	72,688	(41)	—	—	72,688	(41)
January 31, 2019
U.S. treasury securities	$582,761	$(128)	$—	$—	$582,761	$(128)

As of April 30, 2019 and January 31, 2019, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments are as follows:

(In thousands)	April 30, 2019
Due within one year	$852,207
Due within one to two years	134,915
Total	$987,122

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

Equity Investments

Our equity investments are reported in “Investments, non-current” on our condensed consolidated balance sheets. The following table provides a summary of our equity investments:

(In thousands)	April 30, 2019	January 31, 2019
Equity investments without readily determinable fair values	$5,000	$5,000
Equity investments under the equity method of accounting	1,500	1,125
Total	$6,500	$6,125

(3)    Commitments and Contingencies

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts as of April 30, 2019. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)    Leases

We have operating leases for office space and data centers. We use the office space for our business operations, sales, support and product development.

Operating lease costs were $11.3 million, excluding short-term leases and sublease income, which were immaterial, during the three months ended April 30, 2019. Total lease expenses recognized prior to our adoption of Topic 842 was $6.1 million during the three months ended April 30, 2018.

Our lease term and the discount rate related to our operating lease right-of-use assets and related lease liabilities are as follows:

April 30, 2019
Weighted-average remaining lease term (in years)	7.41
Weighted-average discount rate	5.98%

As of April 30, 2019, the maturity of lease liabilities under our non-cancelable operating leases were as follows:

Fiscal Period (In thousands)	Future Payments (1)
Remaining fiscal 2020	$29,726
Fiscal 2021	42,687
Fiscal 2022	41,719
Fiscal 2023	36,620
Fiscal 2024	26,104
Thereafter	95,714
Total lease payments	272,570
Less imputed interest	(54,203)
Total current and non-current operating lease liabilities (2)	$218,367
_________________________

(1)	Amounts based on Topic 842, Leases, which superseded Topic 840, which we adopted on February 1, 2019.

(2)	The current portion of our operating lease liabilities is included in “Accrued expenses and other liabilities” on our condensed consolidated balance sheets.

As of April 30, 2019, we have entered into leases, primarily for office space that have not yet commenced, with future lease payments of $246.2 million that are not reflected in the above. These leases will commence between fiscal 2020 to 2021 with non-cancelable lease terms of 11 to 12 years.

Prior to our adoption of Topic 842, we entered into a lease which was accounted for under build-to-suit lease accounting. As of January 31, 2019, $76.2 million of our build-to-suit lease asset was included in “Property and equipment, net” and the related $83.4 million financing lease obligation was included in “Other liabilities, non-current” on our condensed consolidated balance sheets. Upon the adoption of Topic 842, we derecognized our build-to-suit asset and related liabilities and recorded the difference of $7.2 million as a decrease to accumulated deficit at February 1, 2019. Under Topic 842, this lease was classified as an operating lease and was included within the operating lease right-of-use assets and liabilities on our condensed consolidated balance sheets as of April 30, 2019.

As of January 31, 2019, future minimum rental payments under our non-cancelable operating leases obligation were as follows:

Fiscal Period (In thousands)	Future Payments (1)
Fiscal 2020	$30,976
Fiscal 2021	48,195
Fiscal 2022	48,126
Fiscal 2023	44,018
Fiscal 2024	40,636
Thereafter	253,856
Total future minimum lease payments (2)	$465,807
_________________________

(1)	Amounts based on Topic 840, Leases, which was superseded by Topic 842, which we adopted on February 1, 2019.

(2)
We entered into sublease agreements for portions of our office space and the future rental income of $2.3 million from these agreements have been included as an offset to our future minimum rental payments.

Supplemental Disclosures

Three Months Ended
(In thousands)	April 30, 2019
Cash paid for operating lease liabilities	$9,751
Operating lease liabilities arising from obtaining right-of-use assets	9,916

(5)    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

(In thousands)	April 30, 2019	January 31, 2019
Computer equipment and software	$83,865	$79,887
Furniture and fixtures	19,417	18,872
Leasehold and building improvements (1)	88,258	79,064
Building (2)	—	82,250
Property and equipment, gross	191,540	260,073
Less: accumulated depreciation and amortization	(101,925)	(101,797)
Property and equipment, net	$89,615	$158,276

_________________________

(1)	Includes costs related to assets not yet placed into service of $20.1 million and $11.3 million, as of April 30, 2019 and January 31, 2019, respectively.

(2)
This relates to the capitalization of construction costs under ASC Topic 840, Leases, in connection with our financing lease obligation, where we were considered the owner of the asset, for accounting purposes only, during the period ended January 31, 2019. The corresponding long-term liability for this obligation is included in our condensed consolidated balance sheets under “Other liabilities, non-current.” As part of our adoption of Topic 842, we derecognized the assets and liabilities related to the financing lease obligation at February 1, 2019. Refer to Note 4 “Leases” for details.

Depreciation and amortization expense on Property and equipment, net was $6.3 million and $6.7 million for the three months ended April 30, 2019 and 2018, respectively.

Geographic Information

The following table presents our property and equipment, net of depreciation and amortization, by geographic region:

(In thousands)	April 30, 2019	January 31, 2019
United States	$76,078	$147,659
International	13,537	10,617
Total property and equipment, net	$89,615	$158,276

Other than the United States, no other country represented 10% or more of our total property and equipment as of April 30, 2019 or January 31, 2019.

(6)    Acquisitions, Goodwill and Intangible Assets

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

Goodwill

There were no impairments to goodwill during the three months ended April 30, 2019 or during prior periods.

Intangible Assets

Intangible assets subject to amortization realized from acquisitions as of April 30, 2019 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (months)
Developed technology	$132,100	$(63,518)	$68,582	51
Customer relationships	20,910	(5,478)	15,432	49
Other acquired intangible assets	3,270	(2,787)	483	6
Total intangible assets subject to amortization	$156,280	$(71,783)	$84,497

Intangible assets subject to amortization realized from acquisitions as of January 31, 2019 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (months)
Developed technology	$132,100	$(57,596)	$74,504	52
Customer relationships	20,910	(4,523)	16,387	52
Other acquired intangible assets	3,270	(2,539)	731	9
Total intangible assets subject to amortization	$156,280	$(64,658)	$91,622

Amortization expense from acquired intangible assets was $7.1 million and $4.7 million for the three months ended April 30, 2019 and 2018, respectively.

The expected future amortization expense for acquired intangible assets as of April 30, 2019 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Remaining fiscal 2020	$20,817
Fiscal 2021	23,780
Fiscal 2022	13,701
Fiscal 2023	10,406
Fiscal 2024	7,692
Thereafter	8,101
Total amortization expense	$84,497

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

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture. It is our current intent to settle the conversions of principal amount of the Notes in cash and the remaining conversion value, if any, in shares of common stock. If we undergo a fundamental change (as defined in each indenture), holders may require us to repurchase for cash all or any portion of their Notes of the relevant series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the relevant maturity date of a series of Notes or if we deliver a notice of redemption in respect of a series of Notes, we will, in certain circumstances, increase the conversion rate of the relevant series of Notes for a holder who elects to convert its Notes of the applicable series in connection with such corporate event or notice of redemption, as the case may be. During the three months ended April 30, 2019, the conditions allowing holders of the Notes to convert were not met. The Notes were therefore not convertible during the three months ended April 30, 2019 and were classified as long-term debt on our condensed consolidated balance sheets.

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

The net carrying amount of the liability and equity components for each of the Notes as of April 30, 2019 was as follows:

(In thousands)	2023 Notes	2025 Notes
Liability component:
Principal amount	$1,265,000	$862,500
Unamortized discount	(238,264)	(220,393)
Unamortized issuance costs	(9,299)	(6,065)
Net carrying amount	$1,017,437	$636,042

Equity component, net of purchase discounts and issuance costs	$264,129	$234,712

The following table sets forth the interest expense related to the Notes:

Three Months Ended
(In thousands)	April 30, 2019
2023 Notes:
Coupon interest expense	$1,581
Amortization of debt discount (conversion option)	11,595
Amortization of debt issuance costs and purchase discounts	453
Total interest expense related to the 2023 Notes	$13,629

2025 Notes:
Coupon interest expense	$2,426
Amortization of debt discount (conversion option)	6,771
Amortization of debt issuance costs and purchase discounts	186
Total interest expense related to the 2025 Notes	$9,383

As of April 30, 2019, the total estimated fair values of the 2023 Notes and the 2025 Notes were approximately $1.44 billion and $1.00 billion, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

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

(8)    Stock Compensation Plans

The following table summarizes the stock option, RSU and PSU award activity during the three months ended April 30, 2019:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
				(in years)	(in thousands)
Balances as of January 31, 2019	17,082,136	409,039	$10.69	3.36	$46,693	13,098,607
Additional shares authorized	7,458,364
Options exercised		(52,844)	6.80
Options forfeited and expired	3,544	(3,544)	20.68
RSUs and PSUs granted	(1,433,124)					1,433,124
RSUs and PSUs vested						(1,502,079)
Shares withheld related to net share settlement of RSUs and PSUs	551,519					—
RSUs and PSUs forfeited and canceled	472,098					(472,098)
Balances as of April 30, 2019	24,134,537	352,651	$11.17	3.09	$44,741	12,557,554
Vested and expected to vest		352,636	$11.17	3.09	$44,740	12,350,420
Exercisable as of April 30, 2019		334,768	$10.42	2.80	$42,722
 _________________________

(1)	The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of April 30, 2019.

Beginning in fiscal 2016, we have granted PSUs to certain executives under our 2012 Equity Incentive Plan, which includes both PSUs awarded but not yet earned, as well as PSUs earned and eligible to vest. The number of PSUs earned and eligible to vest will be determined after a one-year performance period, based on achievement of certain company financial performance measures and the recipient’s continued service with us. The number of shares of our stock to be received based on financial performance measures can range from 0% to 200% of the target amount. Compensation expense for PSUs with financial performance measures is measured using the fair value at the date of grant and recorded over the four-year vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. Additionally, beginning in fiscal 2019, our PSUs granted contain an additional market performance measure that can increase the number of shares earned by up to an additional 50% of the shares received based on the financial performance measure.

As of April 30, 2019, total unrecognized compensation cost related to stock options was $1.4 million, which is expected to be recognized over a weighted-average period of 1.0 years. As of April 30, 2019, total unrecognized compensation cost was $967.4 million related to RSUs, which is expected to be recognized over the next 2.8 years. As of April 30, 2019, total unrecognized compensation cost was $89.7 million related to PSUs, which is expected to be recognized over the next 2.7 years.

The weighted-average grant date fair value of RSUs granted was $130.97 per share during the three months ended April 30, 2019. The weighted-average grant date fair value of PSUs granted was $137.69 per share during the three months ended April 30, 2019.

The following table summarizes our RSA activity during the three months ended April 30, 2019:

Shares
Outstanding as of January 31, 2019	824,605
RSAs vested	(254,405)
Outstanding as of April 30, 2019	570,200

As of April 30, 2019, total unrecognized compensation cost related to RSAs was $39.0 million, which is expected to be recognized over the next 1.7 years.

(9)    Revenues, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Three Months Ended April 30,
(In thousands)	2019	2018
Revenues
License	$202,862	$138,975
Maintenance, professional services and training	159,933	139,118
Cloud services	62,055	33,546
Total revenues	$424,850	$311,639

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

	Three Months Ended April 30,
(In thousands)	2019	2018
United States	$312,356	$227,442
International	112,494	84,197
Total revenues	$424,850	$311,639

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. One channel partner represented 32% and 29% of total revenues for the three months ended April 30, 2019 and 2018, respectively. A second channel partner represented 19% and 15% of total revenues during the three months ended April 30, 2019 and 2018, respectively. The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three months ended April 30, 2019 or 2018.

As of April 30, 2019, one channel partner represented 23% and a second channel partner represented 12% of total current and non-current accounts receivable. As of January 31, 2019, one channel partner represented 29% and a second channel partner represented 10% of total current and non-current accounts receivable.

Total current and non-current accounts receivable, net of allowance for doubtful accounts, was $454.5 million and $625.1 million as of April 30, 2019 and January 31, 2019, respectively.

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2019 and 2018 were $221.9 million and $147.6 million during the three months ended April 30, 2019 and 2018, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $1.20 billion as of April 30, 2019, of which we expect to recognize approximately 89% as revenue over the next 24 months and the remainder thereafter.

(10)    Income Taxes

For the three months ended April 30, 2019 and 2018, we recorded an income tax expense of $3.2 million and an income tax benefit of $2.0 million, respectively. The increase in income tax expense was primarily due to the absence of the partial release of the valuation allowance as a result of a prior year acquisition, an increase in taxable income from our international jurisdictions and an increase in federal tax expense as a result of the Base Erosion Anti-Abuse Tax.

During the three months ended April 30, 2019, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended April 30,
(In thousands, except per share amounts)	2019	2018
Numerator:
Net loss	$(155,429)	$(118,499)
Denominator:
Weighted-average common shares outstanding	149,736	143,609
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(676)	(61)
Weighted-average shares used to compute net loss per share, basic and diluted	149,060	143,548

Net loss per share, basic and diluted	$(1.04)	$(0.83)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of April 30,
(In thousands)	2019	2018
Shares subject to outstanding common stock options	353	493
Shares subject to outstanding RSUs, PSUs and RSAs	13,128	13,870
Employee stock purchase plan	720	602
Total	14,201	14,965

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “predict,” “intend,” “may,” “might,” “plan,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our business and our market opportunity, our future financial and operating results; our planned investments, particularly in our product development efforts; our planned expansion of our sales and marketing organization; our expectation that we will continue to use acquisitions to contribute to our growth objectives; our growth and product integration strategies; our continued efforts to market and sell both domestically and internationally; our expectations about seasonal trends; our ability to achieve our goals; our expectations regarding our revenues mix; our expectations regarding our cost of revenues and gross margin; use of non-GAAP (as defined below) financial measures; our expectations regarding new accounting standards; our expectations regarding our operating expenses, including increases in research and development, sales and marketing, and general and administrative expenses; our expectations regarding our capital expenditures; sufficiency of cash to meet cash needs for at least the next 12 months; exposure to interest rate changes; inflation; anticipated income tax rates and liabilities; our expectations regarding our leases; exposure to exchange rate fluctuations and our ability to manage such exposure; and our expected cash flows and liquidity.

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

Our offerings are designed to deliver rapid return-on-investment for our customers. They generally do not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Prospective users can get started with our free online sandboxes that enable our customers to immediately try and experience Splunk offerings. Users that prefer to deploy the software on-premises can take advantage of our free 60-day trial of Splunk Enterprise, which converts into a limited free perpetual license of up to 500 megabytes of data per day. A 15-day free trial is available to users that prefer the core functionalities of Splunk Enterprise delivered as a cloud service. These users can sign up for Splunk Cloud and avoid the need to provision, deploy and manage internal infrastructure. Alternatively, they can simply download and install the software, typically in a matter of hours, to connect to their relevant machine data sources. Customers can also provision a compute instance on Amazon Web Services (“AWS”) via a pre-built Amazon Machine Image, which delivers a pre-configured virtual machine instance with our Splunk Enterprise software. We offer free development-test licenses for certain commercial customers, allowing users to explore new data and use cases in a non-production environment without incurring additional fees. We also offer support, training and professional services to our customers to assist in the deployment of our software.

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

We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives. For example, we completed a number of acquisitions, including Phantom, which develops solutions for security orchestration, automation and response, and VictorOps, which develops incident management solutions for the IT and DevOps markets.

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

Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of April 30, 2019, we had over 18,000 customers, including over 90 of the Fortune 100 companies.

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

Non-GAAP Financial Results

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP cost of revenues, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP income tax provision (benefit), non-GAAP net income (loss) and non-GAAP net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): expenses related to stock-based compensation and related employer payroll tax, amortization of acquired intangible assets, adjustments related to a financing lease obligation, acquisition-related adjustments, including the partial release of the valuation allowance due to acquisitions and non-cash interest expense related to our convertible senior notes that were issued in the fiscal third quarter of 2019. The adjustments for the financing lease obligation are to reflect the expense we would have recorded if our build-to-suit lease arrangement had been deemed an operating lease instead of a financing lease and is calculated as the net of actual ground lease expense, depreciation and interest expense over estimated straight-line rent expense. The non-GAAP financial measures are also adjusted for our estimated tax rate on non-GAAP income (loss). To determine the annual non-GAAP tax rate, we evaluate a financial projection based on our non-GAAP results. The annual non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The non-GAAP tax rate applied to the three months ended April 30, 2019 was 20%. We expect to utilize this annual non-GAAP tax rate in fiscal 2020 and will provide updates to this rate on an annual basis, or more frequently if material changes occur. In addition, our non-GAAP financial measures include free cash flow, which represents cash from operations less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in our financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance and allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude amortization of acquired intangible assets, adjustments related to a financing lease obligation, acquisition-related adjustments, including the partial release of the valuation allowance due to our acquisitions, and non-cash interest expense related to our convertible senior notes from our non-GAAP financial measures because these expenses are considered by management to be outside of our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet.

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

The following table reconciles our net cash provided by operating activities to free cash flow:

	Three Months Ended April 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$35,029	$76,487
Less purchases of property and equipment	(14,900)	(2,296)
Free cash flow (non-GAAP)	$20,129	$74,191
Net cash used in investing activities	$(6,275)	$(139,591)
Net cash used in financing activities	$(68,647)	$(255)

The following table reconciles our GAAP to non-GAAP Financial Measures for the three months ended April 30, 2019:

(Dollars in thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Non-cash interest expense related to convertible senior notes	Income tax effects related to non-GAAP adjustments (2)	Non-GAAP
Cost of revenues	$95,823	$(11,674)	$(5,922)	$—	$—	$78,227
Gross margin	77.4%	2.8%	1.4%	—%	—%	81.6%
Research and development	129,290	(43,445)	(249)	—	—	85,596
Sales and marketing	278,961	(53,403)	(955)	—	—	224,603
General and administrative	65,762	(21,546)	—	—	—	44,216
Operating loss	(144,986)	130,068	7,126	—	—	(7,792)
Operating margin	(34.1)%	30.6%	1.7%	—%	—%	(1.8)%
Income tax provision	3,233	—	—	—	(2,432)	801
Net income (loss)	$(155,429)	$130,068	$7,126	$19,005	$2,432	$3,202
Net income (loss) per share (1)	$(1.04)					$0.02
_________________________

(1)
GAAP net loss per share calculated based on 149,060 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 155,247 diluted weighted-average shares of common stock, which includes 6,367 potentially dilutive shares related to employee stock awards. GAAP to non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.

(2)	Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 20%.

The following table reconciles our GAAP to non-GAAP Financial Measures for the three months ended April 30, 2018:

(Dollars in thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Acquisition-related adjustments		Income tax effects related to non-GAAP adjustments (4)	Non-GAAP
Cost of revenues	$77,970	$(9,549)	$(4,250)	$312		$—		$—	$64,483
Gross margin	75.0%	3.0%	1.4%	(0.1)%		—%		—%	79.3%
Research and development	86,357	(28,238)	(278)	489		—		—	58,330
Sales and marketing	218,036	(45,840)	(178)	1,170		—		—	173,188
General and administrative	50,742	(17,287)	—	234		(3,304)		—	30,385
Operating loss	(121,466)	100,914	4,706	(2,205)		3,304		—	(14,747)
Operating margin	(39.0)%	32.4%	1.5%	(0.7)%		1.1%		—%	(4.7)%
Income tax benefit	(1,988)	—	—	—		3,313	(3)	(3,665)	(2,340)
Net loss	$(118,499)	$100,914	$4,706	$(136)	(2)	$(9)		$3,665	$(9,359)
Net loss per share (1)	$(0.83)	$0.70	$0.03	$—		$—		$0.03	$(0.07)
_________________________

(1)	Calculated based on 143,548 basic and diluted weighted-average shares of common stock.

(2)	Includes $2.1 million of interest expense related to the financing lease obligation.

(3)	Represents the partial release of the valuation allowance due to acquisition.

(4)
Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 20%. Application of this annual effective tax rate to the non-GAAP pre-tax loss during the quarter resulted in a non-GAAP tax benefit, which was offset by future tax expense during fiscal 2019.

Components of Operating Results

Revenues

License revenues.  License revenues reflect the revenues recognized from sales of licenses to new customers and additional licenses to existing customers, including sales from the renewal of term licenses. We are focused on acquiring new customers and increasing revenues from our existing customers as they realize the value of our software by indexing higher volumes of machine data and expanding the use of our software through additional use cases and broader deployment within their organizations. Our license revenues consist of revenues from perpetual licenses and term licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. In addition, seasonal trends that contribute to increased sales activity in the fourth fiscal quarter often result in lower sequential revenues in the first fiscal quarter, and we expect this trend to continue. Our license revenue mix has shifted and we expect it will continue to shift in favor of term licenses as we continue our transition to a predominately renewable model.

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

•
Professional services and training revenues. We have a professional services organization focused on helping our customers deploy our software in highly complex operational environments and train their personnel. Training and professional services have stated billing rates per service hour or are provided on a subscription basis, accordingly, revenues are recognized as services are delivered or ratably over the subscription period. Professional services and training revenues as a percentage of total revenues, were 10% for each of the three months ended April 30, 2019 and 2018, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

Condensed Consolidated Statements of Operations Data

	Three Months Ended April 30,
(In thousands and as % of revenues)	2019		2018
Revenues
License	$202,862	47.7%	$138,975	44.6%
Maintenance and services	221,988	52.3	172,664	55.4
Total revenues	424,850	100.0	311,639	100.0
Cost of revenues
License (1)	5,682	2.8	5,124	3.7
Maintenance and services (1)	90,141	40.6	72,846	42.2
Total cost of revenues	95,823	22.6	77,970	25.0
Gross profit	329,027	77.4	233,669	75.0
Operating expenses
Research and development	129,290	30.4	86,357	27.7
Sales and marketing	278,961	65.6	218,036	70.0
General and administrative	65,762	15.5	50,742	16.3
Total operating expenses	474,013	111.5	355,135	114.0
Operating loss	(144,986)	(34.1)	(121,466)	(39.0)
Interest and other income (expense), net
Interest income	16,346	3.8	3,187	1.0
Interest expense	(23,017)	(5.4)	(2,073)	(0.6)
Other income (expense), net	(539)	(0.1)	(135)	—
Total interest and other income (expense), net	(7,210)	(1.7)	979	0.4
Loss before income taxes	(152,196)	(35.8)	(120,487)	(38.6)
Income tax provision (benefit)	3,233	0.8	(1,988)	(0.6)
Net loss	$(155,429)	(36.6)%	$(118,499)	(38.0)%
_________________________

(1)	Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended April 30, 2019 and 2018

Revenues
(Dollars in millions)

The increase in license revenues was primarily driven by increases in our total number of customers, sales to existing customers and the number of large orders. The increase in maintenance and services revenues was primarily driven by increased sales of our cloud services, sales of our maintenance agreements, as well as sales of our professional services resulting from the growth of our installed customer base.

Three Months Ended April 30, 2019 and 2018
Total revenues increased $113.2 million, or 36.3%, primarily due to the following:

+	increase of $63.9 million, or 46.0%, in license revenues

+	increase of $49.3 million, or 28.6%, in maintenance and services revenues

+	increase in the total number of orders greater than $1.0 million from 43 to 46

+	increase in the total number of customers from approximately 15,000 to over 18,000

Cost of Revenues and Gross Margin
(Dollars in millions)

Three Months Ended April 30, 2019 and 2018
Total cost of revenues increased $17.9 million, or 22.9%. License cost of revenues increased $0.6 million, or 10.9%, due to an increase in amortization expense related to acquired intangible assets. Maintenance and services cost of revenues increased $17.3 million, or 23.7%, primarily due to the following:

+	increase of $9.8 million in salaries and benefits, which includes a $2.0 million increase in stock-based compensation expense due to increased headcount

+	increase of $3.7 million in third-party hosting fees to support our cloud services

+	increase of $1.8 million related to third-party consulting services

Total gross margin increased due to the growth and improved margins of our cloud business.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Three Months Ended April 30, 2019 and 2018
Research and development expense increased $42.9 million, or 49.7%, primarily due to the following:

+
increase of $36.5 million in salaries and benefits, which includes a $14.9 million increase in stock-based compensation expense as we increased headcount as part of our focus on further developing and enhancing our products and services

+	increase of $2.0 million in third-party hosting fees to support our product development efforts

+	increase of $2.0 million related to third-party consulting services

Sales and Marketing Expense

Three Months Ended April 30, 2019 and 2018
Sales and marketing expense increased $60.9 million, or 27.9%, primarily due to the following:

+	increase of $49.5 million in salaries and benefits, which includes a $7.2 million increase in stock-based compensation expense as we increased headcount to expand our field sales organization

+	increase of $5.5 million related to overhead expenses, primarily related to rent expense and software subscriptions

+	increase of $3.9 million in marketing expenses

General and Administrative Expense

Three Months Ended April 30, 2019 and 2018
General and administrative expense increased $15.0 million, or 29.6%, primarily due to the following:

+	increase of $11.3 million in salaries and benefits, which includes a $4.3 million increase in stock-based compensation expense as we increased headcount

+	increase of $2.0 million related to overhead expenses, primarily related to rent expense and software subscriptions

Interest and Other Income (Expense), net

	Three Months Ended April 30,
(In thousands)	2019	2018
Interest and other income (expense), net
Interest income	$16,346	$3,187
Interest expense	(23,017)	(2,073)
Other income (expense), net	(539)	(135)
Total interest and other income (expense), net	$(7,210)	$979

Three Months Ended April 30, 2019 and 2018
Interest and other income (expense), net reflects a net increase in expense of $8.2 million, primarily due to an increase in interest expense related to the issuance of our convertible senior notes in the third quarter of fiscal 2019, partially offset by an increase in interest income from our investments.

Income Tax Provision (Benefit)

	Three Months Ended April 30,
(In thousands)	2019	2018
Income tax provision (benefit)	$3,233	$(1,988)

Three Months Ended April 30, 2019 and 2018
The increase in income tax expense was primarily due to the absence of the partial release of the valuation allowance as a result of a prior year acquisition, an increase in taxable income from our international jurisdictions and an increase in federal tax expense as a result of the Base Erosion Anti-Abuse Tax.

Liquidity and Capital Resources

(In thousands)	April 30, 2019	January 31, 2019
Cash and cash equivalents	$1,835,229	$1,876,165
Investments, current	840,215	881,220
Investments, non-current	146,159	110,588

(Dollars in millions)
Our principal sources of liquidity are our cash and cash equivalents, investments and cash generated from operations. As of April 30, 2019, we had $2.82 billion of cash, cash equivalents and investments of which $39.8 million was held by foreign subsidiaries. We believe that these funds, in addition to cash provided by operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. We intend to continue to focus our capital expenditures for the remainder of fiscal 2020 to support the growth in our operations, including acquisition-related activities.

In September 2018, we issued $2.13 billion aggregate principal amount of convertible senior notes, which includes $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (collectively, the “Notes”). In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The premiums paid for the purchase of the Capped Calls were $274.3 million. Refer to Note 7 of our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q.

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

Three Months Ended April 30, 2019 and 2018
Net cash provided by operating activities was $35.0 million for the three months ended April 30, 2019 compared to $76.5 million from the prior year. The reduction in net cash provided by operating activities was primarily due to the following:

-	reduction in deferred revenue

-	increase in payments for accrued compensation

-	reduction in collections from accounts receivable

The reduction in net cash provided by operating activities was partially offset by a reduction in payments for accrued expenses and other liabilities. As our business model continues to shift to predominantly renewable licenses, we expect that the timing of our cash collections will affect net cash provided by operating activities throughout the remainder of fiscal year 2020.

Three Months Ended April 30, 2018 and 2017
Net cash provided by operating activities was $76.5 million for the three months ended April 30, 2018 compared to $41.4 million from the prior year. The increase in net cash provided by operating activities was primarily due to the following:

+	increase in collections from accounts receivable

The increase in net cash provided by operating activities was partially offset by a reduction in deferred revenue, an increase in payments for accrued compensation and an increase in payments for prepaid expenses.

Investing Activities

Three Months Ended April 30, 2019 and 2018
Net cash used in investing activities was $6.3 million for the three months ended April 30, 2019 compared to $139.6 million from the prior year. The reduction in cash used in investing activities was primarily due to the reduction of $284.2 million in cash purchase price paid, net of cash acquired, for acquisitions, partially offset by an increase of $142.3 million in purchases of investments, net of maturities.

Three Months Ended April 30, 2018 and 2017
Net cash used in investing activities was $139.6 million for the three months ended April 30, 2018 compared to net cash provided by investing activities of $35.0 million from the prior year. The increase in cash used by investing activities was primarily due to an increase of $284.2 million in cash purchase price paid, net of cash acquired, for an acquisition, partially offset by a reduction of $110.7 million in purchases of investments, net of maturities.

Financing Activities

Three Months Ended April 30, 2019 and 2018
Net cash used in financing activities was $68.6 million for the three months ended April 30, 2019 compared to $0.3 million from the prior year. The increase in cash used by financing activities was primarily due to an increase of $68.2 million in taxes paid related to net share settlement of equity awards.

Three Months Ended April 30, 2018 and 2017
Net cash used in financing activities was $0.3 million for the three months ended April 30, 2018 compared to $31.3 million from the prior year. The reduction in cash used in financing activities was primarily due to the reduction of $31.7 million in taxes paid related to net share settlement of equity awards.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended January 31, 2019 except for those disclosed in Note 4 of our accompanying Notes to Condensed Consolidated Financial Statements in Part 1, Item 1, “Financial Information” of this Quarterly Report on Form 10-Q.

Capital Commitment

We have made a $5.0 million capital commitment to a venture capital fund that requires us to contribute capital upon notice. As of April 30, 2019, we have contributed $1.5 million towards our capital commitment.

Off-Balance Sheet Arrangements

During the three months ended April 30, 2019 and 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts as of April 30, 2019. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

We adopted Topic 842 on February 1, 2019 using the cumulative-effect transition method. Refer to Note 1 of our accompanying Notes to Condensed Consolidated Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q for further information. Other than the adoption of Topic 842, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC on March 27, 2019.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 in our accompanying Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk exposures as compared to the market risk exposures described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC on March 27, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except for the implementation of certain internal controls related to the adoption of ASU No. 2016-02 (Topic 842), there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth above under Legal Proceedings in Note 3 in our accompanying Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

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

Our revenues, operating margins, cash flows and other operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into agreements for term licenses and agreements for our cloud services. Our business model has been shifting and continues to shift from sales of perpetual licenses in favor of sales of term licenses and subscription agreements for our cloud services, as well as increased installment invoicing. This transition may give rise to a number of risks, including a change in the timing of our recognition of revenue and our collection of cash, and if we do not successfully execute this transition, our business and future operating results could be adversely affected.

We generally recognize term license revenues, in addition to perpetual license revenues, upfront and recognize revenues associated with our cloud services ratably over the term of the agreement. At the beginning of each period, we cannot predict the ratio of orders with revenues that will be recognized upfront and those with revenues that will be recognized ratably that we will enter into during the quarter. Our operating margins, cash flows and other operating results and our business model could also be significantly impacted by shifts over time in the percentage of term licenses and agreements for our cloud services we receive for our offerings and the duration of these types of agreements for our offerings. Term licenses and cloud services agreements have shorter contract duration than perpetual licenses, and the shift away from perpetual license sales could cause fluctuations in our operating results. In addition, the size of our licenses and orders varies greatly. A single, large perpetual or term license in a given period could distort our operating results, and a decline in larger orders in any given period could adversely affect our revenues and operating results. The timing and size of large orders are often hard to predict in any particular period. Further, a portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including agreements for our cloud services and maintenance and support agreements. Consequently, a decline in business from such ratably recognized agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance.

We may not be able to accurately predict our future revenues or results of operations. In particular, approximately 40% of the revenues we currently recognize each quarter is attributable to sales made in that same quarter with the balance of the revenues being attributable to sales made in prior quarters in which the related revenues were not recognized upfront. As a result, our ability to forecast revenues on a quarterly or longer-term basis is limited. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are expected to be relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter.

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

•
the mix of revenues attributable to perpetual and term licenses, agreements for our cloud services, enterprise adoption agreements, maintenance and professional services and training, which may impact our revenue, deferred revenue, cash collections, billings, remaining performance obligations, gross margins and operating income;

•	the renewal and usage rates of our customers;

•	changes in the competitive dynamics of our market;

•	changes in customers’ budgets and in the timing of their purchasing decisions;

•	changes in our pricing policies or those of our competitors;

•	customers delaying purchasing decisions in anticipation of new offerings or software enhancements by us or our competitors;

•	customer acceptance of and willingness to pay for new versions of our offerings or new solutions for specific product and end markets;

•	our ability to successfully introduce and monetize new offerings and licensing and service models for our new offerings;

•	network outages or actual or perceived security breaches;

•	the availability and performance of our cloud services, including Splunk Cloud;

•	our ability to control costs, including our operating expenses;

•	changes in laws and regulations that impact our business;

•
general economic and political conditions and uncertainty, both domestically and internationally, as well as economic and political conditions and uncertainty specifically affecting industries in which our customers participate;

•	the amount and timing of our stock-based compensation expenses;

•	changes in accounting standards, particularly those related to revenue recognition and sales commissions;

•	use of estimates, judgments and assumptions under current accounting standards;

•	the timing of satisfying revenue recognition criteria;

•	our ability to qualify and successfully compete for government contracts;

•	the collectability of receivables from customers and resellers, which may be hindered or delayed; and

•	the removal of metered license enforcement via our software, which could lead to customers delaying renewal or purchasing decisions.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of April 30, 2019, approximately 33% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We employ multiple, unique and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise and Splunk Light based on their estimated peak daily indexing capacity. In addition, Splunk Cloud is generally priced based on peak daily indexing capacity and data storage, while Splunk User Behavior Analytics is priced by the number of monitored user and system accounts. We offer both perpetual and term licensing options for on-premises offerings, as well as a subscription model for cloud services, which each have different payment schedules, and depending on the mix of such licenses and cloud subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. As the amount of machine data within our customers’ organizations grows, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. While we introduced enterprise adoption agreements to provide pricing predictability to our customers, our customers may not find this type of license attractive. We have also introduced and expect to continue to introduce variations to our pricing models, including but not limited to, pricing programs that provide broader usage and cost predictability as well as tiered pricing based on deployment models, data source types, compute and storage units and customer environments. Although we believe that these pricing models will drive net new customers and customer adoption, it is possible that they will not and may potentially cause confusion with our customers, which could negatively impact our financial results.

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

While we offer software under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. In addition, we also increasingly enter into renewable term license agreements for our on-premises offerings and agreements for our cloud services. In order for us to improve our operating results, it is important that customers enter into renewable agreements, and our existing customers renew, upgrade and expand their term licenses, agreements for cloud services and maintenance and support agreements when the contract term expires. Our customers have no obligation to renew, upgrade or expand their term licenses, agreements for cloud services or maintenance and support agreements with us after the terms have expired. Our customers’ renewal, upgrade and expansion rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. If our customers do not renew, upgrade or expand their agreements with us or renew on terms less favorable to us, our revenues may decline.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $1.38 billion at April 30, 2019. Because the market for our offerings continues to evolve and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

We depend on the continued contributions of our leadership, senior management and other key personnel, the loss of whom could adversely affect our business. On November 29, 2018, we announced that David Conte, our current Chief Financial Officer, intends to retire from the company, and on May 2, 2019 we announced the appointment of Jason Child as the company’s Senior Vice President and Chief Financial Officer. Our future success depends in part on our ability to successfully transition our new chief financial officer. With any change in leadership, there is a risk to organizational effectiveness and employee retention as well as the potential for disruption to our business. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time. We do not maintain a key-person life insurance policy on any of our officers or other employees.

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

We generally conduct our international operations through wholly owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. We are in the process of organizing our corporate structure to more closely align with the international nature of our business activities. Our intercompany relationships are subject to complex transfer pricing and other regulations administered by taxing authorities in various jurisdictions. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or proposed or enacted new tax laws that could increase our tax liabilities in countries where we do business. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

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

•
our business model shift from sales of perpetual licenses in favor of sales of term licenses and subscriptions for our cloud services, as well as increased installment invoicing, including the associated change in the timing of our revenue recognition and our collection of cash and the impact on our operating results;

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

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT
INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Splunk Inc. (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on March 25, 2019).

10.1#	Employment Offer Letter between the Registrant and Jacob Loomis, dated as of August 7, 2018.

10.2#	Employment Offer Letter between the Registrant and Jason Child, dated as of April 16, 2019.

10.3#	Form of Amendment to Employment Offer Letter between the Registrant and Doug Merritt, dated as of June 4, 2019.

10.4#	Form of Amendment to Employment Offer Letter between the Registrant and certain of its executive officers.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 6, 2019

SPLUNK INC.

	By:	/s/ Jason Child
Jason Child
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)