Form 10-Q
period 2019-07-31
SPLUNK INC
filed 2019-09-05
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2019

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

There were 151,348,574 shares of the Registrant’s Common Stock issued and outstanding as of August 29, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	July 31, 2019	January 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,672,005	$1,876,165
Investments, current	903,864	881,220
Accounts receivable, net	408,908	469,658
Prepaid expenses and other current assets	83,033	73,197
Deferred commissions, current	77,616	78,223
Total current assets	3,145,426	3,378,463
Investments, non-current	94,009	110,588
Operating lease right-of-use assets	215,228	—
Property and equipment, net	94,869	158,276
Intangible assets, net	77,417	91,622
Goodwill	503,388	503,388
Deferred commissions, non-current	64,705	64,766
Other assets	292,528	193,140
Total assets	$4,487,570	$4,500,243
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,924	$20,418
Accrued compensation	179,846	226,061
Accrued expenses and other liabilities	176,075	125,641
Deferred revenue, current	645,370	673,018
Total current liabilities	1,027,215	1,045,138
Convertible senior notes, net	1,673,569	1,634,474
Operating lease liabilities	191,471	—
Deferred revenue, non-current	160,888	204,929
Other liabilities, non-current	587	95,245
Total non-current liabilities	2,026,515	1,934,648
Total liabilities	3,053,730	2,979,786
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 151,344,012 shares issued and outstanding at July 31, 2019, and 149,167,298 shares issued and outstanding at January 31, 2019	151	149
Accumulated other comprehensive loss	(3,484)	(2,506)
Additional paid-in capital	2,918,277	2,754,858
Accumulated deficit	(1,481,104)	(1,232,044)
Total stockholders’ equity	1,433,840	1,520,457
Total liabilities and stockholders’ equity	$4,487,570	$4,500,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share amounts)	2019	2018	2019	2018
Revenues
License	$279,279	$200,668	$482,141	$339,643
Maintenance and services	237,279	187,635	459,267	360,299
Total revenues	516,558	388,303	941,408	699,942
Cost of revenues (1)
License	5,936	5,671	11,618	10,795
Maintenance and services	92,372	78,077	182,513	150,923
Total cost of revenues	98,308	83,748	194,131	161,718
Gross profit	418,250	304,555	747,277	538,224
Operating expenses (1)
Research and development	134,110	106,739	263,400	193,096
Sales and marketing	298,773	243,830	577,734	461,866
General and administrative	72,264	57,844	138,026	108,586
Total operating expenses	505,147	408,413	979,160	763,548
Operating loss	(86,897)	(103,858)	(231,883)	(225,324)
Interest and other income (expense), net
Interest income	16,415	3,564	32,761	6,751
Interest expense	(24,104)	(2,058)	(47,121)	(4,131)
Other income (expense), net	(654)	(336)	(1,193)	(471)
Total interest and other income (expense), net	(8,343)	1,170	(15,553)	2,149
Loss before income taxes	(95,240)	(102,688)	(247,436)	(223,175)
Income tax provision (benefit)	5,632	811	8,865	(1,177)
Net loss	$(100,872)	$(103,499)	$(256,301)	$(221,998)

Basic and diluted net loss per share	$(0.67)	$(0.71)	$(1.71)	$(1.54)

Weighted-average shares used in computing basic and diluted net loss per share	150,306	145,030	149,723	144,306

_________________________

(1)	Amounts include stock-based compensation expense, as follows:

Cost of revenues	$10,459	$8,947	$21,284	$17,751
Research and development	40,451	33,597	81,719	60,013
Sales and marketing	49,007	45,546	99,275	88,593
General and administrative	23,096	16,953	43,798	33,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2019	2018	2019	2018
Net loss	$(100,872)	$(103,499)	$(256,301)	$(221,998)
Other comprehensive gain (loss)
Net unrealized gain on investments (net of tax)	710	515	1,042	707
Foreign currency translation adjustments	(1,029)	(1,707)	(2,020)	(3,593)
Total other comprehensive loss	(319)	(1,192)	(978)	(2,886)
Comprehensive loss	$(101,191)	$(104,691)	$(257,279)	$(224,884)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended July 31,
(In thousands)	2019	2018
Cash flows from operating activities
Net loss	$(256,301)	$(221,998)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,141	24,167
Amortization of deferred commissions	53,882	32,877
Amortization of investment premiums (accretion of discounts)	(5,645)	(537)
Amortization of debt discount and issuance costs	39,095	—
Stock-based compensation	246,076	199,664
Deferred income taxes	(184)	(125)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	60,750	156,362
Prepaid expenses and other assets	(110,349)	(21,937)
Deferred commissions	(53,214)	(43,360)
Accounts payable	5,316	2,990
Accrued compensation	(46,215)	(11,833)
Accrued expenses and other liabilities	17,395	6,259
Deferred revenue	(71,689)	(12,518)
Net cash provided by (used in) operating activities	(93,942)	110,011
Cash flows from investing activities
Purchases of investments	(539,723)	(198,631)
Maturities of investments	541,595	347,176
Acquisitions, net of cash acquired	—	(394,910)
Purchases of property and equipment	(26,434)	(7,858)
Other investment activities	(1,250)	(4,375)
Net cash used in investing activities	(25,812)	(258,598)
Cash flows from financing activities
Proceeds from the exercise of stock options	556	1,354
Proceeds from employee stock purchase plan	34,482	24,201
Taxes paid related to net share settlement of equity awards	(117,693)	(779)
Repayment of financing lease obligation	—	(1,218)
Net cash provided by (used in) financing activities	(82,655)	23,558
Effect of exchange rate changes on cash and cash equivalents	(1,751)	(1,237)
Net decrease in cash and cash equivalents	(204,160)	(126,266)
Cash and cash equivalents at beginning of period	1,876,165	545,947
Cash and cash equivalents at end of period	$1,672,005	$419,681

Supplemental disclosures
Cash paid for income taxes	$15,249	$4,035
Cash paid for interest	7,747	4,123
Non-cash investing activities
Increase (decrease) in accrued purchases of property and equipment	(274)	129

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2019	2018	2019	2018
Common stock
Balance, beginning of period	$150	$144	$149	$143
Issuance of restricted stock awards	—	—	—	1
Vesting of restricted stock units	1	2	2	2
Balance, end of period	$151	$146	$151	$146
Additional paid-in capital
Balance, beginning of period	$2,809,273	$2,194,900	$2,754,858	$2,086,893
Stock-based compensation	123,013	105,043	246,076	199,664
Issuance of common stock upon exercise of options	195	241	554	1,353
Fair value of replacement equity awards attributable to pre-acquisition service	—	3,502	—	15,776
Taxes paid related to net share settlement of equity awards	(48,686)	—	(117,693)	—
Issuance of common stock upon ESPP purchase	34,482	24,199	34,482	24,199
Balance, end of period	$2,918,277	$2,327,885	$2,918,277	$2,327,885
Accumulated other comprehensive loss
Balance, beginning of period	$(3,165)	$(1,538)	$(2,506)	$156
Unrealized gain from investments	710	515	1,042	707
Net change in cumulative translation adjustments	(1,029)	(1,707)	(2,020)	(3,593)
Balance, end of period	$(3,484)	$(2,730)	$(3,484)	$(2,730)
Accumulated deficit
Balance, beginning of period	$(1,380,232)	$(1,074,966)	$(1,232,044)	$(955,871)
Cumulative-effect adjustment from adoption of ASU 2016-02	—	—	7,241	—
Cumulative-effect adjustment from adoption of ASU 2016-16	—	—	—	(596)
Net loss	(100,872)	(103,499)	(256,301)	(221,998)
Balance, end of period	$(1,481,104)	$(1,178,465)	$(1,481,104)	$(1,178,465)

Total stockholders’ equity	$1,433,840	$1,146,836	$1,433,840	$1,146,836

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

Our operating lease assets are included in “Operating lease right-of-use assets” and the current and non-current portions of our operating lease liabilities are included in “Accrued expenses and other liabilities” and “Operating lease liabilities,” respectively, on our condensed consolidated balance sheets. As of July 31, 2019, we had no finance leases. Refer to Note 4 “Leases” for details.

Foreign Currency

The functional currency of our foreign subsidiaries is their respective local currency, with the exception of our United Kingdom subsidiary, in which the functional currency is the U.S. dollar. Translation adjustments arising from the use of differing exchange rates from period to period are included in “Accumulated other comprehensive income (loss)” within the condensed consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses are included in “Other income (expense), net.” All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Revenue Recognition

We generate revenues primarily in the form of software license and related maintenance fees, cloud services and other service fees. Licenses for on-premises software are either term or perpetual licenses and provide the customer with a right to use the software. When a term license is purchased, maintenance is bundled with the license for the term of the license period. Typically, when purchasing a perpetual license, a customer also purchases one year of maintenance for which we charge a percentage of the license fee. Cloud services are provided on a subscription basis and give our customers access to our cloud solutions, which include related customer support. Other services include training and professional services that are not integral to the functionality of the licenses or cloud services.

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

Our contracts with customers often contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on an observable standalone selling price when it is available, as well as other factors, including the price charged to customers, our discounting practices, and our overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable, we estimate the SSP using the residual approach.

A receivable is recorded in the period we deliver products or provide services, or when we have an unconditional right to payment. Most of our multi-year on-premises term license contracts are invoiced annually and we generally recognize the total amount of the license revenues upfront and record a corresponding receivable, if we have an unconditional right to receive payment.

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
Accounting Standards Update (“ASU”) No. 2018-15 (Subtopic 350-40), Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The standard aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirements for capitalizing implementation costs incurred for an internal-use software license.
		We early adopted this new standard as of May 1, 2019.	The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	July 31, 2019				January 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$56,707	$—	$—	$56,707	$46,311	$—	$—	$46,311
U.S. treasury securities	—	824,192	—	824,192	—	980,940	—	980,940
Corporate bonds	—	149,990	—	149,990	—	—	—	—
Commercial paper	—	19,869	—	19,869	—	—	—	—
Other	—	—	4,000	4,000	—	—	4,744	4,744
Reported as:
Assets:
Cash and cash equivalents				$65,004				$46,311
Investments, current				903,864				881,220
Investments, non-current				85,890				104,463
Total				$1,054,758				$1,031,994

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

We invest in U.S. treasury securities, corporate bonds and commercial paper, which we have classified as available-for-sale investments. The following table presents our available-for-sale investments as of July 31, 2019:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$8,296	$1	$—	$8,297
Investments, current:
U.S. treasury securities	815,244	821	(170)	815,895
Corporate bonds	67,972	132	(4)	68,100
Commercial paper	19,847	22	—	19,869
Investments, non-current:
Corporate bonds	81,514	379	(3)	81,890
Total available-for-sale investments	$992,873	$1,355	$(177)	$994,051

The following table presents our available-for-sale investments as of January 31, 2019:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$881,206	$131	$(117)	$881,220
Investments, non-current:
U.S. treasury securities	99,597	134	(11)	99,720
Total available-for-sale investments	$980,803	$265	$(128)	$980,940

The following table presents the fair values and unrealized losses of our available-for-sale investments, classified by length of time that the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
July 31, 2019
U.S. treasury securities	$178,703	$(170)	$—	$—	$178,703	$(170)
Corporate bonds	12,512	(7)	—	—	12,512	(7)
January 31, 2019
U.S. treasury securities	$582,761	$(128)	$—	$—	$582,761	$(128)

As of July 31, 2019 and January 31, 2019, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments are as follows:

(In thousands)	July 31, 2019
Due within one year	$912,161
Due within one to two years	81,890
Total	$994,051

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

Equity Investments

Our equity investments are reported in “Investments, non-current” on our condensed consolidated balance sheets. The following table provides a summary of our equity investments:

(In thousands)	July 31, 2019	January 31, 2019
Equity investments without readily determinable fair values	$6,244	$5,000
Equity investments under the equity method of accounting	1,875	1,125
Total	$8,119	$6,125

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts as of July 31, 2019. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)    Leases

We have operating leases for office space and data centers. We use the office space for our business operations, sales, support and product development.

Operating lease costs were $11.1 million and $22.4 million, excluding short-term leases and sublease income, which were immaterial, during the three and six months ended July 31, 2019, respectively. Rent expense recognized prior to our adoption of Topic 842 was $6.1 million and $12.2 million during the three and six months ended July 31, 2018, respectively.

Our lease term and the discount rate related to our operating lease right-of-use assets and related lease liabilities are as follows:

July 31, 2019
Weighted-average remaining lease term (in years)	7.69
Weighted-average discount rate	5.98%

As of July 31, 2019, the maturity of lease liabilities under our non-cancelable operating leases were as follows:

Fiscal Period (In thousands)	Future Payments (1)
Remaining fiscal 2020	$20,454
Fiscal 2021	44,163
Fiscal 2022	43,169
Fiscal 2023	38,581
Fiscal 2024	29,114
Thereafter	117,940
Total lease payments	293,421
Less imputed interest	(60,642)
Total current and non-current operating lease liabilities (2)	$232,779
_________________________

(1)	Amounts based on Topic 842, Leases, which we adopted on February 1, 2019.

(2)	The current portion of our operating lease liabilities is included in “Accrued expenses and other liabilities” on our condensed consolidated balance sheets.

As of July 31, 2019, we have entered into leases, primarily for office space that have not yet commenced, with future lease payments of $249.8 million that are not reflected in the above. These leases will commence between fiscal 2020 to 2021 with non-cancelable lease terms of 2 to 12 years.

Prior to our adoption of Topic 842, we entered into a lease which was accounted for under build-to-suit lease accounting. As of January 31, 2019, $76.2 million of our build-to-suit lease asset was included in “Property and equipment, net” and the related $83.4 million financing lease obligation was included in “Other liabilities, non-current” on our condensed consolidated balance sheets. Upon the adoption of Topic 842, we derecognized our build-to-suit asset and related liabilities and recorded the difference of $7.2 million as a decrease to accumulated deficit at February 1, 2019. Under Topic 842, this lease was classified as an operating lease and was included within the operating lease right-of-use assets and liabilities on our condensed consolidated balance sheets as of July 31, 2019.

As of January 31, 2019, future minimum rental payments under our non-cancelable operating leases obligation were as follows:

Fiscal Period (In thousands)	Future Payments (1)
Fiscal 2020	$30,976
Fiscal 2021	48,195
Fiscal 2022	48,126
Fiscal 2023	44,018
Fiscal 2024	40,636
Thereafter	253,856
Total future minimum lease payments (2)	$465,807
_________________________

(1)	Amounts based on Topic 840, Leases.

(2)
We entered into sublease agreements for portions of our office space and the future rental income of $2.3 million from these agreements have been included as an offset to our future minimum rental payments.

Supplemental Disclosures

Six Months Ended
(In thousands)	July 31, 2019
Cash paid for operating lease liabilities	$19,253
Operating lease liabilities arising from obtaining right-of-use assets	31,238

(5)    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

(In thousands)	July 31, 2019	January 31, 2019
Computer equipment and software	$85,564	$79,887
Furniture and fixtures	19,669	18,872
Leasehold and building improvements (1)	97,941	79,064
Building (2)	—	82,250
Property and equipment, gross	203,174	260,073
Less: accumulated depreciation and amortization	(108,305)	(101,797)
Property and equipment, net	$94,869	$158,276

_________________________

(1)	Includes costs related to assets not yet placed into service of $28.9 million and $11.3 million, as of July 31, 2019 and January 31, 2019, respectively.

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

Depreciation and amortization expense on Property and equipment, net was $6.6 million and $6.5 million for the three months ended July 31, 2019 and 2018, respectively, and $12.9 million and $13.1 million for the six months ended July 31, 2019 and 2018, respectively.

Geographic Information

The following table presents our property and equipment, net of depreciation and amortization, by geographic region:

(In thousands)	July 31, 2019	January 31, 2019
United States	$82,605	$147,659
International	12,264	10,617
Total property and equipment, net	$94,869	$158,276

Other than the United States, no other country represented 10% or more of our total property and equipment as of July 31, 2019 or January 31, 2019.

(6)    Acquisitions, Goodwill and Intangible Assets

VictorOps
On June 22, 2018, we acquired 100% of the voting equity interest of VictorOps, Inc. (“VictorOps”), a privately-held Delaware corporation that develops incident management solutions for the IT and DevOps markets. This acquisition has been accounted for as a business combination. The purchase price of $112.3 million, paid in cash of $108.8 million and $3.5 million in fair value of replacement equity awards attributable to pre-acquisition service, was allocated as follows: $21.1 million to identified intangible assets, $1.7 million to net assets acquired, with the excess $89.5 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of VictorOps, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Additionally, we recognized $2.7 million of acquisition-related costs as general and administrative expense on our condensed consolidated statements of operations.
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

Phantom

On April 6, 2018, we acquired 100% of the voting equity interest of Phantom Cyber Corporation (“Phantom”), a privately-held Delaware corporation that develops solutions for security orchestration, automation and response. This acquisition has been accounted for as a business combination. The purchase price of $303.8 million, paid in cash of $291.5 million and $12.3 million in fair value of replacement equity awards attributable to pre-acquisition service, was allocated as follows: $44.1 million to identified intangible assets, $10.5 million to net assets acquired, $3.3 million to net deferred tax liability, with the excess $252.5 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of Phantom, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Additionally, we recognized $3.3 million of acquisition-related costs as general and administrative expense on our condensed consolidated statements of operations.

Per the terms of the merger agreement with Phantom, certain shares of stock issued under share-based compensation awards held by key employees of Phantom were canceled and exchanged for replacement equity awards consisting of unregistered restricted shares of our common stock subject to vesting. The portion of the fair value of the replacement equity awards associated with pre-acquisition service of Phantom’s key employees represented a component of the total purchase consideration, as discussed above. The remaining fair value of $62.2 million of these issued awards, which are subject to the recipients’ continued service with us and thus excluded from the purchase price, will be recognized ratably as stock-based compensation expense over the required service period.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (months)
Developed technology	$34,400	84
Customer relationships	9,700	60
Total intangible assets acquired	$44,100

Goodwill

There were no impairments to goodwill during the six months ended July 31, 2019 or during prior periods.

Intangible Assets

Intangible assets subject to amortization realized from acquisitions as of July 31, 2019 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (months)
Developed technology	$132,100	$(69,394)	$62,706	49
Customer relationships	20,910	(6,433)	14,477	46
Other acquired intangible assets	3,270	(3,036)	234	4
Total intangible assets subject to amortization	$156,280	$(78,863)	$77,417

Intangible assets subject to amortization realized from acquisitions as of January 31, 2019 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (months)
Developed technology	$132,100	$(57,596)	$74,504	52
Customer relationships	20,910	(4,523)	16,387	52
Other acquired intangible assets	3,270	(2,539)	731	9
Total intangible assets subject to amortization	$156,280	$(64,658)	$91,622

Amortization expense from acquired intangible assets was $7.1 million and $6.3 million for the three months ended July 31, 2019 and 2018, respectively, and $14.2 million and $11.0 million for the six months ended July 31, 2019 and 2018, respectively.

The expected future amortization expense for acquired intangible assets as of July 31, 2019 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Remaining fiscal 2020	$13,737
Fiscal 2021	23,780
Fiscal 2022	13,701
Fiscal 2023	10,406
Fiscal 2024	7,692
Thereafter	8,101
Total amortization expense	$77,417

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

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture. It is our current intent to settle the conversions of principal amount of the Notes in cash and the remaining conversion value, if any, in shares of common stock. If we undergo a fundamental change (as defined in each indenture), holders may require us to repurchase for cash all or any portion of their Notes of the relevant series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the relevant maturity date of a series of Notes or if we deliver a notice of redemption in respect of a series of Notes, we will, in certain circumstances, increase the conversion rate of the relevant series of Notes for a holder who elects to convert its Notes of the applicable series in connection with such corporate event or notice of redemption, as the case may be. During the three months ended July 31, 2019, the conditions allowing holders of the Notes to convert were not met. The Notes were therefore not convertible during the three months ended July 31, 2019 and were classified as long-term debt on our condensed consolidated balance sheets.

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

The net carrying amount of the liability and equity components for each of the Notes as of July 31, 2019 was as follows:

(In thousands)	2023 Notes	2025 Notes
Liability component:
Principal amount	$1,265,000	$862,500
Unamortized discount	(226,046)	(213,196)
Unamortized issuance costs	(8,822)	(5,867)
Net carrying amount	$1,030,132	$643,437

Equity component, net of purchase discounts and issuance costs	$264,129	$234,712

The following table sets forth the interest expense related to the Notes:

	Three Months Ended	Six Months Ended
(In thousands)	July 31, 2019	July 31, 2019
2023 Notes:
Coupon interest expense	$1,581	$3,162
Amortization of debt discount (conversion option)	12,218	23,813
Amortization of debt issuance costs and purchase discounts	477	930
Total interest expense related to the 2023 Notes	$14,276	$27,905

2025 Notes:
Coupon interest expense	$2,426	$4,852
Amortization of debt discount (conversion option)	7,197	13,968
Amortization of debt issuance costs and purchase discounts	198	384
Total interest expense related to the 2025 Notes	$9,821	$19,204

As of July 31, 2019, the total estimated fair values of the 2023 Notes and the 2025 Notes were approximately $1.45 billion and $1.01 billion, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

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

(8)    Stock Compensation Plans

The following table summarizes the stock option, restricted stock unit (“RSU”) and performance unit (“PSU”) award activity during the six months ended July 31, 2019:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
				(in years)	(in thousands)
Balances as of January 31, 2019	17,082,136	409,039	$10.69	3.36	$46,693	13,098,607
Additional shares authorized	7,458,364
Options exercised		(78,891)	7.03
Options forfeited and expired	4,337	(4,337)	21.43
RSUs and PSUs granted	(2,318,860)					2,318,860
RSUs and PSUs vested						(2,656,767)
Shares withheld related to net share settlement of RSUs and PSUs	962,311
RSUs and PSUs forfeited and canceled	858,828					(858,828)
Balances as of July 31, 2019	24,047,116	325,811	$11.43	2.80	$40,362	11,901,872
Vested and expected to vest		325,675	$11.42	2.80	$40,349	11,127,822
Exercisable as of July 31, 2019		315,355	$10.94	2.62	$39,221
 _________________________

(1)	The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of July 31, 2019.

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

As of July 31, 2019, total unrecognized compensation cost related to stock options was $0.8 million, which is expected to be recognized over a weighted-average period of 1.0 year. As of July 31, 2019, total unrecognized compensation cost was $862.3 million related to RSUs, which is expected to be recognized over the next 2.7 years. As of July 31, 2019, total unrecognized compensation cost was $77.3 million related to PSUs, which is expected to be recognized over the next 2.6 years.

The aggregate intrinsic value of options exercised during the six months ended July 31, 2019 was $9.5 million. The weighted-average grant date fair value of RSUs granted was $129.68 per share during the six months ended July 31, 2019. The weighted-average grant date fair value of PSUs granted was $168.11 per share during the six months ended July 31, 2019.

The following table summarizes our restricted stock award (“RSA”) activity during the six months ended July 31, 2019:

Shares
Outstanding as of January 31, 2019	824,605
RSAs vested	(379,393)
Outstanding as of July 31, 2019	445,212

As of July 31, 2019, total unrecognized compensation cost related to RSAs was $31.8 million, which is expected to be recognized over the next 1.6 years.

(9)    Revenues, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2019	2018	2019	2018
Revenues
License	$279,279	$200,668	$482,141	$339,643
Maintenance, professional services and training	166,828	148,570	326,761	287,688
Cloud services	70,451	39,065	132,506	72,611
Total revenues	$516,558	$388,303	$941,408	$699,942

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2019	2018	2019	2018
United States	$352,210	$267,201	$664,566	$494,643
International	164,348	121,102	276,842	205,299
Total revenues	$516,558	$388,303	$941,408	$699,942

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. One channel partner represented 30% and 33% of total revenues for the three months ended July 31, 2019 and 2018, respectively, and 31% for both the six months ended July 31, 2019 and 2018. A second channel partner represented 17% and 16% of total revenues during the three months ended July 31, 2019 and 2018, respectively, and 18% and 15% for the six months ended July 31, 2019 and 2018, respectively. The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three or six months ended July 31, 2019 or 2018.

As of July 31, 2019, one channel partner represented 22% and a second channel partner represented 11% of total current and non-current accounts receivable. As of January 31, 2019, one channel partner represented 29% and a second channel partner represented 10% of total current and non-current accounts receivable.

Total current and non-current accounts receivable, net of allowance for doubtful accounts, was $659.9 million and $625.1 million as of July 31, 2019 and January 31, 2019, respectively.

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2019 and 2018 were $395.1 million and $279.2 million during the six months ended July 31, 2019 and 2018, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $1.24 billion as of July 31, 2019, of which we expect to recognize approximately 61% as revenue over the next 12 months and the remainder thereafter.

(10)    Income Taxes

For the three months ended July 31, 2019 and 2018, we recorded income tax expense of $5.6 million and $0.8 million, respectively. The increase in income tax expense for the three months ended July 31, 2019 was primarily due to an increase in federal tax expense as a result of the Base Erosion Anti-Abuse Tax (“BEAT”). For the six months ended July 31, 2019 and 2018, we recorded an income tax expense of $8.9 million and an income tax benefit of $1.2 million, respectively. The increase in income tax expense for the six months ended July 31, 2019 was primarily due to an increase in federal tax expense as a result of BEAT and the absence of the partial release of the valuation allowance as a result of a prior year acquisition.

During the three months ended July 31, 2019, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net loss	$(100,872)	$(103,499)	$(256,301)	$(221,998)
Denominator:
Weighted-average common shares outstanding	150,812	145,851	150,283	144,361
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(506)	(821)	(560)	(55)
Weighted-average shares used to compute net loss per share, basic and diluted	150,306	145,030	149,723	144,306

Net loss per share, basic and diluted	$(0.67)	$(0.71)	$(1.71)	$(1.54)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of July 31,
(In thousands)	2019	2018
Shares subject to outstanding common stock options	326	483
Shares subject to outstanding RSUs, PSUs and RSAs	12,347	13,550
Employee stock purchase plan	342	371
Total	13,015	14,404

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

(12)    Subsequent Events

On August 21, 2019, we entered into a definitive agreement to acquire SignalFx, Inc., a privately-held Delaware corporation, a developer of real-time monitoring and metrics for cloud infrastructure, microservices and applications, in exchange for total consideration of approximately $1.05 billion, subject to adjustment, to be paid approximately 60% in cash and 40% in our common stock.

On August 30, 2019, we entered into a definitive agreement to acquire Cloud Native Labs, Inc. (“Omnition”), a privately-held Delaware corporation, which develops a platform for distributed tracing and application monitoring, in exchange for total consideration of approximately $90.0 million, subject to adjustment, to be paid approximately 40% in cash and 60% in our common stock.

The acquisitions will be accounted for as business combinations and accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. We have not yet determined the purchase price allocation for the transactions. The acquisitions are expected to close during the second half of fiscal 2020, subject to customary closing conditions and regulatory reviews.

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

Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. In addition, percentages presented are calculated from the underlying numbers in thousands and may not add to their respective totals due to rounding.

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

For Splunk Enterprise, we typically base our license fees on the estimated daily data indexing capacity or compute units our customers require. A substantial portion of our license revenues consist of revenues from term licenses, and to a lesser extent, perpetual licenses, whereby we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large term and perpetual licenses may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term.

Splunk Cloud delivers the core capabilities of Splunk Enterprise as a scalable, reliable cloud service. Splunk Cloud customers pay an annual subscription fee based on the combination of the volume of data indexed per day and the amount of data stored. We recognize the revenues associated with our cloud services ratably over the associated subscription term. Splunk Light provides log search and analysis that is designed, priced and packaged for small IT environments, where a single-server log analytics solution is sufficient. Splunk Enterprise Security (“ES”) addresses emerging security threats and security information and event management (“SIEM”) use cases through monitoring, alerts and analytics. Splunk IT Service Intelligence (“ITSI”) is a machine learning powered monitoring and analytics solution that correlates nearly any kind of data across IT and the business to provide monitoring and troubleshooting support and predict problems before they have an impact. Splunk Phantom automates and orchestrates incident response workflows to take immediate action the moment an incident is detected. Splunk User Behavior Analytics (“UBA”) detects cyber-attacks and insider threats using data science, machine learning and advanced correlation. Our offering, VictorOps, is a cloud-based Collaborative Incident Response system that delivers context-rich alerts, reducing the time required to react to and address incidents.

We continue to rapidly shift our revenue mix from sales of perpetual licenses in favor of term licenses and cloud subscriptions as we transition to a renewable model, and anticipate this transition to be substantially complete by the end of fiscal year 2020. We have also shifted from generally invoicing our multi-year term license contracts upfront to invoicing on an annual basis. Accordingly, we expect that the timing of our cash collections will be over a longer period of time than it has been historically, which will negatively impact operating cash flows through at least the remainder of fiscal year 2020.

We intend to continue investing for long-term growth. We have invested and intend to continue to invest heavily in product development to deliver additional features and performance enhancements, deployment models and solutions that can address new end markets. For example, we released new versions of existing offerings such as Splunk ITSI and Splunk ES and introduced a new offering for Business Analytics during fiscal 2020. We expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally.

We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives. During the third quarter of fiscal 2020, we announced the acquisitions of SignalFx, Inc., a developer of real-time monitoring and metrics for cloud infrastructure, microservices and applications, and Omnition, which develops a platform for distributed tracing and application monitoring. We expect both acquisitions to close in the second half of fiscal 2020. Refer to Note 12 of our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

Financial Summary
(Dollars in millions)

Three Months Ended July 31, 2019 and 2018

Six Months Ended July 31, 2019 and 2018

_________________________

*	Refer to Non-GAAP Financial Results below for further information regarding our GAAP to non-GAAP Financial Measures and related reconciliations.

Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of July 31, 2019, we had over 18,000 customers, including over 90 of the Fortune 100 companies.

Our quarterly results reflect seasonality in the sale of our offerings. Historically, a pattern of increased sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenues in the following first fiscal quarter. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short-term. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period.

Non-GAAP Financial Results

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with the following non-GAAP financial measures: cost of revenues, gross margin, research and development expense, sales and marketing expense, general and administrative expense, operating income (loss), operating margin, income tax provision (benefit), net income (loss) and net income (loss) per share (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): expenses related to stock-based compensation and related employer payroll tax, amortization of acquired intangible assets, adjustments related to a financing lease obligation, acquisition-related adjustments, including the partial release of the valuation allowance due to acquisitions, and non-cash interest expense related to our convertible senior notes that were issued in the fiscal third quarter of 2019. The adjustments for the financing lease obligation are to reflect the expense we would have recorded if our build-to-suit lease arrangement had been deemed an operating lease instead of a financing lease and is calculated as the net of actual ground lease expense, depreciation and interest expense over estimated straight-line rent expense. The non-GAAP financial measures are also adjusted for our estimated tax rate on non-GAAP income (loss). To determine the annual non-GAAP tax rate, we evaluate a financial projection based on our non-GAAP results. The annual non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The non-GAAP tax rate applied to the three and six months ended July 31, 2019 was 20%. We expect to utilize this annual non-GAAP tax rate for all of fiscal 2020 and will provide updates to this rate on an annual basis, or more frequently if material changes occur. The applicable fiscal 2019 tax rates are noted in the reconciliations. In addition, our non-GAAP financial measures include free cash flow, which represents operating cash flow less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in our financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance and allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude amortization of acquired intangible assets, adjustments related to a financing lease obligation, acquisition-related adjustments, including the partial release of the valuation allowance due to our acquisitions, and non-cash interest expense related to our convertible senior notes from our non-GAAP financial measures because these expenses are considered by management to be outside of our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated or used by the business.

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

The following table reconciles our net cash provided by (used in) operating activities to free cash flow:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2019	2018	2019	2018
Net cash provided by (used in) operating activities	$(128,971)	$33,524	$(93,942)	$110,011
Less purchases of property and equipment	(11,534)	(5,562)	(26,434)	(7,858)
Free cash flow (non-GAAP)	$(140,505)	$27,962	$(120,376)	$102,153
Net cash used in investing activities	$(19,537)	$(119,007)	$(25,812)	$(258,598)
Net cash provided by (used in) financing activities	$(14,008)	$23,813	$(82,655)	$23,558

The following table reconciles our GAAP to non-GAAP Financial Measures for the three months ended July 31, 2019:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Non-cash interest expense related to convertible senior notes	Income tax effects related to non-GAAP adjustments (2)	Non-GAAP
Cost of revenues	$98,308	$(10,939)	$(5,876)	$—	$—	$81,493
Gross margin	81.0%	2.1%	1.1%	—%	—%	84.2%
Research and development	134,110	(41,393)	(249)	—	—	92,468
Sales and marketing	298,773	(50,458)	(955)	—	—	247,360
General and administrative	72,264	(23,578)	—	—	—	48,686
Operating income (loss)	(86,897)	126,368	7,080	—	—	46,551
Operating margin	(16.8)%	24.4%	1.4%	—%	—%	9.0%
Income tax provision	5,632	—	—	—	6,028	11,660
Net income (loss)	$(100,872)	$126,368	$7,080	$20,090	$(6,028)	$46,638
Net income (loss) per share (1)	$(0.67)					$0.30
_________________________

(1)
GAAP net loss per share calculated based on 150,306 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 155,440 diluted weighted-average shares of common stock, which includes 5,134 potentially dilutive shares related to employee stock awards. GAAP to non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.

(2)	Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 20%.

The following table reconciles our GAAP to non-GAAP Financial Measures for the three months ended July 31, 2018:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Acquisition-related adjustments	Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$83,748	$(9,438)	$(5,353)	$304		$—	$—	$69,261
Gross margin	78.4%	2.5%	1.4%	(0.1)%		—%	—%	82.2%
Research and development	106,739	(34,518)	(268)	507		—	—	72,460
Sales and marketing	243,830	(47,020)	(652)	1,147		—	—	197,305
General and administrative	57,844	(17,440)	—	248		(2,730)	—	37,922
Operating income (loss)	(103,858)	108,416	6,273	(2,206)		2,730	—	11,355
Operating margin	(26.7)%	27.9%	1.6%	(0.6)%		0.7%	—%	2.9%
Income tax provision	811	—	—	—		—	2,105	2,916
Net income (loss)	$(103,499)	$108,416	$6,273	$(151)	(2)	$2,730	$(2,105)	$11,664
Net income (loss) per share (1)	$(0.71)							$0.08
_________________________

(1)
GAAP net loss per share calculated based on 145,030 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 151,441 diluted weighted-average shares of common stock, which includes 6,411 potentially dilutive shares related to employee stock awards. GAAP to non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.

(2)	Includes $2.1 million of interest expense related to the financing lease obligation.

(3)	Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 20%.

The following table reconciles our GAAP to non-GAAP Financial Measures for the six months ended July 31, 2019:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Non-cash interest expense related to convertible senior notes	Income tax effects related to non-GAAP adjustments (2)	Non-GAAP
Cost of revenues	$194,131	$(22,613)	$(11,798)	$—	$—	$159,720
Gross margin	79.4%	2.3%	1.3%	—%	—%	83.0%
Research and development	263,400	(84,838)	(498)	—	—	178,064
Sales and marketing	577,734	(103,862)	(1,910)	—	—	471,962
General and administrative	138,026	(45,124)	—	—	—	92,902
Operating income (loss)	(231,883)	256,437	14,206	—	—	38,760
Operating margin	(24.6)%	27.2%	1.5%	—%	—%	4.1%
Income tax provision	8,865	—	—	—	3,595	12,460
Net income (loss)	$(256,301)	$256,437	$14,206	$39,095	$(3,595)	$49,842
Net income (loss) per share (1)	$(1.71)					$0.32
_________________________

(1)
GAAP net loss per share calculated based on 149,723 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 155,619 diluted weighted-average shares of common stock, which includes 5,896 potentially dilutive shares related to employee stock awards. GAAP to non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.

(2)	Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 20%.

The following table reconciles our GAAP to non-GAAP Financial Measures for the six months ended July 31, 2018:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Acquisition-related adjustments		Income tax effects related to non-GAAP adjustments (4)	Non-GAAP
Cost of revenues	$161,718	$(18,987)	$(9,603)	$616		$—		$—	$133,744
Gross margin	76.9%	2.7%	1.4%	(0.1)%		—%		—%	80.9%
Research and development	193,096	(62,756)	(546)	996		—		—	130,790
Sales and marketing	461,866	(92,860)	(830)	2,317		—		—	370,493
General and administrative	108,586	(34,727)	—	482		(6,034)		—	68,307
Operating loss	(225,324)	209,330	10,979	(4,411)		6,034		—	(3,392)
Operating margin	(32.2)%	29.8%	1.6%	(0.6)%		0.9%		—%	(0.5)%
Income tax provision (benefit)	(1,177)	—	—	—		3,313	(3)	(1,560)	576
Net income (loss)	$(221,998)	$209,330	$10,979	$(287)	(2)	$2,721		$1,560	$2,305
Net income (loss) per share (1)	$(1.54)								$0.02
_________________________

(1)
GAAP net loss per share calculated based on 144,306 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 150,537 diluted weighted-average shares of common stock, which includes 6,231 potentially dilutive shares related to employee stock awards. GAAP to non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.

(2)	Includes $4.1 million of interest expense related to the financing lease obligation.

(3)	Represents the partial release of the valuation allowance due to acquisition.

(4)	Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 20%.

Components of Operating Results

Revenues

License revenues.  License revenues reflect the revenues recognized from sales of licenses to new customers and additional licenses to existing customers, including sales from the renewal of term licenses. We are focused on acquiring new customers and increasing revenues from our existing customers as they realize the value of our software by indexing higher volumes of machine data and expanding the use of our software through additional use cases and broader deployment within their organizations. Our license revenues consist of revenues from term licenses and perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. In addition, seasonal trends that contribute to increased sales activity in the fourth fiscal quarter often result in lower sequential revenues in the first fiscal quarter, and we expect this trend to continue. We continue to rapidly shift our revenue mix from sales of perpetual licenses in favor of term licenses and cloud subscriptions as we transition to a renewable model, and anticipate this transition to be substantially complete by the end of fiscal year 2020.

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

•
Cloud services revenues. Cloud services allow customers to use hosted software over the contract period without taking possession of the software. We recognize the revenues associated with our cloud services ratably over the associated subscription term.

We expect revenues from cloud services to continue to increase as a percentage of total revenue as we continue our transition to a renewable model. We use Annual Recurring Revenue (“ARR”) to assess the growth and momentum of our cloud services. ARR represents the annualized revenue run-rate of active subscription contracts at the end of a reporting period. Subscription contracts are annualized by dividing the total contract value by the number of days in the subscription term and then multiplying by 365. Cloud services ARR was $300.6 million as of July 31, 2019.

•
Professional services and training revenues. We have a professional services organization focused on helping our customers deploy our software in highly complex operational environments and train their personnel. Training and professional services have stated billing rates per service hour or are provided on a subscription basis, accordingly, revenues are recognized as services are delivered or ratably over the subscription period. Professional services and training revenues as a percentage of total revenues, were 8% and 9% during the three months ended July 31, 2019 and 2018, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

Operating Expenses

Our operating expenses are classified into three categories: research and development, sales and marketing and general and administrative. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses, commissions as applicable, stock-based compensation and related expenses such as employer taxes. Operating expenses also include allocated overhead costs for depreciation of equipment, facilities and IT. Allocated costs for facilities include costs for compensation of our facilities personnel, leasehold improvements and rent. Our allocated costs for IT include costs for compensation of our IT personnel, costs associated with our IT infrastructure and software subscriptions. Operating expenses are generally recognized as incurred.

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

Sales and marketing.  Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing and business development personnel, commissions earned by our sales personnel, and the cost of marketing and business development programs, including advertising programs to promote our brand and awareness, demand generating activities, and customer events. We expect that sales and marketing expenses will continue to increase, in absolute dollars, as we continue to hire additional personnel and invest in marketing programs.

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

Condensed Consolidated Statements of Operations Data

(In thousands and as % of revenues)	Three Months Ended July 31,				Six Months Ended July 31,
	2019		2018		2019		2018
Revenues
License	$279,279	54.1%	$200,668	51.7%	$482,141	51.2%	$339,643	48.5%
Maintenance and services	237,279	45.9	187,635	48.3	459,267	48.8	360,299	51.5
Total revenues	516,558	100.0	388,303	100.0	941,408	100.0	699,942	100.0
Cost of revenues
License (1)	5,936	2.1	5,671	2.8	11,618	2.4	10,795	3.2
Maintenance and services (1)	92,372	38.9	78,077	41.6	182,513	39.7	150,923	41.9
Total cost of revenues	98,308	19.0	83,748	21.6	194,131	20.6	161,718	23.1
Gross profit	418,250	81.0	304,555	78.4	747,277	79.4	538,224	76.9
Operating expenses
Research and development	134,110	26.0	106,739	27.5	263,400	28.0	193,096	27.6
Sales and marketing	298,773	57.8	243,830	62.7	577,734	61.4	461,866	66.0
General and administrative	72,264	14.0	57,844	14.9	138,026	14.7	108,586	15.5
Total operating expenses	505,147	97.8	408,413	105.1	979,160	104.1	763,548	109.1
Operating loss	(86,897)	(16.8)	(103,858)	(26.7)	(231,883)	(24.7)	(225,324)	(32.2)
Interest and other income (expense), net
Interest income	16,415	3.2	3,564	0.9	32,761	3.5	6,751	1.0
Interest expense	(24,104)	(4.7)	(2,058)	(0.5)	(47,121)	(5.0)	(4,131)	(0.6)
Other income (expense), net	(654)	(0.1)	(336)	(0.1)	(1,193)	(0.1)	(471)	(0.1)
Total interest and other income (expense), net	(8,343)	(1.6)	1,170	0.3	(15,553)	(1.6)	2,149	0.3
Loss before income taxes	(95,240)	(18.4)	(102,688)	(26.4)	(247,436)	(26.3)	(223,175)	(31.9)
Income tax provision (benefit)	5,632	1.1	811	0.2	8,865	0.9	(1,177)	(0.2)
Net loss	$(100,872)	(19.5)%	$(103,499)	(26.6)%	$(256,301)	(27.2)%	$(221,998)	(31.7)%
_________________________

(1)	Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended July 31, 2019 and 2018

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

Three Months Ended July 31, 2019 and 2018
Total revenues increased $128.3 million, or 33.0%, primarily due to the following:

+	increase of $78.6 million, or 39.2%, in license revenues

+	increase of $49.6 million, or 26.5%, in maintenance and services revenues

+	increase in the total number of orders greater than $1.0 million from 61 to 93

+	increase in the total number of customers from approximately 16,000 to over 18,000

Cost of Revenues and Gross Margin
(Dollars in millions)

Three Months Ended July 31, 2019 and 2018
Total cost of revenues increased $14.6 million, or 17.4%. License cost of revenues increased $0.3 million, or 4.7%, due to an increase in amortization expense related to acquired intangible assets. Maintenance and services cost of revenues increased $14.3 million, or 18.3%, primarily due to the following:

+	increase of $7.1 million in salaries and benefits, which includes a $1.5 million increase in stock-based compensation expense due to increased headcount

+	increase of $2.6 million in third-party hosting fees to support our cloud services

+	increase of $2.2 million related to third-party consulting services

Total gross margin increased primarily due to the improved margins of our cloud business. In addition, total gross margin benefited from a shift in the overall revenue mix in favor of license revenues.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Three Months Ended July 31, 2019 and 2018
Research and development expense increased $27.4 million, or 25.6%, primarily due to the following:

+	increase of $23.1 million in salaries and benefits, which includes a $6.9 million increase in stock-based compensation expense as we increased headcount

+	increase of $2.5 million in overhead expenses, primarily related to rent expense

Sales and Marketing Expense

Three Months Ended July 31, 2019 and 2018

Sales and marketing expense increased $54.9 million, or 22.5%, primarily due to the following:

+	increase of $36.2 million in salaries and benefits, which includes a $3.5 million increase in stock-based compensation expense as we increased headcount to expand our field sales organization

+	increase of $8.8 million in marketing expenses

+	increase of $6.3 million in overhead expenses, primarily related to rent expense

+	increase of $2.1 million in travel-related expenses

General and Administrative Expense

Three Months Ended July 31, 2019 and 2018
General and administrative expense increased $14.4 million, or 24.9%, primarily due to the following:

+	increase of $12.5 million in salaries and benefits, which includes a $6.1 million increase in stock-based compensation expense as we increased headcount

Interest and Other Income (Expense), net

	Three Months Ended July 31,
(In thousands)	2019	2018
Interest and other income (expense), net
Interest income	$16,415	$3,564
Interest expense	(24,104)	(2,058)
Other income (expense), net	(654)	(336)
Total interest and other income (expense), net	$(8,343)	$1,170

Three Months Ended July 31, 2019 and 2018
Interest and other income (expense), net reflects a net increase in expense of $9.5 million, primarily due to an increase in interest expense related to the issuance of our convertible senior notes in the third quarter of fiscal 2019, partially offset by an increase in interest income from our investments.

Income Tax Provision

	Three Months Ended July 31,
(In thousands)	2019	2018
Income tax provision	$5,632	$811

Three Months Ended July 31, 2019 and 2018
The increase in income tax expense was primarily due to an increase in federal tax expense as a result of the Base Erosion Anti-Abuse Tax (“BEAT”).

Comparison of the Six Months Ended July 31, 2019 and 2018

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

Six Months Ended July 31, 2019 - 2018
Total revenues increased $241.5 million, or 34.5%, primarily due to the following:

+	increase of $142.5 million, or 42.0%, in license revenues

+	increase of $99.0 million, or 27.5%, in maintenance and services revenues

+	increase in the total number of orders greater than $1.0 million from 104 to 139

+	increase in the total number of customers from 16,000 to over 18,000

Cost of Revenues and Gross Margin
(Dollars in millions)

Six Months Ended July 31, 2019 - 2018
Total cost of revenues increased $32.4 million, or 20.0%. License cost of revenues increased $0.8 million, or 7.6%, due to an increase in amortization expense related to acquired intangible assets. Maintenance and services cost of revenues increased $31.6 million, or 20.9%, primarily due to the following:

+	increase of $16.9 million in salaries and benefits expense, which includes a $3.5 million increase in stock-based compensation expense due to increased headcount

+	increase of $6.3 million related to third-party hosting fees to support our cloud services

+	increase of $4.0 million related to third-party consulting services

+	increase of $1.8 million in overhead expenses, primarily related to rent expense

Total gross margin increased primarily due to the improved margins of our cloud business. In addition, total gross margin benefited from a shift in the overall revenue mix in favor of license revenues.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Six Months Ended July 31, 2019 - 2018
Research and development expense increased $70.3 million, or 36.4%, primarily due to the following:

+	increase of $59.6 million in salaries and benefits, which includes $21.7 million increase in stock-based compensation expense as we increased headcount

+	increase of $5.8 million in overhead expenses, primarily related to rent expense

+	increase of $3.0 million in third-party hosting fees to support our product development efforts

Sales and Marketing Expense

Six Months Ended July 31, 2019 - 2018
Sales and marketing expense increased $115.9 million, or 25.1%, primarily due to the following:

+
increase of $85.7 million in salaries and benefits, which includes a $10.7 million increase in stock-based compensation expense as we increased headcount and experienced higher commission expense as a result of increased customer orders

+	increase of $12.7 million in marketing expenses

+	increase of $11.9 million in overhead expenses, primarily related to rent expense

General and Administrative Expense

Six Months Ended July 31, 2019 - 2018
General and administrative expense increased $29.4 million, or 27.1%, primarily due to the following:

+	increase of $23.7 million in salaries and benefits, which includes a $10.5 million increase in stock-based compensation expense as we increased headcount

+	increase of $3.1 million in overhead expenses, primarily related to rent expense

Interest and Other Income (Expense), net

	Six Months Ended July 31,
(In thousands)	2019	2018
Interest and other income (expense), net
Interest income	$32,761	$6,751
Interest expense	(47,121)	(4,131)
Other income (expense), net	(1,193)	(471)
Total interest and other income (expense), net	$(15,553)	$2,149

Six Months Ended July 31, 2019 - 2018
Interest and other income (expense), net reflects a net increase in expense of $17.7 million primarily due to an increase in interest expense related to the issuance of our convertible senior notes in the third quarter of fiscal 2019, partially offset by an increase in interest income from our investments.

Income Tax Provision (Benefit)

	Six Months Ended July 31,
(In thousands)	2019	2018
Income tax provision (benefit)	$8,865	$(1,177)

Six Months Ended July 31, 2019 - 2018

The increase in income tax expense was primarily due to an increase in federal tax expense as a result of BEAT and the absence of the partial release of the valuation allowance as a result of a prior year acquisition.

Liquidity and Capital Resources

(In thousands)	July 31, 2019	January 31, 2019
Cash and cash equivalents	$1,672,005	$1,876,165
Investments, current	903,864	881,220
Investments, non-current	94,009	110,588

(Dollars in millions)

Our principal sources of liquidity are our cash and cash equivalents, investments and net accounts receivable. As of July 31, 2019, we had $2.67 billion of cash, cash equivalents and investments of which $50.2 million was held by foreign subsidiaries. We believe that these funds, will be sufficient to meet our anticipated cash needs for at least the next 12 months, including our recently announced acquisitions of SignalFx, Inc. and Omnition. We expect both acquisitions to close in the second half of fiscal 2020. We intend to continue to focus our capital expenditures for the remainder of fiscal 2020 to support the growth in our operations, including acquisition-related activities.

We continue to rapidly shift our revenue mix from sales of perpetual licenses in favor of term licenses and cloud subscriptions as we transition to a renewable model, and anticipate this transition to be substantially complete by the end of fiscal year 2020. We have shifted from generally invoicing our multi-year term license contracts upfront to invoicing on an annual basis. Accordingly, we expect that the timing of our cash collections will be over a longer period of time than it has been historically, which will negatively impact operating cash flows through at least the remainder of fiscal year 2020.

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

In September 2018, we issued $2.13 billion aggregate principal amount of convertible senior notes, which includes $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (collectively, the “Notes”). In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The premiums paid for the purchase of the Capped Calls were $274.3 million. Refer to Note 7 of our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

Six Months Ended July 31, 2019 - 2018
Net cash used in operating activities was $93.9 million for the six months ended July 31, 2019 compared to net cash provided by operating activities of $110.0 million from the prior year. The increase in net cash used in operating activities was primarily due to the following:

-	increase in accounts receivable due to the shift in our business model to renewable contracts

-	increase in payments for prepaid expenses

-	reduction in deferred revenue

-	increase in payments for accrued compensation

The increase in net cash used in operating activities was partially offset by a reduction in payments for accrued expenses and other liabilities.

Six Months Ended July 31, 2018 - 2017
Net cash provided by operating activities was $110.0 million for the six months ended July 31, 2018 compared to $64.5 million from the prior year. The increase in net cash provided by operating activities was primarily due to:

+	increase in collections from accounts receivable

The increase in net cash provided by operating activities was partially offset by a reduction in deferred revenue, an increase in payments for deferred commissions and an increase in payments for prepaid expenses.

Investing Activities

Six Months Ended July 31, 2019 - 2018
Net cash used in investing activities was $25.8 million for the six months ended July 31, 2019 compared to $258.6 million from the prior year. The reduction in net cash used in investing activities was primarily related to a decrease of $394.9 million in cash purchase price paid, net of cash acquired, for acquisitions, partially offset by a reduction of $146.7 million in purchases of investments, net of maturities.

Six Months Ended July 31, 2018 - 2017
Net cash used in investing activities was $258.6 million for the six months ended July 31, 2018 compared to $28.2 million from the prior year. The increase in net cash used in investing activities was primarily related to an increase of $377.7 million in cash purchase price paid, net of cash acquired, from our acquisitions of Phantom and VictorOps. This outflow was partially offset by a reduction of $151.0 million in purchases of investments, net of maturities.

Financing Activities

Six Months Ended July 31, 2019 - 2018
Net cash used in financing activities was $82.7 million for the six months ended July 31, 2019 compared to net cash provided by financing activities of $23.6 million from the prior year. The increase in net cash used in financing activities was primarily due to an increase of $116.9 million in taxes paid related to net share settlement of equity awards, partially offset by an increase of $10.3 million in proceeds from our employee stock purchase plan.

Six Months Ended July 31, 2018 - 2017
Net cash provided by financing activities was $23.6 million for the six months ended July 31, 2018 compared to net cash used in financing activities of $38.7 million from the prior year. The increase in net cash provided by financing activities was primarily due to a decrease of $58.3 million in taxes paid related to net share settlement of equity awards.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended January 31, 2019 except for those disclosed in Notes 3 and 4 of our accompanying Notes to Condensed Consolidated Financial Statements in Part 1, Item 1, “Financial Information” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the six months ended July 31, 2019 and 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts as of July 31, 2019. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our revenues, operating margins, cash flows and other operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into agreements for term licenses and agreements for our cloud services. Our business model has been shifting rapidly and continues to shift from sales of perpetual licenses in favor of sales of term licenses and subscription agreements for our cloud services, as well as increased annual invoicing. This transition may give rise to a number of risks, including a longer period over which we collect cash from customers, which has a negative impact on our operating cash flows, and a change in the timing of our recognition of revenue. In particular, while we historically have generally invoiced and collected cash upfront from our customers for perpetual and multi-year term license agreements, we have shifted to annual invoicing of multi-year term licenses in connection with our business model transition. As a result, we expect that the timing of our cash collections will be over a longer period of time than it has been historically. If we do not successfully execute this transition, our business and future operating results could be adversely affected.

We generally recognize term license revenues, in addition to perpetual license revenues, upfront and recognize revenues associated with our cloud services ratably over the term of the agreement. At the beginning of each period, we cannot predict the ratio of orders with revenues that will be recognized upfront and those with revenues that will be recognized ratably that we will enter into during the quarter. Our operating margins, cash flows and other operating results and our business model could also be significantly impacted by shifts over time in the percentage of term licenses and agreements for our cloud services we receive for our offerings and the duration of these types of agreements for our offerings. Term licenses and cloud services agreements have shorter contract duration than perpetual licenses, and the transition to a renewable model could cause fluctuations in our operating results. In addition, the size of our licenses and orders varies greatly. A single, large term or perpetual license in a given period could distort our operating results, and a decline in larger orders in any given period could adversely affect our revenues and operating results. The timing and size of large orders are often hard to predict in any particular period. Further, a portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including agreements for our cloud services and maintenance and support agreements. Consequently, a decline in business from such ratably recognized agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance.

We may not be able to accurately predict our future revenues or results of operations. For example, although our shift to a renewable model will generate recurring revenue and cash flows that are expected to be more predictable over time, we may not be able to accurately forecast our revenue, cash flows and other financial results in the near term due to a number of variables, including the timing of our collection of cash, increased annual invoicing, revenue mix and the timing of revenue recognition. As a further example, on average, approximately half of the revenues we currently recognize each quarter are attributable to sales made in that same quarter with the balance of the revenues being attributable to sales made in prior quarters. As a result, our ability to forecast revenues on a quarterly or longer-term basis is limited. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are expected to be relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter.

Periodically, we evaluate our pricing models and practices based on our evolving business model. Any changes to our pricing models may give rise to a number of risks, including without limitation, customers declining to purchase or renew licenses under such pricing models, which could negatively impact our revenue, business and financial results.

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

•
the mix of revenues attributable to term and perpetual licenses, agreements for our cloud services, enterprise adoption agreements, maintenance and professional services and training, which may impact our revenue, deferred revenue, cash collections, billings, remaining performance obligations, gross margins and operating income;

•	the renewal and usage rates of our customers;

•	changes in the competitive dynamics of our market;

•	changes in customers’ budgets and in the timing of their purchasing decisions;

•	changes in our pricing policies or those of our competitors;

•	changes to our invoicing practices;

•	customers delaying purchasing decisions in anticipation of new offerings or software enhancements by us or our competitors;

•	customer acceptance of and willingness to pay for new versions of our offerings or new solutions for specific product and end markets;

•	our ability to successfully introduce and monetize new offerings and licensing and service models for our new offerings;

•	network outages or actual or perceived security breaches;

•	the availability and performance of our cloud services, including Splunk Cloud;

•	our ability to control costs, including our operating expenses;

•	changes in laws and regulations that impact our business;

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As of July 31, 2019, approximately 31% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

Although our offerings target the new and emerging market for software and cloud services that provide operational intelligence, we compete against a variety of large cloud service providers and software vendors, as well as smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•
large cloud service providers, as well as small, specialized vendors, that provide complementary and competitive solutions in enterprise data analytics, security offerings, log aggregation and management, data warehousing, orchestration, automation, incident response and big data technologies that may compete with our offerings;

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

We employ multiple, unique and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise and Splunk Light based on their estimated peak daily indexing capacity. In addition, Splunk Cloud is generally priced based on peak daily indexing capacity and data storage, while Splunk User Behavior Analytics is priced by the number of monitored user and system accounts. We offer both term and perpetual licensing options for on-premises offerings, as well as a subscription model for cloud services, which each have different payment schedules, and depending on the mix of such licenses and cloud subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. As the amount of machine data within our customers’ organizations grows, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. While we introduced enterprise adoption agreements to provide pricing predictability to our customers, our customers may not find this type of license attractive. We have also introduced and expect to continue to introduce variations to our pricing models, including but not limited to, predictive pricing programs, infrastructure-based pricing, user-based pricing and other pricing programs that provide broader usage and cost predictability as well as tiered pricing based on deployment models, data source types, compute and storage units and customer environments. Although we believe that these pricing models will drive net new customers, increase customer adoption and support our transition to a renewable model, it is possible that they will not and may potentially cause confusion with our customers, which could negatively impact our revenue, business and financial results.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $1.48 billion at July 31, 2019. Because the market for our offerings continues to evolve and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

During the three months ended July 31, 2019, we derived approximately 32% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

We derive a portion of our revenues from contracts with federal, state, local and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. Factors that could impede our ability to maintain or increase the amount of revenues derived from government contracts, include:

•	changes in fiscal or contracting policies;

•	decreases in available government funding;

•	changes in government programs or applicable requirements;

•	changes in government sanctions programs and related policies;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	noncompliance with contract provisions or government procurement or other applicable regulations;

•	ability to maintain facility clearances required to perform on classified contracts for U.S. federal government agencies, or to maintain security clearances for our employees;

•	changes to government certification requirements;

•	ability to achieve or maintain one or more government certifications, including the U.S. Federal Risk and Authorization Management Program (“FedRAMP”);

•	an extended government shutdown or other potential delays or changes in the government appropriations or other funding authorization processes; and

•	delays in the payment of our invoices by government payment offices.

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

Data privacy and information security have become significant issues in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for privacy and information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of personal information. For example, in June 2018, California enacted the California Consumer Privacy Act (“CCPA”) that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA was amended in September 2018, and it is possible that it will be amended again before it goes into effect. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy or data protection legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (“IP”) addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, a new EU data protection regime, the General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and, in addition to imposing stringent obligations relating to data protection and information security, authorizes fines up to 4% of global annual revenue or €20 million, whichever is greater, for some types of violations. We have self-certified to the EU-U.S. and the Swiss-U.S. Privacy Shield Frameworks developed by the U.S. Department of Commerce and the European Commission to provide U.S. companies with a valid data transfer mechanism under EU and Swiss law to permit them to transfer personal data from the European Union or Switzerland to the United States. The EU-U.S. and Swiss-U.S. Privacy Shield Frameworks are subject to annual review. The EU-U.S. Privacy Shield Framework and model contractual clauses approved by the European Commission, which we also use in our business to address certain cross-border data transfers, each have faced challenges in European courts, and may be further challenged, suspended or invalidated. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU (“Brexit”). The United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, but Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated post-Brexit. Our EMEA headquarters is in London, causing this uncertainty to be particularly significant to our operations. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services. Complying with the GDPR or other laws, regulations, or other obligations relating to privacy, data protection, data localization or information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results.

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

In addition to government regulation, privacy advocates and industry groups may propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. Because privacy, data protection and data security are critical competitive factors in our industry, we may make statements on our website, in marketing materials, or in other settings about our data security measures and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, standards, contractual obligations and other obligations relating to privacy and data protection are still uncertain, it is possible that these laws, standards, contractual obligations and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management practices, our privacy, data protection, or data security policies or procedures, or the features of our offerings. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our offerings, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new offerings and features could be limited. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our offerings. Any inability to adequately address privacy, data protection or information security-related concerns, even if unfounded, or to successfully negotiate privacy, data protection or information security-related contractual terms with customers, or to comply with applicable laws, regulations and policies relating to privacy, data protection, and information security, could result in additional cost and liability to us, damage our reputation, inhibit sales, slow our sales cycles, and adversely affect our business. Privacy and personal information security concerns, whether valid or not valid, may inhibit market adoption of our offerings particularly in certain industries and foreign countries.

If we are unable to attract and retain leadership and key personnel, our business could be adversely affected.

We depend on the continued contributions of our leadership, senior management and other key personnel, the loss of whom could adversely affect our business. We recently announced the appointment of Jason Child as our Senior Vice President and Chief Financial Officer. Our future success depends in part on our ability to successfully transition our new chief financial officer. With any change in leadership, there is a risk to organizational effectiveness and employee retention as well as the potential for disruption to our business. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time. We do not maintain a key-person life insurance policy on any of our officers or other employees.

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

From time to time, we may choose to expand by making acquisitions that could be material to our business, results of operations, financial condition and cash flows. For example, we recently announced the acquisitions of SignalFx, Inc., a privately held SaaS provider of real-time monitoring and metrics for cloud infrastructure, microservices and applications, and Omnition, which develops a platform for distributed tracing and application monitoring. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

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

•
our business model shift from sales of perpetual licenses in favor of sales of term licenses and subscriptions for our cloud services, as well as increased annual invoicing, including the associated change in the timing of our revenue recognition and our collection of cash and the impact on our operating results;

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

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT
INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 5, 2019

SPLUNK INC.

	By:	/s/ Jason Child
Jason Child
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)