Form 10-Q
period 2019-10-31
SPLUNK INC
filed 2019-12-04
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2019

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

There were 155,969,418 shares of the Registrant’s Common Stock issued and outstanding as of November 26, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	October 31, 2019	January 31, 2019
Assets
Current assets
Cash and cash equivalents	$873,470	$1,876,165
Investments, current	948,352	881,220
Accounts receivable, net	638,050	469,658
Prepaid expenses and other current assets	103,238	73,197
Deferred commissions, current	84,530	78,223
Total current assets	2,647,640	3,378,463
Investments, non-current	66,933	110,588
Operating lease right-of-use assets	278,261	—
Property and equipment, net	125,626	158,276
Intangible assets, net	248,997	91,622
Goodwill	1,278,456	503,388
Deferred commissions, non-current	67,842	64,766
Other assets	356,042	193,140
Total assets	$5,069,797	$4,500,243
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,026	$20,418
Accrued compensation	215,224	226,061
Accrued expenses and other liabilities	203,521	125,641
Deferred revenue, current	689,877	673,018
Total current liabilities	1,136,648	1,045,138
Convertible senior notes, net	1,693,951	1,634,474
Operating lease liabilities	246,977	—
Deferred revenue, non-current	165,723	204,929
Other liabilities, non-current	381	95,245
Total non-current liabilities	2,107,032	1,934,648
Total liabilities	3,243,680	2,979,786
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 155,900,867 shares issued and outstanding at October 31, 2019, and 149,167,298 shares issued and outstanding at January 31, 2019	155	149
Accumulated other comprehensive loss	(3,161)	(2,506)
Additional paid-in capital	3,367,866	2,754,858
Accumulated deficit	(1,538,743)	(1,232,044)
Total stockholders’ equity	1,826,117	1,520,457
Total liabilities and stockholders’ equity	$5,069,797	$4,500,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share amounts)	2019	2018	2019	2018
Revenues
License	$373,684	$279,603	$855,825	$619,246
Maintenance and services	252,652	201,380	711,919	561,679
Total revenues	626,336	480,983	1,567,744	1,180,925
Cost of revenues (1)
License	5,796	5,922	17,414	16,717
Maintenance and services	102,023	83,303	284,536	234,226
Total cost of revenues	107,819	89,225	301,950	250,943
Gross profit	518,517	391,758	1,265,794	929,982
Operating expenses (1)
Research and development	158,887	117,722	422,287	310,818
Sales and marketing	319,023	264,223	896,757	726,089
General and administrative	88,092	59,819	226,118	168,405
Total operating expenses	566,002	441,764	1,545,162	1,205,312
Operating loss	(47,485)	(50,006)	(279,368)	(275,330)
Interest and other income (expense), net
Interest income	12,612	8,571	45,373	15,322
Interest expense	(24,406)	(12,270)	(71,527)	(16,401)
Other income (expense), net	(215)	(186)	(1,408)	(657)
Total interest and other income (expense), net	(12,009)	(3,885)	(27,562)	(1,736)
Loss before income taxes	(59,494)	(53,891)	(306,930)	(277,066)
Income tax provision (benefit)	(1,855)	1,814	7,010	637
Net loss	$(57,639)	$(55,705)	$(313,940)	$(277,703)

Basic and diluted net loss per share	$(0.38)	$(0.38)	$(2.08)	$(1.91)

Weighted-average shares used in computing basic and diluted net loss per share	152,404	146,391	150,659	145,015

_________________________

(1)	Amounts include stock-based compensation expense, as follows:

Cost of revenues	$10,426	$8,867	$31,710	$26,618
Research and development	45,003	35,088	126,722	95,101
Sales and marketing	50,743	45,280	150,018	133,874
General and administrative	26,680	18,449	70,478	51,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2019	2018	2019	2018
Net loss	$(57,639)	$(55,705)	$(313,940)	$(277,703)
Other comprehensive gain (loss)
Net unrealized gain (loss) on investments (net of tax)	1,002	(265)	2,044	442
Foreign currency translation adjustments	(679)	(1,588)	(2,699)	(5,181)
Total other comprehensive gain (loss)	323	(1,853)	(655)	(4,739)
Comprehensive loss	$(57,316)	$(57,558)	$(314,595)	$(282,442)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended October 31,
(In thousands)	2019	2018
Cash flows from operating activities
Net loss	$(313,940)	$(277,703)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46,079	37,946
Amortization of deferred commissions	75,078	55,592
Amortization of investment premiums (accretion of discounts)	(7,969)	(1,852)
Amortization of debt discount and issuance costs	59,477	8,491
Stock-based compensation	378,928	307,345
Deferred income taxes	(398)	(427)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(165,735)	100,873
Prepaid expenses and other assets	(190,037)	(62,784)
Deferred commissions	(84,461)	(80,716)
Accounts payable	(1,129)	6,771
Accrued compensation	(12,821)	36,577
Accrued expenses and other liabilities	18,966	10,498
Deferred revenue	(30,843)	28,475
Net cash provided by (used in) operating activities	(228,805)	169,086
Cash flows from investing activities
Purchases of investments	(815,685)	(810,264)
Maturities of investments	805,971	525,126
Acquisitions, net of cash acquired	(576,296)	(394,910)
Purchases of property and equipment	(53,524)	(15,177)
Other investment activities	(3,750)	(5,119)
Net cash used in investing activities	(643,284)	(700,344)
Cash flows from financing activities
Proceeds from the exercise of stock options	624	1,695
Proceeds from employee stock purchase plan	34,482	24,201
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	2,106,225
Purchase of capped calls	—	(274,275)
Taxes paid related to net share settlement of equity awards	(164,160)	(779)
Repayment of financing lease obligation	—	(1,862)
Net cash provided by (used in) financing activities	(129,054)	1,855,205
Effect of exchange rate changes on cash and cash equivalents	(1,552)	(1,778)
Net increase (decrease) in cash and cash equivalents	(1,002,695)	1,322,169
Cash and cash equivalents at beginning of period	1,876,165	545,947
Cash and cash equivalents at end of period	$873,470	$1,868,116

Supplemental disclosures
Cash paid for income taxes	$16,629	$5,630
Cash paid for interest	15,761	6,161
Non-cash investing activities
Equity consideration for acquisitions	363,139	—
Increase (decrease) in accrued purchases of property and equipment	11,853	(295)
Costs related to issuance of convertible senior notes included in accounts payable and accrued expenses and other liabilities	—	930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2019	2018	2019	2018
Common stock
Balance, beginning of period	$151	$146	$149	$143
Issuance of restricted stock awards	1	—	1	1
Vesting of restricted stock units	—	2	2	4
Issuance of common stock	3	—	3	—
Balance, end of period	$155	$148	$155	$148
Additional paid-in capital
Balance, beginning of period	$2,918,277	$2,327,885	$2,754,858	$2,086,893
Stock-based compensation	132,852	107,681	378,928	307,345
Issuance of common stock upon exercise of options	68	340	622	1,693
Issuance of common stock from acquisitions	344,569	—	344,569	—
Fair value of replacement equity awards attributable to pre-acquisition service	18,567	—	18,567	15,776
Taxes paid related to net share settlement of equity awards	(46,467)	—	(164,160)	—
Issuance of common stock upon ESPP purchase	—	—	34,482	24,199
Equity component of convertible senior notes, net	—	498,841	—	498,841
Purchase of capped calls	—	(274,275)	—	(274,275)
Balance, end of period	$3,367,866	$2,660,472	$3,367,866	$2,660,472
Accumulated other comprehensive loss
Balance, beginning of period	$(3,484)	$(2,730)	$(2,506)	$156
Unrealized gain (loss) from investments	1,002	(265)	2,044	442
Net change in cumulative translation adjustments	(679)	(1,588)	(2,699)	(5,181)
Balance, end of period	$(3,161)	$(4,583)	$(3,161)	$(4,583)
Accumulated deficit
Balance, beginning of period	$(1,481,104)	$(1,178,465)	$(1,232,044)	$(955,871)
Cumulative-effect adjustment from adoption of ASU 2016-02	—	—	7,241	—
Cumulative-effect adjustment from adoption of ASU 2016-16	—	—	—	(596)
Net loss	(57,639)	(55,705)	(313,940)	(277,703)
Balance, end of period	$(1,538,743)	$(1,234,170)	$(1,538,743)	$(1,234,170)

Total stockholders’ equity	$1,826,117	$1,421,867	$1,826,117	$1,421,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Description of the Business and Significant Accounting Policies

Business

Splunk Inc. (“we,” “us,” “our”) provides innovative software solutions that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our offerings enable users to investigate, monitor, analyze and act on data at any scale. Our offerings address large and diverse data sets commonly referred to as big data. Data is produced by nearly every software application and electronic device across an organization and contains a real-time record of various activities, such as transactions, customer and user behavior, and security threats. Our offerings help users derive new insights from data that can be used to, among other things, improve service levels, reduce operational costs, mitigate security risks, demonstrate and maintain compliance, and drive better business decisions. We were incorporated in California in October 2003 and reincorporated in Delaware in May 2006.

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

Our operating lease assets are included in “Operating lease right-of-use assets” and the current and non-current portions of our operating lease liabilities are included in “Accrued expenses and other liabilities” and “Operating lease liabilities,” respectively, on our condensed consolidated balance sheets. As of October 31, 2019, we had no finance leases. Refer to Note 4 “Leases” for details.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	October 31, 2019				January 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$136,491	$—	$—	$136,491	$46,311	$—	$—	$46,311
U.S. treasury securities	—	846,169	—	846,169	—	980,940	—	980,940
Corporate bonds	—	142,033	—	142,033	—	—	—	—
Commercial paper	—	12,464	—	12,464	—	—	—	—
Other	—	—	4,500	4,500	—	—	4,744	4,744
Reported as:
Assets:
Cash and cash equivalents				$136,491				$46,311
Investments, current				948,352				881,220
Investments, non-current				56,814				104,463
Total				$1,141,657				$1,031,994

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

We invest in U.S. treasury securities, corporate bonds and commercial paper, which we have classified as available-for-sale investments. The following table presents our available-for-sale investments as of October 31, 2019:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$844,801	$1,382	$(14)	$846,169
Corporate bonds	89,383	338	(2)	89,719
Commercial paper	12,447	17	—	12,464
Investments, non-current:
Corporate bonds	51,855	459	—	52,314
Total available-for-sale investments	$998,486	$2,196	$(16)	$1,000,666

The following table presents our available-for-sale investments as of January 31, 2019:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$881,206	$131	$(117)	$881,220
Investments, non-current:
U.S. treasury securities	99,597	134	(11)	99,720
Total available-for-sale investments	$980,803	$265	$(128)	$980,940

The following table presents the fair values and unrealized losses of our available-for-sale investments, classified by length of time that the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
October 31, 2019
U.S. treasury securities	$35,116	$(14)	$—	$—	$35,116	$(14)
Corporate bonds	7,505	(2)	—	—	7,505	(2)
January 31, 2019
U.S. treasury securities	$582,761	$(128)	$—	$—	$582,761	$(128)

As of October 31, 2019 and January 31, 2019, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments are as follows:

(In thousands)	October 31, 2019
Due within one year	$948,352
Due within one to two years	52,314
Total	$1,000,666

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

Equity Investments

Our equity investments are reported in “Investments, non-current” on our condensed consolidated balance sheets. The following table provides a summary of our equity investments:

(In thousands)	October 31, 2019	January 31, 2019
Equity investments without readily determinable fair values	$8,244	$5,000
Equity investments under the equity method of accounting	1,875	1,125
Total	$10,119	$6,125

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts as of October 31, 2019. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)    Leases

We have operating leases for office space and data centers. We use the office space for our business operations, sales, support and product development.

Operating lease costs were $12.6 million and $35.0 million, excluding short-term leases and sublease income, which were immaterial, during the three and nine months ended October 31, 2019, respectively. Rent expense recognized prior to our adoption of Topic 842 was $6.3 million and $18.5 million during the three and nine months ended October 31, 2018, respectively.

Our lease term and the discount rate related to our operating lease right-of-use assets and related lease liabilities are as follows:

October 31, 2019
Weighted-average remaining lease term (in years)	8.18
Weighted-average discount rate	5.98%

As of October 31, 2019, the maturity of lease liabilities under our non-cancelable operating leases were as follows:

Fiscal Period (In thousands)	Future Payments (1)
Remaining fiscal 2020	$12,469
Fiscal 2021	54,971
Fiscal 2022	54,599
Fiscal 2023	47,639
Fiscal 2024	36,659
Thereafter	175,752
Total lease payments	382,089
Less imputed interest	(84,173)
Total current and non-current operating lease liabilities (2)	$297,916
_________________________

(1)	Amounts based on Topic 842, Leases, which we adopted on February 1, 2019.

(2)	The current portion of our operating lease liabilities is included in “Accrued expenses and other liabilities” on our condensed consolidated balance sheets.

As of October 31, 2019, we have entered into leases, primarily for office space that have not yet commenced, with future lease payments of $190.9 million that are not reflected in the above. These leases will commence between fiscal 2020 to 2021 with non-cancelable lease terms of 3 to 11 years.

Prior to our adoption of Topic 842, we entered into a lease which was accounted for under build-to-suit lease accounting. As of January 31, 2019, $76.2 million of our build-to-suit lease asset was included in “Property and equipment, net” and the related $83.4 million financing lease obligation was included in “Other liabilities, non-current” on our condensed consolidated balance sheets. Upon the adoption of Topic 842, we derecognized our build-to-suit asset and related liabilities and recorded the difference of $7.2 million as a decrease to accumulated deficit at February 1, 2019. Under Topic 842, this lease was classified as an operating lease and was included within the operating lease right-of-use assets and liabilities on our condensed consolidated balance sheets as of October 31, 2019.

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

Supplemental Disclosures

Nine Months Ended
(In thousands)	October 31, 2019
Cash paid for operating lease liabilities	$29,208
Operating lease liabilities arising from obtaining right-of-use assets	99,167

(5)    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

(In thousands)	October 31, 2019	January 31, 2019
Computer equipment and software	$90,433	$79,887
Furniture and fixtures	24,900	18,872
Leasehold and building improvements (1)	127,142	79,064
Building (2)	—	82,250
Property and equipment, gross	242,475	260,073
Less: accumulated depreciation and amortization	(116,849)	(101,797)
Property and equipment, net	$125,626	$158,276

_________________________

(1)	Includes costs related to assets not yet placed into service of $45.3 million and $11.3 million, as of October 31, 2019 and January 31, 2019, respectively.

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

Depreciation and amortization expense of Property and equipment, net was $8.6 million and $6.7 million for the three months ended October 31, 2019 and 2018, respectively, and $21.5 million and $19.8 million for the nine months ended October 31, 2019 and 2018, respectively.

Geographic Information

The following table presents our property and equipment, net of depreciation and amortization, by geographic region:

(In thousands)	October 31, 2019	January 31, 2019
United States	$110,709	$147,659
International	14,917	10,617
Total property and equipment, net	$125,626	$158,276

Other than the United States, no other country represented 10% or more of our total property and equipment as of October 31, 2019 or January 31, 2019.

(6)    Acquisitions, Goodwill and Intangible Assets

SignalFx
On October 1, 2019, we acquired 100% of the voting equity interest of SignalFx, Inc. (“SignalFx”), a privately-held Delaware corporation that develops real-time monitoring solutions for cloud infrastructure, microservices and applications. This acquisition has been accounted for as a business combination. The total fair value of consideration transferred for this acquisition was $961.4 million, which consisted of $619.1 million in cash, $324.5 million for the fair value of 2,771,482 shares of our common stock issued and $17.8 million in fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated as follows: $173.7 million to identified intangible assets, $62.1 million to net assets acquired and $5.0 million to net deferred tax liabilities, with the excess $730.6 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of SignalFx have been included in our condensed consolidated financial statements from the date of purchase. Additionally, we recognized $7.0 million of acquisition-related costs as general and administrative expense on our condensed consolidated statements of operations.

Per the terms of the merger agreement with SignalFx, certain unvested stock options, restricted stock units and restricted stock awards held by SignalFx employees were canceled and exchanged for replacement equity awards under our 2012 Equity Incentive Plan. Additionally, certain shares of stock issued pursuant to share-based compensation awards held by key employees of SignalFx were canceled and exchanged for replacement equity awards consisting of unregistered restricted shares of our common stock subject to vesting. The portion of the fair value of the replacement equity awards associated with pre-acquisition service of SignalFx’s employees represented a component of the total purchase consideration, as discussed above. The remaining fair value of $104.7 million of these issued awards, which are subject to the recipients’ continued service with us and thus excluded from the purchase price, will be recognized ratably as stock-based compensation expense over the required service period. We are still finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (months)
Developed technology	$108,800	84
Customer relationships	60,900	60
Other acquired intangible assets	4,000	36
Total intangible assets acquired	$173,700

Omnition

On September 13, 2019, we acquired 100% of the voting equity interest of Cloud Native Labs, Inc. (“Omnition”), a privately-held Delaware corporation that develops a platform for distributed tracing and application monitoring. This acquisition has been accounted for as a business combination. The total fair value of consideration transferred for this acquisition was $52.5 million, which consisted of $31.6 million in cash, $20.2 million for the fair value of 176,989 shares of our common stock issued and $0.7 million in fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated to $8.0 million of identified intangible assets, with the excess $44.5 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of Omnition which are not material, have been included in our condensed consolidated financial statements from the date of purchase.

Per the terms of the merger agreement with Omnition, certain unvested stock options held by Omnition employees were canceled and exchanged for replacement stock options under our 2012 Equity Incentive Plan. Additionally, certain shares of stock issued pursuant to share-based compensation awards held by key employees of Omnition were canceled and exchanged for replacement equity awards subject to vesting. The portion of the fair value of the replacement equity awards associated with pre-acquisition service of Omition’s employees represented a component of the total purchase consideration, as discussed above. The remaining fair value of $36.6 million of these issued awards, which are subject to the recipients’ continued service with us and thus excluded from the purchase price, will be recognized ratably as stock-based compensation expense over the required service period. We are still finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (months)
Developed technology	$8,000	60
Total intangible assets acquired	$8,000

VictorOps

On June 22, 2018, we acquired 100% of the voting equity interest of VictorOps, Inc. (“VictorOps”), a privately-held Delaware corporation that develops incident management solutions for the IT and DevOps markets. This acquisition has been accounted for as a business combination. The total fair value of consideration transferred for this acquisition was $112.3 million, which consisted of $108.8 million in cash and $3.5 million in fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated as follows: $21.1 million to identified intangible assets, $1.7 million to net assets acquired, with the excess $89.5 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of VictorOps, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Additionally, we recognized $2.7 million of acquisition-related costs as general and administrative expense on our condensed consolidated statements of operations.

Per the terms of the merger agreement with VictorOps, certain unvested stock options held by VictorOps employees were canceled and exchanged for replacement stock options to purchase shares of our common stock under our 2012 Equity Incentive Plan. Additionally, certain shares of stock issued pursuant to share-based compensation awards held by key employees of VictorOps were canceled and exchanged for unregistered restricted shares of our common stock subject to vesting. The portion of the fair value of the replacement equity awards associated with pre-acquisition service of VictorOps employees represented a component of the total purchase consideration, as discussed above. The remaining fair value of $7.6 million of these issued awards, which are subject to the recipients’ continued service with us and thus excluded from the purchase price, will be recognized ratably as stock-based compensation expense over the required service period.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (months)
Developed technology	$11,700	84
Customer relationships	9,400	60
Total intangible assets acquired	$21,100

Phantom

On April 6, 2018, we acquired 100% of the voting equity interest of Phantom Cyber Corporation (“Phantom”), a privately-held Delaware corporation that develops solutions for security orchestration, automation and response. This acquisition has been accounted for as a business combination. The total fair value of consideration transferred for this acquisition was $303.8 million, which consisted of $291.5 million in cash and $12.3 million in fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated as follows: $44.1 million to identified intangible assets, $10.5 million to net assets acquired, $3.3 million to net deferred tax liability, with the excess $252.5 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of Phantom, which are not material, have been included in our condensed consolidated financial statements from the date of purchase. Additionally, we recognized $3.3 million of acquisition-related costs as general and administrative expense on our condensed consolidated statements of operations.

Per the terms of the merger agreement with Phantom, certain shares of stock issued pursuant to share-based compensation awards held by key employees of Phantom were canceled and exchanged for replacement equity awards consisting of unregistered restricted shares of our common stock subject to vesting. The portion of the fair value of the replacement equity awards associated with pre-acquisition service of Phantom’s key employees represented a component of the total purchase consideration, as discussed above. The remaining fair value of $62.2 million of these issued awards, which are subject to the recipients’ continued service with us and thus excluded from the purchase price, will be recognized ratably as stock-based compensation expense over the required service period.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (months)
Developed technology	$34,400	84
Customer relationships	9,700	60
Total intangible assets acquired	$44,100

Unaudited Pro Forma Financial Information

The following unaudited pro forma information presents the combined results of operations as if the acquisitions of SignalFx, Omnition, VictorOps and Phantom had been completed in the beginning of the applicable comparable prior annual reporting period. The unaudited pro forma results include adjustments primarily related to the following: (i) amortization associated with preliminary estimates for the acquired intangible assets; (ii) recognition of post-acquisition stock-based compensation; (iii) the effect of recording deferred revenue at fair value; (iv) elimination of historical interest expense related to debt extinguished in the acquisition of SignalFx; (v) the inclusion of acquisition costs as of the earliest period presented; and (vi) the associated tax impact of the acquisitions and these unaudited pro forma adjustments.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2019	2018	2019	2018
Revenues	$631,348	$483,804	$1,584,999	$1,196,492
Net loss	$(83,162)	$(86,318)	$(413,940)	$(391,225)

Goodwill

Goodwill balances are presented below:

(In thousands)	Carrying Amount
Balance as of January 31, 2019	$503,388
Goodwill acquired	775,068
Balance as of October 31, 2019	$1,278,456

There were no impairments to goodwill during the nine months ended October 31, 2019 or during prior periods.

Intangible Assets

Intangible assets subject to amortization realized from acquisitions as of October 31, 2019 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (months)
Developed technology	$248,900	$(77,259)	$171,641	70
Customer relationships	81,810	(8,403)	73,407	56
Other acquired intangible assets	7,270	(3,321)	3,949	35
Total intangible assets subject to amortization	$337,980	$(88,983)	$248,997

Intangible assets subject to amortization realized from acquisitions as of January 31, 2019 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (months)
Developed technology	$132,100	$(57,596)	$74,504	52
Customer relationships	20,910	(4,523)	16,387	52
Other acquired intangible assets	3,270	(2,539)	731	9
Total intangible assets subject to amortization	$156,280	$(64,658)	$91,622

Amortization expense from acquired intangible assets was $10.1 million and $7.1 million for the three months ended October 31, 2019 and 2018, respectively, and $24.3 million and $18.1 million for the nine months ended October 31, 2019 and 2018, respectively.

The expected future amortization expense for acquired intangible assets as of October 31, 2019 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Remaining fiscal 2020	$13,969
Fiscal 2021	54,437
Fiscal 2022	44,357
Fiscal 2023	40,617
Fiscal 2024	37,015
Thereafter	58,602
Total amortization expense	$248,997

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

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture. It is our current intent to settle the conversions of principal amount of the Notes in cash and the remaining conversion value, if any, in shares of common stock. If we undergo a fundamental change (as defined in each indenture), holders may require us to repurchase for cash all or any portion of their Notes of the relevant series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the relevant maturity date of a series of Notes or if we deliver a notice of redemption in respect of a series of Notes, we will, in certain circumstances, increase the conversion rate of the relevant series of Notes for a holder who elects to convert its Notes of the applicable series in connection with such corporate event or notice of redemption, as the case may be. During the three months ended October 31, 2019, the conditions allowing holders of the Notes to convert were not met. The Notes were therefore not convertible during the three months ended October 31, 2019 and were classified as long-term debt on our condensed consolidated balance sheets.

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

The net carrying amount of the liability and equity components for each of the Notes as of October 31, 2019 was as follows:

(In thousands)	2023 Notes	2025 Notes
Liability component:
Principal amount	$1,265,000	$862,500
Unamortized discount	(213,656)	(205,889)
Unamortized issuance costs	(8,339)	(5,665)
Net carrying amount	$1,043,005	$650,946

Equity component, net of purchase discounts and issuance costs	$264,129	$234,712

The following table sets forth the interest expense related to the Notes:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2019	2018	2019	2018
2023 Notes:
Coupon interest expense	$1,581	$685	$4,743	$685
Amortization of debt discount (conversion option)	12,390	5,167	36,203	5,167
Amortization of debt issuance costs and purchase discounts	484	202	1,414	202
Total interest expense related to the 2023 Notes	$14,455	$6,054	$42,360	$6,054

2025 Notes:
Coupon interest expense	$2,426	$1,051	$7,278	$1,051
Amortization of debt discount (conversion option)	7,308	3,039	21,276	3,039
Amortization of debt issuance costs and purchase discounts	201	84	585	84
Total interest expense related to the 2025 Notes	$9,935	$4,174	$29,139	$4,174

As of October 31, 2019, the total estimated fair values of the 2023 Notes and the 2025 Notes were approximately $1.37 billion and $955.7 million, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

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

(8)    Stock Compensation Plans

The following table summarizes the stock option, restricted stock unit (“RSU”), restricted stock award (“RSA”) and performance unit (“PSU”) award activity under our 2012 Equity Incentive Plan during the nine months ended October 31, 2019:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
				(in years)	(in thousands)
Balances as of January 31, 2019	17,082,136	409,039	$10.69	3.36	$46,693	13,098,607
Additional shares authorized	7,458,364
Options granted	(799,461)	799,461	10.96
Options exercised		(88,310)	7.27
Options forfeited and expired	6,631	(6,631)	18.67
RSUs and PSUs granted	(3,435,771)					3,435,771
RSUs and PSUs vested						(3,806,428)
RSAs issued	(421,533)
Shares withheld related to net share settlement of RSUs and PSUs	1,374,238
RSUs and PSUs forfeited and canceled	1,330,586					(1,330,586)
Balances as of October 31, 2019	22,595,190	1,113,559	$11.11	6.76	$121,211	11,397,364
Vested and expected to vest		1,113,457	$11.11	6.76	$121,204	10,786,291
Exercisable as of October 31, 2019		328,034	$11.07	2.55	$35,721
 _________________________

(1)	The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of October 31, 2019.

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

As of October 31, 2019, total unrecognized compensation cost related to stock options was $77.1 million, which is expected to be recognized over a weighted-average period of 2.6 years. As of October 31, 2019, total unrecognized compensation cost was $866.9 million related to RSUs, which is expected to be recognized over the next 2.7 years. As of October 31, 2019, total unrecognized compensation cost was $74.0 million related to PSUs, which is expected to be recognized over the next 2.4 years.

The aggregate intrinsic value of options exercised during the nine months ended October 31, 2019 was $10.5 million. The weighted-average grant date fair value of RSUs granted was $124.25 per share during the nine months ended October 31, 2019. The weighted-average grant date fair value of PSUs granted was $166.57 per share during the nine months ended October 31, 2019.

The following table summarizes our RSA activity during the nine months ended October 31, 2019:

Shares
Outstanding as of January 31, 2019	824,605
RSAs issued	641,382
RSAs vested	(450,422)
RSAs forfeited and canceled	(229)
Outstanding as of October 31, 2019	1,015,336

The weighted-average grant date fair value of RSAs granted was $115.53 per share during the nine months ended October 31, 2019. As of October 31, 2019, total unrecognized compensation cost related to RSAs was $86.5 million, which is expected to be recognized over the next 2.4 years.

(9)    Revenues, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2019	2018	2019	2018
Revenues
License	$373,684	$279,603	$855,825	$619,246
Maintenance, professional services and training	172,212	156,243	498,973	443,931
Cloud services	80,440	45,137	212,946	117,748
Total revenues	$626,336	$480,983	$1,567,744	$1,180,925

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2019	2018	2019	2018
United States	$489,911	$364,626	$1,154,477	$859,268
International	136,425	116,357	413,267	321,657
Total revenues	$626,336	$480,983	$1,567,744	$1,180,925

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented. One channel partner represented 27% and 30% of total revenues during the three months ended October 31, 2019 and 2018, respectively, and 29% and 31% during the nine months ended October 31, 2019 and 2018. A second channel partner represented 30% and 23% of total revenues during the three months ended October 31, 2019 and 2018, respectively, and 23% and 19% during the nine months ended October 31, 2019 and 2018, respectively. The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three or nine months ended October 31, 2019 or 2018.

As of October 31, 2019, one channel partner represented 25% and a second channel partner represented 22% of total current and non-current accounts receivable. As of January 31, 2019, one channel partner represented 29% and a second channel partner represented 10% of total current and non-current accounts receivable.

Total current and non-current accounts receivable, net of allowance for doubtful accounts, was $942.2 million and $625.1 million as of October 31, 2019 and January 31, 2019, respectively.

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2019 and 2018 were $534.7 million and $382.0 million during the nine months ended October 31, 2019 and 2018, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $1.447 billion as of October 31, 2019, of which we expect to recognize approximately 60% as revenue over the next 12 months and the remainder thereafter.

(10)    Income Taxes

For the three months ended October 31, 2019 and 2018, we recorded an income tax benefit of $1.9 million and income tax expense of $1.8 million, respectively. The decrease in income tax expense for the three months ended October 31, 2019 was primarily due to the partial release of the valuation allowance as a result of our acquisitions of SignalFx and Omnition, partially offset by an increase in federal tax expense as a result of the Base Erosion Anti-Abuse Tax (“BEAT”). For the nine months ended October 31, 2019 and 2018, we recorded income tax expense of $7.0 million and $0.6 million, respectively. The increase in income tax expense for the nine months ended October 31, 2019 was primarily due to an increase in federal tax expense as a result of BEAT, partially offset by an increase in the partial release of the valuation allowance this fiscal year as compared to prior fiscal year as a result of our acquisitions.

During the three months ended October 31, 2019, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net loss	$(57,639)	$(55,705)	$(313,940)	$(277,703)
Denominator:
Weighted-average common shares outstanding	153,086	147,269	151,226	145,063
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(682)	(878)	(567)	(48)
Weighted-average shares used to compute net loss per share, basic and diluted	152,404	146,391	150,659	145,015

Net loss per share, basic and diluted	$(0.38)	$(0.38)	$(2.08)	$(1.91)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of October 31,
(In thousands)	2019	2018
Shares subject to outstanding common stock options	1,114	445
Shares subject to outstanding RSUs, PSUs and RSAs	12,413	12,990
Employee stock purchase plan	360	398
Total	13,887	13,833

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

(12)    Subsequent Event

On November 1, 2019, we acquired Streamlio, Inc., a privately-held Delaware corporation which specializes in designing and operating streaming data solutions, in exchange for total consideration with fair value of approximately $24.0 million. The acquisition will be accounted for as a business combination and, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. We have not yet determined the purchase price allocation for the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “predict,” “intend,” “may,” “might,” “plan,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our business and our market opportunity, our future financial and operating results; our planned investments, particularly in our product development efforts; our planned expansion of our sales and marketing organization; our expectations regarding our acquisitions; our expectation that we will continue to use acquisitions to contribute to our growth objectives; our growth and product integration strategies; our continued efforts to market and sell both domestically and internationally; our expectations about seasonal trends; our ability to achieve our goals; our expectations regarding our revenues mix; our expectations regarding our cost of revenues and gross margin; use of non-GAAP (as defined below) financial measures; our expectations regarding new accounting standards; our expectations regarding our operating expenses, including increases in research and development, sales and marketing, and general and administrative expenses; our expectations regarding our capital expenditures; sufficiency of cash to meet cash needs for at least the next 12 months; exposure to interest rate changes; inflation; anticipated income tax rates and liabilities; our expectations regarding our leases; exposure to exchange rate fluctuations and our ability to manage such exposure; and our expected cash flows and liquidity.

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

Overview

Splunk provides innovative software solutions that enable organizations to gain real-time operational intelligence by harnessing the value of their data. Our offerings enable users to investigate, monitor, analyze and act on data regardless of format or source. Our offerings address large and diverse data sets commonly referred to as big data. Data is produced by nearly every software application and electronic device across an organization and contains a real-time record of various activities, such as transactions, customer and user behavior, and security threats. Beyond an organization’s traditional information technology (“IT”) and security infrastructure, data from the Industrial Internet, including industrial control systems, sensors, supervisory control and data acquisition (“SCADA”) systems, networks, manufacturing systems, smart meters and the Internet of Things (“IoT”), which includes consumer-oriented systems, such as electronic wearables, mobile devices, automobiles and medical devices are also continuously generating data. Our offerings help organizations gain the value contained in data by delivering real-time information to enable operational decision making.

We believe the market for products that provide operational intelligence presents a substantial opportunity as data grows in volume and diversity, creating new risks, opportunities and challenges for organizations. Since our inception, we have invested a substantial amount of resources developing our offerings to address this market.

Our offerings are designed to deliver rapid return-on-investment for our customers. They generally do not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Prospective users can get started with our free online sandboxes that enable our customers to immediately try and experience Splunk offerings. Users that prefer to deploy the software on-premises can take advantage of our free 60-day trial of Splunk Enterprise, which converts into a limited free perpetual license of up to 500 megabytes of data per day. A 15-day free trial is available to users that prefer the core functionalities of Splunk Enterprise delivered as a cloud service. These users can sign up for Splunk Cloud and avoid the need to provision, deploy and manage internal infrastructure. Alternatively, they can simply download and install the software, typically in a matter of hours, to connect to their relevant data sources. Customers can also provision a compute instance on Amazon Web Services (“AWS”) via a pre-built Amazon Machine Image, which delivers a pre-configured virtual machine instance with our Splunk Enterprise software. We offer free development-test licenses for certain commercial customers, allowing users to explore new data and use cases in a non-production environment without incurring additional fees. We also offer support, training and professional services to our customers to assist in the deployment of our software.

For Splunk Enterprise, we typically base our license fees on either the estimated daily data indexing capacity or compute power our customers require. A substantial portion of our license revenues consist of revenues from term licenses, and to a much lesser extent, perpetual licenses, whereby we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large term and perpetual licenses may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term.

Splunk Cloud delivers the core capabilities of Splunk Enterprise as a scalable, reliable cloud service. We typically base our Splunk Cloud annual subscription fees on either the volume of data indexed per day including a fixed amount of data storage, or purchased infrastructure and data storage our customers require. We recognize the revenues associated with our cloud services ratably over the associated subscription term. Splunk Enterprise Security (“ES”) addresses emerging security threats and security information and event management (“SIEM”) use cases through monitoring, alerts and analytics. Splunk IT Service Intelligence (“ITSI”) is a machine learning powered monitoring and analytics solution that correlates nearly any kind of data across IT and the business to provide monitoring and troubleshooting support and predict problems before they have an impact. Splunk Phantom automates and orchestrates incident response workflows to take immediate action the moment an incident is detected. Splunk User Behavior Analytics (“UBA”) detects cyber-attacks and insider threats using data science, machine learning and advanced correlation. VictorOps is cloud-based Collaborative Incident Response system that delivers context-rich alerts, reducing the time required to react to and address incidents. SignalFx is a cloud-based service that provides real-time monitoring and metrics for cloud infrastructure, microservices and applications observability, as well as application performance management (“APM”) for organizations.

We continue to rapidly shift our revenue mix from sales of perpetual licenses to sales of term licenses and cloud subscriptions, as we transition to a renewable model, and anticipate this transition will be substantially complete by the end of fiscal year 2020. As part of this transition, we discontinued selling new perpetual licenses effective November 1, 2019. We have also shifted from generally invoicing our multi-year term license contracts upfront to invoicing on an annual basis. Accordingly, we expect that the timing of our cash collections will be over a longer period of time than it has been historically, which will negatively impact operating cash flows through at least fiscal 2022.

We use total annual recurring revenue (“Total ARR”) and subscription annual recurring revenue (“Subscription ARR”) to identify the annual recurring value of customer contracts at the end of a reporting period. Total ARR represents the annualized revenue run-rate of active term license, maintenance, and subscription contracts at the end of a reporting period. Subscription ARR represents the annualized revenue run-rate of active subscription contracts at the end of a reporting period. Total ARR was $1.44 billion and subscription ARR was $368.4 million as of October 31, 2019.

We intend to continue investing for long-term growth. We have invested and intend to continue to invest heavily in product development to deliver additional features and performance enhancements, deployment models and solutions that can address new end markets. For example, during fiscal 2020, we released new versions of existing offerings such as Splunk ITSI and Splunk ES and introduced Splunk Data Fabric Search (“DFS”) and Splunk Data Stream Processor (“DSP”). We also introduced Splunk Business Flow, a process mining solution that enables process improvement and business operations professionals to discover, investigate, and check conformance of any business process. We expect to continue to aggressively expand our sales and marketing organizations to market and sell our software both in the United States and internationally.

We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives. During the third quarter of fiscal 2020, we completed the acquisitions of SignalFx, Inc. (“SignalFx”), a developer of real-time monitoring and metrics for cloud infrastructure, microservices and applications, and Cloud Native Labs, Inc. (“Omnition”), which develops a platform for distributed tracing and application monitoring. We also announced our acquisition of Streamlio, Inc., which specializes in designing and operating streaming data solutions. Refer to Notes 6 and 12 of our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

Our goal is to make our software the platform for delivering operational intelligence and real-time business insights from data. The key elements of our growth strategy are to:

•	Extend our technological capabilities.

•	Continue to expand our direct and indirect sales organization, including our channel relationships, to increase our sales capacity and enable greater market presence.

•	Further penetrate our existing customer base and drive enterprise-wide adoption.

•	Enhance our value proposition through a focus on solutions which address core and expanded use cases.

•	Grow our user communities and partner ecosystem to increase awareness of our brand, target new use cases, drive operational leverage and deliver more targeted, higher value solutions.

•	Continue to deliver a rich developer environment to enable rapid development of enterprise applications that leverage data and the Splunk platform.

We believe the factors that will influence our ability to achieve our goals include, among other things, our ability to deliver new offerings as well as additional product functionality; acquire new customers across geographies and industries; cultivate incremental sales from our existing customers by driving increased use of our software within organizations; provide additional solutions that leverage our core data platform to help organizations understand and realize the value of their data in specific end markets and use cases; add additional original equipment manufacturer (“OEM”) and strategic relationships to enable new sales channels for our software as well as extend our integration with third-party products; help software developers leverage the functionality of our data platform through software development kits (“SDKs”) and application programming interfaces (“APIs”); and successfully integrate acquired businesses and technologies.

Financial Summary
(Dollars in millions)

Three Months Ended October 31, 2019 and 2018

Nine Months Ended October 31, 2019 and 2018

_________________________

*	Refer to Non-GAAP Financial Results below for further information regarding our GAAP to non-GAAP Financial Measures and related reconciliations.

Our customers and end-users represent the public sector and a wide variety of industries, including financial services, manufacturing, retail and technology, among others. As of October 31, 2019, we had 19,000 customers, including over 90 of the Fortune 100 companies.

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

Non-GAAP Financial Results

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with the following non-GAAP financial measures: cost of revenues, gross margin, research and development expense, sales and marketing expense, general and administrative expense, operating income (loss), operating margin, income tax provision (benefit), net income (loss), net income (loss) per share and free cash flow (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): expenses related to stock-based compensation and related employer payroll tax, amortization of acquired intangible assets, adjustments related to a financing lease obligation, acquisition-related adjustments, including the partial release of the valuation allowance due to acquisitions, and non-cash interest expense related to our convertible senior notes that were issued in the fiscal third quarter of 2019. The adjustments for the financing lease obligation are to reflect the expense we would have recorded if our build-to-suit lease arrangement had been deemed an operating lease instead of a financing lease and is calculated as the net of actual ground lease expense, depreciation and interest expense over estimated straight-line rent expense. The non-GAAP financial measures are also adjusted for our estimated tax rate on non-GAAP income (loss). To determine the annual non-GAAP tax rate, we evaluate a financial projection based on our non-GAAP results. The annual non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The non-GAAP tax rate applied to the three and nine months ended October 31, 2019 was 20%. We expect to utilize this annual non-GAAP tax rate for all of fiscal 2020 and will provide updates to this rate on an annual basis, or more frequently if material changes occur. The applicable fiscal 2019 tax rates are noted in the reconciliations. In addition, our non-GAAP financial measures include free cash flow, which represents operating cash flow less purchases of property and equipment. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in our financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results.

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

The following table reconciles our net cash provided by (used in) operating activities to free cash flow:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2019	2018	2019	2018
Net cash provided by (used in) operating activities	$(134,863)	$59,075	$(228,805)	$169,086
Less purchases of property and equipment	(27,090)	(7,319)	(53,524)	(15,177)
Free cash flow (non-GAAP)	$(161,953)	$51,756	$(282,329)	$153,909
Net cash used in investing activities	$(617,472)	$(441,746)	$(643,284)	$(700,344)
Net cash provided by (used in) financing activities	$(46,399)	$1,831,647	$(129,054)	$1,855,205

The following table reconciles our GAAP to non-GAAP Financial Measures for the three months ended October 31, 2019:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Acquisition-related adjustments		Non-cash interest expense related to convertible senior notes	Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$107,819	$(10,729)	$(7,865)	$—		$—	$—	$89,225
Gross margin	82.8%	1.7%	1.3%	—%		—%	—%	85.8%
Research and development	158,887	(45,701)	(174)	(12)		—	—	113,000
Sales and marketing	319,023	(51,795)	(2,081)	(172)		—	—	264,975
General and administrative	88,092	(27,082)	—	(7,408)		—	—	53,602
Operating income (loss)	(47,485)	135,307	10,120	7,592		—	—	105,534
Operating margin	(7.6)%	21.6%	1.6%	1.2%		—%	—%	16.8%
Income tax provision (benefit)	(1,855)	—	—	6,006	(2)	—	18,630	22,781
Net income (loss)	$(57,639)	$135,307	$10,120	$1,586		$20,382	$(18,630)	$91,126
Net income (loss) per share (1)	$(0.38)							$0.58
_________________________

(1)
GAAP net loss per share calculated based on 152,404 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 156,526 diluted weighted-average shares of common stock, which includes 4,122 potentially dilutive shares related to employee stock awards. GAAP to non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.

(2)	Represents the partial release of the valuation allowance.

(3)	Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 20%.

The following table reconciles our GAAP to non-GAAP Financial Measures for the three months ended October 31, 2018:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Non-cash interest expense related to convertible senior notes	Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$89,225	$(9,203)	$(5,923)	$300		$—	$—	$74,399
Gross margin	81.4%	2.0%	1.2%	(0.1)%		—%	—%	84.5%
Research and development	117,722	(35,892)	(249)	514		—	—	82,095
Sales and marketing	264,223	(46,527)	(955)	1,134		—	—	217,875
General and administrative	59,819	(18,875)	—	259		—	—	41,203
Operating income (loss)	(50,006)	110,497	7,127	(2,207)		—	—	65,411
Operating margin	(10.4)%	23.0%	1.5%	(0.5)%		—%	—%	13.6%
Income tax provision	1,814	—	—	—		—	12,597	14,411
Net income (loss)	$(55,705)	$110,497	$7,127	$(169)	(2)	$8,491	$(12,597)	$57,644
Net income (loss) per share (1)	$(0.38)							$0.38
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

(2)	Includes $2.0 million of interest expense related to the financing lease obligation.

(3)	Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 20%.

The following table reconciles our GAAP to non-GAAP Financial Measures for the nine months ended October 31, 2019:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Acquisition-related adjustments		Non-cash interest expense related to convertible senior notes	Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$301,950	$(33,342)	$(19,662)	$—		$—	$—	$248,946
Gross margin	80.7%	2.1%	1.3%	—%		—%	—%	84.1%
Research and development	422,287	(130,539)	(672)	(12)		—	—	291,064
Sales and marketing	896,757	(155,657)	(3,991)	(172)		—	—	736,937
General and administrative	226,118	(72,206)	—	(7,408)		—	—	146,504
Operating income (loss)	(279,368)	391,744	24,325	7,592		—	—	144,293
Operating margin	(17.8)%	24.9%	1.6%	0.5%		—%	—%	9.2%
Income tax provision	7,010	—	—	6,006	(2)	—	22,226	35,242
Net income (loss)	$(313,940)	$391,744	$24,325	$1,586		$59,478	$(22,226)	$140,967
Net income (loss) per share (1)	$(2.08)							$0.90
_________________________

(1)
GAAP net loss per share calculated based on 150,659 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 155,960 diluted weighted-average shares of common stock, which includes 5,301 potentially dilutive shares related to employee stock awards. GAAP to non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.

(2)	Represents the partial release of the valuation allowance.

(3)	Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 20%.

The following table reconciles our GAAP to non-GAAP Financial Measures for the nine months ended October 31, 2018:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Acquisition-related adjustments		Non-cash interest expense related to convertible senior notes	Income tax effects related to non-GAAP adjustments (4)	Non-GAAP
Cost of revenues	$250,943	$(28,190)	$(15,526)	$916		$—		$—	$—	$208,143
Gross margin	78.8%	2.4%	1.3%	(0.1)%		—%		—%	—%	82.4%
Research and development	310,818	(98,648)	(795)	1,510		—		—	—	212,885
Sales and marketing	726,089	(139,387)	(1,785)	3,451		—		—	—	588,368
General and administrative	168,405	(53,602)	—	741		(6,034)		—	—	109,510
Operating income (loss)	(275,330)	319,827	18,106	(6,618)		6,034		—	—	62,019
Operating margin	(23.3)%	27.2%	1.5%	(0.6)%		0.5%		—%	—%	5.3%
Income tax provision	637	—	—	—		3,313	(3)	—	11,037	14,987
Net income (loss)	$(277,703)	$319,827	$18,106	$(456)	(2)	$2,721		$8,491	$(11,037)	$59,949
Net income (loss) per share (1)	$(1.91)									$0.40
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

Components of Operating Results

Revenues

License revenues. License revenues reflect the revenues recognized from sales of licenses to new customers and additional licenses to existing customers, including sales from the renewal of term licenses. We are focused on acquiring new customers and increasing revenues from our existing customers as they realize the value of our software by indexing higher volumes of data and expanding the use of our software through additional use cases and broader deployment within their organizations. Our license revenues consist of revenues from term licenses and perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. In addition, seasonal trends that contribute to increased sales activity in the fourth fiscal quarter often result in lower sequential revenues in the first fiscal quarter, and we expect this trend to continue. We continue to rapidly shift our revenue mix from sales of perpetual licenses to sales of term licenses and cloud subscriptions, as we transition to a renewable model, and anticipate this transition will be substantially complete by the end of fiscal year 2020. As part of this transition, we discontinued selling new perpetual licenses effective November 1, 2019.

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

•
Professional services and training revenues. We have a professional services organization focused on helping our customers deploy our software in highly complex operational environments and train their personnel. Training and professional services have stated billing rates per service hour or are provided on a subscription basis, accordingly, revenues are recognized as services are delivered or ratably over the subscription period. Professional services and training revenues as a percentage of total revenues, were 8% for both the three months ended October 31, 2019 and 2018. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

Condensed Consolidated Statements of Operations Data

(In thousands and as % of revenues)	Three Months Ended October 31,				Nine Months Ended October 31,
	2019		2018		2019		2018
Revenues
License	$373,684	59.7%	$279,603	58.1%	$855,825	54.6%	$619,246	52.4%
Maintenance and services	252,652	40.3	201,380	41.9	711,919	45.4	561,679	47.6
Total revenues	626,336	100.0	480,983	100.0	1,567,744	100.0	1,180,925	100.0
Cost of revenues
License (1)	5,796	1.6	5,922	2.1	17,414	2.0	16,717	2.7
Maintenance and services (1)	102,023	40.4	83,303	41.4	284,536	40.0	234,226	41.7
Total cost of revenues	107,819	17.2	89,225	18.6	301,950	19.3	250,943	21.2
Gross profit	518,517	82.8	391,758	81.4	1,265,794	80.7	929,982	78.8
Operating expenses
Research and development	158,887	25.4	117,722	24.5	422,287	26.9	310,818	26.3
Sales and marketing	319,023	50.9	264,223	54.9	896,757	57.2	726,089	61.5
General and administrative	88,092	14.1	59,819	12.4	226,118	14.4	168,405	14.3
Total operating expenses	566,002	90.4	441,764	91.8	1,545,162	98.5	1,205,312	102.1
Operating loss	(47,485)	(7.6)	(50,006)	(10.4)	(279,368)	(17.8)	(275,330)	(23.3)
Interest and other income (expense), net
Interest income	12,612	2.0	8,571	1.8	45,373	2.9	15,322	1.4
Interest expense	(24,406)	(3.9)	(12,270)	(2.6)	(71,527)	(4.6)	(16,401)	(1.4)
Other income (expense), net	(215)	—	(186)	—	(1,408)	(0.1)	(657)	(0.1)
Total interest and other income (expense), net	(12,009)	(1.9)	(3,885)	(0.8)	(27,562)	(1.8)	(1,736)	(0.1)
Loss before income taxes	(59,494)	(9.5)	(53,891)	(11.2)	(306,930)	(19.6)	(277,066)	(23.4)
Income tax provision (benefit)	(1,855)	(0.3)	1,814	0.4	7,010	0.4	637	0.1
Net loss	$(57,639)	(9.2)%	$(55,705)	(11.6)%	$(313,940)	(20.0)%	$(277,703)	(23.5)%
_________________________

(1)	Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended October 31, 2019 and 2018

Revenues
(Dollars in millions)

The increase in license revenues was primarily driven by an increase in our total number of customers, sales to existing customers and the number of large orders. The increase in maintenance and services revenues was primarily driven by increased sales of our cloud services, sales of our maintenance agreements, as well as sales of our professional services resulting from the growth of our installed customer base.

Three Months Ended October 31, 2019 and 2018
Total revenues increased $145.4 million, or 30.2%, primarily due to the following:

+	increase of $94.1 million, or 33.6%, in license revenues

+	increase of $51.3 million, or 25.5%, in maintenance and services revenues

+	increase in the total number of orders greater than $1.0 million from 111 to 134

+	increase in the total number of customers from more than 16,000 to approximately 19,000

Cost of Revenues and Gross Margin
(Dollars in millions)

Three Months Ended October 31, 2019 and 2018
Total cost of revenues increased $18.6 million, or 20.8%. License cost of revenues remained relatively flat. Maintenance and services cost of revenues increased $18.7 million, or 22.5%, primarily due to the following:

+	increase of $6.5 million in salaries and benefits, which includes a $1.6 million increase in stock-based compensation expense due to increased headcount

+	increase of $4.0 million in third-party hosting fees to support our cloud services

+	increase of $2.4 million related to third-party consulting services

+	increase of $2.1 million in intangible asset amortization related to our acquisitions

Total gross margin increased primarily due to the improved margins of our cloud business. In addition, total gross margin benefited from a shift in the overall revenue mix in favor of license revenues.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Three Months Ended October 31, 2019 and 2018
Research and development expense increased $41.2 million, or 35.0%, primarily due to the following:

+	increase of $28.5 million in salaries and benefits, which includes a $9.9 million increase in stock-based compensation expense as we increased headcount

+	increase of $4.7 million in overhead expenses, primarily due to facility-related costs

+	increase of $3.6 million in hosting fees to support our product development efforts

+	increase of $2.8 million related to third-party consulting services

Sales and Marketing Expense

Three Months Ended October 31, 2019 and 2018
Sales and marketing expense increased $54.8 million, or 20.7%, primarily due to the following:

+	increase of $29.4 million in salaries and benefits, which includes a $5.5 million increase in stock-based compensation expense as we increased headcount to expand our field sales organization

+	increase of $9.4 million in overhead expenses, primarily due to facility-related costs

+	increase of $7.6 million in marketing expenses, primarily related to branding campaign costs and advertising fees
+ increase of $6.8 million in travel-related expenses due to increased travel from our growing field sales organization

General and Administrative Expense

Three Months Ended October 31, 2019 and 2018
General and administrative expense increased $28.3 million, or 47.3%, primarily due to the following:

+	increase of $15.5 million in salaries and benefits, which includes an $8.2 million increase in stock-based compensation expense as we increased headcount

+	increase of $5.7 million related to third-party consulting services, primarily due to acquisition-related costs

+	increase of $3.8 million in accounting and legal expenses, primarily due to acquisition-related costs

+	increase of $2.8 million in overhead expenses, primarily due to facility-related costs

Interest and Other Income (Expense), net

	Three Months Ended October 31,
(In thousands)	2019	2018
Interest and other income (expense), net
Interest income	$12,612	$8,571
Interest expense	(24,406)	(12,270)
Other income (expense), net	(215)	(186)
Total interest and other income (expense), net	$(12,009)	$(3,885)

Three Months Ended October 31, 2019 and 2018
Interest and other income (expense), net reflects a net increase in expense of $8.1 million, primarily due to an increase in interest expense related to the issuance of our convertible senior notes in the third quarter of fiscal 2019, partially offset by an increase in interest income from our investments.

Income Tax Provision (Benefit)

	Three Months Ended October 31,
(In thousands)	2019	2018
Income tax provision (benefit)	$(1,855)	$1,814

Three Months Ended October 31, 2019 and 2018
The decrease in income tax expense was primarily due to the partial release of the valuation allowance as a result of our acquisitions of SignalFx and Omnition, partially offset by an increase in federal tax expense as a result of the Base Erosion Anti-Abuse Tax (“BEAT”).

Comparison of the Nine Months Ended October 31, 2019 and 2018

Revenues
(Dollars in millions)

The increase in license revenues was primarily driven by an increase in our total number of customers, sales to existing customers and the number of large orders. Maintenance and services revenues are primarily driven by sales of our maintenance agreements, sales of our cloud services, as well as sales of our professional services resulting from the growth of our installed customer base.

Nine Months Ended October 31, 2019 and 2018
Total revenues increased $386.8 million, or 32.8%, primarily due to the following:

+	increase of $236.6 million, or 38.2%, in license revenues

+	increase of $150.2 million, or 26.7%, in maintenance and services revenues

+	increase in the total number of orders greater than $1.0 million from 215 to 273

+	increase in the total number of customers from more than 16,000 to approximately 19,000

Cost of Revenues and Gross Margin
(Dollars in millions)

Nine Months Ended October 31, 2019 and 2018
Total cost of revenues increased $51.0 million, or 20.3%. License cost of revenues increased $0.7 million, or 4.2%, due to an increase in amortization expense related to acquired intangible assets. Maintenance and services cost of revenues increased $50.3 million, or 21.5%, primarily due to the following:

+	increase of $23.4 million in salaries and benefits expense, which includes a $5.1 million increase in stock-based compensation expense due to increased headcount

+	increase of $10.5 million related to third-party hosting fees to support our cloud services

+	increase of $6.4 million related to third-party consulting services

+	increase of $3.3 million in overhead expenses, primarily due to facility-related costs

+	increase of $2.8 million in intangible asset amortization related to our acquisitions

Total gross margin increased primarily due to the improved margins of our cloud business. In addition, total gross margin benefited from a shift in the overall revenue mix in favor of license revenues.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Nine Months Ended October 31, 2019 and 2018
Research and development expense increased $111.5 million, or 35.9%, primarily due to the following:

+	increase of $88.1 million in salaries and benefits, which includes a $31.6 million increase in stock-based compensation expense as we increased headcount

+	increase of $10.5 million in overhead expenses, primarily due to facility-related costs

+	increase of $6.6 million in third-party hosting fees to support our product development efforts

+	increase of $4.7 million related to third-party consulting services

Sales and Marketing Expense

Nine Months Ended October 31, 2019 and 2018
Sales and marketing expense increased $170.7 million, or 23.5%, primarily due to the following:

+	increase of $115.1 million in salaries and benefits, which includes a $16.1 million increase in stock-based compensation expense as we increased headcount to expand our field sales organization

+	increase of $21.3 million in overhead expenses, primarily due to facility-related costs

+	increase of $20.3 million in marketing expenses, primarily related to branding campaign costs and advertising fees

+	increase of $8.8 million in employee and travel-related expenses due to increased travel from our growing field sales organization

+	increase of $2.6 million related to third-party consulting services

General and Administrative Expense

Nine Months Ended October 31, 2019 and 2018
General and administrative expense increased $57.7 million, or 34.3%, primarily due to the following:

+	increase of $39.3 million in salaries and benefits, which includes an $18.7 million increase in stock-based compensation expense as we increased headcount

+	increase of $7.3 million related to third-party consulting services, primarily due to acquisition-related costs

+	increase of $6.4 million in overhead expenses, primarily due to facility-related costs

+	increase of $3.3 million in accounting and legal expenses, primarily due to acquisition-related costs

Interest and Other Income (Expense), net

	Nine Months Ended October 31,
(In thousands)	2019	2018
Interest and other income (expense), net
Interest income	$45,373	$15,322
Interest expense	(71,527)	(16,401)
Other income (expense), net	(1,408)	(657)
Total interest and other income (expense), net	$(27,562)	$(1,736)

Nine Months Ended October 31, 2019 and 2018
Interest and other income (expense), net reflects a net increase in expense of $25.8 million primarily due to an increase in interest expense related to the issuance of our convertible senior notes in the third quarter of fiscal 2019, partially offset by an increase in interest income from our investments.

Income Tax Provision

	Nine Months Ended October 31,
(In thousands)	2019	2018
Income tax provision	$7,010	$637

Nine Months Ended October 31, 2019 and 2018

The increase in income tax expense was primarily due to an increase in federal tax expense as a result of BEAT, partially offset by an increase in the partial release of the valuation allowance this fiscal year as compared to prior fiscal year as a result of our acquisitions.

Liquidity and Capital Resources

(In thousands)	October 31, 2019	January 31, 2019
Cash and cash equivalents	$873,470	$1,876,165
Investments, current	948,352	881,220
Investments, non-current	66,933	110,588

(Dollars in millions)
Our principal sources of liquidity are our cash and cash equivalents, investments and net accounts receivable. As of October 31, 2019, we had $1.89 billion of cash, cash equivalents and investments of which $58.0 million was held by foreign subsidiaries. We believe that these funds will be sufficient to meet our anticipated cash needs for at least the next 12 months. We intend to continue to focus our capital expenditures for the remainder of fiscal 2020 to support the growth in our operations, including acquisition-related activities.

We continue to rapidly shift our revenue mix from sales of perpetual licenses to sales of term licenses and cloud subscriptions, as we transition to a renewable model, and anticipate this transition will be substantially complete by the end of fiscal year 2020. As part of this transition, we discontinued selling new perpetual licenses effective November 1, 2019. We have shifted from generally invoicing our multi-year term license contracts upfront to invoicing on an annual basis. Accordingly, we expect that the timing of our cash collections will be over a longer period of time than it has been historically, which will negatively impact operating cash flows through at least fiscal 2022.

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

Nine Months Ended October 31, 2019 and 2018
Net cash used in operating activities was $228.8 million for the nine months ended October 31, 2019 compared to net cash provided by operating activities of $169.1 million from the prior year. The increase in net cash used in operating activities was primarily due to the following:

-	increase in accounts receivable due to the shift in our business model to renewable contracts, including term installment payments

-	increase in payments for prepaid expenses

-	reduction in deferred revenue

-	increase in payments for accrued compensation

The increase in net cash used in operating activities was partially offset by a reduction in payments for accrued expenses and other liabilities.

Nine Months Ended October 31, 2018 and 2017
Net cash provided by operating activities was $169.1 million for the nine months ended October 31, 2018 compared to $116.8 million from the prior year. The increase in net cash provided by operating activities was primarily due to:

+	increase in collections from accounts receivable

+	decrease in payments for accrued compensation

The increase in net cash provided by operating activities was partially offset by an increase in payments for prepaid expenses, a reduction in deferred revenue and an increase in payments for deferred commissions.

Investing Activities

Nine Months Ended October 31, 2019 and 2018
Net cash used in investing activities was $643.3 million for the nine months ended October 31, 2019 compared to $700.3 million from the prior year. The decrease in net cash used in investing activities was primarily related to a reduction of $275.4 million in purchases of investments, net of maturities, partially offset by an increase of $181.4 million in cash purchase price paid, net of cash acquired, from our acquisitions of SignalFx and Omnition, and an increase of $38.3 million in purchases of property and equipment.

Nine Months Ended October 31, 2018 and 2017
Net cash used in investing activities was $700.3 million for the nine months ended October 31, 2018 compared to $77.2 million from the prior year. The increase in net cash used in investing activities was primarily related to an increase of $335.6 million in cash purchase price paid, net of cash acquired, from our acquisitions of Phantom and VictorOps, and an increase of $281.2 million in purchases of investments, net of maturities.

Financing Activities

Nine Months Ended October 31, 2019 and 2018
Net cash used in financing activities was $129.1 million for the nine months ended October 31, 2019 compared to net cash provided by financing activities of $1.86 billion from the prior year. The increase in net cash used in financing activities was primarily due to the absence of the issuance of $2.11 billion in convertible senior notes, net of initial purchaser discounts and issuance costs, partially offset by $274.3 million in cash used to purchase capped calls in connection with the issuance of our convertible senior notes from the prior year. We also experienced an increase of $163.4 million in taxes paid related to net share settlement of equity awards.

Nine Months Ended October 31, 2018 and 2017
Net cash provided by financing activities was $1.86 billion for the nine months ended October 31, 2018 compared to net cash used in financing activities of $68.2 million from the prior year. The increase in net cash provided by financing activities was primarily due to the issuance of $2.1 billion in convertible senior notes, net of initial purchaser discounts and issuance costs.

This increase was partially offset by $274.3 million in cash used to purchase capped calls in connection with the issuance of our convertible senior notes. We also experienced a decrease of $87.9 million in taxes paid related to net share settlement of equity awards.

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

Off-Balance Sheet Arrangements

During the nine months ended October 31, 2019 and 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts as of October 31, 2019. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our revenues, operating margins, cash flows and other operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. For example, we have historically generated a majority of our revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Our customers also have the choice of entering into agreements for term licenses and agreements for our cloud services. Our business model has shifted rapidly, and will continue to shift to sales of term licenses and cloud subscription agreements, as well as increased annual invoicing and decreased multi-year upfront invoicing. As part of this transition, we discontinued offering new perpetual licenses effective November 1, 2019. This transition may give rise to a number of risks, including a longer period over which we collect cash from customers, which has a negative impact on our operating cash flows, and a change in the timing of our recognition of revenue. In particular, while we historically have generally invoiced and collected cash upfront from our customers for perpetual and multi-year term license agreements, we have shifted to annual invoicing of multi-year term licenses and cloud services in connection with our business model transition. As a result, we expect that the timing of our cash collections will be over a longer period of time than it has been historically. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, tax and accounting implications, pricing, and our costs. In addition, the metrics we use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge. If we do not successfully execute this transition, our business and future operating results could be adversely affected.

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

•
the impact of our business model transition on our revenue mix, which may impact our revenue, deferred revenue, cash collections, billings, remaining performance obligations, gross margins and operating income;

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial systems and infrastructure. As of October 31, 2019, approximately 35% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

•	IT departments of potential customers which have undertaken custom software development efforts to analyze and manage their data;

•	companies targeting the big data market by commercializing open source software, such as the various Hadoop distributions and NoSQL data stores, including Elastic;

•	security, systems management and other IT vendors, including BMC Software, Micro Focus, IBM, Intel, Microsoft and VMware;

•	business intelligence vendors, analytics and visualization vendors, including IBM and Oracle; and

•	cloud monitoring and APM vendors, including Cisco AppDynamics, New Relic and Datadog.

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

Although we have several software and services offerings, our business substantially depends on, and we expect our business to continue to substantially depend on, sales of licenses, maintenance and services related to Splunk Enterprise. As such, the market acceptance of Splunk Enterprise is critical to our continued success. Demand for Splunk Enterprise is affected by a number of factors beyond our control, including continued market acceptance of Splunk Enterprise by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market. We expect the proliferation of data to lead to an increase in the data analysis demands of our customers, and our offerings may not be able to scale and perform to meet those demands or may not be chosen by users for those needs. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Splunk Enterprise, our business operations, financial results and growth prospects will be materially and adversely affected.

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

We employ multiple, unique and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise based on either the estimated daily data indexing capacity or compute power our customers require. In addition, Splunk Cloud is generally priced based on either the volume of data indexed per day including a fixed amount of data storage, or purchased infrastructure and data storage our customers require, while Splunk User Behavior Analytics is priced by the number of monitored user and system accounts. We offer term licensing options for on-premises offerings and have perpetual licenses with existing customers, which each have different payment schedules, and depending on the mix of such licenses and cloud subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. As the amount of data within our customers’ organizations grows, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. We have introduced and expect to continue to introduce variations to our pricing models, including but not limited to, predictive pricing programs, infrastructure-based pricing, user-based pricing and other pricing programs that provide broader usage and cost predictability as well as tiered pricing based on deployment models, data source types, compute and storage units and customer environments. Although we believe that these pricing models will drive net new customers, increase customer adoption and support our transition to a renewable model, it is possible that they will not and may potentially cause confusion with our customers, which could negatively impact our revenue, business and financial results.

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

We believe our future success will depend in large part on the growth, if any, in the market for offerings that provide operational intelligence, particularly from data. We market our offerings as targeted solutions for specific use cases and as an enterprise solution for data. In order to grow our business, we intend to expand the functionality of our offerings to increase their acceptance and use by the broader market as well as develop new offerings. It is difficult to predict customer adoption and renewal rates, customer demand for our offerings, the size and growth rate of this market, the entry of competitive products or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our offerings. If our offerings do not achieve widespread adoption or there is a reduction in demand for products in our market caused by a lack of customer acceptance or expansion, technological challenges, security concerns, decreases in accessible data, competing technologies and products, pricing pressure, decreases in corporate or information technology spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early terminations, reduced renewal rates or decreased revenues, any of which would adversely affect our business operations and financial results. We believe that these are inherent risks and difficulties in this new and unproven market.

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

We enter into renewable term license agreements for our on-premises offerings and agreements for our cloud services, and all of our maintenance and support agreements are sold on a term basis. In order for us to improve our operating results, it is important that customers enter into renewable agreements, and our existing customers renew, upgrade and expand their term licenses, agreements for cloud services and maintenance and support agreements when the contract term expires. Our customers have no obligation to renew, upgrade or expand their term licenses, agreements for cloud services or maintenance and support agreements with us after the terms have expired. Our customers’ renewal, upgrade and expansion rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. If our customers do not renew, upgrade or expand their agreements with us or renew on terms less favorable to us, our revenues may decline.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $1.54 billion at October 31, 2019. Because the market for our offerings continues to evolve and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing, human resources services and other functions. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

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

In addition, we rely heavily on hosted SaaS technologies from third parties in order to operate critical functions of our business, including enterprise resource planning services and customer relationship management services. Further, our cloud services, such as Splunk Cloud, are hosted exclusively by third parties. We currently offer a 100% uptime service level agreement (“SLA”) for Splunk Cloud. If any of these services fail or become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, or if we are unable to deliver 100% uptime under our SLAs, our revenues could be reduced, our reputation could be damaged, we could be exposed to legal liability, expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our offerings and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business. If, in the future, new or additional third parties host our cloud services, we could experience interruptions as well as delays and additional expenses related to providing support for these new platforms.

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

A cloud-based model of software deployment is one in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. Delivering software under a cloud-based model results in higher costs and expenses when compared to sales of on-premises licenses for similar functionality. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a cloud-based model. Many of our offerings are now made available in the cloud as well as on-premises. Customers can sign up for Splunk Cloud and other services and avoid the need to provision, deploy and manage internal infrastructure. In order to provide Splunk Cloud and other services via a cloud-based deployment, we have made and will continue to make capital investments and incur substantial costs to implement and maintain this alternative business model, which could negatively affect our financial results. In addition, as we look to deliver more cloud services, we are making significant technology investments to deliver new capabilities and advance our software to deliver cloud-native customer experiences. If we are not successful with returns from these investments, our financial results, business model and competitive position could suffer. We expect that over time the percentage of our revenue attributable to our cloud services will increase. If our cloud services, in particular Splunk Cloud, do not garner widespread market adoption, or there is a reduction in demand for cloud services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, security or privacy concerns, inability to properly manage such services, competing technologies and products, decreases in corporate spending or otherwise, our financial results, business model and competitive position could suffer. If we are unable to decrease the cost of providing our cloud services, our gross margins may decrease and negatively impact our overall financial results. Transitioning to a cloud-based model also impacts the way we recognize revenues, which may affect our operating results and could have an adverse effect on our business operations and financial results.

Even with these investments and costs, the cloud-based business model for Splunk Cloud and other services may not be successful, as some customers may desire only on-premises licenses to our offerings. Our cloud services may raise concerns among customers, including concerns regarding changes to pricing models, service availability, scalability, ability to use customer-developed apps, information security of a cloud service and hosted data and access to data while offline or once a subscription has expired. Market acceptance of our cloud services can be affected by a variety of factors, including but not limited to: security, reliability, performance, terms of service, support terms, customer preference, community engagement, customer concerns with entrusting a third-party to store and manage their data, public concerns regarding data privacy or data protection, and the enactment of restrictive laws or regulations in the affected jurisdictions. If we or other providers of cloud services experience security incidents or breaches, loss of customer data, disruptions in delivery of services, network outages, disruptions in availability of the internet, unauthorized access or other problems, the market for cloud services as a whole, including Splunk Cloud, may be negatively affected. Moreover, sales of Splunk Cloud and other services could displace sales of our on-premises software licenses. Alternatively, subscriptions to Splunk Cloud and other services that exceed our expectations may unexpectedly increase our costs, lower our margins, lower our profits or increase our losses and otherwise negatively affect our projected financial results.

If we do not effectively expand, train, manage changes to, and retain our sales force, we may be unable to add new customers or increase sales to our existing customers, and our revenue growth and business could be adversely affected.

We continue to be substantially dependent on our sales force to effectively execute our sales strategies to obtain new customers and to drive additional use cases and adoption among our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take a significant amount of time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales force is new to the company and our offerings. As our sales strategies evolve, additional training for new hires and our existing team may be required for our sales force to successfully execute on those strategies. We periodically adjust our sales organization and our compensation programs as part of our efforts to optimize our sales operations to grow revenue and support our business model transition. If we have not structured our sales organization or compensation for our sales personnel in a way that properly supports our company’s objectives, or if we fail to make changes in a timely fashion or do not effectively manage changes, our revenue growth could be adversely affected. Our growth creates additional challenges and risks with respect to attracting, integrating and retaining qualified employees, particularly sales personnel. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

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

During the three months ended October 31, 2019, we derived approximately 22% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

In addition to our direct sales force, we use indirect channel partners, such as distributors and resellers, to license, provide professional services and support our offerings. We derive a portion of our revenues from sales of our offerings through our channel partners, particularly in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific, or APAC, regions and for sales to government agencies. We expect that sales through channel partners in all regions will continue to grow as a portion of our revenues for the foreseeable future. As changes in our channel strategy are implemented, including potentially emphasizing partner-sourced transactions, results from sales through our channel partners may be adversely affected.

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

From time to time, as part of our acquisition activity, we have discovered a small number of instances where we believe there have been potential violations of U.S. sanctions or export control laws. For example, we have discovered that the SaaS platform or product of an acquired company was accessed (or attempted to be accessed) from IP addresses potentially located in embargoed countries. As a result, we have submitted and may, in the future, submit voluntary disclosures with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) to alert the agency to these potential violations. If we (including the companies we acquire) are found to be in violation of U.S. economic sanctions or export control laws, it could result in fines and penalties. We may also be adversely affected through other penalties, reputational harm, loss of access to certain markets or otherwise.

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

We spend substantial amounts of time and money to research and develop or acquire new offerings and enhanced versions of our existing offerings to incorporate additional features, improve functionality or other enhancements in order to meet our customers’ rapidly evolving demands. In addition, we continue to invest in solutions that can be deployed on top of our platform to target specific use cases and to cultivate our community of application developers and users. When we develop a new or enhanced version of an existing offering, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop or acquire new or enhanced offerings, their introduction must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if our cloud services such as Splunk Cloud do not garner widespread market adoption and implementation, our financial results and competitive position could suffer.

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

Data privacy and information security have become significant issues in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for privacy and information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of personal information. For example, in June 2018, California enacted the California Consumer Privacy Act (“CCPA”) that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA has been amended on multiple occasions and is the subject of proposed regulations issued by the California Attorney General in October 2019. Aspects of the CCPA and its interpretation remain unclear. We cannot yet fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

From time to time, we may choose to expand by making acquisitions that could be material to our business, results of operations, financial condition and cash flows. For example, we recently announced the acquisitions of SignalFx, Inc., a privately held SaaS provider of real-time monitoring and metrics for cloud infrastructure, microservices and applications, Omnition, which develops a platform for distributed tracing and application monitoring and Streamlio, Inc., which specializes in the design and operation of streaming data solutions. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

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

In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code.

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

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted this revenue standard as of February 1, 2018. Under Topic 606, more estimates, judgments and assumptions are required within the revenue recognition process than were previously required. Our reported financial position and financial results may be adversely affected if our estimates or judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions. This standard could create volatility in our reported revenue and operating results, which could negatively impact our stock price. The most significant impacts of the standard related to the timing of revenue recognition for arrangements involving term licenses, deferred revenue and sales commissions. See Part I, Item 1. Financial Information - Note 1 for information regarding the effect of new accounting pronouncements in our consolidated financial statements. These or other changes in accounting principles could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”).

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

In connection with the offering of the Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls relating to the 2023 Notes cover, subject to customary adjustments, the number of shares of our common stock that will initially underlie the 2023 Notes, and the Capped Calls relating to the 2025 Notes cover, subject to customary adjustments, the number of shares of our common stock that will initially underlie the 2025 Notes. The Capped Calls are expected generally to offset the potential dilution to our common stock as a result of any conversion of the relevant series of Notes. The counterparties to the Capped Calls may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so on each exercise date for the Capped Calls, or following any termination of any portion of the Capped Calls in connection with any repurchase, redemption or early conversion of the Notes), which could increase or decrease our stock price. If any such Capped Calls fail to become effective, the counterparties may unwind their hedge positions with respect to our common stock, which could also adversely affect the price of our common stock.

We are subject to counterparty risk with respect to the Capped Calls.

The counterparties to the Capped Calls are financial institutions, and we will be subject to the risk that one or more of the option counterparties may default, fail to perform or exercise their termination rights under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If a counterparty to the Capped Calls becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default, failure to perform or a termination of the Capped Calls by a counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock.

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

•
the impact of our business model transition on our revenue mix, as well as increased annual invoicing and decreased multi-year upfront invoicing, which may impact our revenue, deferred revenue, cash collections, billings, remaining performance obligations, gross margin and operating income;

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased and will continue to increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As partial consideration for our acquisitions of SignalFx, Inc. (“SignalFx”) on October 1, 2019 and Cloud Native Labs, Inc. (“Omnition”) on September 13, 2019, we issued 2,991,331 and 176,989 shares, respectively, of our common stock to certain former holders of capital stock of SignalFx and Omnition (the “Former Holders”) as well as to key employees of SignalFx (the “Key Employees” and together with Former Holders, the “Holders”).

The issuance of the shares was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act, on the basis that, among other factors: (1) each of the Holders represented that they were an “accredited investor” within the meaning of Rule 501(a) of Regulation D; (2) there was no general solicitation or advertising in connection with the issuance of the shares; (3) each of the Holders represented that such Holders (i) understood that the shares had not been registered under applicable federal and state securities laws, (ii) has the ability to bear the economic risks of their investments, (iii) acquired the shares for investment purposes and not with a view to resale, and (iv) will not sell or otherwise dispose of the shares while they are subject to restricted securities legends in the absence of registration or an applicable exemption from registration requirements; (4) each Holders or their purchaser representative, as applicable, received or had access to required information and had an opportunity to obtain additional information about us a reasonable period of time prior to the issuance of the shares; and (5) appropriate legends were placed upon the book-entry positions representing the shares. The shares issued to the Key Employees are subject to vesting.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT
INDEX

Exhibit Number	Description

2.1*†	Agreement and Plan of Mergers among the Registrant, certain of its wholly owned subsidiaries, SignalFx, Inc. and Fortis Advisors LLC, as Securityholders’ agent, dated as of August 21, 2019.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	The schedules and other attachments to this exhibit have been omitted. The Registrant agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

†
Certain portions of this exhibit have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 4, 2019

SPLUNK INC.

	By:	/s/ Jason Child
Jason Child
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)