Form 10-K
period 2020-01-31
SPLUNK INC
filed 2020-03-26
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: January 31, 2020
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

The aggregate market value of shares of common stock held by non-affiliates of the registrant was $14,923,423,792, based on the number of shares held by non-affiliates and the last reported sale price of the registrant’s common stock on July 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter).

The number of shares outstanding of the Registrant’s Common Stock as of March 19, 2020 was 158,619,718 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	market opportunity;

•	expected benefits to customers and potential customers of our offerings and our user-driven ecosystem;

•	investment strategy, business strategy and growth strategy, including our business model transition and the use of acquisitions to expand our business;

•	our sales and marketing strategy, including our international sales and channel partner strategy;

•	management’s plans, beliefs and objectives for future operations;

•	our ability to provide compelling, uninterrupted and secure cloud services to our customers;

•	expectations about competition;

•	economic and industry trends or trend analysis;

•	expectations about the benefits of acquisitions;

•	expectations about seasonality;

•	revenue mix;

•	expected impact of changes in accounting rules or standards;

•	use of non-GAAP financial measures;

•	operating expenses, including changes in research and development, sales and marketing, facilities and general and administrative expenses;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	exposure to interest rate changes;

•	inflation;

•	anticipated income tax rates, tax estimates and tax standards;

•	capital expenditures, cash flows and liquidity; and

•	the impact of natural disasters and actual or threatened public health emergencies, such as COVID-19.

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

Item 1. Business
Overview

Splunk provides innovative software solutions that ingest data from different sources including systems, devices and interactions, and turn that data into meaningful business insights across the organization. Our Data-to-Everything platform enables users to investigate, monitor, analyze and act on data regardless of format or source. Data is produced by nearly every software application and electronic device across an organization and contains a real-time record of various activities, such as business transactions, customer and user behavior, and security threats. Beyond an organization's traditional information technology (“IT”) and security infrastructure, data from the Industrial Internet, including industrial control systems, sensors, supervisory control and data acquisition (“SCADA”) systems, networks, manufacturing systems, smart meters and the Internet of Things (“IoT”), which includes consumer-oriented systems, such as electronic wearables, mobile devices, automobiles and medical devices are also continuously generating data. Our Data-to-Everything platform helps organizations gain the value contained in data by delivering real-time information to enable operational decision making.

Our mission is to make data accessible, usable and valuable to everyone in an organization. Our customers leverage our offerings for various use cases, including infrastructure and operations management, security and compliance, software development and IT operations, applications management and business analytics, and to provide insights into data generated by IoT and industrial data, among many others. Our offerings are intended to help users in various roles, including IT, security, application development, manufacturing and business professionals, quickly analyze their data and achieve real-time visibility into and intelligence about their organization’s operations. We believe this enables organizations to improve service levels, reduce operational costs, mitigate security risks, demonstrate and maintain compliance, drive better business decisions, and increase efficiency through data-driven automation. This results in greater efficiency, security and competitive advantage for our customers.

Our Product Offerings

Splunk Enterprise    Our flagship product is Splunk Enterprise, a real-time data platform, comprised of collection, indexing, search, reporting, analysis, alerting, monitoring and data management capabilities. Splunk Enterprise can collect and index petabytes of data daily, irrespective of format or source. Our data platform uses our patented data processing architecture that performs dynamic schema creation at read time, rather than write time, enabling users to run queries on data without having to define or understand the structure of the data prior to collection and indexing. This is in contrast to traditional IT systems that require users to establish the format of their data prior to collection in order to answer a pre-set list of questions. Splunk Enterprise also enables customers to interactively explore, analyze and visualize data stored in data sources such as Hadoop and Amazon S3. Our technology delivers speed, scalability and advanced analytics including machine learning when processing massive amounts of data for anomaly detection, event grouping, prediction and other methods. Our software leverages improvements in the cost and performance of commodity computing and can be deployed in a wide variety of computing environments, from a single laptop to large globally distributed data centers, as well as public, private and hybrid cloud environments.

Splunk Cloud    Splunk Cloud delivers the benefits of Splunk Enterprise deployed and managed reliably and scalably as a service. Splunk Cloud is available globally and eliminates the need to purchase, deploy and manage infrastructure. Splunk Cloud can be used to collect, analyze and store data in a public cloud environment or via a hybrid approach that spans cloud and on-premises environments. A single Splunk interface can search data stored in both on-premises Splunk Enterprise instances, as well as Splunk Cloud instances, providing a single point of visibility and analysis across the customer’s entire enterprise.

Premium Solutions

Our premium solutions are purpose-built to address key customer needs. Splunk premium solutions are sold separately and include:

Splunk Enterprise Security (“ES”)    Addresses emerging security threats and security information and event management (“SIEM”) use cases through monitoring, alerting, reporting, investigation and forensic analysis.

SignalFx    Provides real-time observability and troubleshooting for cloud infrastructure and applications built on modern cloud-native technologies such as containers, Kubernetes, microservices, and serverless functions.

Splunk IT Service Intelligence (“ITSI”)    Uses machine learning to monitor the health and key performance indicators of critical IT and business services.

Splunk Phantom    Automates and orchestrates incident response workflows to take immediate action the moment an incident is detected.

VictorOps    Empowers developer and operations teams by delivering alerts to the right people so they can collaborate and resolve IT incidents.

Splunk Data Stream Processor (“DSP”)    Collects unstructured or structured data from multiple sources in real time and can quickly turn large volumes of raw data into rich, contextual data and metrics that can then be stored in Splunk Enterprise, Splunk Cloud, or third-party databases.

Splunk Data Fabric Search (“DFS”)    Enables highly complex and high-performance searches of massive datasets to provide a comprehensive view of customer behavior, organizational threats and business opportunities.

Apps and Add-on Capabilities

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

Splunk App for Amazon Web Services (“AWS”)    Collects and analyzes data from AWS data sources to deliver security, operational and cost management insights via pre-built dashboards, reports and alerts.

Cisco Firepower App for Splunk    Delivers critical high value contextual security and network event information when combined with the Cisco eStreamer eNcore add-on. Incorporates advanced visualizations and investigative capabilities for Cisco Firepower and Firepower Management Console. Built, supported, and maintained by Cisco Systems, Inc.

The Splunk data platform can be extended with optional add-on capabilities that enhance the ability to process and transform data in real time. For example:

Splunk Machine Learning Toolkit (“MLTK”)    Includes custom visualizations and guided workflows, as well as application programming interfaces (“APIs”) for open source and proprietary algorithms. It also contains a data prep module to help customers prepare and clean their data before they create machine learning models.

Splunk Connected Experiences    Provides access to data, alerts, and actions throughout an organization on mobile devices and connected devices such as Apple TVs. Utilizes cutting edge approaches such as natural language processing, as well as virtual and augmented reality, to enable more contextual interactions with data.

Splunk apps and add-ons enable us to deliver greater customer value, target new markets, accelerate user adoption and address markets traditionally served by point solutions. Often, customers start with one app before expanding into other apps and use cases, driving incremental usage, licensing and revenues for Splunk Enterprise and Splunk Cloud.

As part of our strategy to offer an open platform, we provide APIs, software development kits (“SDKs”) in major programming languages, and extensions for popular integrated development environments (“IDEs”) like Eclipse and Microsoft Visual Studio. These enable developers to build software that leverages Splunk Enterprise or Splunk Cloud, as well as integrate with other parts of an organizations’ IT infrastructure.

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

Our offerings are designed to deliver rapid return-on-investment for our customers. They generally do not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Prospective users can get started with our free online sandboxes that enable our customers to immediately try and experience Splunk offerings. Users that prefer to deploy the software on-premises can take advantage of our free 60-day trial of Splunk Enterprise and a 15-day free trial is available to users that prefer the core functionalities of Splunk Enterprise delivered as a cloud service. These users can sign up for Splunk Cloud and avoid the need to provision, deploy and manage internal infrastructure. Alternatively, they can simply download and install the software, typically in a matter of hours, to connect to their relevant data sources. Customers can also provision a compute instance on AWS via a pre-built Amazon Machine Image, which delivers a pre-configured virtual machine instance with our Splunk Enterprise software. We offer free development-test licenses for certain commercial customers, allowing users to explore new data and use cases in a non-production environment without incurring additional fees. We also offer support, training and professional services to our customers to assist in the deployment of our software.

Our Growth Strategy

Our goal is to make Splunk the standard platform for delivering real-time business insights from data. The key elements of our strategy are to:

Extend our technological capabilities.    We intend to continue to invest heavily in product development to deliver additional features and performance enhancements, deployment models and solutions that can address new markets and support Splunk software usage across multiple use cases. In particular, we intend to invest in our suite of cloud services to both deliver new capabilities as well as provide a cloud-first experience to our customers including more frequent, automated software updates and making the in-product experience self-service for administrators and users. To support the growth of our Cloud customer base, we will continue to invest in supporting massive ingest and search scale as a service. We will continue to expand into adjacent products, services and technologies that enable organizations to further realize the value of their data across cloud and on-premises environments. Our investments may involve hiring and internal development, acquisitions and licensing of third-party technology.

Continue to expand our direct and indirect sales organization, including our partner relationships, to increase our sales capacity and enable greater market presence.    We will continue to increase investments in our sales and marketing organizations to enable the acquisition of new customers, as well as expansion within our current customer base. Our investments will be spread across geographies, customer tiers and industries. We will continue to invest in and foster the growth of our partner relationships, both inside and outside the United States, to enable greater leverage in our go-to-market investments. We will also expand go-to-market channels that enable new ways to consume our offerings.

Further penetrate our existing customer base and drive enterprise-wide adoption.    We will continue to drive customer satisfaction and renewals by offering community, standard, enterprise and global support to ensure our customers’ success with our offerings. We will continue to cultivate incremental sales from our existing customers through increased use of our offerings within organizations, as well as consultative services that broaden the customer’s awareness of our product and service capabilities. In particular, we will continue to seek to upsell increased indexing capacity to our existing customers for additional deployments and new use cases. Our recent acquisitions of SignalFx, Omnition, and VictorOps provide us with access to customers and markets that are highly sophisticated in their use of cloud-native technologies and DevOps methodologies. We will continue to develop a SaaS model that allows for high velocity sales, especially to customers where traditional enterprise sales models are not as effective. We believe our existing customer base serves as a strong source of incremental revenues given the horizontal applicability of our offerings and the growing data volumes and use cases our customers experience. Our sales teams are responsible for securing new customers, obtaining renewals of existing contracts and increasing adoption of our software by existing customers.

Enhance our value proposition through a focus on solutions which address core and expanded use cases.    We will continue to organize our go-to-market and product strategy around our customer use cases. We have invested in market groups for Security and IT buying centers and, with the acquisition of SignalFx and Omnition in 2019, we have expanded our IT offerings with enhanced capabilities for application development teams. This approach includes offering capabilities, either in the form of platform features or premium solutions, which target both our core use cases and new use cases, as driven by our corporate strategy and customer demand. We believe premium solutions in particular will enable us to increase our market penetration, expand our addressable market opportunity and make our products a more targeted solution for specific challenges that our customers face across their organizations.

Grow our user communities and partner ecosystem to increase awareness of our brand, target new use cases, drive operational leverage and deliver more targeted, higher value solutions.    We believe our user community has the potential to provide significant operating leverage by delivering apps that extend the Splunk platform into new use cases. We will continue to invest in business development initiatives in order to add additional technology alliances, original equipment manufacturer (“OEM”) and strategic relationships to enable new sales channels for our offerings as well as extend our product integrations with third-party products. In addition, once these relationships have been established, we expect that OEM vendors and managed service providers will continue to invest in and create customized application functionality based on our platform.

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

Pricing

Splunk provides flexible pricing options for customers of all sizes:

Data Ingestion Pricing.    Pricing is based on the amount of data indexed, namely the maximum aggregate volume of uncompressed data indexed on a daily basis, expressed in gigabytes, terabytes or petabytes per day. Once a data ingestion license is purchased, there is no limit or additional costs based on other product usage elements nor the customer’s preferred deployment size or model. For Splunk Cloud customers, ingestion pricing is generally based on an annual subscription fee that takes into consideration the combination of the volume of data indexed per day and the amount of data stored.

Predictive Pricing.    We recently introduced the Predictive Pricing Program (“PPP”), a simple, tiered pricing model for private sector organizations that provides more predictability and flexibility as these organizations scale. PPP offers pricing to customers based on predefined volume tiers. Customers can consume data up to the maximum in each tier for a single price and get clear visibility in the cost of the subsequent higher tiers. PPP is available for Splunk Enterprise, Splunk ES, Splunk UBA and Splunk ITSI.

Infrastructure Pricing.    Infrastructure pricing is available for customers who want an alternative pricing metric to data ingestion. Pricing is determined by the amount of compute resources Splunk products have access to rather than data volume ingested. Infrastructure pricing is available for Splunk Enterprise, Splunk ES, Splunk ITSI, as well as equivalent offerings in Splunk Cloud, and allows customers to control the amount of product consumption while making explicit choices between search response times and amount of data indexed.

Rapid Adoption Packages.    Splunk offers a number of Rapid Adoption Packages for Splunk Enterprise and Splunk Cloud customers which are designed for specific IT and security use cases. These packages may scale up in data volume depending on the use case and additional use cases are purchased separately.

Some of our offerings address markets where other pricing models may be prevalent. For example, the pricing of Splunk Phantom and VictorOps is based on the number of seats that use the products.

Splunk Technology

Key Technologies

We believe our investments in our products and key technologies provide significant competitive differentiation. Our key technologies are architected to support large volumes of data at a massive scale with minimal overhead. Our platform is highly flexible and is able to collect and index large amounts of heterogeneous data formats, from physical, virtual and/or cloud environments.

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

Data platform.    Our products enable users to process data from diverse sources no matter the infrastructure topology, from a single system to a globally distributed microservices application. This data platform allows customers to address the complexities of handling massive amounts of real-time, dynamic, heterogeneous data. Our APIs enable users to forward data from our software to other parts of their IT network, creating a data platform across the organization, irrespective of whether the data is used by our products for analysis and reporting or as a conduit to other systems.

Search processing language.    Our proprietary search processing language is specifically designed for working with large volumes of data. Our search language supports arithmetic operations to refine searches and conduct calculations with the results of a query in real time. Statistical and reporting commands native to our search language, including machine learning algorithm support, and enable users to perform more robust calculations and analytics. Our software can also learn about the structure of the data through the searches users conduct, allowing users to utilize the data structure and knowledge garnered by previous Splunk searches. Our software includes acceleration technology that delivers high performance for analytical operations across terabytes or petabytes of data, such as identifying rare terms and performing aggregation operations.

Machine Learning.    The Splunk platform allows our customers to apply machine learning analytics to better predict and help prevent IT, security and IoT incidents, and can also be used to forecast key business indicators. Machine learning embedded in our software offers customers advanced analytics as an integrated, turnkey part of IT and security use cases.

Real-time cloud and microservices monitoring at scale.    Our SignalFx technology enables the collection of cloud infrastructure metrics and traces at a very high scale. It provides full-fidelity monitoring by recording all of the traces generated by monitored applications. Meanwhile, the streaming metrics capabilities provide the ability to collect and analyze metrics at scale. Artificial intelligence is applied to spot anomalies and trends among the billions of data points collected, which allows SignalFx users to quickly triage and resolve problems in their cloud infrastructure and microservices-based applications.

Splunk Enterprise and Splunk Cloud

Features and Functionality

Our Splunk Enterprise platform contains the following features and functionalities and Splunk Cloud delivers the benefits of Splunk Enterprise as a cloud service.

Universally collect, index, store and archive any data, from any source.    Splunk Enterprise processes data in real time from any source, format or location. This includes streaming data generated by websites, applications, servers, networks, sensors and mobile devices.

Search and investigate.    Splunk Enterprise allows users to search real-time and historical data simultaneously.

User-friendly interface.    Splunk Enterprise uses a customizable interface that enables users to understand and adopt the product. The user interface also provides productivity features, such as type-ahead and contextual help to accelerate adoption and usage.

Analytics workspace.    Splunk Enterprise provides a drag-and-drop interface that enables non-technical users to monitor, analyze, and visualize metrics and other time-series data without writing code.

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

Data models and pivot interface.    Splunk Enterprise enables users to build data models that describe relationships in the underlying data, making it more meaningful and usable. Non-technical users can generate charts, visuals and dashboards using the pivot interface, without the need to master the Splunk Search Processing Language.

Workload management.    Splunk Enterprise enables users to align resource use with business priorities through a rule-based framework that allocates compute and memory resources to search, indexing, and other resource intensive processes.

Splunk SmartStore.    Splunk Enterprise allows users to retain and analyze growing volumes of historical data using remote object stores, such as Amazon S3, to store indexed data to reduce infrastructure costs with the Splunk SmartStore.

Deployment management and monitoring tools.    Whether users deploy on premises or in a cloud environment, Splunk Enterprise includes management, monitoring and deployment tools to administer the Platform and maintain a healthy deployment. Additionally, the Splunk Operator for Kubernetes deployment container, available on DockerHub and Red Hat registries, automates deployment of Splunk Enterprise in a cloud environment.

Developer platform.    Splunk Enterprise includes a rich developer environment. The Splunk Web Framework enables developers to use the tools and languages they know, such as JavaScript, to build Splunk apps with custom dashboards, a flexible UI and custom data visualizations. SDKs for Java, JavaScript, C# and Python enables rapid integration between Splunk Enterprise to other applications and systems to maximize the value of our customers’ data.

Customizable and third-party applications.    Splunk Enterprise enables users to build their own applications or install applications built by Splunk or third-party developers based on an industry use case or unique customer data need.

Role-based access controls.    Splunk Enterprise incorporates role-based access controls and authentication, integrated with existing enterprise-wide security policies, to help secure the data stored within our indexes, as well as control users’ activities in our software.

Technology Architecture

The technology architecture of our Splunk platform contains a number of important components:

Collection.    Our Splunk platform collects data from many disparate sources across a distributed environment deployed on-premises, or in public and private clouds. This includes servers, network devices, message buses, API endpoints, desktop and laptop computers, mobile devices and various other systems that organizations have deployed to support their operations. Our products act as a recording mechanism, collecting, storing and making available all of the data that they index and store. Splunk offers a Universal Forwarder and other data ingestion tools that can be deployed on various data sources to facilitate the reliable rapid collection of data. Splunk Enterprise features native support for metrics, which are sets of numbers describing a particular process or activity, measured over time. Our Splunk platform uses a custom index type that is optimized for metric storage and retrieval for system metrics such as CPU, memory, disk or information from IoT devices.

Indexing.    Our proprietary universal indexing technology enables real-time indexing of any data collected regardless of its source or format and without the use of any specific parsers or data connectors. Our Splunk platform indexes the data and stores the data in a scalable storage format, which can reside on commodity servers and storage devices. In the case of Splunk Cloud, data is stored securely in our cloud service, which is hosted exclusively by third-party providers of cloud infrastructure services.

Search.    Our Splunk platform enables users to search massive amounts of data that have been indexed and stored. At its most basic level, the search engine at the core of our Splunk platform allows users to type and search for keywords or data fields that are of interest. This foundational capability forms the basis for deriving business insights from our dashboards and customized views. Users can leverage our search language and functionality to filter through indexed data and refine search results to obtain more precise information. The Splunk platform also provides event pattern detection to allow users to detect meaningful patterns in their data, regardless of data source or type.

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

SDKs and APIs.    Our SDKs allow third-party software developers to build enterprise applications on top of our software using popular programming languages such as Java, JavaScript, C# and Python. Our APIs allow users to access the data stored within the Splunk platform instance, as well as access our data engine functionality from third-party software.

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

For Splunk Enterprise deployments, our software can be deployed in a variety of environments ranging from a single server to globally distributed enterprise IT environments handling petabytes of data per day. Our customers can deploy Splunk Enterprise on-premises, in the cloud, in virtualized server and storage environments or in hybrid IT environments. Our customers can use Splunk forwarders, indexers, and search heads to create a data platform that allows for the efficient, secure and real-time collection and indexing of data regardless of network, data center or IT infrastructure topology.

This distributed data processing architecture provides near-linear scalability, resulting in the ability to index and search across massive data volumes. Our Splunk platform can operate in a single data center or across multiple data centers both inside and outside an organization, and all from a single user interface. This architecture also allows for flexible deployment of hardware, as commodity hardware can be added as needed.

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

Maintenance and Customer Support

Our customers that purchased perpetual licenses typically purchased one year of software maintenance and support, with an option to renew their maintenance agreements. Term license purchases include software maintenance and support for the term of the license. These maintenance agreements provide customers the right to receive unspecified software updates, maintenance releases and patches, and access to our technical support services during the term of the agreement.

We maintain a customer support organization that offers multiple service levels for our customers based on their needs. Standard or Premium support customers receive 24x7x365 access to subject matter experts for critical issues, direct telephone support, access to online support and software upgrades. Additionally, Premium support provides our best response and targeted fix Service Level Objectives (SLOs) for all case priorities and a designated resource to manage the account holistically, providing proactive support and quarterly reviews of the customer’s deployments. Our customer support organization has global capabilities, delivering support with deep expertise in our software, complex IT environments and associated third-party infrastructure.

Training Services

We offer training services to our customers and partners through our education and training organization. We have also implemented a comprehensive training certification program to ensure an understanding of our offerings.

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

Partner and Developer Ecosystem

We have established relationships with leading technology companies to enhance our partner ecosystem. These partners work with Splunk to build technology integrations that provide elevated experiences for our joint customers. Integrations typically consist of building a Splunk app, which allows users to capture data and gain insights into our partners’ respective products. The majority of Splunk customers leverage multiple apps in their deployments, which include those developed by our partners. Many technology providers offer free apps via the Splunkbase website.

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

We engage with managed service providers, who offer services based on our software, such as for security and IT operations management. These services are typically offered on a subscription basis, for which we are paid license fees typically based on daily indexing volume.

Splunk Communities

Our online communities support our growing active users in three key areas: (1) extension of capabilities with third-party apps and add-ons via Splunkbase, (2) engagement spaces to connect with, learn from, and support one another via Splunk Answers and Splunk User Groups, and (3) development resources to support novel uses and extensions of our platform via Splunk Dev. We also maintain active communities on leading social internet platforms, including Facebook, Twitter, LinkedIn and Slack.

Splunkbase.    Users and partners contribute and share custom apps and add-ons that run on our software in an online community marketplace called Splunkbase. Generally, these apps provide pre-built functionality that addresses specific use cases. Currently, we have over 1,800 apps and add-ons available for download on the Splunkbase website, most of which are built and maintained by third parties. We do not receive any revenues from the sale of apps by third-party application providers, and many apps posted to Splunkbase are provided at no additional cost to users. Partner apps listed on Splunkbase that are not free are licensed directly by the third party to the end user.

Splunk Answers and Splunk User Groups.    Users ask questions, as well as seek and share best practices, in an online community forum called Splunk Answers. In Splunk Answers, users share best practices about how to build searches, create data visualizations, build implementations to address specific use-cases and configure and deploy our software. While our product, support, engineering and professional services teams participate in Splunk Answers, the majority of questions appearing on Splunk Answers are answered by other Splunk users, including the SplunkTrust, a peer-nominated group of exceptional Splunk users. Additionally, we continue to support the growth of our offline community with local Splunk User Groups worldwide and a growing collection of Splunk-sponsored events, such as our annual user conference, (“.conf “) and regional/local events, such as SplunkLive!

Splunk Dev.    In addition to documentation and resources about the Splunk APIs and SDKs, our developer portal Splunk Dev contains additional resources for building novel apps and integrations that bring new kinds of data into the platform and deliver data-based insights for nearly any team and function. Users can sign up for free developer licenses to explore both Splunk Enterprise and Splunk Cloud, to support both their on-premises and cloud-native application needs. Additional resources made available through Splunk Dev include developer guides, API references, tutorials, downloads, tools and examples.

Sales and Marketing

Our sales and marketing organizations work together closely to drive market awareness, build a sales pipeline, and cultivate customer relationships to drive revenue growth.

Sales

We sell our offerings directly through field sales and inside sales and indirectly through different routes to market with various partners. We gather prospects through a broad range of marketing campaigns, programs and events. Our sales development teams handle lead qualifications. Large or complex transactions are handled by our globally distributed direct field sales teams. Our sales engineers help define customer use cases and pre-sales qualification and evaluation. Our field sales teams are organized geographically across the Americas, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). We also have a dedicated sales team focused on government customers, which includes United States federal, state and local government entities. In addition to acquiring new customers, our sales teams are responsible for securing renewals of existing contracts, as well as increased adoption of our offerings by existing customers. To accomplish this, our field sales and customer success teams work closely with our customers to ensure adoption and overall account health, which ultimately leads to expanded licenses through higher capacity or upgrades and additional use cases within existing customers. We intend to invest in our sales organization and partners to drive greater market penetration in these regions.

We maintain an extensive partner ecosystem, of which many types of partners contribute to sourcing, co-selling and fulfilling Splunk sales. These partner types include distributors, resellers, global system integrators and managed service providers. Our partners assist us by identifying new prospects or use cases through their technology and deep customer relationships. They also provide professional services and support to existing customers, upselling for additional use cases and maintenance renewals. Our Splunk Partner+ Program is based on providing a simple and predictable business model for our partners and Splunk. Our partners expand our geographic sales reach worldwide, across all our sales theaters. The Splunk Partner+ Program includes over 2,000 active partners that span our global system integrators, distributors, value-added resellers, technology alliance partners, OEMs, professional services and managed services providers. Historically, the majority of Europe, EMEA, APAC and U.S. Public Sector sales have heavy engagement with our partners, and we expect this trend to continue.

Marketing

We focus our marketing efforts on generating demand to drive pipeline for our sales force and partners, increasing Splunk’s brand and awareness, driving viral adoption, and communicating product advantages and business benefits. We market our offerings as a targeted solution for specific use cases and as an enterprise solution for data. We engage with existing and potential customers to provide community-based education and awareness and to promote expanded use of our software within these customers. We host a number of events, including the SplunkLive! event series, across our sales regions to engage with both existing customers and new prospects, as well as deliver product training. We host “.conf” and multiple partner conferences as other ways to support the Splunk community to foster collaboration and help our customers drive further business results from our software.

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

Intellectual Property

We rely on patent, trademark, copyright and trade secret laws, confidentiality procedures, internal policies and contractual provisions to protect our technology and intellectual property rights. The nature and extent of legal protection of our intellectual property rights depends on, among other things, its type and the jurisdiction in which it arises. We believe that our intellectual property rights are valuable and important to our business. We file patent applications to protect our intellectual property and believe that the duration of our issued patents is sufficient when considering the expected lives of our products.

We retain ownership of software we develop. All software is licensed to users and primarily provided in object code or as a cloud service pursuant to browser-wrap, embedded or on-line license or service terms, or signed customer agreements. These agreements generally contain restrictions on duplication, disclosure, transfer and license circumvention. We are currently unable to measure the full extent of unauthorized use of our software. We believe, however, that such unauthorized use is and can be expected to be a persistent problem that negatively impacts our revenue and financial results.

Customers

We have over 19,400 customers in more than 130 countries, including over 90 of the Fortune 100 companies, as of January 31, 2020. We exclude users of our trial software and users of VictorOps and SignalFx from our customer count. We provide offerings to customers of varying sizes, including enterprises, educational institutions and government agencies. No individual customer represented more than 10% of our total revenues for any of the periods presented. Our current customer base spans numerous industry verticals, including cloud and online services; education; financial services; government; healthcare/pharmaceuticals; industrials/manufacturing; media/entertainment; retail/ecommerce; technology and telecommunications.

Backlog and Seasonality

Our backlog represents non-cancelable orders that have not been recognized as revenue and have not yet been invoiced. We had backlog of approximately $794.9 million and $379.8 million as of January 31, 2020 and 2019, respectively.

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

•	IT departments of potential customers which have undertaken custom software development efforts to analyze and manage their data;

•	companies targeting the big data market by commercializing open source software, such as Elastic;

•	security, systems management and other IT vendors, including BMC Software, IBM, Intel, Micro Focus, Microsoft and VMware;

•	business intelligence vendors, analytics and visualization vendors, including IBM and Oracle;

•	cloud monitoring and APM vendors, including Cisco AppDynamics, Datadog and New Relic; and

•	public cloud providers, including Amazon (Amazon Web Service), Google (Google Cloud Platform) and Microsoft (Microsoft Azure).

The principal competitive factors in our markets are product features, performance and support, product scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. We believe that we generally compete favorably on the basis of these factors. For example, Splunk Enterprise, Splunk Cloud and our premium solutions all contain rich feature sets that reduce costly deployment cycles typically associated with enterprise software.

Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios, broader global distribution and presence, competitive pricing and more developed ecosystems of partners and skilled users. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on delivering real-time business insights from data and could directly compete with us. Companies may develop open source-based alternatives that, customers may conclude, offer equivalent or superior functionality to our Splunk offerings. Smaller companies could also launch new offerings that we do not offer and that could gain market acceptance quickly.

Employees

As of January 31, 2020, we had over 5,800 employees. None of our United States employees is represented by a labor union with respect to his or her employment with us. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have not experienced any work stoppages.

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

If we fail to successfully manage our business model transition, our operating results could be negatively impacted.

Historically we generated a majority of our revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. However, our business model has shifted rapidly to primarily offering term licenses and cloud subscription agreements, as well as increased annual invoicing and decreased multi-year upfront invoicing, and we expect that this transition will continue. Accordingly, we discontinued offering new perpetual licenses effective November 1, 2019. Generally, as we shift our licensing model to term licenses and cloud subscription agreements, along with related shifts in our invoicing practices, there will be longer periods over which we collect cash from customers, which has a negative impact on our operating cash flows, moreover, as cloud services become a larger percentage of our sales, operating margins and the timing of our recognition of revenue will be impacted. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, tax and accounting implications, pricing, and our costs. In addition, the metrics we use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge. If we do not successfully execute this transition, our business and future operating results could be adversely affected.

Our future operating results may fluctuate significantly and our operating results may not be a good indication of future performance.

Our revenues, operating margins, cash flows and other operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance. For example, we generally recognize term license revenues, in addition to perpetual license revenues, upfront and recognize revenues associated with our cloud services ratably over the term of the agreement. At the beginning of each period, we cannot predict the ratio of orders with revenues that will be recognized upfront and those with revenues that will be recognized ratably that we will enter into during the quarter as our customers have the ability to choose between a term license and cloud subscription agreement. In addition, the size of our licenses and orders varies greatly. A single, large term license in a given period could distort our operating results, and a decline in larger orders in any given period could adversely affect our revenues and operating results. A portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including agreements for our cloud services and maintenance and support agreements. Consequently, a decline in business from such ratably recognized agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods.

We may not be able to accurately predict our future revenues or results of operations. For example, although our shift to a renewable model generates recurring revenue and cash flows that are expected to be more predictable over time, we may not be able to accurately forecast our revenue, cash flows and other financial results in the near term due to a number of variables, including the timing of our collection of cash, increased annual invoicing, revenue mix, our customers’ willingness to adopt our cloud services model and term licenses over our traditional perpetual licenses, and the timing of revenue recognition. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are expected to be relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter.

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

•	the renewal and usage rates of our customers;

•	changes in the competitive dynamics of our market;

•	changes in customers’ budgets and in the timing of their purchasing decisions;

•	changes in our pricing models and practices or those of our competitors;

•	changes to our invoicing practices;

•	customers delaying purchasing decisions in anticipation of new offerings or software enhancements by us or our competitors;

•	customer acceptance of and willingness to pay for new versions of our offerings or new solutions for specific product and end markets;

•	our ability to successfully introduce and monetize new offerings and licensing and service models for our new offerings;

•	network outages or actual or perceived security breaches or incidents;

•	the availability and performance of our cloud services, including Splunk Cloud;

•	our ability to control costs, including our operating expenses;

•	changes in laws and regulations that impact our business;

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and expect to continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial systems and infrastructure. As of January 31, 2020, approximately 35% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture and values. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

To effectively manage growth, we must continue to improve our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•	improving our key business applications, processes and IT infrastructure to support our business needs and appropriately documenting such systems and processes;

•
enhancing information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other and our growing base of customers and partners; and

•	enhancing our internal controls to ensure timely and accurate reporting of all of our operations and financial results.

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

The recent global COVID-19 outbreak could harm our business and results of operations.

In December 2019, COVID-19 was reported in China, in January 2020 the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations. In addition, COVID-19 may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. More generally, the outbreak of COVID-19 could adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations. It is not possible at this time to estimate the impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Furthermore, due to our shift to a renewable model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all.

We face intense competition in our markets, and we may be unable to compete effectively against our current and future competitors.

Although our offerings target the new and emerging market for software and cloud services that deliver real-time business insights from data, we compete against a variety of large cloud service providers and software vendors, as well as smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•
large cloud service providers, as well as small, specialized vendors, that provide complementary and competitive solutions in enterprise data analytics, security offerings, log aggregation and management, data warehousing, orchestration, automation, incident response and big data technologies that may compete with our offerings;

•	IT departments of potential customers which have undertaken custom software development efforts to analyze and manage their data;

•	companies targeting the big data market by commercializing open source software, such as Elastic;

•	security, systems management and other IT vendors, including BMC Software, IBM, Intel, Micro Focus, Microsoft and VMware;

•	business intelligence vendors, analytics and visualization vendors, including IBM and Oracle;

•	cloud monitoring and APM vendors, including Cisco AppDynamics, Datadog and New Relic; and

•	public cloud providers, including Amazon (Amazon Web Service), Google (Google Cloud Platform) and Microsoft (Microsoft Azure).

The principal competitive factors in our markets include features, performance and support, scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. Some of our current and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios, broader global distribution and presence and more developed ecosystems of partners and skilled users. Further, competitors may be able to offer products or functionality similar to ours at a more attractive price than we can, such as by integrating or bundling their software products with their other product offerings. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on delivering real-time business insights from data and could directly compete with us. For example, companies may commercialize open source software, such as Elasticsearch, in a manner that competes with our offerings or causes potential customers to believe that such product and our offerings perform the same function. If companies move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services comparable to ours or that are better suited for cloud-based data, and the demand for our offerings may decrease. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.

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

If our new and existing offerings and product enhancements do not achieve sufficient market acceptance, our financial results and competitive position will suffer.

Our business substantially depends on, and we expect our business to continue to substantially depend on, sales of licenses, maintenance and services related to Splunk Enterprise. As such, the market acceptance of Splunk Enterprise is critical to our continued success. Demand for Splunk Enterprise is affected by a number of factors beyond our control, including continued market acceptance of Splunk Enterprise by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market and the economy in general. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Splunk Enterprise, our business operations, financial results and growth prospects will be materially and adversely affected.

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

Our new and existing offerings or product enhancements and changes to our existing offerings could fail to attain sufficient market acceptance for many reasons, including:

•	our failure to predict market demand accurately in terms of product functionality and to supply offerings that meet this demand in a timely fashion;

•	defects, errors or failures;

•	negative publicity about their performance or effectiveness;

•	delays in releasing to the market our new offerings or enhancements to our existing offerings to the market;

•	introduction or anticipated introduction of competing products by our competitors;

•	inability to scale and perform to meet customer demands;

•	poor business conditions for our end-customers, causing them to delay IT purchases; and

•	reluctance of customers to purchase products incorporating open source software.

If our new or existing offerings or enhancements and changes do not achieve adequate acceptance in the market, our competitive position will be impaired, and our revenue, business and financial results will be negatively impacted. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred in connection with the new offerings or enhancements.

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

We typically enter into term-based agreements for our licensed on-premises offerings, cloud services, and maintenance and support services, which customers have discretion to renew or terminate at the end of the initial term. In order for us to improve our operating results, it is important that new customers enter into renewable agreements, and our existing customers renew, upgrade and expand their term-based agreements when the initial contract term expires. Our customers have no obligation to renew, upgrade or expand their agreements with us after the terms have expired. Our customers’ renewal, upgrade and expansion rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of general economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. For example, the impact of COVID-19 on the current economic environment has caused, and may in the future cause, customers to request concessions such as extended payment terms or better pricing. If our customers do not renew, upgrade or expand their agreements with us or renew on terms less favorable to us, our revenues may decline.

If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our cloud services, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, and we may incur significant liabilities.

Our offerings involve the storage and transmission of data, and security breaches and incidents could result in the loss of this information, litigation, indemnity obligations, fines, penalties and other liability. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or our customer’s data or to disrupt our ability to provide services. Because there are many different techniques used to obtain unauthorized access to systems and data, and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and incidents and proactively implement adequate preventative measures. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud services, our security measures or those of our third-party service providers could be breached or otherwise fail to prevent unauthorized access to or disclosure, modification, misuse, loss or destruction of such information. Computer malware, viruses, social engineering (phishing attacks), and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. In the first quarter of fiscal 2019, we took corrective action against an attacker who utilized compromised credentials to access and delete compute capacity in the Splunk Cloud environment. In addition, we do not directly control content that customers store in our offerings. If customers use our offerings for the transmission or storage of personal information or other sensitive types of information and our security measures are, or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential or proprietary information. We make use of third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing, human resources services, customer relationship management, enterprise risk planning and other functions. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches and incidents, and to reduce the impact of a security breach or incident at a third-party vendor, such measures cannot provide absolute security. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. While we maintain measures designed to protect the integrity, confidentiality and security of our data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.

Any security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our offerings and damage to our brand, reduce the demand for our offerings, disrupt normal business operations, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and adversely affect our revenues and operating results. These risks may increase as we continue to grow the number and scale of our cloud services, and process, store, and transmit increasing amounts of data.

Third parties may also conduct attacks designed to deny customers access to our cloud services. A significant disruption in access to, or ability to use, our cloud services could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise negatively affect our business.

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

We employ multiple, unique and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise based on either the estimated daily data indexing capacity or compute resources our customers require. In addition, Splunk Cloud is generally priced based on either the volume of data indexed per day including a fixed amount of data storage, or purchased infrastructure and data storage our customers require, while Splunk Phantom and VictorOps are priced by the number of seats that use the products. We offer term licensing options for on-premises offerings and have some remaining perpetual licenses with existing customers, which each have different payment schedules, and depending on the mix of such licenses and cloud subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. As the amount of data within our customers’ organizations grows, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. We have introduced and expect to continue to introduce variations to our pricing models, including but not limited to, predictive pricing programs, infrastructure-based pricing, data ingestion pricing, “rapid adoption” packages and other pricing programs that provide broader usage and cost predictability as well as tiered pricing based on deployment models, data source types, compute and storage units and customer environments. Although we believe that these pricing models and variations to these models will drive net new customers, increase customer adoption and support our transition to a renewable model, it is possible that they will not and may potentially cause customers to decline to purchase or renew licenses or confuse customers and reduce their lifetime value, which could negatively impact our revenue, business and financial results.

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

We increasingly rely on third-party providers of cloud infrastructure services to deliver our offerings to users on our platform, and any disruption of or interference with our use of these services could adversely affect our business.

Our cloud services, such as Splunk Cloud, are hosted exclusively by third party providers of cloud infrastructure services (“Cloud Service Providers”). We do not have control over the operations or the facilities of Cloud Service Providers that we use, and any changes in a Cloud Service Provider’s service levels, which may be less than 100%, may adversely affect our ability to meet the commitments we make to our customers and their requirements. We currently offer a 100% uptime service level agreement (“SLA”) for Splunk Cloud. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as the usage of our offerings increases. If any of the services provided by the Cloud Service Providers fail or become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, or if we are unable to deliver 100% uptime under our SLAs, our revenues could be reduced, our reputation could be damaged, we could be exposed to legal liability, expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our offerings and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business, financial results and the usage of our offerings. If we are unable to renew our agreements with our Cloud Service Providers on commercially reasonable terms, or our agreement is prematurely terminated, or we need to add new Cloud Services Providers to increase capacity and uptime, we could experience interruptions, downtime, delays, and additional expenses related to transferring to and providing support for these new platforms. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.

Failure to protect our intellectual property rights could adversely affect our business and our brand.

Our success and ability to compete depends, in part, on our ability to protect our trade secrets, trademarks, copyrights, patents, know-how, confidential information, proprietary methods and technologies and other intellectual property and proprietary rights, so that we can prevent others from using our inventions and proprietary information and property. We generally rely on patent, copyright, trade secret and trademark laws, and confidentiality or license agreements with our employees, consultants, vendors, customers, partners and others, and generally limit access to and distribution of our proprietary information, in order to protect our intellectual property rights and maintain our competitive position. However, we cannot guarantee that the steps we take to protect our intellectual property rights will be effective.

Our issued patents and any patents issued in the future may not provide us with any competitive advantages, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or we may not be able to do so at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the infringement, validity, enforceability and scope of protection of patent and other intellectual property rights are complex and often uncertain. Any patents that are issued, and any of our other intellectual property rights may be challenged by others and invalidated or narrowed through administrative process, litigation, or similar proceedings, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. We cannot be certain that we were the first to use the inventions claimed in our issued patents or pending patent applications or otherwise used in our offerings, that we were the first to file patent applications, or that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our offerings or technology. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our offerings are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States (in particular, some foreign jurisdictions do not permit patent protection for software, and even in the United States, this protection is limited), and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Additional uncertainty may result from recent and future changes to intellectual property legislation in the United States and other countries and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Further, although we endeavor to enter into non-disclosure agreements with our employees, licensees and others who may have access to confidential and proprietary information, we cannot assure that these agreements or other steps we have taken will prevent unauthorized use, disclosure or reverse engineering of our technology.

Moreover, third parties may independently develop technologies or products that compete with ours, and we may be unable to prevent this competition.

We might be required to spend significant resources to defend, monitor, and protect our intellectual property rights, such as by initiating claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. However, we may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be adequate to compensate us for the harm suffered. Additionally, we may provoke third parties to assert counterclaims against us. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may adversely affect our business operations or financial results. For any of these reasons, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology or use of our brand, and our business might be adversely affected.

We have been, and may in the future be, subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenues and against which our patents may therefore provide little or no deterrence. From time-to-time, third parties, including certain of these leading companies and non-practicing entities, have asserted and may assert patent, copyright, trademark or other intellectual property rights against us, our partners, our technology partners or our customers. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the enterprise software market.

There may be third-party intellectual property rights, including issued or pending patents, that cover or claim to cover significant aspects of our technologies or business methods. We may be exposed to increased risk of being the subject of intellectual property infringement claims as a result of acquisitions, as, among other things, we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages or enhanced statutory damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third-party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our offerings and may be unable to compete effectively. Any of these results would adversely affect our business operations and financial results.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $1.56 billion at January 31, 2020. Because the market for our offerings continues to evolve and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

Splunk Cloud, as well as cloud services for other products, require costly and continual infrastructure investments, and market adoption of these cloud services could adversely affect our business.

A cloud-based model of software deployment is one in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. Delivering software under a cloud-based model results in higher costs and expenses when compared to sales of on-premises licenses for similar functionality. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a cloud-based model. Many of our offerings are now made available in the cloud as well as on-premises. Customers can sign up for Splunk Cloud and other services and avoid the need to provision, deploy and manage internal infrastructure. In order to provide Splunk Cloud and other services via a cloud-based deployment, we have made and will continue to make capital investments and incur substantial costs to implement and maintain this alternative business model. In addition, as we look to deliver more cloud services, we are making significant technology investments to deliver new capabilities and advance our software to deliver cloud-native customer experiences. We expect that over time the percentage of our revenue attributable to our cloud services will increase. If our cloud services, in particular Splunk Cloud, do not garner widespread market adoption, or there is a reduction in demand for cloud services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, security or privacy concerns, inability to properly manage such services, competing technologies and products, decreases in corporate spending or otherwise, our financial results, business model and competitive position could suffer. If these investments do not yield the expected return, or we are unable to decrease the cost of providing our cloud services, our gross margins, overall financial results, business model and competitive position could suffer. Transitioning to a cloud-based model also impacts the way we recognize revenues, which may affect our operating results and could have an adverse effect on our business operations and financial results.

Even with these investments and costs, the cloud-based business model for Splunk Cloud and other services may not be successful, as some customers may desire only on-premises licenses to our offerings. Our cloud services may raise concerns among customers, including concerns regarding changes to pricing models, service availability, scalability, ability to use customer-developed apps, information security of a cloud service and hosted data, and access to data while offline or once a subscription has expired. Market acceptance of our cloud services can be affected by a variety of factors, including but not limited to: security, reliability, performance, terms of service, support terms, customer preference, community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding data privacy or data protection, and the enactment of restrictive laws or regulations in the affected jurisdictions. If we or other providers of cloud services experience security incidents or breaches, loss of customer data, disruptions in delivery of services, network outages, disruptions in availability of the internet, unauthorized access or other problems, the market for cloud services as a whole, including Splunk Cloud, may be negatively affected. Moreover, sales of Splunk Cloud and other services could displace sales of our on-premises software licenses. Alternatively, subscriptions to Splunk Cloud and other services that exceed our expectations may unexpectedly increase our costs, lower our margins, lower our profits or increase our losses and otherwise negatively affect our projected financial results.

Interruptions or performance problems associated with our technology and infrastructure, and our reliance on Software-as-a-Service (“SaaS”) technologies from third parties, may adversely affect our business operations and financial results.

Our continued growth depends in part on the ability of our existing and potential customers to use and access our cloud services or our website in order to download our on-premises software or encrypted access keys for our software within an acceptable amount of time. In addition, we rely heavily on hosted SaaS technologies from third parties in order to operate critical functions of our business, including enterprise resource planning services and customer relationship management services. We have experienced, or may in the future experience, website and cloud service disruptions, storage failures, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website and services simultaneously, unauthorized access, denial of service, security or ransomware attacks. In some instances, we may not be able to identify the cause or causes of these website or service performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website and service performance, especially during peak usage times and as our offerings become more complex and our user traffic increases. If our website or cloud services are unavailable or if our users are unable to download our software or encrypted access keys within a reasonable amount of time or at all, we could suffer damage to our reputation with current and potential customers, be exposed to legal liability, and lose customers, all of which could negatively affect our business. We expect to continue to make significant investments to maintain and improve website and service performance and to enable rapid releases of new features and apps for our offerings. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

Our sales cycle is long and unpredictable, particularly with respect to large customers, and our sales efforts require considerable time and expense.

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. This variation is due to numerous factors, including in the expansion of our offerings and new pricing models, as well as the potential for different buying centers for the same offering. In addition, the introduction of Splunk Cloud has generated interest from our customers who are also considering purchasing and deploying Splunk Enterprise on-premises. In some cases, our customers may wish to consider a combination of these offerings, potentially further slowing our sales cycle. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, an existing customer will convert from a perpetual license to term license or to cloud services, we will make a sale with a potential customer, or a user of a trial version of one of our offerings will upgrade to the paid version of that offering. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenues from that transaction is delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term (subject to rising fixed costs in the longer term as discussed above), our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline.

Our international sales and operations subject us to additional risks and challenges that can adversely affect our business operations and financial results.

During the fiscal year ended January 31, 2020, we derived approximately 29% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

Our international operations subject us to a variety of risks and challenges, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•
reliance on partners, which may have different incentives or may sell competing products, as well as different approaches with respect to compliance with laws and regulations, business practices and other day-to-day activities;

•	longer payment cycles and difficulties in collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;

•	increased financial accounting and reporting burdens and complexities;

•	general economic conditions in each country or region;

•	political uncertainty around the world;

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

•	fluctuations in currency exchange rates and the related effect on our financial results;

•	difficulties in repatriating or transferring funds from, or converting currencies in, certain countries;

•	the need for localized software and licensing programs;

•	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property and contract rights abroad; and

•	natural disasters, diseases and pandemics, such as COVID-19, that may disproportionately affect areas in which we do business.

A number of recent geopolitical events may impact our financial statements and results of operation. Following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the European Union (“EU”) (often referred to as “Brexit”), and on January 31, 2020, the United Kingdom officially left the European Union pursuant to Brexit, with a transitional period during with the United Kingdom remains bound to the EU’s rules, set to end on December 31, 2020.  Brexit has created an uncertain political and economic environment in the United Kingdom and other European Union countries. Following the transition period, the United Kingdom will lose access to the EU single market and to EU trade deals negotiated with other jurisdictions, so the long-term effects of Brexit will depend on the agreements or arrangements with the EU for the United Kingdom to retain access to EU markets either during the transitional period or more permanently. Brexit may cause disruption to our business, including affecting relationships with existing and future customers, suppliers, and employees. For example, all our sales to customers based in the EU are transacted through our subsidiary incorporated in the United Kingdom and at this time, we are unable to determine the effects, if any, of Brexit on our sales to these customers. The economic and legal uncertainty caused by Brexit in the region and globally could also adversely affect the tax, operational, legal and regulatory regimes to which our business is subject. Brexit may subject us to new regulatory costs and challenges, in addition to other adverse effects that we are unable effectively to anticipate.

Any of these risks could adversely affect our international operations, reduce our international revenues or increase our operating costs, adversely affecting our business operations, financial results and growth prospects.

In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. In addition, although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our offerings and could have a material adverse effect on our business operations and financial results.

If we are unable to maintain successful relationships with our partners, and to help our partners enhance their ability to independently sell and deploy our offerings, our business operations, financial results and growth prospects could be adversely affected.

In addition to our direct sales force, we use partners, such as distributors and resellers, to license, provide professional services and support our offerings. Historically, we have relied on a limited number of such partners for a substantial portion of our total sales, particularly in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions, and for sales to government agencies. For example, sales through our top two partners, represented 48% of our revenue in fiscal 2020. We expect that sales through partners in all regions will continue to grow as a portion of our revenues for the foreseeable future. As changes in our partner strategy are implemented, including potentially emphasizing partner-sourced transactions, results from sales through our partners may be adversely affected.

Our agreements with our partners are generally non-exclusive, meaning our partners may offer customers the products of several different companies, including products that compete with ours. If our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our offerings may be adversely affected. Our partners may cease marketing our offerings with limited or no notice and with little or no penalty. The loss of a substantial number of our partners or any of our key partners, our possible inability to replace them, or the failure to recruit additional partners could materially and adversely affect our results of operations and could have an impact on the growth rate of our revenue as we work to obtain new partners or replacement relationships. In addition, sales by partners are more likely than direct sales to involve collectability concerns, in particular sales by our partners in developing markets, and accordingly, variations in the mix between revenues attributable to sales by partners and revenues attributable to direct sales may result in fluctuations in our operating results.

As we are transitioning our business model, the manner in which we conduct business with and compensate our partners, as well as the business demands placed upon our partners will likely change, requiring some of our historically effective partners to adapt their sales and marketing techniques to sell cloud services and term licenses. Such changes may lead to shorter duration contracts, which require more frequent customer contact by, and different business terms with, our partners. In some circumstances, new partners may be more effective in adapting to our new business model, particularly when such partners have experience selling cloud services. Therefore, our expectations for our partners, and our rubric for evaluating compatible partners may change, which may adversely impact our results of operations during the transition.

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our partners, and to help our partners enhance their ability to independently sell and deploy our offerings. In order to achieve these objectives, we may be required to adjust our incentives, pricing or discount programs for our partners, which could adversely affect our operating results. If we are unable to maintain our relationships with these partners, or otherwise develop and expand our indirect distribution channel, our business, results of operations, financial condition or cash flows could be adversely affected.

Our sales to public sector customers are subject to a number of additional challenges and risks.

We derive a portion of our revenues from contracts with U.S. federal, state and local and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For our sales to these public sector customers, we must comply with laws and regulations relating to the formation, administration and performance of contracts, which affect how our partners and how we do business with governmental agencies. These laws and regulations provide public sector customers rights, many of which are not typically found in commercial contracts. These may include rights with respect to price protection, the accuracy of information provided to the government, compliance with procurement integrity and government ethics, access to classified information, compliance with supply chain requirements and supplier diversity policies, and other terms that are particular to public sector customers. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages or other relief, penalties, termination of contracts, loss of exclusive rights in our intellectual property, and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have a material adverse effect on our business operations and financial results.

In October 2019, we received authorization under the U.S. Federal Risk and Authorization Management Program (“FedRAMP”) that allows U.S. federal government agencies and contractors to have greater integration with our platform if and when they transition to cloud-based computing. At the same time, FedRAMP places an increased compliance burden upon us, which may increase our internal costs to provide services to government agencies. If we cannot adequately comply with FedRAMP compliance requirements, our growth could be adversely impacted, and we could incur significant liability and our reputation and business could be harmed.

Factors that could impede our ability to maintain or increase the amount of revenues derived from government contracts, include:

•	changes in fiscal or contracting policies;

•	decreases in available government funding;

•	restrictions in the award of personal security clearances to our employees;

•	ability to adapt to public sector budgetary cycles and funding authorizations, with funding reductions or delays having an adverse impact on public sector demand for our products;

•	changes in government programs or applicable requirements;

•	changes in government sanctions programs and related policies;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	noncompliance with laws, contract provisions or government procurement or other applicable regulations, or the perception that any such noncompliance has occurred or is likely;

•	ability to maintain the facility clearance required to perform on classified contracts for U.S. federal government agencies, or to maintain security clearances for our employees;

•	changes to government certification requirements;

•	ability to achieve or maintain one or more government certifications, including our existing FedRAMP certification;

•	an extended government shutdown or other potential delays or changes in the government appropriations or other funding authorization processes;

•	changes in the duration of our contracts with government customers; and

•	delays in the payment of our invoices by government payment offices.

The occurrence of any of the foregoing could cause governments and governmental agencies to delay or refrain from purchasing licenses of our offerings in the future or otherwise have an adverse effect on our business operations and financial results. To the extent that we become more reliant on contracts with government entities, including foreign government entities, in the future, our exposure to such risks and challenges could increase, which in turn could adversely impact our business.

Prolonged economic uncertainties or downturns could materially adversely affect our business.

Prolonged economic uncertainties or downturns could adversely affect our business operations or financial results. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster, outbreaks of pandemic diseases such as COVID-19, political unrest and social strife, armed conflicts and an act of terrorism on the United States, Europe, Asia Pacific or elsewhere, could cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

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

We have a significant number of customers in the business services, energy, financial services, healthcare and pharmaceuticals, technology, manufacturing, media and entertainment, online services, retail, telecommunications and travel and transportation industries. A substantial downturn in any of these industries may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. For example, the impact of COVID-19 on the current economic environment has caused, and may in the future cause, such customers to request concessions including extended payment terms or better pricing. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings.

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

Furthermore, our activities are subject to the U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations or export to countries, governments, and persons targeted by U.S. sanctions. While we take precautions to prevent our offerings from being exported in violation of these laws, including obtaining authorizations for our encryption offerings where appropriate, implementing IP address blocking and screenings against U.S. Government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. For example, downloads of our free software may have in the past been made in potential violation of the export control and economic sanctions laws.

We also note that if our partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. We presently incorporate export control compliance requirements in our partner agreements. Complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

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

From time to time, as part of our acquisition activity, we have discovered a limited number of instances where certain activity raised concerns about potential violations of U.S. sanctions or export control laws. For example, we have discovered that the SaaS platform or product of an acquired company was accessed (or attempted to be accessed) from IP addresses potentially located in embargoed countries. As a result, we have submitted and may, in the future, submit voluntary disclosures with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) to alert the agency to these potential violations. If we (including the companies we acquire) are found to be in violation of U.S. economic sanctions or export control laws, it could result in fines and penalties. We may also be adversely affected through other penalties, reputational harm, loss of access to certain markets or otherwise.

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

We believe that maintaining and enhancing the “Splunk” brand identity is critical to our relationships with current customers and partners and to our ability to attract new customers and partners. The successful promotion of our brand will depend largely upon our marketing efforts, our ability to continue to offer high-quality offerings and our ability to successfully differentiate our offerings from those of our competitors. For example, in September 2019, we launched the Data-to-Everything Platform marketing campaign to enhance the “Splunk” brand. This marketing campaign, as well as our general brand promotion activities, may not be successful or yield increased revenues. In addition, independent industry analysts often provide reviews of our offerings, as well as those of our competitors, and perception of our offerings in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected.

Moreover, it may be difficult to maintain and enhance our brand in connection with sales through partners. We have and will continue to incur a substantial amount of expenditures in connection with our Data-to-Everything campaigns, and we anticipate that brand promotion expenditures will increase as our market becomes more competitive and as we attempt to grow our business. To the extent that these activities yield increased revenues, these revenues may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands, and we could lose customers and partners, all of which would adversely affect our business operations and financial results.

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

•
we do not currently provide support for software apps developed by third-party software developers, and users may be left without support and potentially disappointed by their experience of using our offerings if the third-party software developers do not provide appropriate support for these apps;

•
these third-party software developers may not possess the appropriate intellectual property rights to develop and share their apps or otherwise may not have assessed legal and compliance risks related to distributing their apps;

•	some of these apps are hosted in external sites for a fee and are not controlled or reviewed by us, which may lead to a negative experience by customers that may impact our reputation; and

•	some of these developers may use the insight they gain using our offerings and from documentation publicly available on our website to develop competing products.

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

We use open source software in our offerings and business, including as incorporated into software we receive from third party commercial software vendors, and expect to continue to use open source software in the future. Use of open source software may entail greater risks than use of third-party commercial software. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or commercialize our products. We may face claims from others alleging breach of license requirements or infringement of intellectual property rights in what we believe to be licensed open source software. In addition, under the terms of some open source licenses, under certain conditions, we could be required to release our proprietary source code that was developed using, incorporating or linked with such open source software, or apply open source licenses to our proprietary software, including authorizing further modification and redistribution. These claims or requirements, including any change to the applicable license terms, could also result in litigation, require us to purchase a costly license, require us to devote additional research and development resources to change our offerings, or require us to cease offering the implicated products unless and until we can find alternative tools or re-engineer them to avoid infringement or release of our proprietary source code, any of which would have a negative effect on our business and operating results. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide updates, warranties, support, indemnities, assurances of title or controls on origin of the software, or other contractual protections regarding infringement claims or the quality of the code. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. Additionally, we, including companies that we acquired, have intentionally made certain proprietary software available on an open source basis, both by contributing modifications back to existing open source projects, and by making certain internally developed tools available pursuant to open source licenses, and we plan to continue to do so in the future. While we have established procedures, including a review process for any such contributions, which is designed to protect any code that may be competitively sensitive, we cannot guarantee that this process has always been applied consistently by us or by companies that we have acquired, prior to the acquisition. Even when applied, because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we may be unable to prevent our competitors or others from using such contributed software source code for competitive purposes, or for commercial or other purposes beyond what we intended. Many of these risks associated with usage of open source software could be difficult to eliminate or manage, and could, if not properly addressed, negatively affect the performance of our offerings and our business.

We are subject to a number of legal requirements, contractual obligations and industry standards regarding security, data protection, and privacy and any failure to comply with these requirements, obligations or standards could have an adverse effect on our reputation, business, financial condition and operating results.

Data privacy and security have become significant issues in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain types of information. For example, on January 1, 2020, the California Consumer Privacy Act (“CCPA”), which requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, became operative. The CCPA is the subject of proposed regulations issued by the California Attorney General in October 2019. Aspects of the CCPA and its interpretation remain unclear. We cannot yet fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy or data protection legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the EU General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and, in addition to imposing stringent obligations relating to data protection and security, authorizes fines up to 4% of global annual revenue or €20 million, whichever is greater, for some violations. We have self-certified to the EU-U.S. and the Swiss-U.S. Privacy Shield Frameworks developed by the U.S. Department of Commerce and the European Commission to provide U.S. companies with a valid data transfer mechanism under EU and Swiss law to permit them to transfer personal data from the European Union or Switzerland to the United States. The EU-U.S. and Swiss-U.S. Privacy Shield Frameworks are subject to annual review. The EU-U.S. Privacy Shield Framework and model contractual clauses approved by the European Commission, which we also use in our business to address certain cross-border data transfers, each have faced challenges in European courts, and may be further challenged, suspended or invalidated. The United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, and this Data Protection Act was amended to further align with the GDPR in 2019. Brexit has, however, created uncertainty with regard to data protection regulation in the United Kingdom and how data transfers to and from the United Kingdom will be regulated post-Brexit. Our EMEA headquarters is in London, causing this uncertainty to be particularly significant to our operations. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services. Complying with the GDPR or other laws, regulations, or other obligations relating to privacy, data protection, data localization or security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results.

Some statutory requirements, both in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and numerous state statutes, include obligations of companies to notify individuals of security breaches involving certain types of personal information, which could result from breaches experienced by us or our service providers. Any actual or perceived security breach or incident could impact our reputation, harm our customer confidence, hurt our sales and expansion into new markets or cause us to lose existing customers, and could expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach or incident.

In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. Because privacy, data protection and data security are critical competitive factors in our industry, we may make statements on our website, in marketing materials, or in other settings about our data security measures and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of, existing laws and regulations, industry standards, or other obligations may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, and contractual and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, standards, contractual obligations and other obligations relating to privacy and data protection are uncertain, these laws, standards, and contractual and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management practices, our policies or procedures, or the features of our offerings. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our offerings, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new offerings and features could be limited. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our offerings. Any inability to adequately address privacy, data protection or security-related concerns, even if unfounded, or to successfully negotiate privacy, data protection or security-related contractual terms with customers, or to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and security, could result in additional cost and liability to us, damage our reputation, inhibit sales, slow our sales cycles, and adversely affect our business. Privacy and personal security concerns, whether valid or not valid, may inhibit market adoption of our offerings particularly in certain industries and foreign countries.

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

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance and other personnel, particularly in our sales and marketing, research and development, general and administrative, and professional service departments. We face intense competition for qualified individuals from numerous software and other technology companies. We may incur significant costs to attract and retain these qualified individuals, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.

We continue to be substantially dependent on our sales force to effectively execute our sales strategies to obtain new customers and to drive additional use cases and adoption among our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. In addition, as we continue to grow rapidly, a large percentage of our sales force is new to the company and our offerings. As our sales strategies evolve and offerings expand, additional training for new hires and our existing team may be required for our sales force to successfully execute on those strategies. We periodically adjust our sales organization and our compensation programs as part of our efforts to optimize our sales operations to grow revenue and support our business model transition. If we have not structured our sales organization or compensation for our sales personnel in a way that properly supports our company’s objectives, or if we fail to make changes in a timely fashion or do not effectively manage changes, our revenue growth could be adversely affected. Our growth creates additional challenges and risks with respect to attracting, integrating and retaining qualified employees, particularly sales personnel. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock, restricted stock units or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested restricted stock units or options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, results of operations, financial condition and cash flows would be adversely affected.

We have in the past made and may in the future make acquisitions that could prove difficult to integrate and/or adversely affect our business operations and financial results.

From time to time, we may choose to expand by making acquisitions that could be material to our business, results of operations, financial condition and cash flows. For example, we recently acquired SignalFx, Inc., a privately held SaaS provider of real-time monitoring and metrics for cloud infrastructure, microservices and applications, Omnition, which develops a platform for distributed tracing and application monitoring and Streamlio, Inc., which specializes in the design and operation of streaming data solutions. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

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

•
we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, infrastructure, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us or if we are unable to retain key personnel;

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

•
an acquisition may require us to comply with additional laws and regulations, or to engage in substantial remediation efforts to cause the acquired company to comply with applicable laws or regulations, or result in liabilities resulting from the acquired company’s failure to comply with applicable laws or regulations;

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

Natural disasters and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, pandemics such as the recent spread of COVID-19, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, geopolitical instability, war, the effects of climate change (such as drought, wildfires, increased storm severity and sea level rise) and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. The majority of our research and development activities, corporate offices, and other critical business operations are located near major seismic faults in California. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a major natural disaster or catastrophic event.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our offerings, improve our operating infrastructure or acquire complementary businesses and technologies. We recently lowered our cash flow guidance due to the effect of our transition to a renewable business model. If the assumptions underlying our cash flow guidance are incorrect, for example, due to the unknown impacts of COVID-19, our business may not continue to generate cash flow from operations in the future sufficient to make necessary capital expenditures. Accordingly, we have engaged in, and may need to engage in the future, in equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For example, if we elect to settle our conversion obligation under the Notes (as defined below) in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, or otherwise reduce operational flexibility. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the United States Internal Revenue Code of 1986 (the “Code”), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that either under prior regulations or other unforeseen reasons, our prior year NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a portion of these NOLs reflected on our balance sheet, even if we attain profitability.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our financial results.

We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable or that our presence in such jurisdictions is sufficient to require us to collect taxes, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our financial results.

We could be subject to additional tax liabilities.

We are subject to federal, state and local taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. We previously discovered that we have not complied with various tax rules and regulations in certain foreign jurisdictions. We are working to resolve these matters. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by challenges to our intercompany relationships and transfer pricing arrangements, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new tax laws that could increase our tax liabilities in countries where we do business. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

Our financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting principles could adversely affect our financial results and could affect the reporting of transactions already completed before the announcement of a change. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (collectively, the “Notes”) that we issued in September 2018, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We recently lowered our cash flow guidance due to the effect of our transition to a renewable business model. If the assumptions underlying our cash flow guidance are incorrect, for example, due to the unknown impacts of COVID-19, our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.

Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Holders of the Notes may hedge their positions in the Notes by entering into short positions with respect to the underlying common stock. In addition, any anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of a series of Notes is triggered, holders of such Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, when these conversion triggers have been satisfied, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity in our consolidated balance sheet at issuance, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their respective face amounts over their respective terms. We report larger net losses or lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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

We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, the FASB recently published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be negatively affected.

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

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in certain categories of companies or the overall stock market, including as a result of trends in the global economy;

•	any major change in our board of directors or management;

•	lawsuits threatened or filed against us;

•	actual or perceived security breaches or incidents; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

During the fiscal year ended January 31, 2019, we entered into an office lease for approximately 300,000 square feet located at 3060 Olsen Drive, San Jose, California. We expect to occupy the premises at 3060 Olsen Drive during the first half of fiscal 2021.

Item 3. Legal Proceedings

The information set forth under Legal Proceedings in Note 3 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock, $0.001 par value, began trading on the NASDAQ Global Select Market on April 19, 2012, where its prices are quoted under the symbol “SPLK.” As of January 31, 2020, there were 83 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders, but it is well in excess of the number of record holders.

Stock Performance Graph

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite index and the NASDAQ Computer index for each of the last five fiscal years ended January 31, 2020, assuming an initial investment of $100. The NASDAQ Computer index utilizes the same methods of presentation and assumptions for the total return calculation as does Splunk and the NASDAQ Composite index.

●	Splunk Inc.	■	NASDAQ Composite	▲	NASDAQ Computer

Company/Index	1/31/15	1/31/16	1/31/17	1/31/18	1/31/19	1/31/20
Splunk Inc.	$100.00	$89.62	$112.02	$178.84	$241.70	$300.60
NASDAQ Composite	$100.00	$100.70	$124.09	$165.58	$164.45	$208.91
NASDAQ Computer	$100.00	$104.50	$129.22	$182.68	$178.80	$257.26

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K.

The consolidated statements of operations data for fiscal 2020, 2019 and 2018, and the selected consolidated balance sheets data as of January 31, 2020 and 2019 are derived from the audited consolidated financial statements, which are included in this Form 10-K. The consolidated statements of operations data for fiscal 2018 and 2017, and the selected consolidated balance sheet data as of January 31, 2018 and 2017 have been adjusted for the adoption of Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606). The consolidated statements of operations data for fiscal 2016 and the consolidated balance sheet data as of January 31, 2016 are derived from audited consolidated financial statements, which are not included in this Form 10-K.

The consolidated statements of operations data for fiscal 2020, and the selected consolidated balance sheet data as of January 31, 2020 include the impact from the adoption of ASU No. 2016-02 (Topic 842).

Consolidated Statements of Operations Data

	Fiscal Year Ended January 31,
(In thousands, except per share amounts)	2020	2019	2018	2017	2016
Revenues
License	$1,373,367	$1,030,277	$741,302	$543,510	$405,399
Maintenance and services	985,559	772,733	567,830	400,054	263,036
Total revenues	2,358,926	1,803,010	1,309,132	943,564	668,435
Cost of revenues (1)
License	24,116	22,527	13,398	11,965	9,080
Maintenance and services	405,672	322,149	243,011	179,088	105,042
Total cost of revenues	429,788	344,676	256,409	191,053	114,122
Gross profit	1,929,138	1,458,334	1,052,723	752,511	554,313
Operating expenses (1)
Research and development	619,800	441,969	301,114	295,850	215,309
Sales and marketing	1,263,873	1,029,950	777,876	639,404	505,348
General and administrative	332,602	237,588	159,143	153,359	121,579
Total operating expenses	2,216,275	1,709,507	1,238,133	1,088,613	842,236
Operating loss	(287,137)	(251,173)	(185,410)	(336,102)	(287,923)
Interest and other income (expense), net
Interest income	54,142	31,458	8,943	5,720	3,166
Interest expense	(96,249)	(41,963)	(8,794)	(8,549)	(1,368)
Other income (expense), net	(2,407)	(1,513)	(3,600)	(3,022)	(519)
Total interest and other income (expense), net	(44,514)	(12,018)	(3,451)	(5,851)	1,279
Loss before income taxes	(331,651)	(263,191)	(188,861)	(341,953)	(286,644)
Provision for income taxes (benefit)	5,017	12,386	1,357	5,507	(7,872)
Net loss	$(336,668)	$(275,577)	$(190,218)	$(347,460)	$(278,772)
Net loss per share:
Basic and diluted	$(2.22)	$(1.89)	$(1.36)	$(2.59)	$(2.20)
Weighted-average shares outstanding:
Basic and diluted	151,949	145,707	139,866	133,910	126,746

(1)	Amounts include stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
(In thousands)	2020	2019	2018	2017	2016
Cost of revenues	$44,399	$37,501	$33,605	$30,971	$26,057
Research and development	185,262	137,171	106,690	129,388	89,197
Sales and marketing	216,276	190,422	159,240	161,164	130,054
General and administrative	99,487	76,836	58,928	56,518	46,949

Consolidated Balance Sheets Data

	January 31,
(In thousands)	2020	2019	2018	2017	2016
Cash, cash equivalents and short-term investments	$1,755,161	$2,757,385	$1,165,150	$1,083,442	$1,009,039
Working capital	1,510,519	2,333,325	953,086	874,405	719,503
Total assets	5,439,471	4,500,243	2,139,445	1,785,993	1,536,839
Deferred revenue, current and long-term	1,006,209	877,947	668,705	436,426	449,503
Total stockholders’ equity	1,999,429	1,520,457	1,131,321	1,060,292	859,414

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

The following section generally discusses fiscal 2020 and 2019 items and year-to-year comparisons between fiscal 2020 and 2019, as well as certain fiscal 2018 items. Discussions of fiscal 2018 items and year-to-year comparisons between fiscal 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

Overview

Splunk provides innovative software solutions that ingest data from different sources including systems, devices and interactions, and turn that data into meaningful business insights across the organization. Our Data-to-Everything platform enables users to investigate, monitor, analyze and act on data regardless of format or source. Data is produced by nearly every software application and electronic device across an organization and contains a real-time record of various activities, such as business transactions, customer and user behavior, and security threats. Beyond an organization’s traditional information technology (“IT”) and security infrastructure, data from the Industrial Internet, including industrial control systems, sensors, supervisory control and data acquisition (“SCADA”) systems, networks, manufacturing systems, smart meters and the Internet of Things (“IoT”), which includes consumer-oriented systems, such as electronic wearables, mobile devices, automobiles and medical devices are also continuously generating data. Our Data-to-Everything platform helps organizations gain the value contained in data by delivering real-time information to enable operational decision making.

We believe the market for products that deliver real-time business insights from data presents a substantial opportunity as data grows in volume and diversity, creating new risks, opportunities and challenges for organizations. Since our inception, we have invested a substantial amount of resources developing our offerings to address this market.

Our offerings are designed to deliver rapid return-on-investment for our customers. They generally do not require customization, long deployment cycles or extensive professional services commonly associated with traditional enterprise software applications. Prospective users can get started with our free online sandboxes that enable our customers to immediately try and experience Splunk offerings. Users that prefer to deploy the software on-premises can take advantage of our free 60-day trial of Splunk Enterprise and a 15-day free trial is available to users that prefer the core functionalities of Splunk Enterprise delivered as a cloud service. These users can sign up for Splunk Cloud and avoid the need to provision, deploy and manage internal infrastructure. Alternatively, they can simply download and install the software, typically in a matter of hours, to connect to their relevant data sources. Customers can also provision a compute instance on AWS via a pre-built Amazon Machine Image, which delivers a pre-configured virtual machine instance with our Splunk Enterprise software. We offer free development-test licenses for certain commercial customers, allowing users to explore new data and use cases in a non-production environment without incurring additional fees. We also offer support, training and professional services to our customers to assist in the deployment of our software.

For Splunk Enterprise, we typically base our license fees on either the estimated daily data indexing capacity or the compute power our customers require. As described further below, over the last year, we have shifted our licensing model, and as of January 31, 2020, a substantial majority of our license revenues consist of revenues from term licenses, and to a much lesser extent, perpetual licenses, under which we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large term and perpetual licenses may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term.

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

Splunk Enterprise Security (“ES”) addresses emerging security threats and security information and event management (“SIEM”) use cases through monitoring, alerts and analytics. Splunk IT Service Intelligence (“ITSI”) is a machine learning powered monitoring and analytics solution that correlates nearly any kind of data across IT and the business to provide monitoring and troubleshooting support and predict problems before they have an impact. Splunk Phantom automates and orchestrates incident response workflows to take immediate action the moment an incident is detected. VictorOps is a cloud-based Collaborative Incident Response system that delivers context-rich alerts, reducing the time required to react to and address incidents. SignalFx is a cloud-based service that provides real-time monitoring and metrics for cloud infrastructure, microservices and applications observability, as well as application performance management (“APM”) for organizations.

During fiscal 2020, we rapidly shifted our revenue mix from sales of perpetual licenses to sales of term licenses and cloud subscriptions, and we have substantially completed our transition to a renewable model as of January 31, 2020. As part of this transition, we discontinued offering new perpetual licenses effective November 1, 2019. We have also shifted from generally invoicing our multi-year term license contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time than it has been historically, and expect this to negatively impact operating cash flows through at least fiscal 2022. We also expect our business model transition to impact the timing of our recognition of revenue, as well as impact our operating margins as cloud services become a larger percentage of our sales.

We use total annual recurring revenue (“Total ARR”) and subscription annual recurring revenue (“Subscription ARR”) to identify the annual recurring value of customer contracts at the end of a reporting period. Total ARR represents the annualized revenue run-rate of active term license, maintenance, and subscription contracts at the end of a reporting period. Subscription ARR represents the annualized revenue run-rate of active subscription contracts at the end of a reporting period. Total ARR was $1.68 billion and subscription ARR was $442.0 million as of January 31, 2020.

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

We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives. During fiscal 2020, we completed the acquisitions of SignalFx, Inc. (“SignalFx”), a developer of real-time monitoring and metrics for cloud infrastructure, microservices and applications, Cloud Native Labs, Inc. (“Omnition”), which develops a platform for distributed tracing and application monitoring and Streamlio, Inc., which specializes in designing and operating streaming data solutions. Refer to Note 6 of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information.

Our goal is to make our software the platform for delivering real-time business insights from data. The key elements of our growth strategy are to:

•	Extend our technological capabilities.

•	Continue to expand our direct and indirect sales organization, including our partner relationships, to increase our sales capacity and enable greater market presence.

•	Further penetrate our existing customer base and drive enterprise-wide adoption.

•	Enhance our value proposition through a focus on solutions which address core and expanded use cases.

•	Grow our user communities and partner ecosystem to increase awareness of our brand, target new use cases, drive operational leverage and deliver more targeted, higher value solutions.

•	Continue to deliver a rich developer environment to enable rapid development of enterprise applications that leverage data and the Splunk platform.

We believe the factors that will influence our ability to achieve our goals include, among other things, our ability to deliver new offerings as well as additional product functionality; acquire new customers across geographies and industries; cultivate incremental sales from our existing customers by driving increased use of our software within organizations; provide additional solutions that leverage our core data platform to help organizations understand and realize the value of their data in specific end markets and use cases; add additional OEM and strategic relationships to enable new sales channels for our software as well as extend our integration with third-party products; help software developers leverage the functionality of our data platform through SDKs and APIs; and successfully integrate acquired businesses and technologies.

In December 2019, COVID-19 was reported in China, in January 2020 the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and impact on our partners or employees, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain. Furthermore, due to our shift to a renewable model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all.

Financial Summary
(Dollars in millions)

_________________________

*	Refer to Non-GAAP Financial Measures and Reconciliations below for further information.

Our current customer base spans numerous industry verticals, including cloud and online services, education, financial services, government, healthcare/pharmaceuticals, industrials/manufacturing, media/entertainment, retail/ecommerce, technology and telecommunications, among others. As of January 31, 2020, we had over 19,400 customers, including over 90 of the Fortune 100 companies.

Non-GAAP Financial Measures and Reconciliations

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with the following non-GAAP financial measures: cost of revenues, gross margin, research and development expense, sales and marketing expense, general and administrative expense, operating income (loss), operating margin, income tax provision (benefit), net income (loss), net income (loss) per share and free cash flow (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): expenses related to stock-based compensation and related employer payroll tax, amortization of acquired intangible assets, adjustments related to a financing lease obligation, acquisition-related adjustments, including the partial release of the valuation allowance due to acquisitions, adjustments related to restructuring charges and facility exits, capitalized software development costs, a legal settlement charge and non-cash interest expense related to our convertible senior notes that were issued in the third quarter of fiscal 2019. The adjustments for the financing lease obligation are to reflect the expense we would have recorded if our build-to-suit lease arrangement had been deemed an operating lease instead of a financing lease and is calculated as the net of actual ground lease expense, depreciation and interest expense over estimated straight-line rent expense. The non-GAAP financial measures are also adjusted for our estimated tax rate on non-GAAP income (loss). To determine the annual non-GAAP tax rate, we evaluate a financial projection based on our non-GAAP results. The annual non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The non-GAAP tax rate applied to fiscal 2020 was 20%. We will provide updates to this rate on an annual basis, or more frequently if material changes occur. The applicable fiscal 2019 tax rates are noted in the reconciliations. In addition, our non-GAAP financial measures include free cash flow, which represents operating cash flow less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated or used by the business.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance and allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude amortization of acquired intangible assets, adjustments related to a financing lease obligation, acquisition-related adjustments, including the partial release of the valuation allowance due to our acquisitions, adjustments related to restructuring charges and facility exits, capitalized software development costs, a legal settlement charge and non-cash interest expense related to our convertible senior notes from our non-GAAP financial measures because these expenses are considered by management to be outside of our core operating results.

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

The following table reconciles our net cash provided by (used in) operating activities to free cash flow:

	Fiscal Year Ended January 31,
(In thousands)	2020	2019
Net cash provided by (used in) operating activities	$(287,636)	$296,454
Less purchases of property and equipment	(101,119)	(23,160)
Free cash flow (non-GAAP)	$(388,755)	$273,294
Net cash used in investing activities	$(707,981)	$(779,278)
Net cash provided by (used in) financing activities	$(100,234)	$1,813,425

The following table reconciles our GAAP to non-GAAP financial measures for the fiscal year ended January 31, 2020:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Acquisition- related adjustments		Adjustments related to restructuring charges and facility exits	Capitalized software development costs	Legal settlement charge	Non-cash interest expense related to convertible senior notes	Income tax effects related to non-GAAP adjustments (3)	Non-GAAP
Cost of revenues	$429,788	$(46,478)	$(29,516)	$—		$—	$—	$—	$—	$—	$353,794
Gross margin	81.8%	1.9%	1.3%	—%		—%	—%	—%	—%	—%	85.0%
Research and development	619,800	(190,404)	(697)	(12)		(5,628)	2,589	—	—	—	425,648
Sales and marketing	1,263,873	(223,812)	(8,324)	(172)		—	—	—	—	—	1,031,565
General and administrative	332,602	(101,939)	—	(7,408)		(482)	—	(10,000)	—	—	212,773
Operating income (loss)	(287,137)	562,633	38,537	7,592		6,110	(2,589)	10,000	—	—	335,146
Operating margin	(12.2)%	23.9%	1.6%	0.3%		0.3%	(0.1)%	0.4%	—%	—%	14.2%
Income tax provision	5,017	—	—	6,006	(2)	—	—	—	—	63,135	74,158
Net income (loss)	$(336,668)	$562,633	$38,537	$1,586		$6,110	$(2,589)	$10,000	$80,157	$(63,135)	$296,631
Net income (loss) per share (1)	$(2.22)										$1.88
_________________________

(1)
GAAP net loss per share calculated based on 151,949 weighted-average shares of common stock. Non-GAAP net income per share calculated based on 157,815 diluted weighted-average shares of common stock, which includes 5,866 potentially dilutive shares related to employee stock awards. GAAP to non-GAAP net income (loss) per share is not reconciled due to the difference in the number of shares used to calculate basic and diluted weighted-average shares of common stock.

(2)	Represents the partial release of the valuation allowance.

(3)	Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 20%.

The following table reconciles our GAAP to non-GAAP financial measures for the fiscal year ended January 31, 2019:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Adjustments related to financing lease obligation		Acquisition-related adjustments		Non-cash interest expense related to convertible debt	Income tax effects related to non-GAAP adjustments (4)	Non-GAAP
Cost of revenues	$344,676	$(39,429)	$(21,444)	$1,218		$—		$—	$—	$285,021
Gross margin	80.9%	2.2%	1.2%	(0.1)%		—%		—%	—%	84.2%
Research and development	441,969	(141,315)	(1,041)	2,029		—		—	—	301,642
Sales and marketing	1,029,950	(197,384)	(2,740)	4,573		—		—	—	834,399
General and administrative	237,588	(79,045)	—	1,002		(6,034)		—	—	153,511
Operating income (loss)	(251,173)	457,173	25,225	(8,822)		6,034		—	—	228,437
Operating margin	(13.9)%	25.4%	1.4%	(0.5)%		0.3%		—%	—%	12.7%
Income tax provision	12,386	—	—	—		3,313	(3)	—	34,826	50,525
Net income (loss)	$(275,577)	$457,173	$25,225	$(636)	(2)	$2,721		$28,019	$(34,826)	$202,099
Net income (loss) per share (1)	$(1.89)									$1.33
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

Components of Operating Results

Revenues

License revenues.  License revenues reflect the revenues recognized from sales of licenses to new customers and additional licenses to existing customers, including sales from the renewal of term licenses. We are focused on acquiring new customers and increasing revenues from our existing customers as they realize the value of our software by indexing higher volumes of data and expanding the use of our software through additional use cases and broader deployment within their organizations. Our license revenues consist of revenues from term licenses and perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. In addition, seasonal trends that contribute to increased sales activity in the fourth fiscal quarter often result in lower sequential revenues in the first fiscal quarter, and we expect this trend to continue. During fiscal 2020, we rapidly shifted our revenue mix from sales of perpetual licenses to sales of term licenses and cloud subscriptions, and have substantially completed our transition to a renewable model as of January 31, 2020. As part of this transition, we discontinued offering new perpetual licenses effective November 1, 2019. We expect our business model transition to impact the timing of our recognition of revenue as cloud services become a larger percentage of our sales.

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

•
Cloud services revenues. Cloud services allow customers to use hosted software over the contract period without taking possession of the software. We recognize the revenues associated with our cloud services ratably, over the associated subscription term. We expect revenues from cloud services to continue to increase as a percentage of total revenues.

•
Professional services and training revenues. We have a professional services organization focused on helping our customers deploy our software in highly complex operational environments and train their personnel. Training and professional services have stated billing rates per service hour or are provided on a subscription basis, accordingly, revenues are recognized as services are delivered or ratably over the subscription period. Professional services and training revenues as a percentage of total revenues were 7% and 8% for fiscal 2020 and 2019, respectively. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

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

Sales and marketing.   Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing and business development personnel, commissions earned by our sales personnel, and the cost of marketing and business development programs, including advertising programs to promote our brand and awareness, demand generating activities and customer events. We expect that sales and marketing expenses will continue to increase, in absolute dollars, as we continue to hire additional personnel and invest in marketing programs.

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

Income Tax Provision (Benefit)

The income tax provision (benefit) consists of federal, state and foreign income taxes. We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse. To the extent that we believe any amounts are not more-likely-than-not to be realized, we record a valuation allowance to reduce the deferred income tax assets. Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for U.S. deferred tax assets, including loss carryforwards and research and development and other tax credits. We regularly assess the need for the valuation allowance on our deferred tax assets, and to the extent that we determine that an adjustment is needed, such adjustment will be recorded in the period that the determination is made.

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

Revenue Recognition

Our contracts with customers often contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. We apply significant judgment in identifying and accounting for each performance obligation, as a result of evaluating the terms and conditions in contracts. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on an observable standalone selling price when it is available, as well as other factors, including the price charged to customers, our discounting practices, and our overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable, we estimate the SSP using the residual approach.

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

Business Combinations

We use our best estimates and assumptions to allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. We apply significant judgment in determining the fair value of the intangible assets acquired, which involves the use of significant estimates and assumptions with respect to revenue growth rates, royalty rate and technology migration curve. While we use our best estimates and judgments, our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the final determination of the fair value of assets acquired or liabilities assumed during the measurement period, any subsequent adjustments are included in our consolidated statements of operations.

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

Consolidated Statements of Operations Data

	Fiscal Year Ended January 31,
(In thousands and as % of revenues)	2020		2019		2018
Revenues
License	$1,373,367	58.2%	$1,030,277	57.1%	$741,302	56.6%
Maintenance and services	985,559	41.8	772,733	42.9	567,830	43.4
Total revenues	2,358,926	100.0	1,803,010	100.0	1,309,132	100.0
Cost of revenues
License (1)	24,116	1.8	22,527	2.2	13,398	1.8
Maintenance and services (1)	405,672	41.2	322,149	41.7	243,011	42.8
Total cost of revenues	429,788	18.2	344,676	19.1	256,409	19.6
Gross profit	1,929,138	81.8	1,458,334	80.9	1,052,723	80.4
Operating expenses
Research and development	619,800	26.3	441,969	24.5	301,114	23.0
Sales and marketing	1,263,873	53.6	1,029,950	57.1	777,876	59.4
General and administrative	332,602	14.1	237,588	13.2	159,143	12.2
Total operating expenses	2,216,275	94.0	1,709,507	94.8	1,238,133	94.6
Operating loss	(287,137)	(12.2)	(251,173)	(13.9)	(185,410)	(14.2)
Other income (expense), net
Interest income	54,142	2.3	31,458	1.7	8,943	0.7
Interest expense	(96,249)	(4.1)	(41,963)	(2.3)	(8,794)	(0.7)
Other income (expense), net	(2,407)	(0.1)	(1,513)	(0.1)	(3,600)	(0.2)
Total other income (expense), net	(44,514)	(1.9)	(12,018)	(0.7)	(3,451)	(0.2)
Loss before income taxes	(331,651)	(14.1)	(263,191)	(14.6)	(188,861)	(14.4)
Provision for income taxes	5,017	0.2	12,386	0.7	1,357	0.1
Net loss	$(336,668)	(14.3)%	$(275,577)	(15.3)%	$(190,218)	(14.5)%
_________________________

(1)	Calculated as a percentage of the associated revenues.

Comparison of the Fiscal Years Ended January 31, 2020, 2019 and 2018

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

Fiscal 2020 - 2019
Total revenues increased $555.9 million, or 30.8%, primarily due to the following:

+	increase of $343.1 million, or 33.3%, in license revenues

+	increase of $212.8 million, or 27.5%, in maintenance and services revenues

+	increase in the total number of orders greater than $1.0 million from 394 to 494

+	increase in the total number of customers from over 17,500 to over 19,400

Cost of Revenues and Gross Margin
(Dollars in millions)

Fiscal 2020 - 2019
Total cost of revenues increased $85.1 million or 24.7%. License cost of revenues increased $1.6 million, or 7.1%, due to an increase in amortization expense related to acquired intangible assets. Maintenance and services cost of revenues increased $83.5 million, or 25.9%, primarily due to the following:

+ increase of $36.3 million in salaries and benefits, which includes a $6.9 million increase in stock-based compensation expense due to increased headcount
+ increase of $20.1 million in third-party hosting fees to support our cloud services
+ increase of $8.8 million related to third-party consulting services
+ increase of $6.8 million in intangible asset amortization related to our acquisitions
+ increase of $5.5 million in overhead expenses, primarily related to facility-related costs

Total gross margin, license gross margin and maintenance and services gross margin, respectively, remained relatively flat.

Operating Expenses
(Dollars in millions)
Research and Development Expense

Fiscal 2020 - 2019
Research and development expense increased $177.8 million, or 40.2%, primarily due to the following:

+
increase of $138.7 million in salaries and benefits, which includes a $48.1 million increase in stock-based compensation expense as we increased headcount as part of our focus on further developing and enhancing our products and services

+	increase of $15.4 million related to facilities and overhead

+	increase of $11.3 million in hosting fees to support our product development efforts

+	increase of $8.2 million related to third-party consulting services

Sales and Marketing Expense

Fiscal 2020 - 2019
Sales and marketing expense increased $233.9 million, or 22.7%, primarily due to the following:

+ increase of $156.5 million in salaries and benefits, which includes a $25.9 million increase in stock-based compensation expense as we increased headcount and experienced higher commission expense as a result of increased customer orders

+	increase of $32.9 million related to facilities and overhead

+	increase of $21.5 million in marketing expenses

+	increase of $12.4 million in travel-related expenses due to increased travel from our growing field sales organization

+	increase of $3.1 million related to third-party consulting services

General and Administrative Expense

Fiscal 2020 - 2019
General and administrative expense increased $95.0 million, or 40.0%, primarily due to the following:

+ increase of $55.4 million in salaries and benefits, which includes a $22.7 million increase in stock-based compensation expense, as we increased headcount
+ increase of $14.6 million in accounting and legal-related expenses, which includes a $10.0 million legal settlement charge
+ increase of $14.4 million related to third-party consulting services
+ increase of $10.7 million related to facilities and overhead

Interest and Other Income (Expense), net

	Fiscal Year Ended January 31,
(In thousands)	2020	2019	2018
Interest and other income (expense), net
Interest income	$54,142	$31,458	$8,943
Interest expense	(96,249)	(41,963)	(8,794)
Other income (expense), net	(2,407)	(1,513)	(3,600)
Total interest and other income (expense), net	$(44,514)	$(12,018)	$(3,451)

Fiscal 2020 - 2019
Interest and other income (expense), net reflects a net increase in expense of $32.5 million, primarily due to an increase in interest expense related to the issuance of our convertible senior notes in the third quarter of fiscal 2019, partially offset by an increase in interest income from our investments.

Provision for Income Taxes

	Fiscal Year Ended January 31,
(In thousands)	2020	2019	2018
Provision for income taxes	$5,017	$12,386	$1,357

Fiscal 2020 - 2019
Provision for income taxes decreased $7.4 million, primarily due to a decrease in federal tax expense as a result of the Base Erosion Anti-Abuse Tax and an increase in the partial release of the valuation allowance as a result of our acquisitions.

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

Consolidated Statements of Operations Data

	Three Months Ended
(In thousands, except per share amounts)	Jan 31, 2020	Oct 31, 2019	Jul 31, 2019	Apr 30, 2019	Jan 31, 2019	Oct 31, 2018	Jul 31, 2018	Apr 30, 2018
Revenues
License	$517,542	$373,684	$279,279	$202,862	$411,031	$279,603	$200,668	$138,975
Maintenance and services	273,640	252,652	237,279	221,988	211,054	201,380	187,635	172,664
Total revenues	791,182	626,336	516,558	424,850	622,085	480,983	388,303	311,639
Cost of revenues (1)
License	6,702	5,796	5,936	5,682	5,810	5,922	5,671	5,124
Maintenance and services	121,136	102,023	92,372	90,141	87,923	83,303	78,077	72,846
Total cost of revenues	127,838	107,819	98,308	95,823	93,733	89,225	83,748	77,970
Gross profit	663,344	518,517	418,250	329,027	528,352	391,758	304,555	233,669
Operating expenses (1)
Research and development	197,513	158,887	134,110	129,290	131,151	117,722	106,739	86,357
Sales and marketing	367,116	319,023	298,773	278,961	303,861	264,223	243,830	218,036
General and administrative	106,484	88,092	72,264	65,762	69,183	59,819	57,844	50,742
Total operating expenses	671,113	566,002	505,147	474,013	504,195	441,764	408,413	355,135
Operating income (loss)	(7,769)	(47,485)	(86,897)	(144,986)	24,157	(50,006)	(103,858)	(121,466)
Interest and other income (expense), net
Interest income	8,769	12,612	16,415	16,346	16,136	8,571	3,564	3,187
Interest expense	(24,722)	(24,406)	(24,104)	(23,017)	(25,562)	(12,270)	(2,058)	(2,073)
Other income (expense), net	(999)	(215)	(654)	(539)	(856)	(186)	(336)	(135)
Total interest and other income (expense), net	(16,952)	(12,009)	(8,343)	(7,210)	(10,282)	(3,885)	1,170	979
Income (loss) before income taxes	(24,721)	(59,494)	(95,240)	(152,196)	13,875	(53,891)	(102,688)	(120,487)
Income tax provision (benefit)	(1,993)	(1,855)	5,632	3,233	11,749	1,814	811	(1,988)
Net income (loss)	$(22,728)	$(57,639)	$(100,872)	$(155,429)	$2,126	$(55,705)	$(103,499)	$(118,499)

Net income (loss) per share
Basic	$(0.15)	$(0.38)	$(0.67)	$(1.04)	$0.01	$(0.38)	$(0.71)	$(0.83)
Diluted	$(0.15)	$(0.38)	$(0.67)	$(1.04)	$0.01	$(0.38)	$(0.71)	$(0.83)
_________________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
(In thousands)	Jan 31, 2020	Oct 31, 2019	Jul 31, 2019	Apr 30, 2019	Jan 31, 2019	Oct 31, 2018	Jul 31, 2018	Apr 30, 2018
Cost of revenues	$12,689	$10,426	$10,459	$10,825	$10,883	$8,867	$8,497	$8,804
Research and development	58,540	45,003	40,451	41,268	42,072	35,088	33,597	26,416
Sales and marketing	66,258	50,743	49,007	50,268	56,550	45,280	45,546	43,047
General and administrative	29,009	26,680	23,096	20,702	25,080	18,449	16,953	16,354

Consolidated Statements of Operations Data

	Three Months Ended
	Jan 31, 2020	Oct 31, 2019	Jul 31, 2019	Apr 30, 2019	Jan 31, 2019	Oct 31, 2018	Jul 31, 2018	Apr 30, 2018
Revenues
License	65.4%	59.7%	54.1%	47.7%	66.1%	58.1%	51.7%	44.6%
Maintenance and services	34.6	40.3	45.9	52.3	33.9	41.9	48.3	55.4
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues
License (1)	1.3	1.6	2.1	2.8	1.4	2.1	2.8	3.7
Maintenance and services (1)	44.3	40.4	38.9	40.6	41.7	41.4	41.6	42.2
Total cost of revenues	16.2	17.2	19.0	22.6	15.1	18.6	21.6	25.0
Gross profit	83.8	82.8	81.0	77.4	84.9	81.4	78.4	75.0
Operating expenses
Research and development	25.0	25.4	26.0	30.4	21.1	24.5	27.5	27.7
Sales and marketing	46.4	50.9	57.8	65.6	48.8	54.9	62.7	70.0
General and administrative	13.4	14.1	14.0	15.5	11.1	12.4	14.9	16.3
Total operating expenses	84.8	90.4	97.8	111.5	81.0	91.8	105.1	114.0
Operating income (loss)	(1.0)	(7.6)	(16.8)	(34.1)	3.9	(10.4)	(26.7)	(39.0)
Interest and other income (expense), net
Interest income	1.1	2.0	3.2	3.8	2.6	1.8	0.9	1.0
Interest expense	(3.1)	(3.9)	(4.7)	(5.4)	(4.1)	(2.6)	(0.5)	(0.6)
Other income (expense), net	(0.1)	—	(0.1)	(0.1)	(0.2)	—	(0.1)	—
Total interest and other income (expense), net	(2.1)	(1.9)	(1.6)	(1.7)	(1.7)	(0.8)	0.3	0.4
Income (loss) before income taxes	(3.1)	(9.5)	(18.4)	(35.8)	2.2	(11.2)	(26.4)	(38.6)
Income tax provision (benefit)	(0.2)	(0.3)	1.1	0.8	1.9	0.4	0.2	(0.6)
Net income (loss)	(2.9)%	(9.2)%	(19.5)%	(36.6)%	0.3%	(11.6)%	(26.6)%	(38.0)%
_________________________

(1)	This percentage is calculated as a percentage of the associated revenues.

Seasonality, Cyclicality and Quarterly Trends

Our quarterly results reflect seasonality in the sale of our offerings. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenue in the first fiscal quarter. We expect this seasonality to continue in fiscal 2021 and beyond. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short term. The timing of revenues in relation to our expenses, much of which does not vary directly with revenues, has an impact on the cost of revenues, research and development expense, sales and marketing expense and general and administrative expense as a percentage of revenues in each fiscal quarter during the year. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Liquidity and Capital Resources

	Fiscal Year Ended January 31,
(In thousands)	2020	2019	2018
Cash and cash equivalents	$778,653	$1,876,165	$545,947
Investments, current	976,508	881,220	619,203
Investments, non-current	35,370	110,588	5,375

(In millions)
Our principal sources of liquidity are our cash and cash equivalents, investments and net accounts receivable. As of January 31, 2020, we had $1.79 billion of cash, cash equivalents and investments of which $85.4 million was held by foreign subsidiaries. We believe that these funds will be sufficient to meet our anticipated cash needs for at least the next 12 months. We intend to continue to focus our capital expenditures in fiscal 2021 to support the growth in our operations, including acquisition-related activities.

During fiscal 2020, we rapidly shifted our revenue mix from sales of perpetual licenses to sales of term licenses and cloud subscriptions, and we have substantially completed our transition to a renewable model as of January 31, 2020. As part of this transition, we discontinued offering new perpetual licenses effective November 1, 2019. We have also shifted from generally invoicing our multi-year term license contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time than it has been historically, and expect this to negatively impact operating cash flows through at least fiscal 2022.

Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the investments in our systems infrastructure, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

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

Fiscal 2020 - 2019
Net cash used in operating activities was $287.6 million for the year ended January 31, 2020 compared to net cash provided by operating activities of $296.5 million for the prior year. The increase in net cash used in operating activities was primarily due to the following:

-	increase in accounts receivable due to the shift in our business model to renewable contracts, including term installment billings

-	increase in payments for prepaid expenses and other assets

-	reduction in deferred revenue

-	increase in payments for accrued expenses and other liabilities

-	increase in payments for accrued compensation

Investing Activities

Fiscal 2020 - 2019
Net cash used in investing activities was $708.0 million for the year ended January 31, 2020 compared to $779.3 million for the prior year. The net decrease in cash used in investing activities was primarily due to the following:

+	decrease of $350.2 million in purchases of investments, net of maturities

-	increase of $200.0 million in cash purchase price paid, net of cash acquired, from our acquisitions of Streamlio, SignalFx and Omnition

-	increase of $78.0 million in purchases of property and equipment

Financing Activities

Fiscal 2020 - 2019
Net cash used in financing activities was $100.2 million for the year ended January 31, 2020 compared to net cash provided by financing activities of $1.81 billion for the prior year. The net increase in cash used in financing activities was primarily due to the following:

-
absence of the issuance of $2.11 billion in convertible senior notes, net of initial purchase discounts and issuance costs, partially offset by the absence of $274.3 million in cash used to purchase capped calls in connection with the issuance of our convertible senior notes from the prior year

-	increase in taxes paid related to net share settlement of equity awards

Contractual Obligations

Operating Lease Commitments and Contractual Obligations

We lease our office spaces under non-cancelable leases. Operating lease costs were $49.6 million, excluding short-term leases, variable lease costs and sublease income, which were immaterial, during fiscal 2020. Rent expense recognized prior to our adoption of Topic 842 was $26.2 million and $16.8 million during fiscal 2019 and 2018, respectively. Rent expense for fiscal 2018 includes a decrease of $5.2 million in connection with facility exit charge adjustments.

On August 15, 2018, we entered into an office lease at 3060 Olsen Drive for approximately 300,000 square feet located in San Jose, California. This lease is expected to commence during the first half of fiscal 2021 for a term of 130 months, subject to the completion of certain pre-occupancy improvements by our landlord. Our total obligation for the base rent will be approximately $162.6 million.

Purchase obligations are contractual obligations for purchase of goods or services and are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

The following summarizes our convertible senior notes, operating lease commitments and significant purchase obligations as of January 31, 2020:

	Payments Due by Period
(In thousands)	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
0.5% Convertible Senior Notes due 2023 (1)	$1,290,300	$6,325	$12,650	$1,271,325	$—
1.125% Convertible Senior Notes due 2025 (1)	920,719	9,703	19,406	19,406	872,204
Operating lease commitments (2)	362,563	37,799	105,014	66,448	153,302
Purchase obligations (3)	80,453	30,826	38,868	9,255	1,504
Total	$2,654,035	$84,653	$175,938	$1,366,434	$1,027,010
_________________________

(1)
Total future payments related to our Convertible Senior Notes due 2023 includes $1.265 billion principal amount and future interest payments of $25.3 million. Total future payments related to our Convertible Senior Notes due 2025 includes $862.5 million principal amount and future interest payments of $58.2 million. For more information on our convertible senior notes, refer to Note 7 of our accompanying Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(2)
We have entered into sublease agreements for portions of our office space and the future rental income of $2.6 million from these agreements has been included as an offset to our future minimum rental payments.

(3)	Purchase obligations relate primarily to IT and product infrastructure costs, enterprise subscription agreements, and sales and marketing costs.

Prior to our adoption of Topic 842, we entered into a lease which was accounted for under build-to-suit lease accounting. As of January 31, 2019, $76.2 million of our build-to-suit lease asset was included in “Property and equipment, net” and the related $83.4 million financing lease obligation was included in “Other liabilities, non-current” on our consolidated balance sheets. Upon the adoption of Topic 842, we derecognized our build-to-suit asset and related liabilities and included the difference of $7.2 million as a decrease to “Accumulated deficit” on our consolidated balance sheet at February 1, 2019. Under Topic 842, this lease was classified as an operating lease and was included in “Operating lease right-of-use assets” and “Operating lease liabilities” on our consolidated balance sheets as of January 31, 2020.

As of January 31, 2019, prior to our adoption of Topic 842, future minimum rental payments under our non-cancelable operating leases obligation were as follows:

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

Off-Balance Sheet Arrangements

During fiscal 2020, 2019 and 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As permitted under Delaware law, we have entered into indemnification agreements with our officers, directors, and certain employees, indemnifying them for certain events or occurrences while they serve as our officers or directors or those of our direct and indirect subsidiaries.

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at January 31, 2020. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and cash equivalents of $778.7 million as of January 31, 2020. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. During fiscal 2020 and 2019, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

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

Recent Accounting Pronouncements

For recent accounting pronouncements, refer to Note 1 of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Splunk Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Splunk Inc. and its subsidiaries (the “Company”) as of January 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of February 1, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition - Identifying, Evaluating and Accounting for Terms and Conditions in Contracts with Customers

As described in Note 1 to the consolidated financial statements, the Company generates revenue primarily in the form of software license and related maintenance fees, cloud services and other services fees. The Company’s contracts with customers often contain multiple performance obligations. Management accounts for individual performance obligations separately if they are distinct. Management applies significant judgment in identifying and accounting for each performance obligation as a result of evaluating the terms and conditions in contracts. As disclosed by management, the Company’s revenue was $2,359 million for the fiscal year ended January 31, 2020.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification, evaluation and accounting for terms and conditions in contracts with customers, is a critical audit matter are there was significant judgment by management in identifying, evaluating and accounting for terms and conditions in contracts with customers. This in turn led to significant auditor judgment and effort in performing procedures and evaluating audit evidence related to whether terms and conditions in contracts were appropriately identified, evaluated and accounted for by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the identification and evaluation of the contractual terms and conditions that impact the identification of performance obligations and determination of revenue recognition. These procedures also included, among others, (i) testing the completeness and accuracy of management’s identification and evaluation of the terms and conditions in contracts with customers by examining revenue arrangements on a test basis, and (ii) testing management’s process for identifying and evaluating the terms and conditions in contracts with customers, including management’s identification of the performance obligations and determination of the impact of those terms and conditions on revenue recognition.

Acquisition of SignalFx - Valuation of Intangible Assets

As described in Notes 1 and 6 to the consolidated financial statements, during fiscal 2020 the Company completed the acquisition of SignalFx for the total fair value of consideration of $961.4 million, which resulted in the recognition of $173.7 million of identified intangible assets and $728.9 million of goodwill. Management applied significant judgment in determining the fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions with respect to revenue growth rates, royalty rate, and technology migration curve.

The principal considerations for our determination that performing procedures relating to the valuation of the intangible assets recorded with the acquisition of SignalFx is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of intangible assets acquired due to the significant amount of judgment by management when developing the estimate, (ii) significant audit effort was required in evaluating the significant assumptions relating to the estimate, such as revenue growth rates, royalty rate, and technology migration curve, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets and controls over development of the assumptions related to the valuation of intangible assets, including revenue growth rates, royalty rate, and technology migration curve. These procedures also included, among others (i) reading the purchase agreement, (ii) testing management’s process for identifying intangible assets acquired, and (iii) testing management’s process for estimating the fair value of the intangible assets acquired. Testing management’s process included evaluating the appropriateness of the valuation methods and evaluating the reasonableness of significant assumptions used by management in the valuation of the intangible assets, including the revenue growth rates, royalty rate, and technology migration curve. Evaluating the reasonableness of the revenue growth rates, royalty rate and technology migration curve involved considering the past performance of the acquired businesses, as well as industry and peer data, and considering whether they were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation methods and significant assumptions including the royalty rate and technology migration curve.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 26, 2020

We have served as the Company’s auditor since 2010.

Splunk Inc.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	January 31, 2020	January 31, 2019
Assets
Current assets
Cash and cash equivalents	$778,653	$1,876,165
Investments, current	976,508	881,220
Accounts receivable, net	838,743	469,658
Prepaid expenses and other current assets	129,839	73,197
Deferred commissions, current	99,072	78,223
Total current assets	2,822,815	3,378,463
Investments, non-current	35,370	110,588
Accounts receivable, non-current	468,934	155,471
Operating lease right-of-use assets	267,086	—
Property and equipment, net	156,928	158,276
Intangible assets, net	238,415	91,622
Goodwill	1,292,840	503,388
Deferred commissions, non-current	88,990	64,766
Other assets	68,093	37,669
Total assets	$5,439,471	$4,500,243
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,938	$20,418
Accrued compensation	286,159	226,061
Accrued expenses and other liabilities	177,822	125,641
Deferred revenue, current	829,377	673,018
Total current liabilities	1,312,296	1,045,138
Convertible senior notes, net	1,714,630	1,634,474
Operating lease liabilities	235,631	—
Deferred revenue, non-current	176,832	204,929
Other liabilities, non-current	653	95,245
Total non-current liabilities	2,127,746	1,934,648
Total liabilities	3,440,042	2,979,786
Commitments and contingencies (Notes 3 and 4)
Stockholders’ equity
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at January 31, 2020 and January 31, 2019	—	—
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 157,787,548 shares issued and outstanding at January 31, 2020, and 149,167,298 shares issued and outstanding at January 31, 2019	157	149
Accumulated other comprehensive loss	(5,312)	(2,506)
Additional paid-in capital	3,566,055	2,754,858
Accumulated deficit	(1,561,471)	(1,232,044)
Total stockholders’ equity	1,999,429	1,520,457
Total liabilities and stockholders’ equity	$5,439,471	$4,500,243

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended January 31,
(In thousands, except per share amounts)	2020	2019	2018
Revenues
License	$1,373,367	$1,030,277	$741,302
Maintenance and services	985,559	772,733	567,830
Total revenues	2,358,926	1,803,010	1,309,132
Cost of revenues (1)
License	24,116	22,527	13,398
Maintenance and services	405,672	322,149	243,011
Total cost of revenues	429,788	344,676	256,409
Gross profit	1,929,138	1,458,334	1,052,723
Operating expenses (1)
Research and development	619,800	441,969	301,114
Sales and marketing	1,263,873	1,029,950	777,876
General and administrative	332,602	237,588	159,143
Total operating expenses	2,216,275	1,709,507	1,238,133
Operating loss	(287,137)	(251,173)	(185,410)
Interest and other income (expense), net
Interest income	54,142	31,458	8,943
Interest expense	(96,249)	(41,963)	(8,794)
Other income (expense), net	(2,407)	(1,513)	(3,600)
Total interest and other income (expense), net	(44,514)	(12,018)	(3,451)
Loss before income taxes	(331,651)	(263,191)	(188,861)
Provision for income taxes	5,017	12,386	1,357
Net loss	$(336,668)	$(275,577)	$(190,218)

Basic and diluted net loss per share	$(2.22)	$(1.89)	$(1.36)

Weighted-average shares used in computing basic and diluted net loss per share	151,949	145,707	139,866
_________________________

(1)	Amounts include stock-based compensation expense, as follows:

Cost of revenues	$44,399	$37,501	$33,605
Research and development	185,262	137,171	106,690
Sales and marketing	216,276	190,422	159,240
General and administrative	99,487	76,836	58,928

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended January 31,
(In thousands)	2020	2019	2018
Net loss	$(336,668)	$(275,577)	$(190,218)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments (net of tax)	1,114	1,279	(911)
Foreign currency translation adjustments	(3,920)	(3,941)	4,080
Total other comprehensive income (loss)	(2,806)	(2,662)	3,169
Comprehensive loss	$(339,474)	$(278,239)	$(187,049)

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities
Net loss	$(336,668)	$(275,577)	$(190,218)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	67,661	52,430	40,941
Amortization of deferred commissions	104,353	77,867	46,653
Amortization of investment premiums, net (accretion of discounts)	(9,553)	(4,743)	259
Amortization of debt discount and issuance costs	80,156	28,019	—
Stock-based compensation	545,424	441,930	358,463
Disposal of property and equipment	1,974	—	—
Deferred income taxes	(6,120)	(4,064)	(4,822)
Non-cash facility exit adjustment	—	—	(5,191)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(679,891)	(220,940)	(150,953)
Prepaid expenses and other assets	(78,582)	6,970	(45,611)
Deferred commissions	(149,426)	(130,485)	(76,756)
Accounts payable	(5,441)	9,240	3,409
Accrued compensation	58,898	81,213	44,484
Accrued expenses and other liabilities	(187)	30,751	9,967
Deferred revenue	119,766	203,843	232,279
Net cash provided by (used in) operating activities	(287,636)	296,454	262,904
Cash flows from investing activities
Purchases of investments	(1,086,317)	(1,109,852)	(645,762)
Maturities of investments	1,080,812	754,138	687,485
Acquisitions, net of cash acquired	(594,870)	(394,910)	(59,350)
Purchases of property and equipment	(101,119)	(23,160)	(20,503)
Capitalized software development costs	(2,589)	—	—
Other investment activities	(3,898)	(5,494)	(375)
Net cash used in investing activities	(707,981)	(779,278)	(38,505)
Cash flows from financing activities
Proceeds from the exercise of stock options	3,543	1,953	4,175
Proceeds from employee stock purchase plan	60,383	46,342	34,044
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	2,105,296	—
Purchase of capped calls	—	(274,275)	—
Taxes paid related to net share settlement of equity awards	(164,160)	(63,369)	(137,830)
Repayment of financing lease obligation	—	(2,522)	(1,808)
Net cash provided by (used in) financing activities	(100,234)	1,813,425	(101,419)
Effect of exchange rate changes on cash and cash equivalents	(1,661)	(383)	1,621
Net increase (decrease) in cash and cash equivalents	(1,097,512)	1,330,218	124,601
Cash and cash equivalents at beginning of period	1,876,165	545,947	421,346
Cash and cash equivalents at end of period	$778,653	$1,876,165	$545,947

Supplemental disclosures
Cash paid for income taxes	$17,413	$6,639	$6,480
Cash paid for interest	15,761	8,183	8,150
Non-cash investing and financing activities
Increase in accrued purchases of property and equipment	1,329	666	132
Equity consideration for acquisitions	364,275	—	—
Vesting of early exercised options	784	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
(In thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 31, 2017	137,169,481	$137	$1,828,821	$(3,013)	$(765,653)	$1,060,292
Stock-based compensation	—	—	358,463	—	—	358,463
Issuance of common stock upon exercise of options	1,428,602	1	4,170	—	—	4,171
Vesting of restricted stock units	3,515,384	4	—	—	—	4
Taxes paid related to net share settlement of equity awards	—	—	(138,604)	—	—	(138,604)
Issuance of common stock upon ESPP purchase	721,656	1	34,043	—	—	34,044
Unrealized loss from investments	—	—	—	(911)	—	(911)
Net change in cumulative translation adjustments	—	—	—	4,080	—	4,080
Net loss	—	—	—	—	(190,218)	(190,218)
Balances at January 31, 2018	142,835,123	143	2,086,893	156	(955,871)	1,131,321
Cumulative-effect adjustment from adoption of ASU 2016-16	—	—	(7)	—	(596)	(603)
Stock-based compensation	—	—	441,930	—	—	441,930
Issuance of common stock upon exercise of options	267,226	—	1,951	—	—	1,951
Vesting of restricted stock units	4,583,333	4	—	—	—	4
Issuance of restricted stock awards	824,605	1	—	—	—	1
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	15,776	—	—	15,776
Taxes paid related to net share settlement of equity awards	—	—	(62,590)	—	—	(62,590)
Issuance of common stock upon ESPP purchase	657,011	1	46,339	—	—	46,340
Equity component of convertible senior notes, net	—	—	498,841	—	—	498,841
Purchase of capped calls	—	—	(274,275)	—	—	(274,275)
Unrealized gain from investments	—	—	—	1,279	—	1,279
Net change in cumulative translation adjustments	—	—	—	(3,941)	—	(3,941)
Net loss	—	—	—	—	(275,577)	(275,577)
Balances at January 31, 2019	149,167,298	149	2,754,858	(2,506)	(1,232,044)	1,520,457
Cumulative-effect adjustment from adoption of ASU 2016-02	—	—	—	—	7,241	7,241
Stock-based compensation	—	—	545,424	—	—	545,424
Capitalized software development costs	—	—	951	—	—	951
Issuance of common stock upon exercise of options	329,155	—	3,543	—	—	3,543
Vesting of restricted stock units	4,003,765	4	—	—	—	4
Issuance of restricted stock awards	641,382	1	—	—	—	1
Issuance of common stock from acquisitions	2,948,471	3	344,569	—	—	344,572
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	19,703	—	—	19,703
Vesting of early exercised options	—	—	784	—	—	784
Taxes paid related to net share settlement of equity awards	—	—	(164,160)	—	—	(164,160)
Issuance of common stock upon ESPP purchase	697,477	—	60,383	—	—	60,383
Unrealized gain from investments	—	—	—	1,114	—	1,114
Net change in cumulative translation adjustments	—	—	—	(3,920)	—	(3,920)
Net loss	—	—	—	—	(336,668)	(336,668)
Balances at January 31, 2020	157,787,548	$157	$3,566,055	$(5,312)	$(1,561,471)	$1,999,429

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of the Business and Significant Accounting Policies

Business

Splunk Inc. (“we,” “us,” “our”) provides innovative software solutions that ingest data from different sources including systems, devices and interactions, and turn that data into meaningful business insights across the organization. Our Data-to-Everything platform enables users to investigate, monitor, analyze and act on data regardless of format or source. Data is produced by nearly every software application and electronic device across an organization and contains a real-time record of various activities, such as business transactions, customer and user behavior, and security threats. Our Data-to-Everything platform helps organizations gain the value contained in data by delivering real-time information to enable operational decision making. We were incorporated in California in October 2003 and reincorporated in Delaware in May 2006.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ended January 31, 2020.

Basis of Presentation

We prepared our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying consolidated financial statements include the accounts of Splunk Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. “Accounts receivable, non-current” have been reclassified from “Other assets” on our consolidated balance sheet and “Prepaid expenses and other assets” on our consolidated statements of cash flows. These reclassifications had no impact on the previously reported net loss or accumulated deficit.

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

COVID-19

The worldwide spread of COVID-19 is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain, and as of the date of issuance of those financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency

The functional currency of our foreign subsidiaries is their respective local currency, with the exception of our United Kingdom subsidiary, for which the functional currency is the U.S. dollar. Translation adjustments arising from the use of differing exchange rates from period to period are included in “Accumulated other comprehensive income (loss)” on our consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses are included in “Other income (expense), net” and were not material for the three years ended January 31, 2020. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Foreign Currency Contracts

We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These contracts typically have maturities of one month. They are not designated as cash flow or fair value hedges under ASC Topic 815, Derivatives and Hedging. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on our consolidated balance sheets with changes in the fair value included in “Other income (expense), net” on our consolidated statements of operations.

Business Combinations

We use our best estimates and assumptions to allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. We apply significant judgment in determining the fair value of the intangible assets acquired, which involves the use of significant estimates and assumptions with respect to revenue growth rates, royalty rate and technology migration curve. While we use our best estimates and judgments, our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the final determination of the fair value of assets acquired or liabilities assumed during the measurement period, any subsequent adjustments are included in our consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our contracts with customers often contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. We apply significant judgment in identifying and accounting for each performance obligation, as a result of evaluating the terms and conditions in contracts. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on an observable standalone selling price when it is available, as well as other factors, including the price charged to customers, our discounting practices, and our overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable, we estimate the SSP using the residual approach.

A receivable is recorded in the period we deliver products or provide services, or when we have an unconditional right to payment. Most of our multi-year on-premises term license contracts are invoiced annually. We record a receivable for multi-year on-premises licenses, whether or not billed, to the extent we have an unconditional right to receive payment in the future related to those licenses. The non-current portion of these receivables, primarily consisting of unbilled receivables, is included in “Accounts receivable, non-current” on our consolidated balance sheets.

Payment terms and conditions vary by contract type, although our terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of payment, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing.

Deferred revenue is recorded when we invoice a contract or deliver a license prior to recognizing revenue. It is comprised of balances related to maintenance, cloud services, training and professional services invoiced at the beginning of each service period, as well as licenses that we delivered prior to the license term commencing.

Deferred Sales Commissions

Sales commissions paid to our sales force and the related payroll taxes are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are capitalized and included in “Deferred commissions, current and non-current” on our consolidated balance sheets. We generally amortize these costs over the remaining contractual term of our customer contracts, consistent with the pattern of revenue recognition of each performance obligation, for contracts in which the commissions paid on the initial and renewal contracts are commensurate. For certain contracts in which the commissions paid on the initial and renewal contracts are not commensurate, we amortize the commissions paid on the initial contract over an expected period of benefit, which we have determined to be approximately five years. We have determined the period of benefit by taking into consideration our customer contracts, the duration of our relationships with our customers and our technology. In capitalizing and amortizing deferred commissions, we have elected to apply a portfolio approach. We include amortization of deferred commissions in “Sales and marketing expense” on our consolidated statements of operations. There were no impairments to deferred commissions for all periods presented. Commission expense was $208.9 million, $174.0 million and $116.3 million for fiscal 2020, 2019 and 2018, respectively.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. We do not hold or issue financial instruments for trading purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. Securities are classified as available-for-sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on our consolidated statements of comprehensive income (loss). Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors, the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in “Interest income” on our consolidated statements of operations.

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. We maintain the majority of our cash balance with two financial institutions that management believes are high-credit, quality financial institutions and invest our cash equivalents in highly rated money market funds.

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

The following table presents the changes in the allowance for doubtful accounts:

	Fiscal Year Ended January 31,
(In thousands)	2020	2019	2018
Balance at beginning of period	$445	$467	$475
Add: bad debt expense	1,062	—	—
Less: write-offs, net of recoveries	(504)	(22)	(8)
Balance at end of period	$1,003	$445	$467

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included on our consolidated statements of operations. Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense in the period incurred.

The following table presents the estimated useful lives of our property and equipment:

Property and Equipment	Useful Life
Computer equipment and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the useful life of the asset or the lease term

Capitalized Software Development Costs

Capitalization of software development costs for software to be sold, leased, or otherwise marketed begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. We did not capitalize any software development costs for fiscal 2020 and 2019 because the cost incurred and the time between technological feasibility and product release was insignificant. We had no amortization expense from capitalized purchased technology during fiscal 2020, 2019 or 2018.

Costs related to software developed, acquired, or modified for internal use, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. We define the design, configuration, and coding process as the application development stage. We capitalized $3.5 million of costs related to software developed for internal use in fiscal 2020. Costs related to software developed for internal use in fiscal 2019 were not material.

Leases

We determine if an arrangement contains a lease and the classification of that lease, if applicable, at the inception of a contract. We primarily lease our facilities under operating leases. Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. We calculate the operating lease right-of-use assets based on the corresponding lease liability adjusted for (i) payments made at or before the commencement date, (ii) initial direct costs we incur and (iii) tenant incentives under the lease. We do not account for renewals or early terminations unless we are reasonably certain to exercise these options at commencement. Operating lease right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets. Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for our operating leases. We do not include leases with terms of 12 months or less on our consolidated balance sheets.

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

Our operating lease assets are included in “Operating lease right-of-use assets” and the current and non-current portions of our operating lease liabilities are included in “Accrued expenses and other liabilities” and “Operating lease liabilities,” respectively, on our consolidated balance sheets. As of January 31, 2020, we had no finance leases. Refer to Note 4 “Leases” for details.

Advertising Expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We expense advertising costs as incurred. We incurred $30.1 million, $17.3 million and $10.1 million in advertising expenses for fiscal 2020, 2019 and 2018, respectively. Advertising costs are included in “Sales and marketing” expenses on our consolidated statements of operations.

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

The determination of the grant date fair value of options using an option-pricing model is affected by assumptions regarding a number of other complex and subjective variables, which include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. The expected term of the options is based on the average period the stock options are expected to remain outstanding calculated as the midpoint of the options’ vesting terms and contractual expiration periods, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for our stock was determined by examining the historical volatility of our common stock. The risk-free interest rate was calculated using the average of the published interest rates United States Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero as we do not have any history of, nor plans to make, dividend payments.

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

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with authoritative guidance for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

As the result of our adoption, we recognized Operating lease right-of-use assets of $199.8 million and current and non-current Operating lease liabilities of $211.9 million on our consolidated balance sheets at February 1, 2019. Additionally, we recorded a decrease to our opening accumulated deficit of approximately $7.2 million related to the derecognition of build-to-suit lease assets and liabilities.

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
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The amendments in this ASU simplify the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance to improve consistent application. Most amendments within this standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.
		First quarter of fiscal 2022.	We are currently evaluating the impact of this standard on our consolidated financial statements.
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

		First quarter of fiscal 2021.	We do not expect a material impact on our consolidated financial statements upon adoption.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	January 31,
	2020				2019
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$138,999	$—	$—	$138,999	$46,310	$—	$—	$46,310
U.S. treasury securities	—	875,180	—	875,180	—	980,940	—	980,940
Corporate bonds	—	124,972	—	124,972	—	—	—	—
Commercial paper	—	4,994	—	4,994	—	—	—	—
Other	—	—	2,000	2,000	—	—	4,744	4,744
Reported as:
Assets:
Cash and cash equivalents				$147,034				$46,311
Investments, current				976,508				881,220
Investments, non-current				22,603				104,463
Total				$1,146,145				$1,031,994

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

We invest in U.S. treasury securities, corporate bonds and commercial paper, which we have classified as available-for-sale investments. The following table presents our available-for-sale investments as of January 31, 2020:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$8,035	$—	$—	$8,035
Investments, current:
U.S. treasury securities	866,578	590	(23)	867,145
Corporate bonds	103,848	521	—	104,369
Commercial paper	4,991	3	—	4,994
Investments, non-current:
Corporate bonds	20,444	159	—	20,603
Total available-for-sale investments	$1,003,896	$1,273	$(23)	$1,005,146

The following table presents our available-for-sale investments as of January 31, 2019:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$881,206	$131	$(117)	$881,220
Investments, non-current:
U.S. treasury securities	99,597	134	(11)	99,720
Total available-for-sale investments	$980,803	$265	$(128)	$980,940

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values and unrealized losses of our available-for-sale investments classified by length of time that the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
January 31, 2020:
U.S. treasury securities	$129,149	$(23)	$—	$—	$129,149	$(23)
Corporate bonds	7,504	—	—	—	7,504	—
Total	$136,653	$(23)	$—	$—	$136,653	$(23)
January 31, 2019:
U.S. treasury securities	$582,761	$(128)	$—	$—	$582,761	$(128)
Total	$582,761	$(128)	$—	$—	$582,761	$(128)

As of January 31, 2020 and 2019, we did not consider any of our investments to be other-than-temporarily impaired.

The contractual maturities of our investments are as follows:

(In thousands)	January 31, 2020
Due within one year	$984,543
Due within one to two years	20,603
Total	$1,005,146

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

Equity Investments

Our equity investments are included in “Investments, non-current” on our consolidated balance sheets. The following table provides a summary of our equity investments:

	January 31,
(In thousands)	2020	2019
Equity investments without readily determinable fair values	$10,744	$5,000
Equity investments under the equity method of accounting	2,023	1,125
Total	$12,767	$6,125

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts at January 31, 2020. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)    Leases

We have operating leases for office space, used for our business operations and sales support, and data centers, used primarily for product development.

Operating lease costs were $49.6 million, excluding short-term leases, variable lease costs and sublease income, which were immaterial, during fiscal 2020. Rent expense recognized prior to our adoption of Topic 842 was $26.2 million and $16.8 million during fiscal 2019 and 2018, respectively. Rent expense for fiscal 2018 includes a decrease of $5.2 million in connection with facility exit charge adjustments.

Our lease term and the discount rate related to our operating lease right-of-use assets and related lease liabilities are as follows:

January 31, 2020
Weighted-average remaining lease term (in years)	8.00
Weighted-average discount rate	5.98%

As of January 31, 2020, the maturity of lease liabilities under our non-cancelable operating leases were as follows:

Fiscal Period (In thousands)	Future Payments (1)
Fiscal 2021	$37,799
Fiscal 2022	55,970
Fiscal 2023	49,044
Fiscal 2024	36,800
Fiscal 2025	29,648
Thereafter	153,302
Total lease payments	362,563
Less imputed interest	(82,136)
Total current and non-current operating lease liabilities (2)	$280,427
_________________________

(1)	Amounts based on Topic 842, Leases, which we adopted on February 1, 2019.

(2)	The current portion of our operating lease liabilities is included in “Accrued expenses and other liabilities” on our consolidated balance sheets.

As of January 31, 2020, we have entered into leases, primarily for office space that have not yet commenced, with future lease payments of $213.1 million that are not reflected in the above. These leases will commence between fiscal 2021 and 2022 with non-cancelable lease terms of 11 years to 12 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to our adoption of Topic 842, we entered into a lease which was accounted for under build-to-suit lease accounting. As of January 31, 2019, $76.2 million of our build-to-suit lease asset was included in “Property and equipment, net” and the related $83.4 million financing lease obligation was included in “Other liabilities, non-current” on our consolidated balance sheets. Upon the adoption of Topic 842, we derecognized our build-to-suit asset and related liabilities and included the difference of $7.2 million as a decrease to “Accumulated deficit” on our consolidated balance sheet at February 1, 2019. Under Topic 842, this lease was classified as an operating lease and was included in “Operating lease right-of-use assets” and “Operating lease liabilities” on our consolidated balance sheets as of January 31, 2020.

As of January 31, 2019, prior to our adoption of Topic 842, future minimum rental payments under our non-cancelable operating leases obligation were as follows:

Fiscal Period (In thousands)	Future Payments (1)
Fiscal 2020	$30,976
Fiscal 2021	48,195
Fiscal 2022	48,126
Fiscal 2023	44,018
Fiscal 2024	40,636
Thereafter	253,856
Total future minimum lease payments (2)	$465,807
_________________________

(1)	Amounts based on Topic 840, Leases.

(2)
We entered into sublease agreements for portions of our office space and the future rental income of $2.3 million from these agreements were included as an offset to our future minimum rental payments.

Supplemental Disclosures

Fiscal Year Ended
(In thousands)	January 31, 2020
Cash paid for operating lease liabilities	$51,929
Operating lease liabilities arising from obtaining right-of-use assets	90,320

(5)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

	January 31,
(In thousands)	2020	2019
Computer equipment and software	$109,892	$79,887
Furniture and fixtures	28,568	18,872
Leasehold and building improvements (1)	141,965	79,064
Building (2)	—	82,250
Property and equipment, gross	280,425	260,073
Less: accumulated depreciation and amortization	(123,497)	(101,797)
Property and equipment, net	$156,928	$158,276

_________________________

(1)	Includes costs related to assets not yet placed into service of $46.5 million and $11.3 million, as of January 31, 2020 and 2019, respectively.

(2)
This relates to the capitalization of construction costs under ASC Topic 840, Leases, in connection with our financing lease obligation, where we were considered the owner of the asset, for accounting purposes only, during the period ended January 31, 2019. The corresponding long-term liability for this obligation was included in “Other liabilities, non-current" on our consolidated balance sheets. As part of our adoption of Topic 842, we derecognized the assets and liabilities related to the financing lease obligation at February 1, 2019. Refer to Note 4 “Leases” for details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense of Property and Equipment, net was $29.0 million, $27.0 million and $26.1 million for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.

Geographic information

The following table presents our long-lived assets, which consist of property and equipment, net of depreciation and amortization, and operating lease right-of-use assets by geographic region:

	January 31,
(In thousands)	2020 (1)	2019
United States	$362,586	$147,659
International	61,428	10,617
Total long-lived assets	$424,014	$158,276

_________________________

(1)	Includes operating lease right-of-use assets under ASC Topic 842, Leases, which we adopted on February 1, 2019.

Other than the United States, no country represented 10% or more of our total long-lived assets as of January 31, 2020 or 2019.

(6)  Acquisitions, Goodwill and Intangible Assets

Fiscal 2020 Acquisitions

SignalFx

On October 1, 2019, we acquired 100% of the voting equity interest of SignalFx, Inc. (“SignalFx”), a privately-held Delaware corporation that develops real-time monitoring solutions for cloud infrastructure, microservices and applications. This acquisition has been accounted for as a business combination. The total fair value of consideration transferred for this acquisition was $961.4 million, which consisted of $619.1 million in cash, $324.5 million for the fair value of 2,771,482 shares of our common stock issued and $17.8 million in fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated as follows: $173.7 million to identified intangible assets, $62.1 million to net assets acquired and $3.3 million to net deferred tax liabilities, with the excess $728.9 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of SignalFx have been included on our consolidated financial statements from the date of purchase. Additionally, we recognized $7.0 million of acquisition-related costs in “General and administrative” expense on our consolidated statements of operations.

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

We applied significant judgment in determining the fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions with respect to revenue growth rates, royalty rate and technology migration curve.

Omnition

On September 13, 2019, we acquired 100% of the voting equity interest of Cloud Native Labs, Inc. (“Omnition”), a privately-held Delaware corporation that develops a platform for distributed tracing and application monitoring. This acquisition has been accounted for as a business combination. The total fair value of consideration transferred for this acquisition was $52.5 million, which consisted of $31.6 million in cash, $20.2 million for the fair value of 176,989 shares of our common stock issued and $0.7 million in fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated to $8.0 million of identified intangible assets, with the excess $44.5 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of Omnition which are not material, have been included on our consolidated financial statements from the date of purchase.

Per the terms of the merger agreement with Omnition, certain unvested stock options held by Omnition employees were canceled and exchanged for replacement stock options under our 2012 Equity Incentive Plan. Additionally, certain shares of stock issued pursuant to share-based compensation awards held by key employees of Omnition were canceled and exchanged for replacement equity awards subject to vesting. The portion of the fair value of the replacement equity awards associated with pre-acquisition service of Omnition’s employees represented a component of the total purchase consideration, as discussed above. The remaining fair value of $36.6 million of these issued awards, which are subject to the recipients’ continued service with us and thus excluded from the purchase price, will be recognized ratably as stock-based compensation expense over the required service period. We are still finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (months)
Developed technology	$8,000	60
Total intangible assets acquired	$8,000

Streamlio

On November 1, 2019, we acquired 100% of the voting equity interest of Streamlio, Inc. (“Streamlio”), a privately-held Delaware corporation that specializes in designing and operating streaming data solutions. This acquisition has been accounted for as a business combination. The total fair value of consideration transferred for this acquisition was $19.8 million, which consisted of $18.7 million in cash and $1.1 million in fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated as follows: $3.6 million to identified intangible assets and $0.1 million to net assets acquired, with the excess $16.1 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of Streamlio have been included on our consolidated financial statements from the date of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Per the terms of the merger agreement with Streamlio, certain unvested stock options held by Streamlio employees were canceled and exchanged for replacement stock options under our 2012 Equity Incentive Plan. Additionally, certain shares of stock issued pursuant to share-based compensation awards held by key employees of Streamlio were canceled and exchanged for replacement equity awards consisting of restricted shares of our common stock subject to vesting. The portion of the fair value of the replacement equity awards associated with pre-acquisition service of Streamlio’s employees represented a component of the total purchase consideration, as discussed above. The remaining fair value of $4.2 million of these issued awards, which are subject to the recipients’ continued service with us and thus excluded from the purchase price, will be recognized ratably as stock-based compensation expense over the required service period. We are still finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available to us.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (months)
Developed technology	$3,600	36
Total intangible assets acquired	$3,600

Fiscal 2019 Acquisitions

Phantom

On April 6, 2018, we acquired 100% of the voting equity interest of Phantom Cyber Corporation (“Phantom”), a privately-held Delaware corporation that develops solutions for security orchestration, automation and response. This acquisition has been accounted for as a business combination. The total fair value of consideration transferred for this acquisition was $303.8 million, which consisted of $291.5 million in cash and $12.3 million in fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated as follows: $44.1 million to identified intangible assets, $10.5 million to net assets acquired, $3.3 million to net deferred tax liability, with the excess $252.5 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of Phantom, which are not material, have been included on our consolidated financial statements from the date of purchase. Additionally, we recognized $3.3 million of acquisition-related costs in “General and administrative” expense on our consolidated statements of operations.

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

VictorOps

On June 22, 2018, we acquired 100% of the voting equity interest of VictorOps, Inc. (“VictorOps”), a privately-held Delaware corporation that develops incident management solutions for the IT and DevOps markets. This acquisition has been accounted for as a business combination. The total fair value of consideration transferred for this acquisition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was $112.3 million, which consisted of $108.8 million in cash and $3.5 million in fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated as follows: $21.1 million to identified intangible assets, $1.7 million to net assets acquired, with the excess $89.5 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of VictorOps, which are not material, have been included on our consolidated financial statements from the date of purchase. Additionally, we recognized $2.7 million of acquisition-related costs in “General and administrative” expense on our consolidated statements of operations.

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

	Fiscal Year Ended January 31,
(In thousands, except per share amounts)	2020	2019
Revenue	$2,376,181	$1,822,576
Net loss	$(434,998)	$(421,198)

Fiscal 2018 Acquisitions

Rocana

On October 6, 2017, we acquired certain assets of Rocana, Inc. (“Rocana”), a privately-held Delaware corporation that develops analytics solutions for the IT market. This acquisition has been accounted for as a business combination. The purchase price of $30.2 million, paid in cash, was allocated as follows: $10.1 million to identifiable intangible assets, with the excess $20.1 million of the purchase price over the fair value of net assets acquired recorded as goodwill. This goodwill is primarily attributable to the value expected from the synergies of the combination, including advancing the analytics and machine

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

learning capabilities of our products, and is deductible for income tax purposes. The results of operations of the acquired entity, which are not material, have been included on our consolidated financial statements from the date of purchase. Pro forma and historical results of operations of the acquired entity have not been presented as we do not consider the results to have a material effect on any of the periods presented on our consolidated statements of operations.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (months)
Developed technology	$8,320	36
Other acquired intangible assets	1,790	24
Total intangible assets acquired	$10,110

Drastin

On May 15, 2017, we acquired 100% of the voting equity interest of Drastin, Inc. (“Drastin”) privately-held Delaware corporation that develops technology for search-driven analytics on enterprise data. This acquisition has been accounted for as a business combination. The purchase price of $17.3 million, paid in cash, was allocated as follows: $3.8 million to identifiable intangible assets and $0.5 million to net deferred tax liability, with the excess $14.0 million of the purchase price over the fair value of net assets acquired recorded as goodwill. This goodwill is primarily attributable to the value expected from the synergies of the combination, including developing a more intuitive search experience for our products, and is not deductible for income tax purposes. The results of operations of the acquired entity, which are not material, have been included on our consolidated financial statements from the date of purchase. Pro forma and historical results of operations of the acquired entity have not been presented as we do not consider the results to have a material effect on any of the periods presented on our consolidated statements of operations.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (months)
Developed technology	$3,500	48
Other acquired intangible assets	300	24
Total intangible assets acquired	$3,800

SignalSense

On September 29, 2017, we acquired 100% of the voting equity interest of SignalSense Inc. (“SignalSense”), a privately held Washington corporation that develops cloud-based data collection and breach detection solutions that leverage machine learning. This acquisition has been accounted for as a business combination. The purchase price of $12.2 million, paid in cash, was allocated as follows: $11.3 million to identifiable intangible assets acquired, $0.2 million in net assets and $2.0 million to net deferred tax liabilities, with the excess $2.7 million of the purchase price over the fair value of net assets acquired recorded as goodwill. This goodwill is primarily attributable to the value expected from the synergies of the combination, including developing more advanced cloud and machine learning capabilities for our products, and is not deductible for income tax purposes. The results of operations of the acquired entity, which are not material, have been included on our consolidated financial statements from the date of purchase. Pro forma and historical results of operations of the acquired entity have not been presented as we do not consider the results to have a material effect on any of the periods presented on our consolidated statements of operations.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (months)
Developed technology	$11,310	36
Total intangible assets acquired	$11,310

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

There were no impairments to goodwill during the fiscal year ended January 31, 2020 or during prior periods.

Goodwill balances are presented below:

	Fiscal Year Ended January 31,
(In thousands)	2020	2019
Beginning balance	$503,388	$161,382
Goodwill acquired	789,452	342,006
Ending balance	$1,292,840	$503,388

Intangible Assets

Intangible assets subject to amortization realized from acquisitions as of January 31, 2020 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (months)
Developed technology	$252,530	$(87,112)	$165,418	68
Customer relationships	81,810	(12,403)	69,407	53
Other acquired intangible assets	7,270	(3,680)	3,590	32
Total intangible assets subject to amortization	$341,610	$(103,195)	$238,415

Intangible assets subject to amortization realized from acquisitions as of January 31, 2019 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (months)
Developed technology	$132,100	$(57,596)	$74,504	52
Customer relationships	20,910	(4,523)	16,387	52
Other acquired intangible assets	3,270	(2,539)	731	9
Total intangible assets subject to amortization	$156,280	$(64,658)	$91,622

Amortization expense from acquired intangible assets was $38.5 million, $25.2 million and $13.5 million for the fiscal year ended January 31, 2020, 2019 and 2018, respectively.

The expected future amortization expense for acquired intangible assets as of January 31, 2020 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Fiscal 2021	$55,706
Fiscal 2022	45,567
Fiscal 2023	41,525
Fiscal 2024	37,015
Fiscal 2025	31,182
Thereafter	27,420
Total amortization expense	$238,415

(7)  Convertible Senior Notes

In September 2018, we issued $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 (the “2023 Notes”), including the exercise in full by the initial purchasers of the 2023 Notes of their option to purchase an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture. It is our current intent to settle the conversions of principal amount of the Notes in cash and the remaining conversion value, if any, in shares of common stock. If we undergo a fundamental change (as defined in each indenture), holders may require us to repurchase for cash all or any portion of their Notes of the relevant series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the relevant maturity date of a series of Notes or if we deliver a notice of redemption in respect of a series of Notes, we will, in certain circumstances, increase the conversion rate of the relevant series of Notes for a holder who elects to convert its Notes of the applicable series in connection with such corporate event or notice of redemption, as the case may be. During the fiscal year ended January 31, 2020, the conditions allowing holders of the Notes to convert were not met. The Notes were therefore not convertible during the fiscal year ended January 31, 2020 and were classified as long-term debt on our consolidated balance sheets.

We may not redeem the 2023 Notes prior to September 20, 2021, and we may not redeem the 2025 Notes prior to September 20, 2022. We may redeem for cash all or any portion of the 2023 Notes, at our option, on or after September 20, 2021, and we may redeem for cash all or any portion of the 2025 Notes, at our option, on or after September 20, 2022, in each

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The net carrying amount of the liability and equity components for each of the Notes as of January 31, 2020 was as follows:

(In thousands)	2023 Notes	2025 Notes
Liability component:
Principal amount	$1,265,000	$862,500
Unamortized discount	(201,093)	(198,468)
Unamortized issuance costs	(7,848)	(5,461)
Net carrying amount	$1,056,059	$658,571

Equity component, net of purchase discounts and issuance costs	$264,129	$234,712

The following table sets forth the interest expense related to the Notes:

(In thousands)	Fiscal Year Ended January 31, 2020	Fiscal Year Ended January 31, 2019
2023 Notes:
Coupon interest expense	$6,324	$2,266
Amortization of debt discount (conversion option)	48,767	17,055
Amortization of debt issuance costs and purchase discounts	1,904	666
Total interest expense related to the 2023 Notes	$56,995	$19,987

2025 Notes:
Coupon interest expense	$9,704	$3,477
Amortization of debt discount (conversion option)	28,697	10,023
Amortization of debt issuance costs and purchase discounts	789	276
Total interest expense related to the 2025 Notes	$39,190	$13,776

As of January 31, 2020, the total estimated fair values of the 2023 Notes and the 2025 Notes were approximately $1.54 billion and $1.09 billion, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

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

The 2012 plan provides for annual automatic increases on February 1 to the shares reserved for issuance. The automatic increase of the number of shares available for issuance under the 2012 Plan is equal to the lesser of 10 million shares, 5% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year or such other amount as our board may determine.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock option, restricted stock unit (“RSU”), restricted stock award (“RSA”) and performance unit (“PSU”) award activity under our 2012 Equity Incentive Plan during the fiscal year ended January 31, 2020:

		Options Outstanding				RSUs and PSUs Outstanding
	Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
					(in thousands)
Balances as of January 31, 2019	17,082,136	409,039	$10.69	3.36	$46,693	13,098,607
Additional shares authorized	7,458,364
Options granted (2)	(814,160)	814,160	11.04
Options exercised		(329,155)	10.82
Options forfeited and expired	70,503	(70,503)	12.97
RSUs and PSUs granted	(7,147,792)					7,147,792
RSUs and PSUs vested						(5,378,003)
RSAs issued	(421,533)
Shares withheld related to net share settlement of RSUs and PSUs	1,374,238
RSUs and PSUs forfeited and canceled	1,726,746					(1,726,746)
Balances as of January 31, 2020	19,328,502	823,541	$10.79	6.61	$118,978	13,141,650
Vested and expected to vest		791,073	$10.76	6.53	$114,311	12,213,148
Exercisable as of January 31, 2020		283,022	$9.78	3.01	$41,173

_________________________

(1)	The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of January 31, 2020.

(2)	All options granted during fiscal 2020 were equity awards assumed in connection with our acquisitions.

During a portion of fiscal 2020, upon each settlement date of our outstanding RSUs to current employees, RSUs were withheld to cover the required withholding tax, which was based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity on our consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs were not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares were returned to the reserves and were available for future issuance under our 2012 Equity Incentive Plan. During fiscal 2020 we also required that employees sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes.

During fiscal 2020, we granted 356,682 PSUs to certain executives under our 2012 Equity Incentive Plan, which includes both PSUs awarded but not yet earned, as well as PSUs earned and eligible to vest. The number of PSUs earned and eligible to vest will be determined after a one-year performance period, based on achievement of certain company financial performance measures and the recipient’s continued service with us. The number of shares of our stock to be received based on financial performance measures can range from 0% to 200% of the target amount. Compensation expense for PSUs with financial performance measures is measured using the fair value at the date of grant and recorded over the four-year vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. Additionally, beginning in fiscal 2019, our PSUs granted contain an additional market performance measure that can increase the number of shares earned by up to an additional 50% of the shares received based on the financial performance measure.

As of January 31, 2020, total unrecognized compensation cost related to stock options was $51.4 million, which is expected to be recognized over a weighted-average period of 2.4 years. As of January 31, 2020, total unrecognized compensation cost was $1.20 billion related to RSUs, which is expected to be recognized over the next 2.9 years. As of January 31, 2020, total unrecognized compensation cost was $58.8 million related to PSUs, which is expected to be recognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over the next 2.3 years. As of January 31, 2020, total unrecognized compensation cost was $65.1 million related to RSAs, which is expected to be recognized over the next 2.3 years.

The following table summarizes our RSA activity during the fiscal year ended January 31, 2020:

Shares
Outstanding as of January 31, 2019	824,605
RSAs issued (1)	641,382
RSAs vested	(607,965)
RSAs forfeited and canceled	(229)
Outstanding as of January 31, 2020	857,793

_________________________

(1)	All RSAs issued during fiscal 2020 were equity awards assumed in connection with our acquisitions.

The aggregate intrinsic value of options exercised was $43.7 million, $27.0 million, and $93.5 million for the fiscal years ended January 31, 2020, 2019 and 2018, respectively. The weighted-average grant date fair value of options granted was $106.85, $83.96, and $67.81 per share for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.

The aggregate intrinsic value of RSUs vested was $629.9 million, $537.7 million, and $377.1 million for the fiscal years ended January 31, 2020, 2019 and 2018, respectively. The weighted-average grant date fair value of RSUs granted was $135.39, $108.57, and $76.40 per share for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.

The weighted-average grant date fair value of PSUs granted was $166.57, $86.55, and $60.25 per share for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.

The weighted-average grant date fair value of RSAs issued was $115.53 and $79.07 per share for the fiscal years ended January 31, 2020 and 2019, respectively. No RSAs were granted during the fiscal year ended January 31, 2018.

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

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock-based awards, employee stock purchases and restricted stock units was allocated as follows:

	Fiscal Year Ended January 31,
(In thousands)	2020	2019	2018
Cost of revenues	$44,399	$37,501	$33,605
Research and development	185,262	137,171	106,690
Sales and marketing	216,276	190,422	159,240
General and administrative	99,487	76,836	58,928
Total stock-based compensation expense	$545,424	$441,930	$358,463

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation Assumptions

PSUs granted in fiscal 2020 and 2019 contain an additional market performance measure that can increase the number of shares earned. The following table summarizes the assumptions used in the Monte Carlo simulation model to determine the fair value of PSUs granted during the fiscal years ended January 31, 2020 and 2019:

	Fiscal Year Ended January 31,
	2020	2019
Expected volatility (1)	37.9 - 40.2%	39.5%
Risk-free rate	2.3%	2.5%
Dividend yield	—	—
Expected term (in years)	4.0	4.0

_________________________

(1)	Equal weighting of Splunk historical and implied volatility.

We did not grant any options to employees during the year ended January 31, 2018. The following table summarizes the assumptions used in the Black-Scholes method to determine the fair value of options granted during the fiscal years ended January 31, 2020 and 2019:

	Fiscal Year Ended January 31,
	2020	2019
Expected volatility	38.5 - 42.8%	33.8 - 44.6%
Risk-free rate	1.5 - 1.8%	0.5 - 2.9%
Dividend yield	—	—
Expected term (in years)	3.0 - 6.4	6.1

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our common shares under the ESPP:

Fiscal Year Ended January 31,
	2020	2019	2018
Expected volatility	37.4 - 46.6%	33.1 - 53.8%	28.4 - 34.5%
Risk-free rate	1.6 - 2.0%	2.1 - 2.7%	1.1 - 1.7%
Dividend yield	—	—	—
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0

(9)  Revenues, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Fiscal Year Ended January 31,
(In thousands)	2020	2019	2018
Revenues
License	$1,373,367	$1,030,277	$741,302
Maintenance, professional services and training	673,201	601,533	475,330
Cloud services	312,358	171,200	92,500
Total revenues	$2,358,926	$1,803,010	$1,309,132

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 31,
(In thousands)	2020	2019	2018
United States	$1,676,395	$1,274,361	$931,281
International	682,531	528,649	377,851
Total revenues	$2,358,926	$1,803,010	$1,309,132

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented.

The following table presents revenues by channel partners representing 10% or more of total revenues:

	Fiscal Year Ended January 31,
	2020	2019	2018
Channel Partner A	29%	32%	31%
Channel Partner B	19%	18%	17%

The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues during fiscal 2020, 2019 or 2018.

The following table presents total current and non-current accounts receivable by channel partners representing 10% or more of total current and non-current accounts receivable:

	Fiscal Year Ended January 31,
	2020	2019
Channel Partner A	27%	29%
Channel Partner B	13%	10%

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2019 and 2018 were $633.2 million and $452.4 million during the fiscal years ended January 31, 2020 and 2019, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $1.80 billion as of January 31, 2020, of which we expect to recognize approximately 55% as revenue over the next 12 months and the remainder thereafter.

(10)  Income Taxes

Income (loss) before income tax expense consists of the following:

	Fiscal Year Ended January 31,
(In thousands)	2020	2019	2018
United States	$(363,053)	$(289,896)	$(207,607)
International	31,402	26,705	18,746
Total	$(331,651)	$(263,191)	$(188,861)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax provision (benefit) consists of the following:

	Fiscal Year Ended January 31,
(In thousands)	2020	2019	2018
Current tax provision:
Federal	$316	$7,532	$—
State	627	422	301
Foreign	10,194	8,496	5,878
Total current tax provision	11,137	16,450	6,179
Deferred tax provision:
Federal	(2,124)	(3,313)	(2,825)
State	(2,213)	—	(362)
Foreign	(1,783)	(751)	(1,635)
Total deferred tax provision	(6,120)	(4,064)	(4,822)
Total tax provision (benefit)	$5,017	$12,386	$1,357

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

	Fiscal Year Ended January 31,
(In thousands)	2020	2019	2018
Expected provision (benefit) at U.S. federal statutory rate	$(69,692)	$(55,270)	$(39,661)
State income taxes - net of federal benefit	(10,647)	(8,904)	(6,454)
Stock-based compensation	(23,306)	(26,554)	(18,893)
Research and development tax credits	(44,274)	(32,819)	(18,463)
Change in valuation allowance	146,765	122,614	(104,672)
Non-deductible expenses	5,814	4,767	2,145
Release of valuation allowance due to acquisitions	(4,337)	(3,313)	(3,187)
Impact of the Act	—	—	190,920
Base erosion anti-abuse tax	316	7,532	—
Non-U.S. tax rate differential	4,378	4,333	(378)
Total tax provision (benefit)	$5,017	$12,386	$1,357

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities consist of the following:

	Fiscal Year Ended January 31,
(In thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$594,967	$472,153
Accrued liabilities	12,934	13,622
Tax credit carryforwards	158,250	108,769
Stock-based compensation	33,245	34,319
Deferred revenue	37,932	21,549
Operating lease right-of-use assets	67,233	—
Valuation allowance	(643,395)	(481,279)
Total deferred tax assets	261,166	169,133
Deferred tax liabilities:
Depreciation and amortization	(51,033)	(15,965)
Deferred revenue	—	—
Operating lease liabilities	(64,017)	—
Deferred commissions	(45,882)	(35,125)
Convertible senior notes	(96,465)	(116,023)
Total deferred tax liabilities	(257,397)	(167,113)
Net deferred taxes	3,769	2,020
Recorded as:
Non-current deferred tax assets	647,164	483,299
Non-current valuation allowance	(643,395)	(481,279)
Net deferred tax assets	$3,769	$2,020

Net operating loss and tax credit carryforwards as of January 31, 2020 are as follows:

(Dollars in thousands)	Amount	Expiration years
Net operating loss, federal (generated in taxable years ended after December 31, 2017)	$898,398	No expiration
Net operating loss, federal (generated in taxable years ended before December 31, 2017)	1,474,047	2025 - 2037
Net operating loss, state	1,576,278	2028 - 2040
Tax credit, federal (before reserve)	118,825	2026 - 2040
Tax credit, state (before reserve, before federal benefits)	95,214	No expiration

ASC Topic 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that we assess that realization is more likely than not. Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Due to our history of U.S. operating losses, we believe the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net U.S. deferred tax assets. The valuation allowance totaled $643.4 million and $481.3 million for fiscal 2020 and 2019, respectively.

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

As of January 31, 2020, we have an immaterial amount of earnings indefinitely reinvested outside of the U.S. We do not intend to repatriate these earnings and, accordingly, we do not provide for U.S. income taxes and foreign withholding tax on these earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2020, our unrecognized tax benefits were $39.8 million, of which $0.5 million would, if recognized, impact our effective tax rate. The remainder will not, if recognized, affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets.

Unrecognized tax benefit balances are presented below:

	Fiscal Year Ended January 31,
(In thousands)	2020	2019	2018
Balance at beginning of year	$32,905	$31,802	$16,755
Increase related to prior year tax positions	—	—	6,355
Decrease related to prior year tax positions	—	(6,035)	—
Increase related to current year tax positions	6,869	7,138	8,692
Balance at end of year	$39,774	$32,905	$31,802

We are required to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.

We are subject to income taxes in United States federal and various state and local jurisdictions. Generally, we are no longer subject to United States federal, state and local tax examinations for tax years ended before January 31, 2016. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

The potential change in unrecognized tax benefits during the next 12 months is not expected to be material.

We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of January 31, 2020 and 2019 were not material.

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

The following table sets forth the computation of historical basic and diluted net loss per share:

	Fiscal Year Ended January 31,
(In thousands, except per share amounts)	2020	2019	2018
Numerator:
Net loss	$(336,668)	$(275,577)	$(190,218)
Denominator:
Weighted-average common shares outstanding	152,653	145,737	139,921
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(704)	(30)	(55)
Weighted-average shares used to compute net loss per share, basic and diluted	151,949	145,707	139,866
Net loss per share, basic and diluted	$(2.22)	$(1.89)	$(1.36)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Fiscal Year Ended January 31,
(In thousands)	2020	2019	2018
Shares subject to outstanding common stock options	824	409	623
Shares subject to outstanding RSUs, PSUs and RSAs	13,999	13,923	13,080
Employee stock purchase plan	548	554	543
Total	15,371	14,886	14,246

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2020.

The effectiveness of our internal control over financial reporting as of January 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K (the “Proxy Statement”).

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

2.1*†
Agreement and Plan of Mergers among the Registrant, certain of its wholly owned subsidiaries, SignalFx, Inc. and Fortis Advisors LLC, as Securityholders’ agent, dated as of August 21, 2019 (incorporated by reference to Exhibit 2.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on December 4, 2019).

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

4.6	Description of Common Stock.

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

10.5#	2012 Employee Stock Purchase Plan, as amended.

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

10.13#
Form of Amendment to Employment Offer Letter between the Registrant and Doug Merritt, dated as of June 4, 2019 (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2019).

10.14#
Employment Offer Letter between the Registrant and Susan St. Ledger, dated as of March 3, 2016 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 9, 2016).

10.15#
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

10.19#
Employment Offer Letter between the Registrant and Jason Child, dated as of April 16, 2019 (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2019).

10.20#
Form of Amendment to Employment Offer Letter between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2019).

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

10.26	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on September 21, 2018).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.

*	The schedules and other attachments to this exhibit have been omitted. The Registrant agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

†
Certain portions of this exhibit have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2020.

SPLUNK INC.

By:	/s/ Douglas S. Merritt
Douglas S. Merritt President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas S. Merritt, Jason E. Child and Scott Morgan, and each of them, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or their substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas S. Merritt	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2020
Douglas S. Merritt

/s/ Jason E. Child	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2020
Jason E. Child

/s/ Timothy C. Emanuelson	Chief Accounting Officer (Principal Accounting Officer)	March 26, 2020
Timothy C. Emanuelson

/s/ Graham V. Smith	Chairman and Director	March 26, 2020
Graham V. Smith

/s/ Sara J. Baack	Director	March 26, 2020
Sara J. Baack

/s/ Mark T. Carges	Director	March 26, 2020
Mark T. Carges

/s/ John G. Connors	Director	March 26, 2020
John G. Connors

/s/ Patricia B. Morrison	Director	March 26, 2020
Patricia B. Morrison

/s/ Stephen G. Newberry	Director	March 26, 2020
Stephen G. Newberry

/s/ Elisa A. Steele	Director	March 26, 2020
Elisa A. Steele

/s/ Sri Viswanath	Director	March 26, 2020
Sri Viswanath