Form 10-Q
period 2020-04-30
SPLUNK INC
filed 2020-06-01
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2020

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

There were 158,868,955 shares of the Registrant’s Common Stock issued and outstanding as of May 26, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	April 30, 2020	January 31, 2020
Assets
Current assets
Cash and cash equivalents	$922,507	$778,653
Investments, current	834,067	976,508
Accounts receivable, net	645,151	838,743
Prepaid expenses and other current assets	127,443	129,839
Deferred commissions, current	100,013	99,072
Total current assets	2,629,181	2,822,815
Investments, non-current	17,142	35,370
Accounts receivable, non-current	335,427	468,934
Operating lease right-of-use assets	398,652	267,086
Property and equipment, net	168,221	156,928
Intangible assets, net	223,684	238,415
Goodwill	1,292,840	1,292,840
Deferred commissions, non-current	83,386	88,990
Other assets	75,735	68,093
Total assets	$5,224,268	$5,439,471
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,874	$18,938
Accrued compensation	186,558	286,159
Accrued expenses and other liabilities	179,568	177,822
Deferred revenue, current	769,044	829,377
Total current liabilities	1,160,044	1,312,296
Convertible senior notes, net	1,735,046	1,714,630
Operating lease liabilities	364,837	235,631
Deferred revenue, non-current	153,141	176,832
Other liabilities, non-current	1,145	653
Total non-current liabilities	2,254,169	2,127,746
Total liabilities	3,414,213	3,440,042
Commitments and contingencies (Note 3 and 4)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 158,841,311 shares issued and outstanding at April 30, 2020, and 157,787,548 shares issued and outstanding at January 31, 2020	158	157
Accumulated other comprehensive loss	(1,948)	(5,312)
Additional paid-in capital	3,678,895	3,566,055
Accumulated deficit	(1,867,050)	(1,561,471)
Total stockholders’ equity	1,810,055	1,999,429
Total liabilities and stockholders’ equity	$5,224,268	$5,439,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,
(In thousands, except per share amounts)	2020	2019
Revenues
License	$148,385	$202,862
Cloud services	112,152	62,055
Maintenance and services	173,540	159,933
Total revenues	434,077	424,850
Cost of revenues (1)
License	6,066	5,682
Cloud services	53,490	32,326
Maintenance and services	69,061	57,815
Total cost of revenues	128,617	95,823
Gross profit	305,460	329,027
Operating expenses (1)
Research and development	192,124	129,290
Sales and marketing	319,224	278,961
General and administrative	82,724	65,762
Total operating expenses	594,072	474,013
Operating loss	(288,612)	(144,986)
Interest and other income (expense), net
Interest income	6,475	16,346
Interest expense	(24,437)	(23,017)
Other income (expense), net	(674)	(539)
Total interest and other income (expense), net	(18,636)	(7,210)
Loss before income taxes	(307,248)	(152,196)
Income tax provision (benefit)	(1,669)	3,233
Net loss	$(305,579)	$(155,429)

Basic and diluted net loss per share	$(1.94)	$(1.04)

Weighted-average shares used in computing basic and diluted net loss per share	157,534	149,060

_________________________
(1) Amounts include stock-based compensation expense, as follows:

Cost of revenues	$13,202	$10,825
Research and development	68,569	41,268
Sales and marketing	56,474	50,268
General and administrative	20,573	20,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended April 30,
(In thousands)	2020	2019
Net loss	$(305,579)	$(155,429)
Other comprehensive income (loss)
Net unrealized gain on investments (net of tax)	2,685	332
Foreign currency translation adjustments	679	(991)
Total other comprehensive income (loss)	3,364	(659)
Comprehensive loss	$(302,215)	$(156,088)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended April 30,
(In thousands)	2020	2019
Cash flows from operating activities
Net loss	$(305,579)	$(155,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,494	13,415
Amortization of deferred commissions	26,878	30,032
Amortization of investment premiums, net (accretion of discounts)	(692)	(2,859)
Amortization of debt discount and issuance costs	20,416	19,005
Non-cash operating lease costs	10,531	4,549
Stock-based compensation	158,818	123,063
Disposal of property and equipment	505	—
Deferred income taxes	(901)	(20)
Changes in operating assets and liabilities:
Accounts receivable, net	327,099	184,358
Prepaid expenses and other assets	(4,846)	(17,900)
Deferred commissions	(22,215)	(23,452)
Accounts payable	7,336	2,925
Accrued compensation	(97,709)	(62,777)
Accrued expenses and other liabilities	(10,067)	(7,665)
Deferred revenue	(84,024)	(72,216)
Net cash provided by operating activities	46,044	35,029
Cash flows from investing activities
Purchases of investments	(87,135)	(289,425)
Maturities of investments	254,823	298,425
Purchases of property and equipment	(14,756)	(14,900)
Capitalized software development costs	(3,548)	—
Other investment activities	(2,375)	(375)
Net cash provided by (used in) investing activities	147,009	(6,275)
Cash flows from financing activities
Proceeds from the exercise of stock options	1,418	360
Taxes paid related to net share settlement of equity awards	(49,228)	(69,007)
Net cash used in financing activities	(47,810)	(68,647)
Effect of exchange rate changes on cash and cash equivalents	(1,389)	(1,043)
Net increase (decrease) in cash and cash equivalents	143,854	(40,936)
Cash and cash equivalents at beginning of period	778,653	1,876,165
Cash and cash equivalents at end of period	$922,507	$1,835,229

Supplemental disclosures
Cash paid for income taxes	$1,534	$8,316
Cash paid for interest	8,014	7,747
Non-cash investing activities
Decrease in accrued purchases of property and equipment	(1,639)	(853)
Vesting of early exercised options	56	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended April 30,
(In thousands)	2020	2019
Common stock
Balance, beginning of period	$157	$149
Vesting of restricted stock units	1	1
Balance, end of period	$158	$150
Additional paid-in capital
Balance, beginning of period	$3,566,055	$2,754,858
Stock-based compensation	158,818	123,063
Capitalized software development costs	1,776	—
Issuance of common stock upon exercise of options	1,418	359
Vesting of early exercised options	56	—
Taxes paid related to net share settlement of equity awards	(49,228)	(69,007)
Balance, end of period	$3,678,895	$2,809,273
Accumulated other comprehensive loss
Balance, beginning of period	$(5,312)	$(2,506)
Unrealized gain from investments (net of tax)	2,685	332
Net change in cumulative translation adjustments	679	(991)
Balance, end of period	$(1,948)	$(3,165)
Accumulated deficit
Balance, beginning of period	$(1,561,471)	$(1,232,044)
Cumulative-effect adjustment from adoption of ASU 2016-02	—	7,241
Net loss	(305,579)	(155,429)
Balance, end of period	$(1,867,050)	$(1,380,232)

Total stockholders’ equity	$1,810,055	$1,426,026

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

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ending January 31, 2021.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of January 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 26, 2020.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal 2021.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation. “Cloud services” revenues have been reclassified from “Maintenance and services” revenues on our condensed consolidated statements of operations and “Non-cash operating lease costs” have been reclassified from “Accrued expenses and other liabilities” in our condensed consolidated statement of cash flows. These reclassifications had no impact on our previously reported total revenues and net cash flows from operating, investing, or financing activities.

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

COVID-19

The worldwide spread of COVID-19 has resulted in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and general business operations for an unknown period of time until the disease is contained. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain, and as of the date of issuance of those financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or adjust the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

Segments

We operate our business as one operating segment: the development and marketing of software solutions that enable our customers to gain real-time business insights by harnessing the value of their data. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.

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

Our contracts with customers often contain multiple performance obligations, which may include a combination of on-premise software licenses, related maintenance and support services, cloud services and professional services including training. We apply significant judgment in identifying and accounting for each performance obligation, as a result of evaluating the terms and conditions in contracts. For these contracts, we account for on-premise licenses, maintenance and support, cloud services and other services as separate performance obligations as they are each distinct. Revenue is recognized when the performance obligations are satisfied. We satisfy our obligation and recognize revenue for on-premise licenses upon transfer of control of the software, which occurs at delivery of the license key to customers, or when the license term commences, if later. We satisfy our cloud service performance obligation over the associated contract term and recognize the associated revenue ratably over the term of the contract once access is provided to the customer, consistent with the pattern of benefit to the customer of such services. We satisfy our maintenance and support performance obligations and recognize revenue ratably over the maintenance and support term, consistent with the pattern of benefit to the customer of such services. Professional services and training are either provided on a time and material basis or over a contract term. We satisfy our professional services and training performance obligations and recognize the associated revenue as services are delivered. With respect to contracts that include customer acceptance provisions, we recognize revenue upon customer acceptance. Our policy is to record revenues net of any applicable sales, use or excise taxes.

Customers can purchase our products under different pricing options. Regardless of the pricing option selected, the consideration for our license and cloud contracts is fixed and does not result in variable consideration. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on an observable standalone selling price when it is available, as well as other factors, including the price charged to customers, our discounting practices, and our overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable, we estimate the SSP using the residual approach.

A receivable is recorded when we have an unconditional right to payment, either because we satisfied a performance obligation prior to receiving payment from the customer or we have a non-cancelable contract that has been invoiced in advance in accordance with our standard payment terms. Most of our multi-year on-premises term license and cloud services contracts are invoiced annually. A receivable for multi-year cloud services is generally recorded upon invoicing. A receivable for multi-year on-premises term licenses is recorded upon delivery, whether or not invoiced, to the extent we have an unconditional right to receive payment in the future related to those licenses. The non-current portion of these receivables, primarily consisting of unbilled receivables from on-premises term licenses, is included in “Accounts receivable, non-current” on our condensed consolidated balance sheets.

Payment terms and conditions vary by contract type, although our standard payment terms generally require payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of payment, we have determined our contracts do not generally include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing.

Deferred revenue is recorded when we invoice a contract or deliver a license prior to recognizing revenue. It is comprised of balances related to maintenance, cloud services, training and professional services invoiced at the beginning of each service period, as well as licenses that we delivered prior to the license term commencing.

Recently Adopted Accounting Standards

Standard	Description	Effective Date	Effect on the Condensed Consolidated Financial Statements (or Other Significant Matters)
Accounting Standards Update (“ASU”) No. 2016-13 (Topic 326), Financial Instruments - Credit Losses	The amendments in this update require a financial asset (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans and available-for-sale securities.	We adopted this new standard as of February 1, 2020, using the modified prospective method recognized as of the date of initial application. Under this method, we are not required to restate or disclose the effects of applying Topic 326 for comparative periods.	The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

Under the new standard, we assess credit losses on accounts receivable by taking into consideration past collection experience, credit quality of the customer, age of the receivable balance, current economic conditions, and forecasts that affect the collectability of the reported amount.

With respect to available-for-sale debt securities, when the fair value of a security is below its amortized cost, the amortized cost will be written down to its fair value if it is more likely than not that management is required to sell the impaired security before recovery of its amortized basis, or management has the intention to sell the security. If neither of these conditions are met, we determine whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in Other income (expense), net on our condensed consolidated statements of operations. Non-credit related impairment losses are reported as a separate component on our consolidated statements of comprehensive income (loss).

Recently Issued Accounting Pronouncements

Standard	Description	Effective Date	Effect on the Condensed Consolidated Financial Statements (or Other Significant Matters)
ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes	The amendments in this ASU simplify the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance to improve consistent application. Most amendments within this standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.	First quarter of fiscal 2022.	We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	April 30, 2020				January 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$329,321	$—	$—	$329,321	$138,999	$—	$—	$138,999
U.S. treasury securities	—	730,619	—	730,619	—	875,180	—	875,180
Corporate bonds	—	103,448	—	103,448	—	124,972	—	124,972
Commercial paper	—	—	—	—	—	4,994	—	4,994
Other	—	—	2,000	2,000	—	—	2,000	2,000
Reported as:
Assets:
Cash and cash equivalents				$329,321				$147,034
Investments, current				834,067				976,508
Investments, non-current				2,000				22,603
Total				$1,165,388				$1,146,145

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

We invest in U.S. treasury securities, corporate bonds and commercial paper, which we have classified as available-for-sale investments. The following table presents our available-for-sale investments as of April 30, 2020:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$726,104	$4,515	$—	$730,619
Corporate bonds	102,772	677	(1)	103,448
Total available-for-sale investments	$828,876	$5,192	$(1)	$834,067

The following table presents our available-for-sale investments as of January 31, 2020:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$8,035	$—	$—	$8,035
Investments, current:
U.S. treasury securities	866,578	590	(23)	867,145
Corporate bonds	103,848	521	—	104,369
Commercial paper	4,991	3	—	4,994
Investments, non-current:
Corporate bonds	20,444	159	—	20,603
Total available-for-sale investments	$1,003,896	$1,273	$(23)	$1,005,146

The following table presents the fair values and unrealized losses of our available-for-sale investments classified by length of time that the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
April 30, 2020
Corporate bonds	$—	$—	$3,500	$(1)	$3,500	$(1)
Total	$—	$—	$3,500	$(1)	$3,500	$(1)
January 31, 2020
U.S. treasury securities	$129,149	$(23)	$—	$—	$129,149	$(23)
Corporate bonds	7,504	—	—	—	7,504	—
Total	$136,653	$(23)	$—	$—	$136,653	$(23)

As of April 30, 2020 and January 31, 2020, we did not consider any of our investments to be impaired.

The contractual maturities of our investments are as follows:

(In thousands)	April 30, 2020
Due within one year	$834,067
Total	$834,067

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

Equity Investments

Our equity investments are included in “Investments, non-current” on our condensed consolidated balance sheets. The following table provides a summary of our equity investments:

(In thousands)	April 30, 2020	January 31, 2020
Equity investments without readily determinable fair values	$12,744	$10,744
Equity investments under the equity method of accounting	2,398	2,023
Total	$15,142	$12,767

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts as of April 30, 2020. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4) Leases

We have operating leases for office space, used for our business operations and sales support, and data centers, used primarily for product development.

Operating lease costs were $17.8 million, excluding short-term lease costs of $3.2 million. Operating lease costs also exclude variable lease costs and sublease income which were immaterial during the three months ended April 30, 2020. Operating lease costs were $11.3 million, excluding short-term leases, variable lease costs and sublease income, which were immaterial, during the three months ended April 30, 2019.

Our lease term and the discount rate related to our operating lease right-of-use assets and related lease liabilities are as follows:

April 30, 2020
Weighted-average remaining lease term (in years)	8.95
Weighted-average discount rate	5.98%

As of April 30, 2020, the maturity of lease liabilities under our non-cancelable operating leases were as follows:

Fiscal Period (In thousands)	Future Payments
Remaining fiscal 2021	$37,046
Fiscal 2022	70,727
Fiscal 2023	66,273
Fiscal 2024	55,545
Fiscal 2025	49,155
Thereafter	280,797
Total lease payments	559,543
Less imputed interest	(137,018)
Total current and non-current operating lease liabilities (1)	$422,525
_________________________
(1) The current portion of our operating lease liabilities is included in “Accrued expenses and other liabilities” on our condensed consolidated balance sheets.

As of April 30, 2020, we have entered into leases, primarily for office space that have not yet commenced, with future lease payments of $9.1 million that are not reflected in the above. These leases will commence between fiscal 2021 and fiscal 2022 with non-cancelable lease terms of 2 years to 11 years.

Supplemental Disclosures

	Three Months Ended April 30,
(In thousands)	2020	2019
Cash paid for operating lease liabilities	$7,533	$9,751
Operating lease liabilities arising from obtaining right-of-use assets	143,890	9,916

(5) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

(In thousands)	April 30, 2020	January 31, 2020
Computer equipment and software	$100,361	$109,892
Furniture and fixtures	31,391	28,568
Leasehold and building improvements (1)	161,012	141,965
Property and equipment, gross	292,764	280,425
Less: accumulated depreciation and amortization	(124,543)	(123,497)
Property and equipment, net	$168,221	$156,928
_________________________
(1) Includes costs related to assets not yet placed into service of $66.5 million and $46.5 million, as of April 30, 2020 and January 31, 2020, respectively.

Depreciation and amortization expense of Property and equipment, net was $5.8 million and $6.3 million for the three months ended April 30, 2020 and 2019, respectively.

Geographic Information

The following table presents our long-lived assets, which consist of property and equipment, net of depreciation and amortization, and operating lease right-of-use assets by geographic region:

(In thousands)	April 30, 2020	January 31, 2020
United States	$497,338	$362,586
International	69,535	61,428
Total long-lived assets	$566,873	$424,014

Other than the United States, no country represented 10% or more of our total long-lived assets as of April 30, 2020 or January 31, 2020.

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

Streamlio

On November 1, 2019, we acquired 100% of the voting equity interest of Streamlio, Inc. (“Streamlio”), a privately-held Delaware corporation that specializes in designing and operating streaming data solutions. This acquisition has been accounted for as a business combination. The total fair value of consideration transferred for this acquisition was $19.8 million, which consisted of $18.7 million in cash and $1.1 million in fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated as follows: $3.6 million to identified intangible assets and $0.1 million to net assets acquired, with the excess $16.1 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of Streamlio have been included in our condensed consolidated financial statements from the date of purchase.

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

Goodwill

There were no impairments to goodwill during the three months ended April 30, 2020 or during prior periods.

Intangible Assets

Intangible assets subject to amortization realized from acquisitions as of April 30, 2020 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (months)
Developed technology	$252,530	$(97,485)	$155,045	66
Customer relationships	81,810	(16,403)	65,407	50
Other acquired intangible assets	7,270	(4,038)	3,232	29
Total intangible assets subject to amortization	$341,610	$(117,926)	$223,684

Intangible assets subject to amortization realized from acquisitions as of January 31, 2020 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (months)
Developed technology	$252,530	$(87,112)	$165,418	68
Customer relationships	81,810	(12,403)	69,407	53
Other acquired intangible assets	7,270	(3,680)	3,590	32
Total intangible assets subject to amortization	$341,610	$(103,195)	$238,415

Amortization expense from acquired intangible assets was $14.7 million and $7.1 million for the three months ended April 30, 2020 and 2019, respectively.

The expected future amortization expense for acquired intangible assets as of April 30, 2020 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Remaining fiscal 2021	$40,975
Fiscal 2022	45,567
Fiscal 2023	41,525
Fiscal 2024	37,015
Fiscal 2025	31,182
Thereafter	27,420
Total amortization expense	$223,684

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

The initial conversion rate for each series of notes is 6.7433 shares of our common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $148.30 per share of our common stock, subject to adjustment upon the occurrence of specified events. The initial conversion price of each series of Notes represents a premium of approximately 27.5% to the $116.31 per share closing price of our common stock on September 18, 2018, which was the date the pricing of the Notes was determined. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2023, in the case of the 2023 Notes, or June 15, 2025, in the case of the 2025 Notes, only under the following circumstances:

•during any fiscal quarter commencing after the fiscal quarter ending on January 31, 2019 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the relevant series of Notes on each applicable trading day;

•during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the relevant series of notes) per $1,000 principal amount of the relevant series of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the relevant series of Notes on each such trading day;

•if we call the relevant series of Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

•upon the occurrence of specified corporate events as set forth in the relevant indenture.

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

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture. It is our current intent to settle the conversions of the principal amount of the Notes in cash and the remaining conversion value, if any, in shares of common stock. If we undergo a fundamental change (as defined in each indenture), holders may require us to repurchase for cash all or any portion of their Notes of the relevant series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the relevant maturity date of a series of Notes or if we deliver a notice of redemption in respect of a series of Notes, we will, in certain circumstances, increase the conversion rate of the relevant series of Notes for a holder who elects to convert its Notes of the applicable series in connection with such corporate event or notice of redemption, as the case may be. During the three months ended April 30, 2020, the conditions allowing holders of the Notes to convert were not met. The Notes were therefore not convertible during the three months ended April 30, 2020 and were classified as long-term debt on our condensed consolidated balance sheets.

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

The net carrying amount of the liability and equity components for each of the Notes as of April 30, 2020 was as follows:

(In thousands)	2023 Notes	2025 Notes
Liability component:
Principal amount	$1,265,000	$862,500
Unamortized discount	(188,675)	(191,156)
Unamortized issuance costs	(7,363)	(5,260)
Net carrying amount	$1,068,962	$666,084

Equity component, net of purchase discounts and issuance costs	$264,129	$234,712

The following table sets forth the interest expense related to the Notes:

	Three Months Ended April 30,
(In thousands)	2020	2019
2023 Notes:
Coupon interest expense	$1,581	$1,581
Amortization of debt discount (conversion option)	12,418	11,595
Amortization of debt issuance costs and purchase discounts	485	453
Total interest expense related to the 2023 Notes	$14,484	$13,629

2025 Notes:
Coupon interest expense	$2,426	$2,426
Amortization of debt discount (conversion option)	7,312	6,771
Amortization of debt issuance costs and purchase discounts	201	186
Total interest expense related to the 2025 Notes	$9,939	$9,383

As of April 30, 2020, the total estimated fair values of the 2023 Notes and the 2025 Notes were approximately $1.46 billion and $1.02 billion, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

Capped Calls

In connection with the issuance of the Notes, including the initial purchasers’ exercise of the option to purchase additional Notes, we entered into privately negotiated capped call transactions relating to each series of Notes with certain counterparties (the “Capped Calls”). The Capped Calls are expected to reduce potential dilution to our common stock upon conversion of the Notes and/or offset any cash payments that we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls have an initial strike price of $148.30 per share of our common stock, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have a cap price equal to $232.62 per share of our common stock, subject to certain adjustments. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting us, including merger events, tender offers and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The premium paid for the purchase of the Capped Calls in the amount of $274.3 million has been recorded as a reduction to additional paid-in capital and will not be remeasured.

(8) Stock Compensation Plans

The following table summarizes the stock option, restricted stock unit (“RSU”), restricted stock award (“RSA”) and performance unit (“PSU”) award activity under our 2012 Equity Incentive Plan during the three months ended April 30, 2020:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
				(in years)	(in thousands)
Balances as of January 31, 2020	19,328,502	823,541	$10.79	6.61	$118,978	13,141,650
Additional shares authorized	7,889,377
Options exercised		(174,182)	8.14		20,889
Options forfeited and expired	41,563	(41,563)	12.69
RSUs and PSUs granted	(1,373,313)					1,373,313
RSUs and PSUs vested						(1,251,916)
Shares withheld related to net share settlement of RSUs and PSUs	372,335
RSUs and PSUs forfeited and canceled	456,310					(456,310)
Balances as of April 30, 2020	26,714,774	607,796	$11.42	6.45	$78,370	12,806,737
Vested and expected to vest		586,862	$11.42	6.38	$75,672	11,923,564
Exercisable as of April 30, 2020		238,276	$11.72	3.55	$30,652
 _________________________
(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of April 30, 2020.

During the three months ended April 30, 2020 and 2019, upon each settlement date of our outstanding RSUs to current employees, RSUs were withheld to cover the required withholding tax, which was based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity on our condensed consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs were not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares were returned to the reserves and are available for future issuance under our 2012 Equity Incentive Plan.

During the three months ended April 30, 2020, we granted 318,514 PSUs to certain executives under our 2012 Equity Incentive Plan, which includes both PSUs awarded but not yet earned, as well as PSUs earned and eligible to vest. The number of PSUs earned and eligible to vest will be determined after a one-year performance period, based on achievement of certain company financial performance measures and the recipient’s continued service with us. The number of shares of our stock to be received based on financial performance measures can range from 0% to 200% of the target amount. Compensation expense for PSUs with financial performance measures is measured using the fair value at the date of grant and recorded over the four-year vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. Additionally, beginning in fiscal 2019, our PSUs granted contain an additional market performance measure that can increase the number of shares earned by up to an additional 50% of the shares received based on the financial performance measure.

As of April 30, 2020, total unrecognized compensation cost related to stock options was $35.4 million, which is expected to be recognized over a weighted-average period of 2.2 years. As of April 30, 2020, total unrecognized compensation cost was $1.16 billion related to RSUs, which is expected to be recognized over the next 2.8 years. As of April 30, 2020, total unrecognized compensation cost was $92.2 million related to PSUs, which is expected to be recognized over the next 2.7 years. As of April 30, 2020, total unrecognized compensation cost related to RSAs was $58.1 million, which is expected to be recognized over the next 2.1 years.

The following table summarizes our RSA activity during the three months ended April 30, 2020:

Shares
Outstanding as of January 31, 2020	857,793
RSAs vested	(72,304)
Outstanding as of April 30, 2020	785,489

The weighted-average grant date fair value of RSUs granted was $129.59 during the three months ended April 30, 2020. The weighted-average grant date fair value of PSUs granted was $136.75 per share during the three months ended April 30, 2020.

(9) Revenues, Accounts Receivable, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Three Months Ended April 30,
(In thousands)	2020	2019
Revenues
License	$148,385	$202,862
Cloud services	112,152	62,055
Maintenance, professional services and training	173,540	159,933
Total revenues	$434,077	$424,850

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

	Three Months Ended April 30,
(In thousands)	2020	2019
United States	$283,132	$312,356
International	150,945	112,494
Total revenues	$434,077	$424,850

The following table presents revenues by channel partners representing 10% or more of total revenues:

	Three Months Ended April 30,
(In thousands)	2020	2019
Channel Partner A	29%	32%
Channel Partner B	14%	19%

The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues during the three months ended April 30, 2020 and 2019, respectively.

Accounts Receivable

The following table presents total current and non-current accounts receivable by channel partners representing 10% or more of total current and non-current accounts receivable:

(In thousands)	April 30, 2020	January 31, 2020
Channel Partner A	19%	27%
Channel Partner B	9%	13%

The COVID-19 pandemic and the recent economic downturn prompted us to perform additional credit reviews of our existing customers. After performing our additional reviews using a current expected credit loss model, we determined that, while there may be delays in our collections, the risk of credit loss on our accounts receivable as of April 30, 2020 was expected to be materially consistent with prior periods.

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2020 and 2019 were $254.6 million and $221.9 million during the three months ended April 30, 2020 and 2019, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $1.72 billion as of April 30, 2020, of which we expect to recognize approximately 58% as revenue over the next 12 months and the remainder thereafter.

(10) Income Taxes

We are subject to income taxes in the U.S. and in foreign jurisdictions. We base our interim tax accruals on an estimated annual effective tax rate applied to year-to-date income, and we record discrete tax items in the period to which they relate. In each quarter, we update our estimated annual effective tax rate and make a year-to-date adjustment to our tax provision as necessary. Our fiscal 2021 annual effective rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on our U.S. losses. For the three months ended April 30, 2020 and 2019, we recorded a $1.7 million income tax benefit and a $3.2 million income tax expense, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act contains numerous income tax provisions, such as changes to carry overs of net operating losses, changes in interest deductibility limits and technical corrections, including one impacting depreciation of Qualified Improvement Property. We recorded an immaterial benefit during the quarter as a result of the change in the depreciation of Qualified Improvement Property. We continue to evaluate aspects of the CARES Act and any resulting effects.

During the three months ended April 30, 2020, there were no material changes to our unrecognized tax benefits, and we do not expect material changes in our unrecognized tax benefits within the next twelve months. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended April 30,
(In thousands, except per share amounts)	2020	2019
Numerator:
Net loss	$(305,579)	$(155,429)
Denominator:
Weighted-average common shares outstanding	158,350	149,736
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(816)	(676)
Weighted-average shares used to compute net loss per share, basic and diluted	157,534	149,060

Net loss per share, basic and diluted	$(1.94)	$(1.04)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of April 30,
(In thousands)	2020	2019
Shares subject to outstanding common stock options	608	353
Shares subject to outstanding RSUs, PSUs and RSAs	13,592	13,128
Employee stock purchase plan	610	720
Total	14,810	14,201

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “predict,” “intend,” “may,” “might,” “plan,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our business and our market opportunity, our future financial and operating results; our planned investments, particularly in our product development efforts; our planned expansion of our sales and marketing organization; our expectations regarding our acquisitions; our expectation that we will continue to use acquisitions to contribute to our growth objectives; our growth and product integration strategies; our continued efforts to market and sell both domestically and internationally; our expectations about seasonal trends; the impact of the COVID-19 pandemic and related public health measures on our business; our ability to achieve our goals; our expectations regarding our revenues mix and the impact of our business model transition; our expectations regarding our cost of revenues and gross margin; use of non-GAAP (as defined below) financial measures; our expectations regarding new accounting standards; our expectations regarding our operating expenses, including increases in research and development, sales and marketing, and general and administrative expenses; our expectations regarding our capital expenditures; sufficiency of cash to meet cash needs for at least the next 12 months; exposure to interest rate changes; inflation; anticipated income tax rates and liabilities; our expectations regarding our leases; exposure to exchange rate fluctuations and our ability to manage such exposure; and our expected cash flows and liquidity.

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

For Splunk Enterprise, we typically base our license fees on either the estimated daily data indexing capacity or the compute power our customers require. Beginning in fiscal 2020, we shifted our licensing model whereby a substantial majority of our license revenues consist of revenues from term licenses, and to a much lesser extent, perpetual licenses, under which we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large term and perpetual licenses may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term.

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

Our revenue mix has shifted from sales of perpetual licenses to sales of term licenses and cloud subscriptions and we expect it will continue to shift in favor of cloud subscriptions as we transition to a predominantly subscription model. We expect our transition to a subscription model will impact the timing of our recognition of revenue as an increasing percentage of our sales become recognized ratably, as well as impact our operating margins as cloud services become a larger percentage of our sales. To the extent our shift to a predominantly subscription model happens faster than we expect, our ability to predict our revenue and margins in any particular period may be more limited. We have also shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time than it has historically, and expect this to negatively impact operating cash flows through at least fiscal 2022.

We use total annual recurring revenue (“Total ARR”) and cloud annual recurring revenue (“Cloud ARR”) to identify the annual recurring value of customer contracts at the end of a reporting period and to monitor the growth of our recurring business as we transition to a predominantly subscription model. Total ARR represents the annualized revenue run-rate of active term license, maintenance, and subscription contracts at the end of a reporting period. Cloud ARR represents the annualized revenue run-rate of active subscription contracts at the end of a reporting period. Total ARR was $1.77 billion and Cloud ARR was $480 million as of April 30, 2020.

We intend to continue investing for long-term growth. We have invested and intend to continue to invest in product development to deliver additional features and performance enhancements, deployment models and solutions that can address new end markets. We expect to continue to expand our sales and marketing organizations to market and sell our software both in the United States and internationally.

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

Our goal is to make our software the platform for delivering real-time business insights from data. The key elements of our growth strategy are to:

•Extend our technological capabilities.

•Continue to expand our direct and indirect sales organization, including our partner relationships, to increase our sales capacity and enable greater market presence.

•Further penetrate our existing customer base and drive enterprise-wide adoption.

•Enhance our value proposition through a focus on solutions which address core and expanded use cases.

•Grow our user communities and partner ecosystem to increase awareness of our brand, target new use cases, drive operational leverage and deliver more targeted, higher value solutions.

•Continue to deliver a rich developer environment to enable rapid development of enterprise applications that leverage data and the Splunk platform.

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

In December 2019, COVID-19 was reported in China, in January 2020 the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. The long-term impact of COVID-19 on our operational and financial performance will depend on certain developments including the duration, spread, severity, and potential recurrence of the virus. Our future performance will also depend on the impact of COVID-19 on our customers, partners, employee productivity, and sales cycles, including as a result of travel restrictions. These potential developments are uncertain and cannot be predicted and as such, the extent to which COVID-19 will impact our business, operations, financial condition and results of operations over the long term is unknown. Furthermore, due to our shift to a predominantly subscription model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods.

Financial Summary
(Dollars in millions)

Three Months Ended April 30, 2020 and 2019

_________________________
* Refer to Non-GAAP Financial Results and Reconciliations below for further information regarding our GAAP to non-GAAP Financial Measures and related reconciliations.

Our customer base spans numerous industry verticals, including cloud and online services, education, financial services, government, healthcare/pharmaceuticals, industrials/manufacturing, media/entertainment, retail/ecommerce, technology and telecommunications, among others. As of April 30, 2020, our customers include over 90 of the Fortune 100 companies.

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

Non-GAAP Financial Results and Reconciliations

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with the following non-GAAP financial measures: cost of revenues, cloud services gross profit, gross margin, research and development expense, sales and marketing expense, general and administrative expense, operating income (loss), operating margin, income tax provision (benefit), net income (loss), net income (loss) per share and free cash flow (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): expenses related to stock-based compensation and related employer payroll tax, amortization of acquired intangible assets, capitalized software development costs and non-cash interest expense related to our convertible senior notes. The non-GAAP financial measures are also adjusted for our estimated tax rate on non-GAAP income (loss). To determine the annual non-GAAP tax rate, we evaluate a financial projection based on our non-GAAP results. The annual non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The non-GAAP tax rate applied to the three months ended April 30, 2020 was 20%. We will provide updates to this rate on an annual basis, or more frequently if material changes occur. The applicable fiscal 2020 tax rates are noted in the reconciliations. In addition, our non-GAAP financial measures include free cash flow, which represents operating cash flow less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated or used by the business.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance and allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude amortization of acquired intangible assets, capitalized software development costs and non-cash interest expense related to our convertible senior notes from our non-GAAP financial measures because these expenses are considered by management to be outside of our core operating results.

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

The following table reconciles our net cash provided by operating activities to free cash flow:

	Three Months Ended April 30,
(In thousands)	2020	2019
Net cash provided by operating activities	$46,044	$35,029
Less purchases of property and equipment	(14,756)	(14,900)
Free cash flow (non-GAAP)	$31,288	$20,129
Net cash provided by (used in) investing activities	$147,009	$(6,275)
Net cash used in financing activities	$(47,810)	$(68,647)

The following table reconciles our GAAP to non-GAAP financial measures for the three months ended April 30, 2020:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of acquired intangible assets	Capitalized software development costs	Non-cash interest expense related to convertible senior notes	Income tax effects related to non-GAAP adjustments (2)	Non-GAAP
Cost of revenues	$128,617	$(13,982)	$(10,373)	$—	$—	$—	$104,262
Gross margin	70.4%	3.2%	2.4%	—%	—%	—%	76.0%
Research and development	192,124	(71,265)	(25)	3,548	—	—	124,382
Sales and marketing	319,224	(59,422)	(4,333)	—	—	—	255,469
General and administrative	82,724	(21,645)	—	—	—	—	61,079
Operating loss	(288,612)	166,314	14,731	(3,548)	—	—	(111,115)
Operating margin	(66.5)%	38.3%	3.4%	(0.8)%	—%	—%	(25.6)%
Income tax benefit	(1,669)	—	—	—	—	(20,198)	(21,867)
Net loss	$(305,579)	$166,314	$14,731	$(3,548)	$20,416	$20,198	$(87,468)
Net loss per share (1)	$(1.94)	$1.05	$0.09	$(0.02)	$0.13	$0.13	$(0.56)
_________________________
(1)                Calculated based on 157,534 weighted-average shares of common stock.
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
(2)                Represents the tax effect of the non-GAAP adjustments based on the estimated annual effective tax rate of 20%.

The following table reconciles our GAAP to non-GAAP Cloud services gross profit:

	Three Months Ended
(In thousands)	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020	April 30, 2020
GAAP Cloud services gross profit	$29,729	$35,296	$39,395	$46,428	$58,662
Stock-based compensation and related employer payroll tax	1,533	1,634	1,543	2,756	2,390
Amortization of acquired intangible assets	418	417	2,497	4,488	5,006
Non-GAAP Cloud services gross profit	$31,680	$37,347	$43,435	$53,672	$66,058

Components of Operating Results

Revenues

License revenues. License revenues consist of revenues from term licenses, and to a much lesser extent perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. License revenues reflect the revenues recognized from sales of licenses to new customers and additional licenses to existing customers, including sales from the renewal of term licenses. We are focused on acquiring new customers and increasing revenues from our existing customers as they realize the value of our software by indexing higher volumes of data and expanding the use of our software through additional use cases and broader deployment within their organizations. In addition, seasonal trends that contribute to increased sales activity in the fourth fiscal quarter often result in lower sequential revenues in the first fiscal quarter, and we expect this trend to continue.

Cloud services revenues. Cloud services allow customers to use hosted software over the contract period without taking possession of the software. We recognize the revenues associated with our cloud services ratably, over the associated subscription term.

“Cloud services” revenues have been reclassified from “Maintenance and services” revenues on our condensed consolidated statements of operations. We believe this presentation provides a more meaningful representation of the nature of our revenue. This reclassification had no impact on our previously reported total revenues.

Maintenance and services revenues. Maintenance and services revenues consist of revenues from maintenance agreements and professional services and training.

•Maintenance revenues. When a term license is purchased, maintenance is bundled with the license for the term of the license period. Typically, when purchasing a perpetual license, a customer also purchases one year of maintenance for which we charge a percentage of the license fee. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. Maintenance revenues as a percentage of total revenues were 26% and 28% for the three months ended April 30, 2020 and 2019, respectively.

•Professional services and training revenues. We have a professional services organization focused on helping our customers deploy our software in highly complex operational environments and train their personnel. Training and professional services have stated billing rates per service hour or are provided on a subscription basis, accordingly, revenues are recognized as services are delivered or ratably over the subscription period. We have experienced continued growth in our professional services revenues primarily due to the deployment of our software with some customers that have large, highly complex IT environments.

Cost of Revenues

Cost of license revenues. Cost of license revenues includes all direct costs to deliver our products, including salaries, benefits, stock-based compensation and related expenses such as employer taxes, allocated overhead for facilities and IT and amortization of acquired intangible assets. We recognize these expenses as they are incurred.

Cost of cloud services revenues. Cost of cloud services revenues includes salaries, benefits, stock-based compensation and related expenses such as employer taxes for our cloud services organization, allocated overhead for depreciation of equipment, facilities and IT, amortization of acquired intangible assets and third-party hosting fees. We recognize expenses related to our cloud services organizations as they are incurred.

Cost of maintenance and services revenues. Cost of maintenance and services revenues includes salaries, benefits, stock-based compensation and related expenses such as employer taxes for our maintenance and services organizations, third-party consulting services and allocated overhead for depreciation of equipment, facilities and IT. We recognize expenses related to our maintenance and services organizations as they are incurred.

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

Income Tax Provision (Benefit)

The income tax provision (benefit) consists of federal, state and foreign income taxes. We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse. To the extent that we believe any amounts are not more-likely-than-not to be realized, we record a valuation allowance to reduce the deferred income tax assets. Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for U.S. deferred tax assets. We regularly assess the need for the valuation allowance on our deferred tax assets, and to the extent that we determine that an adjustment is needed, such adjustment will be recorded in the period that the determination is made.

Results of Operations

The following table sets forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

Condensed Consolidated Statements of Operations Data

(In thousands and as % of revenues)	Three Months Ended April 30,
	2020		2019
Revenues
License	$148,385	34.2%	$202,862	47.7%
Cloud services	112,152	25.8	62,055	14.6
Maintenance and services	173,540	40.0	159,933	37.6
Total revenues	434,077	100.0	424,850	100.0
Cost of revenues
License (1)	6,066	4.1	5,682	2.8
Cloud services (1)	53,490	47.7	32,326	52.1
Maintenance and services (1)	69,061	39.8	57,815	36.1
Total cost of revenues	128,617	29.6	95,823	22.6
Gross profit	305,460	70.4	329,027	77.4
Operating expenses
Research and development	192,124	44.3	129,290	30.4
Sales and marketing	319,224	73.5	278,961	65.7
General and administrative	82,724	19.1	65,762	15.5
Total operating expenses	594,072	136.9	474,013	111.6
Operating loss	(288,612)	(66.5)	(144,986)	(34.1)
Interest and other income (expense), net
Interest income	6,475	1.5	16,346	3.8
Interest expense	(24,437)	(5.6)	(23,017)	(5.4)
Other income (expense), net	(674)	(0.2)	(539)	(0.1)
Total interest and other income (expense), net	(18,636)	(4.3)	(7,210)	(1.7)
Loss before income taxes	(307,248)	(70.8)	(152,196)	(35.8)
Income tax provision (benefit)	(1,669)	(0.4)	3,233	0.8
Net loss	$(305,579)	(70.4)%	$(155,429)	(36.6)%
_________________________
(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended April 30, 2020 and 2019

Revenues
(Dollars in millions)

Our revenue mix has shifted from sales of perpetual licenses to sales of term licenses and cloud subscriptions and we expect it will continue to shift in favor of cloud subscriptions as we transition to a predominantly subscription model. We expect our transition to a subscription model will impact the timing of our recognition of revenue as an increasing percentage of our sales become recognized ratably. The increase in cloud services revenues was primarily driven by increased sales of our cloud services as a result of our transition to a predominantly subscription model. Our customers are increasingly purchasing our Splunk Cloud service as it delivers the benefits of Splunk Enterprise, while eliminating the need to purchase, deploy and manage infrastructure.

The increase in maintenance and services revenues was primarily driven by increased professional services revenues. The decrease in license revenues was primarily driven by the shift in our revenue mix from sales of term licenses to cloud subscriptions.

Three Months Ended April 30, 2020 and 2019
Total revenues increased $9.2 million, or 2.2%, primarily due to the following:

+ increase of $50.1 million, or 80.7%, in cloud services revenues
+ increase of $13.6 million, or 8.5%, in maintenance and services revenues
+ increase in the total number of orders greater than $1.0 million from 46 to 81
- decrease of $54.5 million, or (26.9)%, in license revenues

Cost of Revenues and Gross Margin
(Dollars in millions)

Three Months Ended April 30, 2020 and 2019
Total cost of revenues increased $32.8 million, or 34.2%, primarily due to the increase in cloud services cost of revenues, as a result of our ongoing transition to a predominantly subscription model. Cloud services cost of revenues increased $21.2 million, or 65.5%, primarily due to the following:

+ increase of $10.9 million in third-party hosting fees to support our cloud services
+ increase of $4.9 million in salaries and benefits, including stock-based compensation expense as we increased headcount
+ increase of $4.6 million in intangible asset amortization related to our acquisitions

Maintenance and services cost of revenues increased $11.2 million, or 19.5%, primarily due to the following:

+ increase of $7.5 million in salaries and benefits, including stock-based compensation expense as we increased headcount
+ increase of $3.3 million in overhead expenses, primarily due to facility-related costs

Total gross margin decreased primarily due to a shift in the overall revenue mix in favor of cloud services, which have lower gross margins than our license business.

Operating Expenses
(Dollars in millions)

Total Operating Expenses
$474.0
$594.1
Q1'20
Q1'21

Total Operating Expenses
(as % of Revenues)
111.6%
136.9%
Q1’20
Q1’21

Research and Development Expense

Three Months Ended April 30, 2020 and 2019
Research and development expense increased $62.8 million, or 48.6%, primarily due to the following:

+ increase of $55.2 million in salaries and benefits, which includes a $27.3 million increase in stock-based compensation expense as we increased headcount
+ increase of $4.2 million in overhead expenses, primarily due to facility-related costs
+ increase of $2.9 million in hosting fees to support our product development efforts

Sales and Marketing Expense

Three Months Ended April 30, 2020 and 2019
Sales and marketing expense increased $40.3 million, or 14.4%, primarily due to the following:

+ increase of $37.7 million in salaries and benefits, which includes a $6.2 million increase in stock-based compensation expense as we increased headcount to expand our field sales organization
+ increase of $9.2 million in overhead expenses, primarily due to facility-related costs
- decrease of $4.4 million in sales-related event costs, primarily due to the cancellation of our annual sales achievement event as a result of the COVID-19 pandemic and related restrictions

General and Administrative Expense

Three Months Ended April 30, 2020 and 2019
General and administrative expense increased $17.0 million, or 25.8%, primarily due to the following:

+ increase of $8.2 million in salaries and benefits as we increased headcount
+ increase of $5.4 million in overhead expenses, primarily due to facility-related costs

Interest and Other Income (Expense), net

	Three Months Ended April 30,
(In thousands)	2020	2019
Interest and other income (expense), net
Interest income	$6,475	$16,346
Interest expense	(24,437)	(23,017)
Other income (expense), net	(674)	(539)
Total interest and other income (expense), net	$(18,636)	$(7,210)

Three Months Ended April 30, 2020 and 2019
Interest and other income (expense), net reflects a net increase in expense of $11.4 million, primarily due to a decrease in interest income from our investments and an increase in interest expense related to our convertible senior notes.

Income Tax Provision (Benefit)

	Three Months Ended April 30,
(In thousands)	2020	2019
Income tax provision (benefit)	$(1,669)	$3,233

Three Months Ended April 30, 2020 and 2019
The decrease in income tax provision (benefit) for the three months ended April 30, 2020 was primarily due to an increase in net loss before taxes resulting in less base erosion and anti-abuse taxes, the benefit of our operating loss used to offset Other comprehensive income under intraperiod tax allocation rules and current benefits recorded because of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Liquidity and Capital Resources

(In thousands)	April 30, 2020	January 31, 2020
Cash and cash equivalents	$922,507	$778,653
Investments, current	834,067	976,508
Investments, non-current	17,142	35,370

(In millions)

Our principal sources of liquidity are our cash and cash equivalents, investments and net accounts receivable. As of April 30, 2020, we had $1.77 billion of cash, cash equivalents and investments of which $115.9 million was held by foreign subsidiaries. We believe that these funds will be sufficient to meet our anticipated cash needs for at least the next 12 months. We intend to continue to focus our capital expenditures for the remainder of fiscal 2021 to support the growth in our operations, including acquisition-related activities.

Beginning in fiscal 2020, we shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time than it has been historically, and expect this to negatively impact operating cash flows through at least fiscal 2022.

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

Three Months Ended April 30, 2020 and 2019
Net cash provided by operating activities was $46.0 million for the three months ended April 30, 2020 compared to $35.0 million from the prior year. The increase in net cash provided by operating activities was primarily due to the following:

+ increase in accounts receivable collections
+ decrease in payments for prepaid expenses

The increase in net cash provided by operating activities was partially offset by an increase in payments for accrued expenses and other liabilities, and a reduction in deferred revenue.

Investing Activities

Three Months Ended April 30, 2020 and 2019
Net cash provided by investing activities was $147.0 million for the three months ended April 30, 2020 compared to net cash used in investing activities of $6.3 million from the prior year. The decrease in net cash used by investing activities was primarily related to the following:

+ decrease of $158.7 million in purchases of investments, net of maturities

Financing Activities

Three Months Ended April 30, 2020 and 2019
Net cash used in financing activities was $47.8 million for the three months ended April 30, 2020 compared to $68.6 million from the prior year. The decrease in net cash used in financing activities was primarily due to the following:

+ decrease of $19.8 million in taxes paid related to net share settlement of equity awards

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended January 31, 2020 except for those disclosed in Notes 3 and 4 of our accompanying Notes to Condensed Consolidated Financial Statements in Part 1, Item 1, “Financial Information” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three months ended April 30, 2020 and 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts as of April 30, 2020. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, refer to Note 1 in our accompanying Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk exposures as compared to the market risk exposures described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 26, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Historically we generated a majority of our revenues from perpetual license agreements, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. However, our revenue mix has shifted from sales of perpetual licenses to sales of term licenses and cloud subscriptions and we expect it will continue to shift in favor of cloud subscriptions as we transition to a predominantly subscription model. Generally, as we shifted our licensing model and invoicing practices and continue the shift to cloud subscriptions, we have seen and will continue to see longer periods over which we collect cash from customers, with a negative impact on our operating cash flows, moreover, as cloud services become a larger percentage of our sales, operating margins and the timing of our recognition of revenue will be impacted. To the extent the shift to cloud subscription agreements happens faster than we expect, our ability to predict our revenue and margins may be limited. For example, the recent increase in remote work as a result of the COVID-19 pandemic appears to have accelerated our customers’ shift to cloud subscriptions. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, tax and accounting implications, pricing, and our costs. In addition, we expect the metrics we use to gauge the status of our business model transition may continue to evolve over the course of the transition as significant trends emerge. If we do not successfully execute this transition, our business and future operating results could be adversely affected.

Our future operating results may fluctuate significantly and our operating results may not be a good indication of future performance.

Our revenues, operating margins, cash flows and other operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance. For example, we generally recognize term license revenues, in addition to perpetual license revenues, upfront and recognize revenues associated with our cloud services ratably over the term of the agreement. At the beginning of each period, we cannot predict the ratio of orders with revenues that will be recognized upfront and those with revenues that will be recognized ratably that we will enter into during the quarter, due to the fact that our customers have the ability to choose between a term license and cloud subscription agreement. In addition, the size of our licenses and orders varies greatly and can result in fluctuations in our revenues and operating results. A portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including agreements for our cloud services and maintenance and support agreements. Consequently, a decline in business from such ratably recognized agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods.

We may not be able to accurately predict our future revenues or results of operations. For example, although our shift to a predominantly subscription model generates recurring revenue and cash flows that are expected to be more predictable over time, we may not be able to accurately forecast our revenue, cash flows and other financial results in the near term due to a number of variables, including the timing of our collection of cash, increased annual invoicing, revenue mix, our customers’ rate of adoption of our cloud services model as compared to term licenses, contract durations, and the timing of revenue recognition. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are expected to be relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter.

In addition to other risk factors described elsewhere in this “Risk Factors” section, factors that may cause our financial results to fluctuate from quarter to quarter include:

•the impact of our business model transition on our revenue mix, which may impact our revenue, deferred revenue, cash collections, billings, remaining performance obligations, gross margins and operating income;

•the timing of our sales during the quarter, particularly because a large portion of our sales occur toward the end of the quarter, or the loss or delay of a few large transactions;

•changes in the mix of our revenues between term licenses and cloud subscriptions, as well as the duration;

•the mix of revenues attributable to larger transactions as opposed to smaller transactions and the impact that a few large transactions or a change in mix may have on our overall financial results as well as the overall average selling price (“ASP”) of our offerings;

•the renewal and usage rates of our customers;

•changes in the competitive dynamics of our market;

•changes in customers’ budgets and in the timing of their purchasing decisions and in the length of sales cycles;

•changes in our pricing models and practices or those of our competitors;

•changes to our invoicing practices;

•customers delaying purchasing decisions in anticipation of new offerings or software enhancements by us or our competitors or for other reasons;

•customer acceptance of and willingness to pay for new versions of our offerings or new solutions for specific product and end markets;

•our ability to successfully introduce and monetize new offerings and licensing and service models for our new offerings;

•network outages or actual or perceived security breaches or incidents;

•the availability and performance of our cloud services, including Splunk Cloud;

•our ability to control costs, including our operating expenses;

•changes in laws and regulations that impact our business;

•general economic and political conditions and uncertainty, both domestically and internationally, as well as economic and political conditions and uncertainty specifically affecting industries in which our customers participate, including impacts from the COVID-19 pandemic;

•the amount and timing of our stock-based compensation expenses;

•changes in accounting standards, particularly those related to revenue recognition and sales commissions;

•use of estimates, judgments and assumptions under current accounting standards;

•the timing of satisfying revenue recognition criteria;

•our ability to qualify and successfully compete for government contracts;

•the collectability of receivables from customers and resellers, which may be hindered or delayed, particularly as the COVID-19 pandemic continues; and

•the removal of metered license enforcement via our software, which could lead to customers delaying renewal or purchasing decisions.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and expect to continue to experience growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial systems and infrastructure. As of April 30, 2020, approximately 34% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture and values. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

To effectively manage growth, we must continue to improve our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•improving our key business applications, processes and IT infrastructure to support our business needs and appropriately documenting such systems and processes;

•enhancing information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other and our growing base of customers and partners; and

•enhancing our internal controls to ensure timely and accurate reporting of all of our operations and financial results.

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

The near and long-term impact of the global COVID-19 pandemic on our business, results of operations and cash flows remain uncertain.

In December 2019, COVID-19 was reported in China, in January 2020 the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. This contagious disease has continued to spread across the globe and is impacting worldwide economic activity and financial markets.

The COVID-19 pandemic has affected how we and our customers and partners are operating our businesses, and the duration and extent to which this will impact our business, results of operations and cash flows is uncertain. Customers in certain markets and industries that have been significantly affected by the COVID-19 pandemic have, and may in the future continue to, decrease or delay their information technology spending, purchase shorter term contracts or request payment concessions, any of which could result in decreased revenue and cash flows for us. We may experience customer losses, including due to bankruptcy or our customers ceasing operations, which may result in an inability to collect receivables from these customers. A decline in revenue or the collectability of our receivables would harm our business. In addition, the COVID-19 pandemic may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of local, state and federal government public health orders, travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, and continued uncertainty could potentially lead to an economic downturn, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations.

The nature and extent of the impact of the COVID-19 pandemic on our customers and our customers’ response to the COVID-19 pandemic is difficult to assess or predict, and we may be unable to accurately forecast our revenues or financial results or other performance metrics, especially given that the near and long term impact of the pandemic remains uncertain. Our actual results could be materially above or below our forecasts, which could disappoint analysts and investors and/or cause our stock price to decline.

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the disease to our employees, our customers, and the communities in which we operate, which could negatively impact our business. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, employee productivity, sales and marketing efforts, including as a result of travel restrictions, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations. Additionally, with so many of our employees now working remotely, we are at risk for cyber security-related breaches. We continue to take steps to monitor and enhance the security of our systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, IT infrastructure networks, and data upon which we rely.

It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, including the duration, spread, severity, and potential recurrence of a COVID-19 pandemic, which are highly uncertain and cannot be predicted. Furthermore, due to our shift to a predominantly subscription model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.

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

Although our offerings target the new and emerging market for software and cloud services that deliver real-time business insights from data, we compete against a variety of large cloud service providers and software vendors, as well as smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•large cloud service providers, as well as small, specialized vendors, that provide complementary and competitive solutions in enterprise data analytics, security offerings, log aggregation and management, data warehousing, orchestration, automation, incident response and big data technologies that may compete with our offerings;

•IT departments of potential customers which have undertaken custom software development efforts to analyze and manage their data;

•companies targeting the big data market by commercializing open source software, such as Elastic;

•security, systems management and other IT vendors, including BMC Software, IBM, Intel, Micro Focus, Microsoft and VMware;

•business intelligence vendors, analytics and visualization vendors, including IBM and Oracle;

•cloud monitoring and APM vendors, including Cisco AppDynamics, Datadog and New Relic; and

•public cloud providers, including Amazon (Amazon Web Service), Google (Google Cloud Platform) and Microsoft (Microsoft Azure).

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

Our new and existing offerings or product enhancements and changes to our existing offerings could fail to attain sufficient market acceptance for many reasons, including:

•our failure to predict market demand accurately in terms of product functionality and to supply offerings that meet this demand in a timely fashion;

•defects, errors or failures;

•negative publicity about their performance or effectiveness;

•delays in releasing to the market our new offerings or enhancements to our existing offerings to the market;

•introduction or anticipated introduction of competing products by our competitors;

•inability to scale and perform to meet customer demands;

•poor business conditions for our end-customers, causing them to delay IT purchases; and

•reluctance of customers to purchase products incorporating open source software.

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

We typically enter into term-based agreements for our licensed on-premises offerings, cloud services, and maintenance and support services, which customers have discretion to renew or terminate at the end of the initial term. In order for us to improve our operating results, it is important that new customers enter into renewable agreements, and our existing customers renew, upgrade and expand their term-based agreements when the initial contract term expires. Our customers have no obligation to renew, upgrade or expand their agreements with us after the terms have expired. Our customers’ renewal, upgrade and expansion rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of general economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. For example, the impact of the COVID-19 pandemic on the current economic environment has caused, and may in the future cause, customers to request concessions such as extended payment terms or better pricing or be unwilling to commit to long-term contracts. If our customers do not renew, upgrade or expand their agreements with us or renew on terms less favorable to us, our revenues may decline.

If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our cloud services, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, and we may incur significant liabilities.

Our offerings involve the storage and transmission of data, and security breaches and incidents could result in the loss of this information, litigation, indemnity obligations, fines, penalties and other liability. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or our customer’s data or to disrupt our ability to provide services. Because there are many different techniques used to obtain unauthorized access to systems and data, and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and incidents and proactively implement adequate preventative measures. Additionally, with so many of our employees now working remotely due to the COVID-19 pandemic, we may face an increased risk of attempted security breaches and incidents. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud services, our security measures or those of our third-party service providers could be breached or otherwise fail to prevent unauthorized access to or disclosure, modification, misuse, loss or destruction of such information. Computer malware, viruses, social engineering (phishing attacks), and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. In the first quarter of fiscal 2019, we took corrective action against an attacker who utilized compromised credentials to access and delete compute capacity in the Splunk Cloud environment. In addition, we do not directly control content that customers store in our offerings. If customers use our offerings for the transmission or storage of personal information or other sensitive types of information and our security measures are, or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

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

We employ multiple, unique and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise based on either the estimated daily data indexing capacity or compute resources our customers require. In addition, Splunk Cloud is generally priced based on either the volume of data indexed per day including a fixed amount of data storage, or purchased infrastructure and data storage our customers require, while Splunk Phantom and VictorOps are priced by the number of seats that use the products. We offer term licensing options for on-premises offerings and have some remaining perpetual licenses with existing customers, which each have different payment schedules, and depending on the mix of such licenses and cloud subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. As the amount of data within our customers’ organizations grows, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. We have introduced and expect to continue to introduce variations to our pricing models, including but not limited to, predictive pricing programs, infrastructure-based pricing, data ingestion pricing, “rapid adoption” packages and other pricing programs that provide broader usage and cost predictability as well as tiered pricing based on deployment models, data source types, compute and storage units and customer environments. Although we believe that these pricing models and variations to these models will drive net new customers and increase customer adoption, it is possible that they will not and may potentially cause customers to decline to purchase or renew licenses or confuse customers and reduce their lifetime value, which could negatively impact our revenue, business and financial results.

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

Our success and ability to compete depends, in part, on our ability to protect our trade secrets, trademarks, copyrights, patents, know-how, confidential information, proprietary methods and technologies and other intellectual property and proprietary rights, so that we can prevent others from using our inventions, proprietary information and property. We generally rely on patent, copyright, trade secret and trademark laws, and confidentiality or license agreements with our employees, consultants, vendors, customers, partners and others, and generally limit access to and distribution of our proprietary information, in order to protect our intellectual property rights and maintain our competitive position. However, we cannot guarantee that the steps we take to protect our intellectual property rights will be effective.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $1.87 billion at April 30, 2020. Because our products and offerings, as well as the market for these products and offerings, continues to evolve, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance particularly as our business model transitions. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, changes in our mix of revenues, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

Our continued growth depends in part on the ability of our existing and potential customers to use and access our cloud services or our website in order to download our on-premises software or encrypted access keys for our software within an acceptable amount of time. In addition, we rely heavily on hosted SaaS technologies from third parties in order to operate critical functions of our business, including enterprise resource planning services and customer relationship management services. We have experienced and may in the future experience, website and cloud service disruptions, storage failures, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website and services simultaneously, unauthorized access, denial of service, security or ransomware attacks. In some instances, we may not be able to identify the cause or causes of these website or service performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website and service performance, especially during peak usage times and as our offerings become more complex and our user traffic increases. If our website or cloud services are unavailable or if our users are unable to download our software or encrypted access keys within a reasonable amount of time or at all, we could suffer damage to our reputation with current and potential customers, be exposed to legal liability, and lose customers, all of which could negatively affect our business. We expect to continue to make significant investments to maintain and improve website and service performance and to enable rapid releases of new features and apps for our offerings. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

Our sales cycle is long and unpredictable, particularly with respect to large customers, and our sales efforts require considerable time and expense.

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. This variation is due to numerous factors, including in the expansion of our offerings and new pricing models, as well as the potential for different buying centers for the same offering. In addition, the introduction of Splunk Cloud has generated interest from our customers who are also considering purchasing and deploying Splunk Enterprise on-premises. In some cases, our customers may wish to consider a combination of these offerings, potentially further slowing our sales cycle. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, an existing customer will convert from a perpetual license to term license or to cloud services, we will make a sale with a potential customer, or a user of a trial version of one of our offerings will upgrade to the paid version of that offering. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenues from that transaction are delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term (subject to rising fixed costs in the longer term as discussed above), our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline.

Our international sales and operations subject us to additional risks and challenges that can adversely affect our business operations and financial results.

During the three months ended April 30, 2020, we derived approximately 35% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

Our international operations subject us to a variety of risks and challenges, including:

•increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•reliance on partners, which may have different incentives or may sell competing products, as well as different approaches with respect to compliance with laws and regulations, business practices and other day-to-day activities;

•longer payment cycles and difficulties in collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;

•increased financial accounting and reporting burdens and complexities;

•general economic conditions in each country or region;

•political uncertainty around the world;

•compliance with multiple and changing foreign laws and regulations, including those governing employment, tax, privacy and data protection, data transfer and the risks and costs of non-compliance with such laws and regulations;

•compliance with laws and regulations for foreign operations, including the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our offerings in certain foreign markets, and the risks and costs of non-compliance, including as a result of any changes in trade relations, sanctioned parties or other restrictions;

•heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;

•fluctuations in currency exchange rates and the related effect on our financial results;

•difficulties in repatriating or transferring funds from, or converting currencies in, certain countries;

•the need for localized software and licensing programs;

•reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property and contract rights abroad; and

•natural disasters, diseases and pandemics, such as COVID-19, that may disproportionately affect areas in which we do business.

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

In addition to our direct sales force, we use partners, such as distributors and resellers, to license, provide professional services and support our offerings. Historically, we have relied on a limited number of such partners for a substantial portion of our total sales, particularly in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions, and for sales to government agencies. For example, sales through our top two partners represented 43% of our revenue in the three months ended April 30, 2020. We expect that sales through partners in all regions will continue to grow as a portion of our revenues for the foreseeable future. As changes in our partner strategy are implemented, including potentially emphasizing partner-sourced transactions, results from sales through our partners may be adversely affected.

Our agreements with our partners are generally non-exclusive, meaning our partners may offer customers the products of several different companies, including products that compete with ours. If our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our offerings may be adversely affected. Our partners may cease marketing our offerings with limited or no notice and with little or no penalty. The loss of a substantial number of our partners or any of our key partners, our possible inability to replace them, or the failure to recruit additional partners could materially and adversely affect our results of operations and could have an impact on the growth rate of our revenue as we work to obtain new partners or replacement relationships. In addition, sales by partners are more likely than direct sales to involve collectability and compliance concerns, in particular sales by our partners in developing markets, and accordingly, variations in the mix between revenues attributable to sales by partners and revenues attributable to direct sales may result in fluctuations in our operating results.

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

•restrictions in the award of personal security clearances to our employees;

•ability to adapt to public sector budgetary cycles and funding authorizations, with funding reductions or delays having an adverse impact on public sector demand for our products;

•changes in government programs or applicable requirements;

•changes in government sanctions programs and related policies;

•the adoption of new laws or regulations or changes to existing laws or regulations;

•noncompliance with laws, contract provisions or government procurement or other applicable regulations, or the perception that any such noncompliance has occurred or is likely;

•ability to maintain the facility clearance required to perform on classified contracts for U.S. federal government agencies, or to maintain security clearances for our employees;

•changes to government certification requirements;

•ability to achieve or maintain one or more government certifications, including our existing FedRAMP certification;

•an extended government shutdown or other potential delays or changes in the government appropriations or other funding authorization processes;

•changes in the duration of our contracts with government customers; and

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

Prolonged economic uncertainties or downturns could adversely affect our business operations or financial results. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster, outbreaks of pandemic diseases such as COVID-19, political unrest and social strife, armed conflicts and an act of terrorism on the United States, Europe, Asia Pacific or elsewhere, have caused and could continue to cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

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

We have a significant number of customers in the business services, energy, financial services, healthcare and pharmaceuticals, technology, manufacturing, media and entertainment, online services, retail, telecommunications and travel and transportation industries. A substantial downturn in any of these industries may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. For example, the impact of the COVID-19 pandemic on the current economic environment has caused, and may in the future cause, such customers to request concessions including extended payment terms or better pricing. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings.

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

Our offerings enable third-party software developers to build apps on top of our platform. We operate a community website, Splunkbase, for sharing these third-party apps, including add-ons and extensions. While we expect Splunkbase to support our sales and marketing efforts, it also presents certain risks to our business, including:

•third-party developers may not continue developing or supporting the software apps that they share on Splunkbase;

•we cannot guarantee that if and as we change the architecture of our products and services, third-party developers will evolve their existing software apps to be compatible or that they will participate in the creation of new apps utilizing the new architecture;

•we cannot provide any assurance that these apps meet the same quality and security standards that we apply to our own development efforts, and, to the extent they contain bugs, defects or security vulnerabilities, they may create disruptions in our customers’ use of our offerings or negatively affect our brand;

•we do not currently provide support for software apps developed by third-party software developers, and users may be left without support and potentially disappointed by their experience of using our offerings if the third-party software developers do not provide appropriate support for these apps;

•these third-party software developers may not possess the appropriate intellectual property rights to develop and share their apps or otherwise may not have assessed legal and compliance risks related to distributing their apps;

•some of these apps are hosted in external sites for a fee and are not controlled or reviewed by us, which may lead to a negative experience by customers that may impact our reputation; and

•some of these developers may use the insight they gain using our offerings and from documentation publicly available on our website to develop competing products.

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

Data privacy and security have become significant issues in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain types of information. For example, on January 1, 2020, the California Consumer Privacy Act (“CCPA”), which requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, became operative. The CCPA is the subject of proposed regulations issued by the California Attorney General that have yet to be finalized. Aspects of the CCPA and its interpretation remain unclear. We cannot yet fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

From time to time, we may choose to expand by making acquisitions that could be material to our business, results of operations, financial condition and cash flows. For example, we recently acquired SignalFx, Inc., a privately held SaaS provider of real-time monitoring and metrics for cloud infrastructure, microservices and applications, Omnition, which develops a platform for distributed tracing and application monitoring and Streamlio, Inc., which specializes in the design and operation of streaming data solutions. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

•an acquisition may negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•potential goodwill impairment charges related to acquisitions;

•costs and potential difficulties associated with the requirement to test and assimilate the internal control processes of the acquired business;

•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, infrastructure, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us or if we are unable to retain key personnel;

•we may not realize the expected benefits of the acquisition;

•an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;

•the potential impact on relationships with existing customers, vendors and distributors as business partners as a result of acquiring another company or business that competes with or otherwise is incompatible with those existing relationships;

•the potential that our due diligence of the acquired company or business does not identify significant problems or liabilities, or that we underestimate the costs and effects of identified liabilities;

•exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to claims from former employees, customers or other third parties, which may differ from or be more significant than the risks our business faces;

•we may encounter difficulties in, or may be unable to, successfully sell any acquired products;

•an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•an acquisition may require us to comply with additional laws and regulations, or to engage in substantial remediation efforts to cause the acquired company to comply with applicable laws or regulations, or result in liabilities resulting from the acquired company’s failure to comply with applicable laws or regulations;

•our use of cash to pay for an acquisition would limit other potential uses for our cash;

•if we incur debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants; and

•to the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

The occurrence of any of these risks could have a material adverse effect on our business operations and financial results.

Natural disasters and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, pandemics such as the COVID-19 pandemic, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, geopolitical instability, war, the effects of climate change (such as drought, wildfires, increased storm severity and sea level rise) and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. The majority of our research and development activities, corporate offices, and other critical business operations are located near major seismic faults in California. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a major natural disaster or catastrophic event.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our offerings, improve our operating infrastructure or acquire complementary businesses and technologies. We recently lowered our cash flow guidance due to the effect of our transition to a renewable business model. If the assumptions underlying our cash flow guidance are incorrect, for example, due to the unknown impacts of the COVID-19 pandemic or a more rapid transition in our business model than we expect, our business may not continue to generate cash flow from operations in the future sufficient to make planned capital expenditures. Accordingly, we have engaged in, and may need to engage in the future, in equity, equity-linked or debt financings to secure additional funds. The significant disruption of global financial markets due to the COVID-19 pandemic could reduce our ability to access capital, which could negatively affect our ability to secure these additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For example, if we elect to settle our conversion obligation under the Notes (as defined below) in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, or otherwise reduce operational flexibility. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the United States Internal Revenue Code of 1986 (the “Code”), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. Additionally, a certain amount of our prior year NOLs could expire or otherwise be unavailable to offset future income tax liabilities as a result of changes in the law or other reasons. As a result of the foregoing, we may not be able to utilize a portion of these NOLs reflected on our balance sheet, even if we attain profitability.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (collectively, the “Notes”) that we issued in September 2018, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We recently lowered our cash flow guidance due to the effect of our transition to a renewable business model. If the assumptions underlying our cash flow guidance are incorrect, for example, due to the unknown impacts of the COVID-19 pandemic, our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.

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

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity in our consolidated balance sheet at issuance, and the value of the equity component is treated as a discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their respective face amounts over their respective terms. We report larger net losses or lower net income in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method for earnings per share purposes, the effect of which is that the shares issuable upon conversion of a series of Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such series of Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.

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

The trading prices of the securities of technology companies have been highly volatile. The market price of our common stock has fluctuated significantly and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•actual or anticipated fluctuations in our financial results;

•the financial projections we provide to the public, any changes in these projections or our failure to meet or exceed these projections;

•the impact of our shift to a predominantly subscription model, as well as increased annual invoicing and decreased multi-year upfront invoicing, which may impact our revenue, deferred revenue, cash collections, billings, remaining performance obligations, gross margin and operating income;

•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•ratings changes by any securities analysts who follow our company;

•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•price and volume fluctuations in certain categories of companies or the overall stock market, including as a result of trends in the global economy;

•public health crises, such as the COVID-19 pandemic, and related measures by private industry and governments to protect the public health;

•general economic and political conditions and uncertainty, both domestically and internationally, as well as economic and political conditions and uncertainty specifically affecting industries in which our customers participate, including impacts from the COVID-19 pandemic;

•any major change in our board of directors or management;

•lawsuits threatened or filed against us;

•actual or perceived security breaches or incidents; and

•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights and preferences determined by our board of directors;

•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•specify that special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, or our Chief Executive Officer;

•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving three-year staggered terms;

•prohibit cumulative voting in the election of directors;

•provide that our directors may be removed only for cause;

•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•require the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation.

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

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT
INDEX

Exhibit Number	Description

10.1#	Amendment to Employment Offer Letter between the Registrant and Doug Merritt, dated as of May 7, 2020.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 1, 2020

SPLUNK INC.

	By:	/s/ Jason Child
Jason Child
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)