Form 10-Q
period 2020-07-31
SPLUNK INC
filed 2020-09-03
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2020

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

There were 160,393,964 shares of the Registrant’s Common Stock issued and outstanding as of August 28, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	July 31, 2020	January 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,467,895	$778,653
Investments, current	588,773	976,508
Accounts receivable, net	793,081	838,743
Prepaid expenses and other current assets	118,047	129,839
Deferred commissions, current	112,598	99,072
Total current assets	3,080,394	2,822,815
Investments, non-current	17,653	35,370
Accounts receivable, non-current	330,335	468,934
Operating lease right-of-use assets	388,931	267,086
Property and equipment, net	183,829	156,928
Intangible assets, net	209,124	238,415
Goodwill	1,292,840	1,292,840
Deferred commissions, non-current	74,498	88,990
Other assets	68,888	68,093
Total assets	$5,646,492	$5,439,471
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$40,804	$18,938
Accrued compensation	224,721	286,159
Accrued expenses and other liabilities	207,548	177,822
Deferred revenue, current	760,594	829,377
Total current liabilities	1,233,667	1,312,296
Convertible senior notes, net	2,248,396	1,714,630
Operating lease liabilities	349,751	235,631
Deferred revenue, non-current	143,308	176,832
Other liabilities, non-current	1,889	653
Total non-current liabilities	2,743,344	2,127,746
Total liabilities	3,977,011	3,440,042
Commitments and contingencies (Note 3 and 4)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 160,387,959 shares issued and outstanding at July 31, 2020, and 157,787,548 shares issued and outstanding at January 31, 2020	160	157
Accumulated other comprehensive loss	(4,730)	(5,312)
Additional paid-in capital	3,802,423	3,566,055
Accumulated deficit	(2,128,372)	(1,561,471)
Total stockholders’ equity	1,669,481	1,999,429
Total liabilities and stockholders’ equity	$5,646,492	$5,439,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share amounts)	2020	2019	2020	2019
Revenues
License	$176,814	$279,279	$325,199	$482,141
Cloud services	125,870	70,451	238,022	132,506
Maintenance and services	188,974	166,828	362,514	326,761
Total revenues	491,658	516,558	925,735	941,408
Cost of revenues (1)
License	5,474	5,936	11,540	11,618
Cloud services	59,728	35,155	113,218	67,481
Maintenance and services	66,850	57,217	135,911	115,032
Total cost of revenues	132,052	98,308	260,669	194,131
Gross profit	359,606	418,250	665,066	747,277
Operating expenses (1)
Research and development	197,297	134,110	389,421	263,400
Sales and marketing	323,687	298,773	642,911	577,734
General and administrative	78,081	72,264	160,805	138,026
Total operating expenses	599,065	505,147	1,193,137	979,160
Operating loss	(239,459)	(86,897)	(528,071)	(231,883)
Interest and other income (expense), net
Interest income	3,581	16,415	10,056	32,761
Interest expense	(30,148)	(24,104)	(54,585)	(47,121)
Other income (expense), net	5,917	(654)	5,243	(1,193)
Total interest and other income (expense), net	(20,650)	(8,343)	(39,286)	(15,553)
Loss before income taxes	(260,109)	(95,240)	(567,357)	(247,436)
Income tax provision (benefit)	1,213	5,632	(456)	8,865
Net loss	$(261,322)	$(100,872)	$(566,901)	$(256,301)

Basic and diluted net loss per share	$(1.64)	$(0.67)	$(3.58)	$(1.71)

Weighted-average shares used in computing basic and diluted net loss per share	158,952	150,306	158,241	149,723
 _________________________
(1) Amounts include stock-based compensation expense, as follows:

Cost of revenues	$13,992	$10,459	$27,194	$21,284
Research and development	66,284	40,451	134,853	81,719
Sales and marketing	50,741	49,007	107,215	99,275
General and administrative	23,856	23,096	44,429	43,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2020	2019	2020	2019
Net loss	$(261,322)	$(100,872)	$(566,901)	$(256,301)
Other comprehensive income (loss)
Net unrealized gain (loss) on investments (net of tax)	(1,999)	710	686	1,042
Foreign currency translation adjustments	(783)	(1,029)	(104)	(2,020)
Total other comprehensive income (loss)	(2,782)	(319)	582	(978)
Comprehensive loss	$(264,104)	$(101,191)	$(566,319)	$(257,279)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended July 31,
(In thousands)	2020	2019
Cash flows from operating activities
Net loss	$(566,901)	$(256,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,685	27,141
Amortization of deferred commissions	61,120	53,882
Amortization of investment premiums (accretion of discounts), net	(944)	(5,645)
Amortization of debt discount and issuance costs	44,738	39,095
Gain on extinguishment of convertible senior notes	(6,952)	—
Repurchase of convertible senior notes attributable to the accreted interest related to debt discount	(22,149)	—
Non-cash operating lease costs	15,759	5,407
Stock-based compensation	313,691	246,076
Disposal of property and equipment	981	—
Deferred income taxes	(644)	(184)
Changes in operating assets and liabilities:
Accounts receivable, net	184,261	60,750
Prepaid expenses and other assets	12,493	(109,040)
Deferred commissions	(60,154)	(53,214)
Accounts payable	22,963	5,316
Accrued compensation	(61,378)	(46,215)
Accrued expenses and other liabilities	(1,294)	10,679
Deferred revenue	(102,307)	(71,689)
Net cash used in operating activities	(124,032)	(93,942)
Cash flows from investing activities
Purchases of investments	(87,135)	(539,723)
Maturities of investments	497,725	541,595
Purchases of property and equipment	(25,816)	(26,434)
Capitalized software development costs	(7,133)	—
Other investment activities	(2,886)	(1,250)
Net cash provided by (used in) investing activities	374,755	(25,812)
Cash flows from financing activities
Proceeds from the exercise of stock options	2,671	556
Proceeds from employee stock purchase plan	44,214	34,482
Proceeds from the issuance of convertible senior notes, net of issuance costs	1,246,544	—
Purchase of capped calls	(137,379)	—
Partial repurchase of convertible senior notes	(668,929)	—
Taxes paid related to net share settlement of equity awards	(49,228)	(117,693)
Net cash provided by (used in) financing activities	437,893	(82,655)
Effect of exchange rate changes on cash and cash equivalents	626	(1,751)
Net increase (decrease) in cash and cash equivalents	689,242	(204,160)
Cash and cash equivalents at beginning of period	778,653	1,876,165
Cash and cash equivalents at end of period	$1,467,895	$1,672,005

Supplemental disclosures
Cash paid for income taxes	$6,267	$15,249
Cash paid for interest	8,557	7,747
Non-cash investing activities
Increase (decrease) in accrued purchases of property and equipment	5,169	(274)
Vesting of early exercised options	117	—
Costs related to issuance of convertible senior notes included in accrued expenses and other liabilities	1,053	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2020	2019	2020	2019
Common stock
Balance, beginning of period	$158	$150	$157	$149
Vesting of restricted stock units	1	1	2	2
Issuance of common stock upon ESPP purchase	1	—	1	—
Balance, end of period	$160	$151	$160	$151
Additional paid-in capital
Balance, beginning of period	$3,678,895	$2,809,273	$3,566,055	$2,754,858
Stock-based compensation	154,873	123,013	313,691	246,076
Capitalized software development costs	2,074	—	3,850	—
Issuance of common stock upon exercise of options	1,252	195	2,670	554
Vesting of early exercised options	61	—	117	—
Taxes paid related to net share settlement of equity awards	—	(48,686)	(49,228)	(117,693)
Issuance of common stock upon ESPP purchase	44,214	34,482	44,214	34,482
Equity component of convertible senior notes, net	342,062	—	342,062	—
Purchase of capped calls	(137,379)	—	(137,379)	—
Partial repurchase of convertible senior notes	(283,629)	—	(283,629)	—
Balance, end of period	$3,802,423	$2,918,277	$3,802,423	$2,918,277
Accumulated other comprehensive loss
Balance, beginning of period	$(1,948)	$(3,165)	$(5,312)	$(2,506)
Unrealized gain (loss) from investments (net of tax)	(1,999)	710	686	1,042
Net change in cumulative translation adjustments	(783)	(1,029)	(104)	(2,020)
Balance, end of period	$(4,730)	$(3,484)	$(4,730)	$(3,484)
Accumulated deficit
Balance, beginning of period	$(1,867,050)	$(1,380,232)	$(1,561,471)	$(1,232,044)
Cumulative-effect adjustment from adoption of ASU 2016-02	—	—	—	7,241
Net loss	(261,322)	(100,872)	(566,901)	(256,301)
Balance, end of period	$(2,128,372)	$(1,481,104)	$(2,128,372)	$(1,481,104)

Total stockholders’ equity	$1,669,481	$1,433,840	$1,669,481	$1,433,840

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of January 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 26, 2020.

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

COVID-19

The worldwide spread of COVID-19 has created significant global economic uncertainty and resulted in a global slowdown of economic activity which has decreased demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and general business operations for an unknown period of time until the disease is contained. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain, and as of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or adjust the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our condensed consolidated financial statements.

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

Foreign Currency

The functional currency of our foreign subsidiaries is their respective local currency, with the exception of our United Kingdom and Singapore subsidiaries, for which the functional currency is the U.S. dollar. Translation adjustments arising from the use of differing exchange rates from period to period are included in “Accumulated other comprehensive income (loss)” within the condensed consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses are included in “Other income (expense), net.” All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

Recently Issued Accounting Pronouncements

Standard	Description	Effective Date	Effect on the Condensed Consolidated Financial Statements (or Other Significant Matters)
ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815 - 40)	This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity, which reduces the number of accounting models for convertible debt instruments and convertible preferred stock. This ASU also amends the related EPS guidance for both Subtopics and is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP.	First quarter of fiscal 2023. Early adoption is permitted beginning in fiscal 2022.	We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes	The amendments in this ASU simplify the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance to improve consistent application. Most amendments within this standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.	First quarter of fiscal 2022.	We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

(2) Investments and Fair Value Measurements

The carrying amounts of certain of our financial instruments including cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities.

Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	July 31, 2020				January 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$562,134	$—	$—	$562,134	$138,999	$—	$—	$138,999
U.S. treasury securities	—	532,920	—	532,920	—	875,180	—	875,180
Corporate bonds	—	55,853	—	55,853	—	124,972	—	124,972
Commercial paper	—	—	—	—	—	4,994	—	4,994
Other	—	—	2,000	2,000	—	—	2,000	2,000
Reported as:
Assets:
Cash and cash equivalents				$562,134				$147,034
Investments, current				588,773				976,508
Investments, non-current				2,000				22,603
Total				$1,152,907				$1,146,145

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

We invest in U.S. treasury securities, corporate bonds and commercial paper, which we have classified as available-for-sale investments. The following table presents our available-for-sale investments as of July 31, 2020:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$530,843	$2,077	$—	$532,920
Corporate bonds	55,383	470	—	55,853
Total available-for-sale investments	$586,226	$2,547	$—	$588,773

The following table presents our available-for-sale investments as of January 31, 2020:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$8,035	$—	$—	$8,035
Investments, current:
U.S. treasury securities	866,578	590	(23)	867,145
Corporate bonds	103,848	521	—	104,369
Commercial paper	4,991	3	—	4,994
Investments, non-current:
Corporate bonds	20,444	159	—	20,603
Total available-for-sale investments	$1,003,896	$1,273	$(23)	$1,005,146

The following table presents the fair values and unrealized losses of our available-for-sale investments classified by length of time that the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
January 31, 2020
U.S. treasury securities	$129,149	$(23)	$—	$—	$129,149	$(23)
Corporate bonds	7,504	—	—	—	7,504	—
Total	$136,653	$(23)	$—	$—	$136,653	$(23)

As of July 31, 2020, we did not have any available-for-sale investments in an unrealized loss position.

The contractual maturities of our investments are as follows:

(In thousands)	July 31, 2020
Due within one year	$588,773
Total	$588,773

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

Equity Investments

Our equity investments are included in “Investments, non-current” on our condensed consolidated balance sheets. The following table provides a summary of our equity investments:

(In thousands)	July 31, 2020	January 31, 2020
Equity investments without readily determinable fair values	$12,744	$10,744
Equity investments under the equity method of accounting	2,909	2,023
Total	$15,653	$12,767

As of July 31, 2020 and January 31, 2020, we did not consider any of our investments to be impaired.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts as of July 31, 2020. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4) Leases

We have operating leases for office space, used for our business operations and sales support, and data centers, used primarily for product development.

Operating lease costs were $20.6 million and $38.4 million, excluding variable lease costs of $4.7 million and $7.3 million for the three and six months ended July 31, 2020, respectively. Operating lease costs also exclude short-term leases and sublease income which were immaterial for the three and six months ended July 31, 2020. Operating lease costs were $11.1 million and $22.4 million, excluding short-term leases, variable lease costs and sublease income, which were immaterial, for the three and six months ended July 31, 2019, respectively.

Our lease term and the discount rate related to our operating lease right-of-use assets and related lease liabilities were as follows:

July 31, 2020
Weighted-average remaining lease term (in years)	8.69
Weighted-average discount rate	5.98%

As of July 31, 2020, the maturity of lease liabilities under our non-cancelable operating leases were as follows:

Fiscal Period (In thousands)	Future Payments
Remaining fiscal 2021	$30,848
Fiscal 2022	73,298
Fiscal 2023	66,555
Fiscal 2024	55,470
Fiscal 2025	48,999
Thereafter	270,837
Total lease payments	546,007
Less imputed interest	(127,976)
Total current and non-current operating lease liabilities (1)	$418,031
_________________________
(1) The current portion of our operating lease liabilities is included in “Accrued expenses and other liabilities” on our condensed consolidated balance sheets.

As of July 31, 2020, we have entered into a lease, primarily for office space that has not yet commenced, with future lease payments of $8.3 million that are not reflected in the above. This lease will commence in fiscal 2022 with a non-cancelable lease term of 11 years.

Supplemental Disclosures

	Six Months Ended July 31,
(In thousands)	2020	2019
Cash paid for operating lease liabilities	$21,235	$19,253
Operating lease liabilities arising from obtaining right-of-use assets	148,007	31,238

(5) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

(In thousands)	July 31, 2020	January 31, 2020
Computer equipment and software	$107,845	$109,892
Furniture and fixtures	32,112	28,568
Leasehold and building improvements (1)	176,615	141,965
Property and equipment, gross	316,572	280,425
Less: accumulated depreciation and amortization	(132,743)	(123,497)
Property and equipment, net	$183,829	$156,928
_________________________
(1) Includes costs related to assets not yet placed into service of $29.0 million and $46.5 million, as of July 31, 2020 and January 31, 2020, respectively.

Depreciation and amortization expense of Property and equipment, net was $7.7 million and $6.6 million for the three months ended July 31, 2020 and 2019, respectively, and $13.5 million and $12.9 million for the six months ended July 31, 2020 and 2019, respectively.

Geographic Information

The following table presents our long-lived assets, which consist of property and equipment, net of depreciation and amortization, and operating lease right-of-use assets by geographic region:

(In thousands)	July 31, 2020	January 31, 2020
United States	$502,990	$362,586
International	69,770	61,428
Total long-lived assets	$572,760	$424,014

Other than the United States, no country represented 10% or more of our total long-lived assets as of July 31, 2020 or January 31, 2020.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (in months)
Developed technology	$108,800	84
Customer relationships	60,900	60
Other acquired intangible assets	4,000	36
Total intangible assets acquired	$173,700

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (in months)
Developed technology	$8,000	60
Total intangible assets acquired	$8,000

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (in months)
Developed technology	$3,600	36
Total intangible assets acquired	$3,600

Goodwill

There were no impairments to goodwill during the six months ended July 31, 2020 or during prior periods.

Intangible Assets

Intangible assets subject to amortization realized from acquisitions as of July 31, 2020 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$252,530	$(107,712)	$144,818	65
Customer relationships	81,810	(20,403)	61,407	47
Other acquired intangible assets	7,270	(4,371)	2,899	26
Total intangible assets subject to amortization	$341,610	$(132,486)	$209,124

Intangible assets subject to amortization realized from acquisitions as of January 31, 2020 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$252,530	$(87,112)	$165,418	68
Customer relationships	81,810	(12,403)	69,407	53
Other acquired intangible assets	7,270	(3,680)	3,590	32
Total intangible assets subject to amortization	$341,610	$(103,195)	$238,415

Amortization expense from acquired intangible assets was $14.6 million and $7.1 million for the three months ended July 31, 2020 and 2019, respectively, and $29.3 million and $14.2 million for the six months ended July 31, 2020 and 2019, respectively.

The expected future amortization expense for acquired intangible assets as of July 31, 2020 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Remaining fiscal 2021	$26,415
Fiscal 2022	45,567
Fiscal 2023	41,525
Fiscal 2024	37,015
Fiscal 2025	31,182
Thereafter	27,420
Total amortization expense	$209,124

(7) Convertible Senior Notes

Convertible Senior Notes Due 2027

On June 5, 2020, we issued $1.27 billion aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (the “2027 Notes”), including the exercise in full by the initial purchasers of the 2027 Notes of their option to purchase an additional $165.0 million principal amount of 2027 Notes. The 2027 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2027 Notes was $1.25 billion, net of initial purchaser discounts and other issuance costs.

The 2027 Notes will mature on June 15, 2027, unless earlier redeemed, repurchased or converted. The 2027 Notes will bear interest from June 5, 2020 at a rate of 1.125% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020.

The initial conversion rate for the 2027 Notes is 3.9164 shares of our common stock per $1,000 principal amount of the 2027 Notes, which is equivalent to an initial conversion price of approximately $255.34 per share of our common stock, subject to adjustment upon the occurrence of certain specified events. The initial conversion price of the 2027 Notes represents a premium of approximately 35.0% to the volume weighted average price of our common stock on the Nasdaq Global Select Market of approximately $189.14 per share on June 2, 2020, which was the date the pricing of the 2027 Notes was determined.

Convertible Senior Notes Due 2023 and 2025

In September 2018, we issued $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 (the “2023 Notes”), including the exercise in full by the initial purchasers of the 2023 Notes of their option to purchase an additional $165.0 million principal amount of 2023 Notes, and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (the “2025 Notes”), including the exercise in full by the initial purchasers of the 2025 Notes of their option to purchase an additional $112.5 million principal amount of 2025 Notes. The 2023 Notes and the 2025 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2023 Notes and the 2025 Notes was $2.11 billion, net of initial purchaser discounts and other issuance costs.

The 2023 Notes will mature on September 15, 2023, and the 2025 Notes will mature on September 15, 2025, in each case unless earlier redeemed, repurchased or converted. The 2023 Notes bear interest from September 21, 2018 at a rate of 0.50% per year and the 2025 Notes bear interest from September 21, 2018 at a rate of 1.125% per year, in each case payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019.

The initial conversion rate for each of the 2023 Notes and 2025 Notes is 6.7433 shares of our common stock per $1,000 principal amount of each of the 2023 Notes and 2025 Notes, which is equivalent to an initial conversion price of approximately $148.30 per share of our common stock, subject to adjustment upon the occurrence of certain specified events. The initial conversion price of each of the 2023 Notes and 2025 Notes represents a premium of approximately 27.5% to the $116.31 per share closing price of our common stock on September 18, 2018, which was the date the pricing of the 2023 Notes and the 2025 Notes was determined.

Other Terms of the Notes

The 2023 Notes, 2025 Notes and 2027 Notes (together the “Notes”) will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2023, June 15, 2025 and December 15, 2026 for the 2023 Notes, 2025 Notes and 2027 Notes, respectively, only under the following circumstances:

•during any fiscal quarter commencing after the fiscal quarter ending on January 31, 2019 (and only during such fiscal quarter) for the 2023 Notes and the 2025 Notes and October 31, 2020 (and only during such fiscal quarter) for the 2027 Notes, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the relevant series of Notes on each applicable trading day;

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

On or after June 15, 2023, June 15, 2025 and December 15, 2026 for the 2023 Notes, 2025 Notes and 2027 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, holders of the relevant series of Notes may convert all or any portion of their Notes of such series, in multiples of $1,000 principal amount, regardless of the foregoing circumstances.

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture. Upon any conversion of the Notes of a series, it is our current intent to settle the first $1,000 of conversion value of each $1,000 principal amount of such Notes in cash and the remaining conversion value, if any, in shares of common stock. If we undergo a fundamental change (as defined in the applicable indenture governing the relevant series of Notes), holders may require us to repurchase for cash all or any portion of their Notes of the relevant series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the relevant maturity date of a series of Notes or if we deliver a notice of redemption in respect of a series of Notes, we will, in certain circumstances, increase the conversion rate of the relevant series of Notes for a holder of such series who elects to convert its Notes of the applicable series in connection with such corporate event or notice of redemption, as the case may be.

During the three months ended July 31, 2020, the conditional conversion feature of each of the 2023 Notes and 2025 Notes was triggered as the last reported sale price of our common stock was greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on July 31, 2020 (the last trading day of the fiscal quarter) and therefore each of the 2023 Notes and the 2025 Notes are currently convertible, in whole or in part, at the option of the holders of each series between August 1, 2020 and October 31, 2020. Whether the 2023 Notes and the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since we have the election of settling any conversions of the 2023 Notes and 2025 Notes in cash, shares of our common stock, or a combination of both, we continued to classify the liability component of each of the 2023 Notes and 2025 Notes as long-term debt on our condensed consolidated balance sheet as of July 31, 2020. During the three months ended July 31, 2020, the conditions allowing holders of the 2027 Notes to convert were not met. The 2027 Notes were therefore not convertible during the three months ended July 31, 2020 and were classified as long-term debt on our condensed consolidated balance sheets.

We may not redeem the 2023 Notes, 2025 Notes and 2027 Notes prior to September 20, 2021, September 20, 2022 and June 20, 2024, respectively. We may redeem for cash all or any portion of the 2023 Notes, 2025 Notes and 2027 Notes, at our option, on or after September 20, 2021, September 20, 2022, and June 20, 2024, respectively, in each case if the last reported sale price of our common stock has been at least 130% of the conversion price for the relevant series of Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the relevant series of Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the relevant redemption date.

Accounting for the Notes

In accounting for the issuance of the Notes, we separated each series of the Notes into their respective liability and equity components. The carrying amounts of the liability components of the respective Notes were calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amounts of the equity components, representing the conversion option, were determined by deducting the fair value of the liability components from the par value of the respective Notes. This difference represents the debt discount that is amortized to interest expense over the respective terms of the relevant series of Notes using the effective interest rate method. The carrying amounts of the equity components representing the conversion options were $266.9 million, $237.2 million and $347.4 million for the 2023 Notes, the

2025 Notes and the 2027 Notes, respectively, which are recorded in additional paid-in capital and are not remeasured as long as they continue to meet the conditions for equity classification.

In accounting for the issuance costs related to the Notes, which includes initial purchaser discounts, we allocated the total amount incurred for the relevant series of the Notes to the liability and equity components based on the proportion of the proceeds allocated to the debt and equity components for that series. Issuance costs attributable to the liability component of the 2023 Notes, the 2025 Notes and the 2027 Notes were $10.4 million, $6.5 million and $14.2 million, respectively. The issuance costs allocated to the liability component are amortized to interest expense over the contractual terms of the 2023 Notes, the 2025 Notes and the 2027 Notes at an effective interest rate of 5.65%, 6.22% and 6.26%, respectively. Issuance costs attributable to the equity component of the 2023 Notes, the 2025 Notes and the 2027 Notes were $2.8 million, $2.5 million and $5.4 million, respectively, and are netted against the equity components representing the conversion option in additional paid-in capital.

The net carrying amounts of the liability component for each series of Notes as of July 31, 2020 were as follows:

(In thousands)	2023 Notes (1)	2025 Notes	2027 Notes
Liability component:
Principal amount	$776,661	$862,500	$1,265,000
Unamortized discount	(107,910)	(183,507)	(341,190)
Unamortized issuance costs	(4,211)	(5,050)	(13,897)
Net carrying amount	$664,540	$673,943	$909,913
_________________________
(1) Reflects the impact of the 2023 Notes Partial Repurchase on June 5, 2020, as discussed below.

The following tables sets forth the interest expense related to each series of Notes:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2020	2019	2020	2019
2023 Notes:
Coupon interest expense	$1,174	$1,581	$2,755	$3,162
Amortization of debt discount (conversion option)	9,604	12,218	22,022	23,813
Amortization of debt issuance costs	375	477	860	930
Total interest expense related to the 2023 Notes	$11,153	$14,276	$25,637	$27,905

2025 Notes:
Coupon interest expense	$2,426	$2,426	$4,852	$4,852
Amortization of debt discount (conversion option)	7,649	7,197	14,961	13,968
Amortization of debt issuance costs	210	198	411	384
Total interest expense related to the 2025 Notes	$10,285	$9,821	$20,224	$19,204

				Three and Six Months Ended
				July 31, 2020
2027 Notes:
Coupon interest expense				$2,174
Amortization of debt discount (conversion option)				6,230
Amortization of debt issuance costs				254
Total interest expense related to the 2027 Notes				$8,658

As of July 31, 2020, the total estimated fair values of the 2023 Notes, the 2025 Notes, and the 2027 Notes were approximately $1.16 billion, $1.31 billion and $1.43 billion, respectively. The fair value was determined based on the closing trading price per $100 of the respective series of Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

Partial Repurchase of the 2023 Notes

On June 5, 2020, we used a portion of the net proceeds from the issuance of the 2027 Notes to repurchase $488.3 million aggregate principal amount of the 2023 Notes (the “2023 Notes Partial Repurchase”), leaving $776.7 million aggregate principal outstanding on the 2023 Notes immediately after the 2023 Notes Partial Repurchase. The 2023 Notes Partial Repurchase was not made pursuant to a redemption notice and constituted individually privately negotiated transactions. The holders of the repurchased 2023 Notes also invested in the 2027 Notes. For each holder, the 2023 Notes and the 2027 Notes exchanged were deemed to be substantially different as the present value of the cash flows under the terms of the 2027 Notes was at least 10% different from the present value of the remaining cash flows under the terms of the 2023 Notes and accordingly, the 2023 Notes Partial Repurchase was accounted for as a debt extinguishment. We used $691.6 million of the net proceeds from the issuance of the 2027 Notes to complete the 2023 Notes Partial Repurchase, of which $407.4 million and $283.6 million were allocated to the liability and equity components of the 2023 Notes, respectively, and $0.5 million was related to the payment of the interest accrued.

The cash consideration of the 2023 Notes Partial Repurchase allocated to the liability component of the 2023 Notes was based on the fair value of the liability component of the 2023 Notes as of June 5, 2020 utilizing an effective discount rate of 6.25%. This rate was based on our estimated rate for a similar liability with the same maturity, but without the conversion option. To derive this effective discount rate, we observed the trading details of the 2023 Notes immediately prior to the repurchase date to determine the volatility of the 2023 Notes. We utilized the observed volatility to calculate the effective discount rate, which was adjusted to reflect the term of the remaining 2023 Notes. The cash consideration allocated to the equity component of the 2023 Notes was calculated by deducting the fair value of the liability component from the aggregate cash consideration and was recorded as a reduction to “Additional paid-in capital.” The gain on extinguishment was subsequently determined by comparing the allocated cash consideration with the carrying value of the liability component, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs.

The net carrying amount of the liability component of the 2023 Notes immediately prior to the repurchase was as follows:

	June 5, 2020
(In thousands)	2023 Notes Total	2023 Notes Partial Repurchase
Principal	$1,265,000	$488,339
Unamortized debt discount	(184,336)	(71,161)
Unamortized debt issuance costs	(7,194)	(2,777)
Net carrying amount	$1,073,470	$414,401

The 2023 Notes Partial Repurchase resulted in a gain on extinguishment of convertible senior notes, which was calculated as follows:

(In thousands)	2023 Notes Partial Repurchase
Net carrying amount of the liability component associated with the 2023 Notes Partial Repurchase	$414,401
Less: Cash consideration allocated to the liability component	(407,449)
Gain from the 2023 Notes Partial Repurchase	$6,952

Capped Calls

In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions relating to each series of Notes with certain counterparties (the “Capped Calls”). The Capped Calls are expected to reduce potential dilution to our common stock upon conversion of the Notes of a given series and/or offset any cash payments that we are required to make in excess of the principal amount of converted Notes of such series, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls are subject to adjustment upon the occurrence of certain specified extraordinary events affecting us, including merger events, tender offers and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions.

The following table sets forth other key terms and premiums paid for the Capped Calls related to each series of the Notes:

	Capped Calls Entered into in Connection with the Issuance of the 2023 and 2025 Notes	Capped Calls Entered into in Connection with the Issuance of the 2027 Notes
Initial strike price, subject to certain adjustments	$148.30	$255.34
Cap price, subject to certain adjustments	$232.62	$378.28
Total premium paid (in thousands)	$274,275	$137,379

For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of any series of Notes. As the Capped Calls qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer’s own stock and classified in stockholders’ equity in its statement of financial position, the premium paid for the purchase of the Capped Calls has been recorded as a reduction to “Additional paid-in capital” and will not be remeasured.

(8) Stock Compensation Plans

The following table summarizes the stock option, restricted stock unit (“RSU”), restricted stock award (“RSA”) and performance unit (“PSU”) award activity under our 2012 Equity Incentive Plan during the six months ended July 31, 2020:

	Options Outstanding				RSUs and PSUs Outstanding
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
			(in years)	(in thousands)
Balances as of January 31, 2020	823,541	$10.79	6.61	$118,978	13,141,650
Additional shares authorized
Options exercised	(272,932)	9.78		38,203
Options forfeited and expired	(46,269)	12.85
RSUs and PSUs granted					1,803,697
RSUs and PSUs vested					(2,335,433)
RSUs and PSUs forfeited and canceled					(872,366)
Balances as of July 31, 2020	504,340	$11.15	6.38	$100,199	11,737,548
Vested and expected to vest	487,836	$11.13	6.32	$96,926	10,986,938
Exercisable as of July 31, 2020	187,509	$10.94	3.47	$37,292
 _________________________
(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of July 31, 2020.

During the six months ended July 31, 2020 and 2019, upon each settlement date of our outstanding RSUs to current employees, RSUs were withheld to cover the required withholding tax, which was based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity on our condensed consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs were not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares were returned to the reserves and are available for future issuance under our 2012 Equity Incentive Plan.

During the six months ended July 31, 2020, we granted 318,514 PSUs to certain executives under our 2012 Equity Incentive Plan, which includes both PSUs awarded but not yet earned, as well as PSUs earned and eligible to vest. The number of PSUs earned and eligible to vest will be determined after a one-year performance period, based on achievement of certain company financial performance measures and the recipient’s continued service with us. The number of shares of our stock to be received based on financial performance measures can range from 0% to 200% of the target amount. Compensation expense for PSUs with financial performance measures is measured using the fair value at the date of grant and recorded over the four-year vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. Additionally, beginning in fiscal 2019, our PSUs granted contain an additional market performance measure that can increase the number of shares earned by up to an additional 50% of the shares received based on the financial performance measure.

The following table presents unrecognized compensation cost related to stock options, RSUs, PSUs and RSAs as of July 31, 2020:

	Unrecognized Compensation Cost (in thousands)	Weighted-Average Remaining Period (in years)
Stock options	$30,611	2.0
RSUs	1,073,071	2.7
PSUs	76,358	1.3
RSAs	50,779	2.0
Total unrecognized compensation cost	$1,230,819

The following table summarizes our RSA activity during the six months ended July 31, 2020:

Shares
Outstanding as of January 31, 2020	857,793
RSAs vested	(144,290)
RSAs forfeited and canceled	(850)
Outstanding as of July 31, 2020	712,653

The weighted-average grant date fair value of RSUs granted was $144.36 during the six months ended July 31, 2020. The weighted-average grant date fair value of PSUs granted was $136.75 per share during the six months ended July 31, 2020.

(9) Revenues, Accounts Receivable, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2020	2019	2020	2019
Revenues
License	$176,814	$279,279	$325,199	$482,141
Cloud services	125,870	70,451	238,022	132,506
Maintenance, professional services and training	188,974	166,828	362,514	326,761
Total revenues	$491,658	$516,558	$925,735	$941,408

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2020	2019	2020	2019
United States	$328,374	$352,210	$611,506	$664,566
International	163,284	164,348	314,229	276,842
Total revenues	$491,658	$516,558	$925,735	$941,408

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented.

The following table presents revenues by channel partners representing 10% or more of total revenues:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2020	2019	2020	2019
Channel Partner A	29%	30%	29%	31%
Channel Partner B	14%	17%	14%	18%

The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three or six months ended July 31, 2020 or 2019, respectively.

Accounts Receivable

The following table presents total current and non-current accounts receivable by channel partners representing 10% or more of total current and non-current accounts receivable:

(In thousands)	July 31, 2020	January 31, 2020
Channel Partner A	23%	27%
Channel Partner B	15%	13%

The COVID-19 pandemic and the recent economic downturn prompted us to perform additional credit reviews of our existing customers. After performing our additional reviews using a current expected credit loss model, we determined that, while there may be delays in our collections, the risk of credit loss on our accounts receivable as of July 31, 2020 was expected to be materially consistent with prior periods.

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2020 and 2019 were $476.9 million and $395.1 million during the six months ended July 31, 2020 and 2019, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $1.75 billion as of July 31, 2020, of which we expect to recognize approximately 59% as revenue over the next 12 months and the remainder thereafter.

(10) Income Taxes

We are subject to income taxes in the U.S. and in foreign jurisdictions. We base our interim tax accruals on an estimated annual effective tax rate applied to year-to-date income, and we record discrete tax items in the period to which they relate. In each quarter, we update our estimated annual effective tax rate and make a year-to-date adjustment to our tax provision as necessary. Our fiscal 2021 annual effective rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on our U.S. losses. For the three months ended July 31, 2020 and 2019, we recorded income tax expense of $1.2 million and $5.6 million, respectively. For the six months ended July 31, 2020 and 2019, we recorded a $0.5 million income tax benefit and a $8.9 million income tax expense, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act contains numerous income tax provisions, such as changes to carry overs of net operating losses, changes in interest deductibility limits and technical corrections, including one impacting depreciation of Qualified Improvement Property. We recorded an immaterial benefit during the six months ended July 31, 2020 as a result of the change in the depreciation of Qualified Improvement Property.

During the three months ended July 31, 2020, there were no material changes to our unrecognized tax benefits, and we do not expect material changes in our unrecognized tax benefits within the next twelve months. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net loss	$(261,322)	$(100,872)	$(566,901)	$(256,301)
Denominator:
Weighted-average common shares outstanding	159,697	150,812	159,021	150,283
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(745)	(506)	(780)	(560)
Weighted-average shares used to compute net loss per share, basic and diluted	158,952	150,306	158,241	149,723

Net loss per share, basic and diluted	$(1.64)	$(0.67)	$(3.58)	$(1.71)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of July 31,
(In thousands)	2020	2019
Shares subject to outstanding common stock options	504	326
Shares subject to outstanding RSUs, PSUs and RSAs	12,450	12,347
Employee stock purchase plan	341	342
Shares underlying the conversion spread in the convertible senior notes	2,148	—
Total	15,443	13,015

As of July 31, 2020, the aggregate outstanding principal amount under the Notes is potentially convertible into approximately 16.0 million shares of our common stock. Since we expect to settle the principal amount of our convertible senior notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the “conversion spread”) is considered in the diluted earnings per share calculation. The conversion spread has a potentially dilutive effect on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $148.30 per share for the 2023 Notes and the 2025 Notes, and $255.34 per share for the 2027 Notes.

During the three months ended July 31, 2020, the average market price of our common stock was $184.06, which exceeded the initial conversion price of the 2023 Notes and the 2025 Notes. Accordingly, we calculated the potentially dilutive effect of the conversion spread for the 2023 Notes and 2025 Notes, which is included in the table above. We excluded the potentially dilutive effect of the conversion spread for the 2027 Notes as the average market price of our common stock during the three months ended July 31, 2020 was less than the conversion price of the 2027 Notes.

In connection with the issuance of the Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “predict,” “intend,” “may,” “might,” “plan,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our business and our market opportunity, our future financial and operating results; our planned investments, particularly in our product development efforts; our planned expansion of our sales and marketing organization; our expectations regarding our acquisitions; our expectation that we will continue to use acquisitions to contribute to our growth objectives; our growth and product integration strategies; our continued efforts to market and sell both domestically and internationally; our expectations about seasonal trends; the impact of the COVID-19 pandemic and related public health measures on our business, as well as the impact of the COVID-19 pandemic on the overall economic environment; our ability to achieve our goals; our expectations regarding our revenues mix and the impact of our business model transition on our revenues as well as changes to the timing of our invoicing on our cash flows; our expectations regarding our cost of revenues and gross margin; use of non-GAAP (as defined below) financial measures; our expectations regarding new accounting standards; our expectations regarding our operating expenses, including increases in research and development, sales and marketing, and general and administrative expenses; our expectations regarding our capital expenditures; sufficiency of cash to meet cash needs for at least the next 12 months; exposure to interest rate changes; inflation; anticipated income tax rates and liabilities; our expectations regarding our leases; exposure to exchange rate fluctuations and our ability to manage such exposure; and our expected cash flows and liquidity.

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

For Splunk Enterprise, we typically base our license fees on either the estimated daily data indexing capacity or the compute power our customers require and we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large license contracts may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term.

Splunk Cloud delivers the core capabilities of Splunk Enterprise as a scalable, reliable and secure cloud service. We typically base our Splunk Cloud annual subscription fees on either the volume of data indexed per day including a fixed amount of data storage, or purchased infrastructure and data storage our customers require. We recognize the revenues associated with our cloud services ratably over the associated subscription term.

Splunk Enterprise Security (“ES”) addresses emerging security threats and security information and event management (“SIEM”) use cases through monitoring, alerts and analytics. Splunk IT Service Intelligence (“ITSI”) is a machine learning powered monitoring and analytics solution that correlates nearly any kind of data across the business to provide monitoring and troubleshooting support and predict problems before they have an impact. Splunk Phantom automates and orchestrates incident response workflows to take immediate action the moment an incident is detected. VictorOps is a cloud-based Collaborative Incident Response system that delivers context-rich alerts, reducing the time required to react to and address incidents. SignalFx is a cloud-based service that provides real-time monitoring and metrics for cloud infrastructure, microservices and applications observability, as well as application performance management (“APM”) for organizations.

Our revenue mix has shifted from sales of licenses to sales of cloud subscriptions and we expect it will continue to shift in favor of cloud subscriptions as we transition to a predominantly subscription model. Our transition to a subscription model has impacted, and we expect that it will continue to impact the timing of our recognition of revenue as an increasing percentage of our sales become recognized ratably, as well as impact our operating margins as cloud services become a larger percentage of our sales. To the extent our shift to a predominantly subscription model happens faster than we expect, our ability to predict our revenue and margins in any particular period may be more limited. We have also shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time than it has historically, and expect this to negatively impact operating cash flows through at least fiscal 2022.

We use total annual recurring revenue (“Total ARR”) and cloud annual recurring revenue (“Cloud ARR”) to identify the annual recurring value of customer contracts at the end of a reporting period and to monitor the growth of our recurring business as we transition to a predominantly subscription model. Total ARR represents the annualized revenue run-rate of active subscription, term license and maintenance contracts at the end of a reporting period. Cloud ARR represents the annualized revenue run-rate of active subscription contracts at the end of a reporting period. Each contract is annualized by dividing the total contract value by the number of days in the contract term and then multiplying by 365. Total ARR was $1.93 billion and Cloud ARR was $567.8 million as of July 31, 2020. Total ARR was $1.29 billion and Cloud ARR was $300.6 million as of July 31, 2019. The number of customers with ARR greater than $1.0 million was 396 and 274 as of July 31, 2020 and 2019, respectively.

We quantify our net expansion across existing cloud customers through our cloud dollar-based net retention rate (“Cloud DBNRR”). We calculate Cloud DBNRR by dividing the total ARR from our cloud customer base at the end of a period (“Cloud Current Period ARR”) by the ARR of the same group of customers at the beginning of that 12-month period. Cloud Current Period ARR includes existing customer renewals and expansion, is net of existing customer contraction and churn, and excludes new customers. For the trailing 12-month Cloud DBNRR, we take the dollar-weighted average of the Cloud DBNRR over the trailing 12 months. Our trailing 12-month Cloud DBNRR was 132% and 133% as of July 31, 2020 and 2019, respectively.

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

In December 2019, COVID-19 was reported in China, in January 2020 the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. This pandemic has had widespread, rapidly evolving, and unpredictable impacts on global economies, financial markets and business practices, and we anticipate governments and businesses will continue to take additional actions or extend existing actions to respond to the ongoing risks of the COVID-19 pandemic. The pandemic has impacted, and could further impact, our business and that of our customers as a result of quarantines, various local, state and federal government public health orders, and other restrictions. For example, we temporarily closed the majority of our global offices, required most of our employees to work remotely, implemented travel restrictions, and shifted certain of our customer-focused and corporate events to online-only experiences. The long-term impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration, spread, severity and potential recurrence of the virus. Our future performance will also depend on the impact of COVID-19 on our customers, partners, employee productivity and sales cycles, including as a result of travel restrictions. These potential developments are uncertain and cannot be predicted and as such, the extent to which COVID-19 will impact our business, operations, financial condition and results of operations over the long term is unknown. If we experience an increase in curtailed customer demand, reduced customer spend or contract duration, delayed collections, lengthened payment terms, lengthened sales cycles or competition due to changes in terms and conditions and pricing of our competitors’ products and services, our business, results of operations and overall financial performance in future periods could be materially adversely affected. Furthermore, due to our shift to a predominantly subscription model, the effect of COVID-19 may not be fully reflected in our results of operations and overall financial performance until future periods. For additional discussion of the potential impacts of the COVID-19 pandemic on our business, operating results and financial condition, refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Financial Summary
(Dollars in millions)

Three Months Ended July 31, 2020 and 2019

Six Months Ended July 31, 2020 and 2019

_________________________
* Refer to Non-GAAP Financial Measures and Reconciliations below for further information regarding our GAAP to non-GAAP Financial Measures and related reconciliations.

Our customer base spans numerous industry verticals, including cloud and online services, education, financial services, government, healthcare/pharmaceuticals, industrials/manufacturing, media/entertainment, retail/ecommerce, technology and telecommunications, among others. As of July 31, 2020, our customers include over 90 of the Fortune 100 companies.

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

Non-GAAP Financial Measures and Reconciliations

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with the following non-GAAP financial measures: cloud services, cost of revenues, cloud services gross margin, cost of revenues, gross margin, research and development expense, sales and marketing expense, general and administrative expense, operating income (loss), operating margin, income tax provision (benefit), net income (loss), net income (loss) per share and free cash flow (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): expenses related to stock-based compensation and related employer payroll tax, amortization of intangible assets, restructuring and facility exit charges, capitalized software development costs, non-cash interest expense related to convertible senior notes and a gain on extinguishment of convertible senior notes. The non-GAAP financial measures are also adjusted for our estimated tax rate on non-GAAP income (loss). To determine the estimated non-GAAP tax rate, we evaluate financial projections based on our non-GAAP results and the tax effect of those projections. The estimated non-GAAP tax rate takes into account many factors including our operating structure and tax positions, as well as applicable legislation. The non-GAAP tax rate applied to the three and six months ended July 31, 2020 was 20%. The applicable fiscal 2020 tax rates are noted in the reconciliations. In addition, our non-GAAP financial measures include free cash flow, which represents operating cash flow less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated or used by the business.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance and allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude amortization of intangible assets, restructuring and facility exit charges, capitalized software development costs, non-cash interest expense related to convertible senior notes and a gain on extinguishment of convertible senior notes from our non-GAAP financial measures because these adjustments are considered by management to be outside of our core operating results.

There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact upon our reported financial results. Further, stock-based compensation expense has been and will continue to be, for the foreseeable future, a significant recurring expense in our business and an important part of the compensation provided to our employees. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in our financial and operational decision making. In addition, these non-GAAP financial measures facilitate comparisons to competitors’ operating results. The non-GAAP financial measures are meant to supplement and be viewed in conjunction with GAAP financial measures.

The following table reconciles our net cash used in operating activities to free cash flow:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2020	2019	2020	2019
Net cash used in operating activities	$(170,076)	$(128,971)	$(124,032)	$(93,942)
Less purchases of property and equipment	(11,060)	(11,534)	(25,816)	(26,434)
Free cash flow (non-GAAP)	$(181,136)	$(140,505)	$(149,848)	$(120,376)
Net cash provided by (used in) investing activities	$227,746	$(19,537)	$374,755	$(25,812)
Net cash provided by (used in) financing activities	$485,703	$(14,008)	$437,893	$(82,655)

The following table reconciles our GAAP to non-GAAP financial measures for the three months ended July 31, 2020:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of intangible assets	Restructuring and facility exit charges		Capitalized software development costs	Non-cash interest expense related to convertible senior notes		Income tax effects related to non-GAAP adjustments (2)	Non-GAAP
Cloud services cost of revenues	$59,728	$(2,812)	$(5,290)	$(229)		$—	$—		$—	$51,397
Cloud services gross margin	52.5%	2.2%	4.3%	0.2%		—%	—%		—%	59.2%
Cost of revenues	132,052	(14,653)	(10,511)	(497)		—	—		—	106,391
Gross margin	73.1%	3.1%	2.1%	0.1%		—%	—%		—%	78.4%
Research and development	197,297	(68,102)	—	(2,884)		3,585	—		—	129,896
Sales and marketing	323,687	(52,865)	(4,333)	(1,168)		—	—		—	265,321
General and administrative	78,081	(24,553)	—	(518)		—	—		—	53,010
Operating loss	(239,459)	160,173	14,844	5,067		(3,585)	—		—	(62,960)
Operating margin	(48.7)%	32.6%	3.0%	1.0%		(0.7)%	—%		—%	(12.8)%
Income tax provision (benefit)	1,213	—	—	—		—	—		(14,366)	(13,153)
Net loss	$(261,322)	$160,173	$14,844	$5,543	(3)	$(3,585)	$17,369	(4)	$14,366	$(52,612)
Net loss per share (1)	$(1.64)	$1.01	$0.09	$0.03		$(0.02)	$0.11		$0.09	$(0.33)
_________________________
(1)                Calculated based on 158,952 weighted-average shares of common stock.
(2)                Represents the tax effect of the non-GAAP adjustments based on a tax rate of 20%.
(3)                Includes a $0.5 million loss on disposal of property, plant and equipment.
(4)                Includes non-cash interest expense of $24.3 million and a $7.0 million non-recurring gain on extinguishment of convertible senior notes.

The following table reconciles our GAAP to non-GAAP financial measures for the three months ended July 31, 2019:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of intangible assets	Non-cash interest expense related to convertible senior notes	Income tax effects related to non-GAAP adjustments (2)	Non-GAAP
Cloud services cost of revenues	$35,155	$(1,634)	$(418)	$—	$—	$33,103
Cloud services gross margin	50.1%	2.3%	0.6%	—%	—%	53.0%
Cost of revenues	98,308	(10,939)	(5,876)	—	—	81,493
Gross margin	81.0%	2.1%	1.1%	—%	—%	84.2%
Research and development	134,110	(41,393)	(249)	—	—	92,468
Sales and marketing	298,773	(50,458)	(955)	—	—	247,360
General and administrative	72,264	(23,578)	—	—	—	48,686
Operating income (loss)	(86,897)	126,368	7,080	—	—	46,551
Operating margin	(16.8)%	24.4%	1.4%	—%	—%	9.0%
Income tax provision	5,632	—	—	—	6,028	11,660
Net income (loss)	$(100,872)	$126,368	$7,080	$20,090	$(6,028)	$46,638
Net income (loss) per share (1)	$(0.67)					$0.30
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
(2)                Represents the tax effect of the non-GAAP adjustments based on a tax rate of 20%.

The following table reconciles our GAAP to non-GAAP financial measures for the six months ended July 31, 2020:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of intangible assets	Restructuring and facility exit charges		Capitalized software development costs	Non-cash interest expense related to convertible senior notes		Income tax effects related to non-GAAP adjustments (2)	Non-GAAP
Cloud services cost of revenues	$113,218	$(5,202)	$(10,296)	$(229)		$—	$—		$—	$97,491
Cloud services gross margin	52.4%	2.2%	4.3%	0.1%		—%	—%		—%	59.0%
Cost of revenues	260,669	(28,635)	(20,884)	(497)		—	—		—	210,653
Gross margin	71.8%	3.0%	2.3%	0.1%		—%	—%		—%	77.2%
Research and development	389,421	(139,367)	(25)	(2,884)		7,133	—		—	254,278
Sales and marketing	642,911	(112,287)	(8,666)	(1,168)		—	—		—	520,790
General and administrative	160,805	(46,198)	—	(518)		—	—		—	114,089
Operating loss	(528,071)	326,487	29,575	5,067		(7,133)	—		—	(174,075)
Operating margin	(57.0)%	35.3%	3.2%	0.5%		(0.8)%	—%		—%	(18.8)%
Income tax benefit	(456)	—	—	—		—	—		(34,564)	(35,020)
Net loss	$(566,901)	$326,487	$29,575	$5,543	(3)	$(7,133)	$37,785	(4)	$34,564	$(140,080)
Net loss per share (1)	$(3.58)	$2.05	$0.19	$0.04		$(0.05)	$0.24		$0.22	$(0.89)
_________________________
(1)                Calculated based on 158,241 weighted-average shares of common stock.
(2)                Represents the tax effect of the non-GAAP adjustments based on a tax rate of 20%.
(3)                Includes a $0.5 million loss on disposal of property, plant and equipment.
(4)                Includes non-cash interest expense of $44.7 million and a $7.0 million non-recurring gain on extinguishment of convertible senior notes.

The following table reconciles our GAAP to non-GAAP financial measures for the six months ended July 31, 2019:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of intangible assets	Non-cash interest expense related to convertible senior notes	Income tax effects related to non-GAAP adjustments (2)	Non-GAAP
Cloud services cost of revenues	$67,481	$(3,167)	$(836)	$—	$—	$63,478
Cloud services gross margin	49.1%	2.4%	0.6%	—%	—%	52.1%
Cost of revenues	194,131	(22,613)	(11,798)	—	—	159,720
Gross margin	79.4%	2.3%	1.3%	—%	—%	83.0%
Research and development	263,400	(84,838)	(498)	—	—	178,064
Sales and marketing	577,734	(103,862)	(1,910)	—	—	471,962
General and administrative	138,026	(45,124)	—	—	—	92,902
Operating income (loss)	(231,883)	256,437	14,206	—	—	38,760
Operating margin	(24.6)%	27.2%	1.5%	—%	—%	4.1%
Income tax provision	8,865	—	—	—	3,595	12,460
Net income (loss)	$(256,301)	$256,437	$14,206	$39,095	$(3,595)	$49,842
Net income (loss) per share (1)	$(1.71)					$0.32
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
(2)                Represents the tax effect of the non-GAAP adjustments based on a tax rate of 20%.

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

•Maintenance revenues. When a term license is purchased, maintenance is bundled with the license for the term of the license period. Typically, when purchasing a perpetual license, a customer also purchases one year of maintenance for which we charge a percentage of the license fee. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. Maintenance revenues as a percentage of total revenues was 24% for both the three months ended July 31, 2020 and 2019.

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

General and administrative. General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel; our legal, accounting and other professional services fees; and other corporate expenses. We anticipate continuing to incur additional expenses due to growing our operations, including higher legal, corporate insurance and accounting-related expenses.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest expense related to our convertible senior notes, gain on extinguishment of convertible senior notes, foreign exchange gains and losses, interest income on our investments and cash and cash equivalents balances and changes in the fair value of forward exchange contracts.

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

Condensed Consolidated Statements of Operations Data

(In thousands and as % of revenues)	Three Months Ended July 31,				Six Months Ended July 31,
	2020		2019		2020		2019
Revenues
License	$176,814	36.0%	$279,279	54.1%	$325,199	35.1%	$482,141	51.2%
Cloud services	125,870	25.6	70,451	13.6	238,022	25.7	132,506	14.1
Maintenance and services	188,974	38.4	166,828	32.3	362,514	39.2	326,761	34.7
Total revenues	491,658	100.0	516,558	100.0	925,735	100.0	941,408	100.0
Cost of revenues
License (1)	5,474	3.1	5,936	2.1	11,540	3.5	11,618	2.4
Cloud services (1)	59,728	47.5	35,155	49.9	113,218	47.6	67,481	50.9
Maintenance and services (1)	66,850	35.4	57,217	34.3	135,911	37.5	115,032	35.2
Total cost of revenues	132,052	26.9	98,308	19.0	260,669	28.2	194,131	20.6
Gross profit	359,606	73.1	418,250	81.0	665,066	71.8	747,277	79.4
Operating expenses
Research and development	197,297	40.1	134,110	26.0	389,421	42.1	263,400	28.0
Sales and marketing	323,687	65.8	298,773	57.8	642,911	69.4	577,734	61.4
General and administrative	78,081	15.9	72,264	14.0	160,805	17.4	138,026	14.7
Total operating expenses	599,065	121.8	505,147	97.8	1,193,137	128.9	979,160	104.1
Operating loss	(239,459)	(48.7)	(86,897)	(16.8)	(528,071)	(57.0)	(231,883)	(24.7)
Interest and other income (expense), net
Interest income	3,581	0.7	16,415	3.2	10,056	1.1	32,761	3.5
Interest expense	(30,148)	(6.1)	(24,104)	(4.7)	(54,585)	(5.9)	(47,121)	(5.0)
Other income (expense), net	5,917	1.2	(654)	(0.1)	5,243	0.6	(1,193)	(0.1)
Total interest and other income (expense), net	(20,650)	(4.2)	(8,343)	(1.6)	(39,286)	(4.2)	(15,553)	(1.6)
Loss before income taxes	(260,109)	(52.9)	(95,240)	(18.4)	(567,357)	(61.3)	(247,436)	(26.3)
Income tax provision (benefit)	1,213	0.2	5,632	1.1	(456)	—	8,865	0.9
Net loss	$(261,322)	(53.2)%	$(100,872)	(19.5)%	$(566,901)	(61.2)%	$(256,301)	(27.2)%
_________________________
(1) Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended July 31, 2020 and 2019

Revenues
(Dollars in millions)

Three Months Ended July 31, 2020 and 2019
Total revenues decreased $24.9 million, or (4.8)%, primarily due to the following:

- decrease of $102.5 million, or (36.7)%, in license revenues
+ increase of $55.4 million, or 78.7%, in cloud services revenues

+ increase of $22.1 million, or 13.3%, in maintenance and services revenues

Total revenues decreased primarily due to a decrease in license revenues as a result of our ongoing transition to a predominantly subscription model. Our transition to a subscription model has impacted, and we expect that it will continue to impact the timing of our recognition of revenue as an increasing percentage of our sales become recognized ratably. The decrease in license revenues was partially offset by an increase in cloud services revenues. Our customers are increasingly purchasing our Splunk Cloud service as it delivers the benefits of Splunk Enterprise, while eliminating the need to purchase, deploy and manage infrastructure. The increase in maintenance and services revenues was primarily driven by increased training revenues.

Cost of Revenues and Gross Margin
(Dollars in millions)

Three Months Ended July 31, 2020 and 2019
Total cost of revenues increased $33.7 million, or 34.3%, primarily due to the increase in cloud services cost of revenues, as a result of our ongoing transition to a predominantly subscription model.

Cloud services cost of revenues increased $24.6 million, or 69.9%, primarily due to the following:

+ increase of $11.6 million in third-party hosting fees to support our cloud services
+ increase of $5.6 million in salaries and benefits, including stock-based compensation expense as we increased headcount
+ increase of $4.6 million in intangible asset amortization related to our acquisitions

Maintenance and services cost of revenues increased $9.6 million, or 16.8%, primarily due to the following:

+ increase of $9.9 million in salaries and benefits, including stock-based compensation expense as we increased headcount

+ increase of $3.1 million in overhead expenses, primarily due to facility-related costs
- decrease of $2.8 million in travel-related expenses as a result of the COVID-19 pandemic and related restrictions

Total gross margin decreased primarily due to a shift in the overall revenue mix in favor of cloud services, which have lower gross margins than our on-premise license business.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Three Months Ended July 31, 2020 and 2019
Research and development expense increased $63.2 million, or 47.1%, primarily due to the following:

+ increase of $54.9 million in salaries and benefits, which includes a $25.9 million increase in stock-based compensation expense as we increased headcount
+ increase of $4.6 million in overhead expenses, primarily due to facility-related costs
+ increase of $3.0 million in third-party hosting fees to support our product development efforts

Sales and Marketing Expense

Three Months Ended July 31, 2020 and 2019
Sales and marketing expense increased $24.9 million, or 8.3%, primarily due to the following:

+ increase of $33.2 million in salaries and benefits, which includes a $1.7 million increase in stock-based compensation expense as we increased headcount to expand our field sales organization
+ increase of $9.1 million in overhead expenses, primarily due to facility-related costs
- decrease of $14.5 million in travel-related expenses as a result of the COVID-19 pandemic and related restrictions
- decrease of $5.9 million in marketing-related expenses, primarily related to replacing in-person marketing events with virtual events as a result of the COVID-19 pandemic

General and Administrative Expense

Three Months Ended July 31, 2020 and 2019
General and administrative expense increased $5.8 million, or 8.0%, primarily due to the following:

+ increase of $5.9 million in overhead expenses, primarily due to facility-related costs
+ increase of $4.5 million in salaries and benefits, including stock-based compensation expense as we increased headcount
- decrease of $3.2 million in third-party consulting services
- decrease of $1.4 million in travel-related expenses as a result of the COVID-19 pandemic and related restrictions

Interest and Other Income (Expense), net

	Three Months Ended July 31,
(In thousands)	2020	2019
Interest and other income (expense), net
Interest income	$3,581	$16,415
Interest expense	(30,148)	(24,104)
Other income (expense), net	5,917	(654)
Total interest and other income (expense), net	$(20,650)	$(8,343)

Three Months Ended July 31, 2020 and 2019
Interest and other income (expense), net reflects a net increase in expense of $12.3 million, primarily due to a decrease in interest income from our investments and an increase in interest expense related to the issuance of our convertible senior notes in June 2020, partially offset by a gain on extinguishment of convertible senior notes.

Income Tax Provision

	Three Months Ended July 31,
(In thousands)	2020	2019
Income tax provision	$1,213	$5,632

Three Months Ended July 31, 2020 and 2019
The decrease in income tax provision for the three months ended July 31, 2020 was primarily due to an increase in net loss before taxes resulting in less base erosion and anti-abuse taxes.

Comparison of the Six Months Ended July 31, 2020 and 2019

Revenues
(Dollars in millions)

Six Months Ended July 31, 2020 and 2019
Total revenues decreased $15.7 million, or (1.7)%, primarily due to the following:

- decrease of $156.9 million, or (32.6)%, in license revenues
+ increase of $105.5 million, or 79.6%, in cloud services revenues
+ increase of $35.8 million, or 10.9%, in maintenance and services revenues

Total revenues decreased primarily due to a decrease in license revenues as a result of our ongoing transition to a predominantly subscription model. Our transition to a subscription model has impacted, and we expect that it will continue to impact the timing of our recognition of revenue as an increasing percentage of our sales become recognized ratably. The decrease in license revenues was partially offset by an increase in cloud services revenues. Our customers are increasingly purchasing our Splunk Cloud service as it delivers the benefits of Splunk Enterprise, while eliminating the need to purchase, deploy and manage infrastructure. The increase in maintenance and services revenues was primarily driven by increased training revenues.

Cost of Revenues and Gross Margin
(Dollars in millions)

Six Months Ended July 31, 2020 and 2019
Total cost of revenues increased $66.5 million, or 34.3%, primarily due to the increase in cloud services cost of revenues, as a result of our ongoing transition to a predominantly subscription model.

Cloud services cost of revenues increased $45.7 million, or 67.8%, primarily due to the following:

+ increase of $22.6 million related to third-party hosting fees to support our cloud services
+ increase of $10.5 million in salaries and benefits expense, including stock-based compensation expense as we increased headcount
+ increase of $9.2 million in intangible asset amortization related to our acquisitions

Maintenance and services cost of revenues increased $20.9 million, or 18.2%, primarily due to the following:

+ increase of $17.4 million in salaries and benefits expense, including stock-based compensation expense as we increased headcount
+ increase of $6.4 million in overhead expenses, primarily due to facility-related costs
- decrease of $3.9 million in travel-related expenses as a result of the COVID-19 pandemic and related restrictions

Total gross margin decreased primarily due to a shift in the overall revenue mix in favor of cloud services, which have lower gross margins than our on-premise license business.

Operating Expenses
(Dollars in millions)

Total Operating Expenses
$979.2
$1,193.1
YTD
FY'20
YTD
FY'21

Total Operating Expenses
(as % of Revenues)
104.1%
128.9%
YTD
FY'20
YTD
FY'21

Research and Development Expense

Six Months Ended July 31, 2020 and 2019
Research and development expense increased $126.0 million, or 47.8%, primarily due to the following:

+ increase of $110.2 million in salaries and benefits, which includes a $53.1 million increase in stock-based compensation expense as we increased headcount
+ increase of $8.8 million in overhead expenses, primarily due to facility-related costs
+ increase of $5.9 million in third-party hosting fees to support our product development efforts

Sales and Marketing Expense

Six Months Ended July 31, 2020 and 2019
Sales and marketing expense increased $65.2 million, or 11.3%, primarily due to the following:

+ increase of $70.9 million in salaries and benefits, which includes a $7.9 million increase in stock-based compensation expense as we increased headcount to expand our field sales organization
+ increase of $18.3 million in overhead expenses, primarily due to facility-related costs
+ increase of $4.0 million related to third-party hosting fees
- decrease of $20.7 million in travel-related expenses as a result of the COVID-19 pandemic and related restrictions
- decrease of $6.1 million in marketing expenses, primarily related to replacing in-person marketing events with virtual events as a result of the COVID-19 pandemic
- decrease of $4.4 million in sales-related event costs, primarily due to the cancellation of our annual sales achievement event as a result of the COVID-19 pandemic and related restrictions

General and Administrative Expense

Six Months Ended July 31, 2020 and 2019
General and administrative expense increased $22.8 million, or 16.5%, primarily due to the following:

+ increase of $14.1 million in overhead expenses, primarily due to facility-related costs
+ increase of $12.6 million in salaries and benefits, including stock-based compensation expense as we increased headcount
- decrease of $3.6 million in third-party consulting services
- decrease of $1.9 million in travel-related expenses as a result of the COVID-19 pandemic and related restrictions

Interest and Other Income (Expense), net

	Six Months Ended July 31,
(In thousands)	2020	2019
Interest and other income (expense), net
Interest income	$10,056	$32,761
Interest expense	(54,585)	(47,121)
Other income (expense), net	5,243	(1,193)
Total interest and other income (expense), net	$(39,286)	$(15,553)

Six Months Ended July 31, 2020 and 2019
Interest and other income (expense), net reflects a net increase in expense of $23.7 million primarily due to a decrease in interest income from our investments and an increase in interest expense related to the issuance of our convertible senior notes in June 2020, partially offset by a gain on extinguishment of convertible senior notes.

Income Tax Provision (Benefit)

	Six Months Ended July 31,
(In thousands)	2020	2019
Income tax provision (benefit)	$(456)	$8,865

Six Months Ended July 31, 2020 and 2019
The decrease in income tax provision (benefit) for the six months ended July 31, 2020 was primarily due to an increase in net loss before taxes resulting in less base erosion and anti-abuse taxes, the benefit of our operating loss used to offset Other comprehensive income under intraperiod tax allocation rules and the tax benefits due to legislative changes.

Liquidity and Capital Resources

(In thousands)	July 31, 2020	January 31, 2020
Cash and cash equivalents	$1,467,895	$778,653
Investments, current	588,773	976,508
Investments, non-current	17,653	35,370

(In millions)

Our principal sources of liquidity are our cash and cash equivalents, investments and net accounts receivable. As of July 31, 2020, we had $2.07 billion of cash, cash equivalents and investments of which $119.2 million was held by foreign subsidiaries. We believe that these funds will be sufficient to meet our anticipated cash needs for at least the next 12 months.

We intend to continue to focus our capital expenditures for the remainder of fiscal 2021 to support the growth in our operations, including acquisition-related activities. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the investments in our office facilities and our systems infrastructure, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

Beginning in fiscal 2020, we shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time than it has been historically, and expect this to negatively impact operating cash flows through at least fiscal 2022.

In June 2020, we issued $1.27 billion aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (the “2027 Notes”), including the exercise in full by the initial purchasers of the 2027 Notes of their option to purchase an additional $165.0 million principal amount of 2027 Notes. The 2027 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2027 Notes was $1.25 billion, net of initial purchaser discounts and other issuance costs. In connection with the issuance of the 2027 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2027 Capped Calls”). We used approximately $137.4 million of the net proceeds from the offering of the 2027 Notes to pay the cost of the 2027 Capped Calls and $691.6 million to repurchase for cash approximately $488.3 million aggregate principal amount of our outstanding 2023 Notes. In September 2018, we issued $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 (the “2023 Notes”) and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (the “2025 Notes”). In connection with the issuance of the 2023 Notes and the 2025 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2023 and 2025 Capped Calls”). The premiums paid for the purchase of the 2023 and 2025 Capped Calls were $274.3 million. Refer to Note 7 “Convertible Senior Notes” of our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q.

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

Six Months Ended July 31, 2020 and 2019
Net cash used in operating activities was $124.0 million for the six months ended July 31, 2020 compared to $93.9 million from the prior year. The increase in net cash used in operating activities was primarily due to the following:

- reduction in deferred revenue

Investing Activities

Six Months Ended July 31, 2020 and 2019
Net cash provided by investing activities was $374.8 million for the six months ended July 31, 2020 compared to net cash used in investing activities of $25.8 million from the prior year. The increase in net cash provided by investing activities was primarily related to the following:

- decrease of $408.7 million in purchases of investments, net of maturities

Financing Activities

Six Months Ended July 31, 2020 and 2019
Net cash provided by financing activities was $437.9 million for the six months ended July 31, 2020 compared to net cash used in financing activities of $82.7 million from the prior year. The increase in net cash provided by financing activities was primarily due to the following:

+ increase of $1.25 billion related to the issuance of the 2027 Notes, net of initial purchaser discounts and issuance costs
- decrease of $68.5 million in taxes paid related to net share settlement of equity awards

The increase in net cash provided by financing activities was partially offset by the payment of approximately $668.9 million to repurchase for cash approximately $488.3 million aggregate principal amount of our outstanding 2023 Notes, as well as by the use of approximately $137.4 million of the net proceeds from the offering of the 2027 Notes to pay the cost of the 2027 Capped Calls.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended January 31, 2020 except for those disclosed in Note 3 “Commitments and Contingencies,” Note 4 “Leases” and Note 7 “Convertible Senior Notes” of our accompanying Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the six months ended July 31, 2020 and 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts as of July 31, 2020. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, refer to Note 1 “Description of the Business and Significant Accounting Policies” in our accompanying Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

On June 5, 2020, we issued $1.27 billion aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (the “2027 Notes”), including the exercise in full by the initial purchasers of the 2027 Notes of their option to purchase an additional $165.0 million principal amount of 2027 Notes. The 2027 Notes are general senior, unsecured obligations of Splunk. As these instruments have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value of the 2027 Notes can be affected when the market price of our common stock fluctuates. We carry the 2027 Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

There have been no other material changes to our market risk exposures as compared to the market risk exposures described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 26, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Historically we generated a majority of our revenues from sales of licenses, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. However, our revenue mix has shifted from sales of licenses to sales of cloud subscriptions and we expect it will continue to shift in favor of cloud subscriptions as we transition to a predominantly subscription model. Generally, as we shifted our licensing model and invoicing practices and continue the shift to cloud subscriptions, we have seen and will continue to see longer periods over which we collect cash from customers, with a negative impact on our operating cash flows, moreover, as cloud services become a larger percentage of our sales, operating margins and the timing of our recognition of revenue will be impacted. To the extent the shift to cloud subscription agreements happens faster than we expect, our ability to predict our revenue and margins may be limited. For example, the recent increase in remote work as a result of the COVID-19 pandemic appears to have accelerated our customers’ shift to cloud subscriptions, the continued effects of which are uncertain and unpredictable. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, tax and accounting implications, pricing, and our costs. In addition, we expect the metrics we use to gauge the status of our business model transition may continue to evolve over the course of the transition as significant trends emerge. If we do not successfully execute this transition, our business and future operating results could be adversely affected.

Our future operating results may fluctuate significantly and our operating results may not be a good indication of future performance.

Our revenues, operating margins, cash flows and other operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance. For example, we generally recognize license revenues upfront and recognize revenues associated with our cloud services ratably over the term of the agreement. At the beginning of each period, we cannot predict the ratio of orders with revenues that will be recognized upfront and those with revenues that will be recognized ratably that we will enter into during the quarter, due to the fact that our customers have the ability to choose between a term license and cloud subscription agreement. In addition, the size of our licenses and orders varies greatly and can result in fluctuations in our revenues and operating results. A portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including agreements for our cloud services and maintenance and support agreements. Consequently, a decline in business from such ratably recognized agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods.

We may not be able to accurately predict our future revenues or results of operations. For example, although our shift to a predominantly subscription model generates recurring revenue and cash flows that are expected to be more predictable over time, we may not be able to accurately forecast our revenue, cash flows and other financial results in the near term due to a number of variables, including the timing of our collection of cash, increased annual invoicing, revenue mix, our customers’ rate of adoption of our cloud services model as compared to term licenses, contract durations, the extent and continued impact of the COVID-19 pandemic on our business and overall economic environment and the timing of revenue recognition. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are expected to be relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and expect to continue to experience growth in our headcount and operations, including from acquisitions, which has placed and will continue to place significant demands on our management and our operational and financial systems and infrastructure. As of July 31, 2020, approximately 31% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture and values, the challenges of which may be exacerbated due to remote working conditions associated with the COVID-19 pandemic. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

In December 2019, COVID-19 was reported in China, in January 2020 the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. This contagious disease has continued to spread across the globe and is materially and adversely impacting worldwide economic activity and financial markets.

The COVID-19 pandemic has affected how we and our customers and partners are operating our businesses, and the duration and extent to which this will impact our business, results of operations and cash flows is uncertain. Customers in certain markets and industries that have been significantly affected by the COVID-19 pandemic have, and may in the future continue to, decrease or delay their information technology spending, purchase shorter term contracts or request payment concessions, any of which could result in decreased revenue and cash flows for us. We may experience customer losses, including due to bankruptcy or our customers ceasing operations, which may result in an inability to collect receivables from these customers. A decline in revenue or the collectability of our receivables would harm our business. In addition, the COVID-19 pandemic has and may continue to disrupt the operations of our customers and partners for an indefinite period of time, including as a result of local, state and federal government public health orders, travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, and continued uncertainty could potentially lead to an economic downturn, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations.

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

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the disease to our employees, our customers, and the communities in which we operate, which could negatively impact our business. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, employee productivity, sales and marketing efforts, including as a result of travel restrictions, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations. Additionally, with so many of our employees now working remotely, we are at increased risk of cyber security-related breaches. We continue to take steps to monitor and enhance the security of our systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, IT infrastructure networks, and data upon which we rely.

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

•cloud monitoring and APM vendors, including Cisco AppDynamics, Datadog and New Relic; and

•public cloud providers, including Amazon (Amazon Web Service), Google (Google Cloud Platform) and Microsoft (Microsoft Azure).

The principal competitive factors in our markets include features, performance and support, scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. Some of our current and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios, broader global distribution networks and presence and more developed ecosystems of partners and skilled users. Further, competitors may be able to offer products or functionality similar to ours at a more attractive price than we can, such as by integrating or bundling their software products with their other product offerings. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on delivering real-time business insights from data and could directly compete with us. For example, companies may commercialize open source software, such as Elasticsearch, in a manner that competes with our offerings or causes potential customers to believe that such product and our offerings perform the same function. If companies move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services comparable to ours or that are better suited for cloud-based data, and the demand for our offerings may decrease. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.

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

We employ multiple, unique and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise based on either the estimated daily data indexing capacity or compute resources our customers require. In addition, Splunk Cloud is generally priced based on either the volume of data indexed per day including a fixed amount of data storage, or purchased infrastructure and data storage our customers require, while Splunk Phantom and VictorOps are priced by the number of seats that use the products. We offer term licensing options for on-premises offerings and have some remaining perpetual licenses with existing customers, which each have different payment schedules, and depending on the mix of such licenses and cloud subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or cloud subscriptions, or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. As the amount of data within our customers’ organizations grows, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. We have introduced and expect to continue to introduce variations to our pricing models, including but not limited to, predictive pricing programs, infrastructure-based pricing (including workload-based pricing for Splunk Cloud), data ingestion pricing, “rapid adoption” packages and other pricing programs that provide broader usage and cost predictability as well as tiered pricing based on deployment models, data source types, compute and storage units and customer environments. Any change in pricing models bears inherent risks as it may provide customers a choice to go for the lower-cost option, therefore, putting renewal and customer lifetime value at risk. Although we believe that these pricing models and variations to these models will drive net new customers and increase customer adoption, it is possible that they will not and may potentially cause customers to decline to purchase or renew licenses or cloud subscriptions, or confuse customers and reduce their lifetime value, which could negatively impact our revenue, business and financial results.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $2.13 billion at July 31, 2020. Because our products and offerings, as well as the market for these products and offerings, continues to evolve, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance particularly as our business model transitions. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, changes in our mix of revenues, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

Splunk Cloud, as well as cloud services for other products, require costly and continual infrastructure investments, and market adoption of these cloud services could adversely affect our business.

A cloud-based model of software deployment is one in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. Delivering software under a cloud-based model results in higher costs and expenses when compared to sales of on-premises licenses for similar functionality. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a cloud-based model. Many of our offerings are now made available in the cloud as well as on-premises. Customers can sign up for Splunk Cloud and other services and avoid the need to provision, deploy and manage internal infrastructure. In order to provide Splunk Cloud and other services via a cloud-based deployment, we have made and will continue to make capital investments and incur substantial costs to implement and maintain this alternative business model. In addition, as we look to deliver more cloud services, we are making significant technology investments to deliver new capabilities and advance our software to deliver cloud-native customer experiences. We expect that over time the percentage of our revenue attributable to our cloud services will continue to increase. If our cloud services, in particular Splunk Cloud, do not garner widespread market adoption, or there is a reduction in demand for cloud services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, security or privacy concerns, inability to properly manage such services, competing technologies and products, decreases in corporate spending or otherwise, our financial results, business model and competitive position could suffer. If these investments do not yield the expected return, or we are unable to decrease the cost of providing our cloud services, our gross margins, overall financial results, business model and competitive position could suffer. Transitioning to a cloud-based model also impacts the way we recognize revenues, which may affect our operating results and could have an adverse effect on our business operations and financial results.

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

During the three months ended July 31, 2020, we derived approximately 33% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

In addition to our direct sales force, we use partners, such as distributors and resellers, to license, provide professional services and support our offerings. Historically, we have relied on a limited number of such partners for a substantial portion of our total sales, particularly in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions, and for sales to government agencies. For example, sales through our top two partners represented 43% of our revenue in the three months ended July 31, 2020. We expect that sales through partners in all regions will continue to grow as a portion of our revenues for the foreseeable future. As changes in our partner strategy are implemented, including potentially emphasizing partner-sourced transactions, results from sales through our partners may be adversely affected.

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

•changes in the political environment and budgeting, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding;

•ability to maintain the facility clearance required to perform on classified contracts for U.S. federal government agencies, or to maintain security clearances for our employees;

•changes to government certification requirements;

•ability to achieve or maintain one or more government certifications, including our existing FedRAMP certification;

•an extended government shutdown or other potential delays or changes in the government appropriations or other funding authorization processes including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the recent COVID-19 pandemic;

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

We have a significant number of customers in the business services, energy, financial services, healthcare and pharmaceuticals, technology, manufacturing, media and entertainment, online services, retail, telecommunications and travel and transportation industries. A substantial downturn in any of these industries may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. For example, the impact of the COVID-19 pandemic on the current economic environment has caused, and may in the future cause, customers to request concessions including extended payment terms or better pricing. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings.

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

Data privacy and security have become significant issues in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain types of information. For example, on January 1, 2020, the California Consumer Privacy Act (“CCPA”), which requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, became operative. Aspects of the CCPA and its interpretation remain unclear. We cannot yet fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, a new proposed privacy law, the California Privacy Rights Act (“CPRA”) recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy or data protection legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the EU General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and, in addition to imposing stringent obligations relating to data protection and security, authorizes fines up to 4% of global annual revenue or €20 million, whichever is greater, for some violations. We relied in part upon the EU-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the European Commission to provide U.S. companies with a valid data transfer mechanism under EU law to permit them to transfer personal data from the European Union to the United States, and continue to rely in part on the Swiss-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the Swiss Administration to provide U.S. companies with a valid data transfer mechanism under Swiss law for the transfer of personal data from Switzerland to the United States. The EU-U.S. Privacy Shield Framework and model contractual clauses approved by the European Commission (the “SCCs”), which we use in our business to address certain cross-border data transfers, each have faced challenges in European courts, and on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield and imposed additional obligations on companies when relying on the SCCs. This CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. The CJEU’s decision may require us to take additional steps to legitimize any personal data transfers that are impacted by this decision, increasing costs of compliance and limitations on our customers and us. More generally, we may find it necessary or desirable to modify our data handling practices, and this CJEU decision or other legal challenges relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results. The United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, and this Data Protection Act was amended to further align with the GDPR in 2019. Brexit has, however, created uncertainty with regard to data protection regulation in the United Kingdom and how data transfers to and from the United Kingdom will be regulated post-Brexit. Our EMEA headquarters is in London, causing this uncertainty to be particularly significant to our operations. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services. Complying with the GDPR or other laws, regulations, or other obligations relating to privacy, data protection, data localization or security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results.

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

We continue to be substantially dependent on our sales force to effectively execute our sales strategies to obtain new customers and to drive additional use cases and adoption among our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require, and further, the restrictions placed on recruiting, training and retention by the COVID-19 pandemic may further exacerbate our efforts to expand our sales force. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. In addition, as we continue to grow rapidly, a large percentage of our sales force is new to the company and our offerings. As our sales strategies evolve and offerings expand, additional training for new hires and our existing team may be required for our sales force to successfully execute on those strategies. We periodically adjust our sales organization and our compensation programs as part of our efforts to optimize our sales operations to grow revenue and support our business model transition. If we have not structured our sales organization or compensation for our sales personnel in a way that properly supports our company’s objectives, or if we fail to make changes in a timely fashion or do not effectively manage changes, our revenue growth could be adversely affected. Our growth creates additional challenges and risks with respect to attracting, integrating and retaining qualified employees, particularly sales personnel. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

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

•we may incur potential goodwill impairment charges related to acquisitions;

•we may incur costs and experience potential difficulties associated with the requirement to test and assimilate the internal control processes of the acquired business;

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

•relationships with existing customers, vendors and distributors as business partners may be impacted as a result of us acquiring another company or business that competes with or otherwise is incompatible with those existing relationships;

•our due diligence of an acquired company or business may not identify significant problems or liabilities, or we may underestimate the costs and effects of identified liabilities;

•we may be exposed to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to claims from former employees, customers or other third parties, which may differ from or be more significant than the risks our business faces;

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

Our ability to use our net operating losses and tax credits to offset future taxable income and tax may be subject to certain limitations.

Our unused net operating losses and tax credits generally carry forward to offset future taxable income and tax. We record an asset for these future tax benefits, with our U.S. federal and state benefits subject to a full valuation allowance. Federal, state and foreign taxing bodies often place limitations on net operating loss and tax credit carryforward benefits. As a result, we may not be able to utilize the net operating and tax credit assets reflected on our balance sheet, even if we attain profitability. Section 382 of the United States Internal Revenue Code of 1986 (the “Code”) is an example of a limitation. A corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. If our existing NOLs are subject to limitations arising from an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code, and a certain amount of our prior year NOLs could expire without benefit. Changes in the law may also impact our ability to use our net operating loss and tax credit carryforwards. For example, the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, modified certain limitations on the use of our federal NOLs, and California recently enacted legislation limiting the use of our state NOLs for taxable years 2020, 2021, and 2022.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our financial results.

We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Certain jurisdictions in which we do not collect such taxes may successfully assert that such taxes are applicable or that our presence in such jurisdictions is sufficient to require us to collect taxes and that could result in tax assessments, penalties, interest and requirement to collect such taxes in the future. Such tax assessments, penalties, interest or future requirements to charge taxes to our customers may adversely affect our financial results.

We could be subject to additional tax liabilities.

We are subject to federal, state and local taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes as there are many activities and transactions for which the ultimate tax determination is uncertain. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. At any given time, we are subject to routine inquiries from taxing jurisdictions worldwide and are working to resolve these various routine questions and potential errors. Our financial statements reflect our best judgement of needed reserves to cover known contingencies, but there can be no assurances on the final outcome of any tax assessment. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by challenges to our intercompany relationships and transfer pricing arrangements, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new tax laws that could increase our tax liabilities in countries where we do business.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $1.27 billion aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (the “2027 Notes”), $776.7 million aggregate principal amount of 0.50% Convertible Senior Notes due 2023 (the “2023 Notes”) and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (the “2025 Notes” and collectively, the “Notes”) that we issued in June 2020 and September 2018, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow guidance are incorrect, for example, due to the unknown impacts of the COVID-19 pandemic, our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to meet our debt obligations, including the Notes, which would materially and adversely impact our business, financial condition and operating results.

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

In the event the conditional conversion feature of a series of Notes is triggered, holders of such Notes will be entitled under the applicable indenture governing such Notes to convert their Notes at any time during specified periods at their option. If one or more holders of a series of Notes elect to convert such Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

In connection with the offerings of the Notes, we entered into privately negotiated capped call transactions with certain counterparties (collectively, the “Capped Calls”). The Capped Calls relating to the 2023 Notes cover, subject to customary adjustments, the number of shares of our common stock that will initially underlie the 2023 Notes, and the Capped Calls relating to the 2025 Notes cover, subject to customary adjustments, the number of shares of our common stock that will initially underlie the 2025 Notes, and the Capped Calls relating to the 2027 Notes cover, subject to customary adjustments, the number of shares of our common stock that will initially underlie the 2027 Notes. The Capped Calls are expected generally to offset the potential dilution to our common stock as a result of any conversion of the relevant series of Notes. The counterparties to the Capped Calls may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so on each exercise date for the Capped Calls, or following any termination of any portion of the Capped Calls in connection with any repurchase, redemption or early conversion of the Notes), which could increase or decrease the market price of our common stock. If any such Capped Calls fail to become effective, the counterparties may unwind their hedge positions with respect to our common stock, which could also adversely affect the price of our common stock.

We are subject to counterparty risk with respect to the Capped Calls.

The counterparties to the Capped Calls are financial institutions, and we will be subject to the risk that one or more of the counterparties may default, fail to perform or exercise their termination rights under the Capped Calls. Our exposure to the credit risk of the counterparties will not be secured by any collateral. If a counterparty to the Capped Calls becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default, failure to perform or a termination of the Capped Calls by a counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

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

4.1
Indenture, dated as of June 5, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on June 5, 2020).

4.2
Form of Global Note, representing Registrant’s 1.125% Convertible Senior Notes due 2027 (incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on June 5, 2020).

10.1	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 5, 2020).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 3, 2020

SPLUNK INC.

	By:	/s/ Jason Child
Jason Child
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)