Form 10-Q
period 2020-10-31
SPLUNK INC
filed 2020-12-10
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2020

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

There were 161,720,841 shares of the Registrant’s Common Stock issued and outstanding as of December 1, 2020.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	October 31, 2020	January 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,652,263	$778,653
Investments, current	341,409	976,508
Accounts receivable, net	799,960	838,743
Prepaid expenses and other current assets	140,853	129,839
Deferred commissions, current	120,762	99,072
Total current assets	3,055,247	2,822,815
Investments, non-current	18,228	35,370
Accounts receivable, non-current	316,824	468,934
Operating lease right-of-use assets	374,980	267,086
Property and equipment, net	185,606	156,928
Intangible assets, net	199,210	238,415
Goodwill	1,301,073	1,292,840
Deferred commissions, non-current	67,854	88,990
Other assets	75,673	68,093
Total assets	$5,594,695	$5,439,471
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,479	$18,938
Accrued compensation	286,101	286,159
Accrued expenses and other liabilities	190,820	177,822
Deferred revenue, current	763,646	829,377
Total current liabilities	1,257,046	1,312,296
Convertible senior notes, net	2,275,313	1,714,630
Operating lease liabilities	339,394	235,631
Deferred revenue, non-current	110,504	176,832
Other liabilities, non-current	3,126	653
Total non-current liabilities	2,728,337	2,127,746
Total liabilities	3,985,383	3,440,042
Commitments and contingencies (Note 3 and 4)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 161,701,267 shares issued and outstanding at October 31, 2020, and 157,787,548 shares issued and outstanding at January 31, 2020	162	157
Accumulated other comprehensive loss	(4,625)	(5,312)
Additional paid-in capital	3,943,678	3,566,055
Accumulated deficit	(2,329,903)	(1,561,471)
Total stockholders’ equity	1,609,312	1,999,429
Total liabilities and stockholders’ equity	$5,594,695	$5,439,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share amounts)	2020	2019	2020	2019
Revenues
License	$240,225	$373,684	$565,424	$855,825
Cloud services	144,714	80,439	382,736	212,946
Maintenance and services	173,633	172,213	536,147	498,973
Total revenues	558,572	626,336	1,484,307	1,567,744
Cost of revenues (1)
License	5,009	5,796	16,549	17,414
Cloud services	63,354	41,045	176,572	108,525
Maintenance and services	68,417	60,978	204,328	176,011
Total cost of revenues	136,780	107,819	397,449	301,950
Gross profit	421,792	518,517	1,086,858	1,265,794
Operating expenses (1)
Research and development	190,222	158,887	579,643	422,287
Sales and marketing	323,146	319,023	966,057	896,757
General and administrative	73,941	88,092	234,746	226,118
Total operating expenses	587,309	566,002	1,780,446	1,545,162
Operating loss	(165,517)	(47,485)	(693,588)	(279,368)
Interest and other income (expense), net
Interest income	2,382	12,612	12,438	45,373
Interest expense	(33,972)	(24,406)	(88,557)	(71,527)
Other income (expense), net	(710)	(215)	4,533	(1,408)
Total interest and other income (expense), net	(32,300)	(12,009)	(71,586)	(27,562)
Loss before income taxes	(197,817)	(59,494)	(765,174)	(306,930)
Income tax provision (benefit)	3,714	(1,855)	3,258	7,010
Net loss	$(201,531)	$(57,639)	$(768,432)	$(313,940)

Basic and diluted net loss per share	$(1.26)	$(0.38)	$(4.83)	$(2.08)

Weighted-average shares used in computing basic and diluted net loss per share	160,515	152,404	158,998	150,659
 _________________________
(1)    Amounts include stock-based compensation expense, as follows:

Cost of revenues	$13,715	$10,426	$40,903	$31,710
Research and development	63,180	45,003	198,033	126,722
Sales and marketing	43,711	50,743	150,932	150,018
General and administrative	18,184	26,680	62,613	70,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2020	2019	2020	2019
Net loss	$(201,531)	$(57,639)	$(768,432)	$(313,940)
Other comprehensive income (loss)
Net unrealized gain (loss) on investments (net of tax)	(1,093)	1,002	(407)	2,044
Foreign currency translation adjustments	1,198	(679)	1,094	(2,699)
Total other comprehensive income (loss)	105	323	687	(655)
Comprehensive loss	$(201,426)	$(57,316)	$(767,745)	$(314,595)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended October 31,
(In thousands)	2020	2019
Cash flows from operating activities
Net loss	$(768,432)	$(313,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,269	46,079
Amortization of deferred commissions	99,217	75,078
Amortization of investment premiums (accretion of discounts), net	(890)	(7,969)
Amortization of debt discount and issuance costs	71,655	59,477
Gain on extinguishment of convertible senior notes	(6,952)	—
Repurchase of convertible senior notes attributable to the accreted interest related to debt discount	(22,149)	—
Non-cash operating lease costs	15,783	7,511
Stock-based compensation	452,481	378,928
Disposal of property and equipment	981	—
Deferred income taxes	(2,009)	(398)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	190,893	(165,735)
Prepaid expenses and other assets	(14,456)	(181,201)
Deferred commissions	(99,771)	(84,461)
Accounts payable	(5,179)	(1,129)
Accrued compensation	310	(12,821)
Accrued expenses and other liabilities	(13,497)	2,619
Deferred revenue	(132,350)	(30,843)
Net cash used in operating activities	(167,096)	(228,805)
Cash flows from investing activities
Purchases of investments	(87,135)	(815,685)
Maturities of investments	743,320	805,971
Acquisitions, net of cash acquired	(11,758)	(576,296)
Purchases of property and equipment	(28,307)	(53,524)
Capitalized software development costs	(10,703)	—
Other investment activities	(3,461)	(3,750)
Net cash provided by (used in) investing activities	601,956	(643,284)
Cash flows from financing activities
Proceeds from the exercise of stock options	3,084	624
Proceeds from employee stock purchase plan	44,214	34,482
Proceeds from the issuance of convertible senior notes, net of issuance costs	1,246,544	—
Purchase of capped calls	(137,379)	—
Partial repurchase of convertible senior notes	(668,929)	—
Taxes paid related to net share settlement of equity awards	(49,235)	(164,160)
Net cash provided by (used in) financing activities	438,299	(129,054)
Effect of exchange rate changes on cash and cash equivalents	451	(1,552)
Net increase (decrease) in cash and cash equivalents	873,610	(1,002,695)
Cash and cash equivalents at beginning of period	778,653	1,876,165
Cash and cash equivalents at end of period	$1,652,263	$873,470

Supplemental disclosures
Cash paid for income taxes	$8,406	$16,629
Cash paid for interest	22,861	15,761
Non-cash investing activities
Increase in accrued purchases of property and equipment	10,455	11,853
Equity consideration for acquisitions	—	363,139
Vesting of early exercised options	164	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2020	2019	2020	2019
Common stock
Balance, beginning of period	$160	$151	$157	$149
Issuance of restricted stock awards	—	1	—	1
Vesting of restricted stock units	2	—	4	2
Issuance of common stock	—	3	—	3
Issuance of common stock upon ESPP purchase	—	—	1	—
Balance, end of period	$162	$155	$162	$155
Additional paid-in capital
Balance, beginning of period	$3,802,423	$2,918,277	$3,566,055	$2,754,858
Stock-based compensation	138,790	132,852	452,481	378,928
Capitalized software development costs	2,012	—	5,862	—
Issuance of common stock upon exercise of options	413	68	3,083	622
Issuance of common stock from acquisitions	—	344,569	—	344,569
Fair value of replacement equity awards attributable to pre-acquisition service	—	18,567	—	18,567
Vesting of early exercised options	47	—	164	—
Taxes paid related to net share settlement of equity awards	(7)	(46,467)	(49,235)	(164,160)
Issuance of common stock upon ESPP purchase	—	—	44,214	34,482
Equity component of convertible senior notes, net	—	—	342,062	—
Purchase of capped calls	—	—	(137,379)	—
Partial repurchase of convertible senior notes	—	—	(283,629)	—
Balance, end of period	$3,943,678	$3,367,866	$3,943,678	$3,367,866
Accumulated other comprehensive loss
Balance, beginning of period	$(4,730)	$(3,484)	$(5,312)	$(2,506)
Unrealized gain (loss) from investments (net of tax)	(1,093)	1,002	(407)	2,044
Net change in cumulative translation adjustments	1,198	(679)	1,094	(2,699)
Balance, end of period	$(4,625)	$(3,161)	$(4,625)	$(3,161)
Accumulated deficit
Balance, beginning of period	$(2,128,372)	$(1,481,104)	$(1,561,471)	$(1,232,044)
Cumulative-effect adjustment from adoption of ASU 2016-02	—	—	—	7,241
Net loss	(201,531)	(57,639)	(768,432)	(313,940)
Balance, end of period	$(2,329,903)	$(1,538,743)	$(2,329,903)	$(1,538,743)

Total stockholders’ equity	$1,609,312	$1,826,117	$1,609,312	$1,826,117

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods covered by the financial statements and accompanying notes. In particular, we make estimates with respect to the stand-alone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, uncollectible accounts receivable, the assessment of the useful life and recoverability of long-lived assets (property and equipment, goodwill and identified intangibles), the period of benefit for deferred commissions, stock-based compensation expense, the fair value of the liability component of the convertible debt, the fair value of assets acquired and liabilities assumed for business combinations, income taxes, the discount rate used for operating leases, and contingencies. Actual results could differ from those estimates.

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

Recently Adopted Accounting Standards

Standard	Description	Effective Date	Effect on the Condensed Consolidated Financial Statements (or Other Significant Matters)
Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes	The amendments in this ASU simplify the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance to improve consistent application. Most amendments within this standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.	We adopted this standard as of August 1, 2020.	The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
ASU No. 2016-13 (Topic 326), Financial Instruments - Credit Losses	The amendments in this update require a financial asset (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans and available-for-sale securities.	We adopted this new standard as of February 1, 2020, using the modified prospective method recognized as of the date of initial application. Under this method, we are not required to restate or disclose the effects of applying Topic 326 for comparative periods.	The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements

Standard	Description	Effective Date	Effect on the Condensed Consolidated Financial Statements (or Other Significant Matters)
ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815 - 40)	This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity, which reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments will no longer have to be separated into debt and equity components. Convertible debt instruments will be reported as a single liability and convertible preferred stock will be reported as a single equity instrument. Similarly, the embedded conversion feature will no longer be amortized as interest expense over the life of the instrument. Instead, a convertible debt instrument will be accounted for wholly as debt unless 1) a convertible instrument contains features that require bifurcation as a derivative, or 2) a convertible debt instrument was issued at a substantive premium. Among other potential impacts, this ASU is expected to reduce reported interest expense, decrease reported net loss, and result in a reclassification of certain conversion feature balance sheet amounts from stockholder’s equity to liabilities as it relates to the convertible senior notes. This ASU also amends the related EPS guidance for both Subtopics and is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP.	First quarter of fiscal 2023. Early adoption is permitted beginning in fiscal 2022.	We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	October 31, 2020				January 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$799,887	$—	$—	$799,887	$138,999	$—	$—	$138,999
U.S. treasury securities	—	301,922	—	301,922	—	875,180	—	875,180
Corporate bonds	—	39,487	—	39,487	—	124,972	—	124,972
Commercial paper	—	—	—	—	—	4,994	—	4,994
Other	—	—	2,000	2,000	—	—	2,000	2,000
Reported as:
Assets:
Cash and cash equivalents				$799,887				$147,034
Investments, current				341,409				976,508
Investments, non-current				2,000				22,603
Total				$1,143,296				$1,146,145

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

We invest in U.S. treasury securities, corporate bonds and commercial paper, which we have classified as available-for-sale investments. The following table presents our available-for-sale investments as of October 31, 2020:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$301,275	$647	$—	$301,922
Corporate bonds	39,302	185	—	39,487
Total available-for-sale investments	$340,577	$832	$—	$341,409

The following table presents our available-for-sale investments as of January 31, 2020:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$8,035	$—	$—	$8,035
Investments, current:
U.S. treasury securities	866,578	590	(23)	867,145
Corporate bonds	103,848	521	—	104,369
Commercial paper	4,991	3	—	4,994
Investments, non-current:
Corporate bonds	20,444	159	—	20,603
Total available-for-sale investments	$1,003,896	$1,273	$(23)	$1,005,146

The following table presents the fair values and unrealized losses of our available-for-sale investments classified by length of time that the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
January 31, 2020
U.S. treasury securities	$129,149	$(23)	$—	$—	$129,149	$(23)
Corporate bonds	7,504	—	—	—	7,504	—
Total	$136,653	$(23)	$—	$—	$136,653	$(23)

As of October 31, 2020, we did not have any available-for-sale investments in an unrealized loss position.

The contractual maturities of our investments are as follows:

(In thousands)	October 31, 2020
Due within one year	$341,409
Total	$341,409

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

Equity Investments

Our equity investments are included in “Investments, non-current” on our condensed consolidated balance sheets. The following table provides a summary of our equity investments:

(In thousands)	October 31, 2020	January 31, 2020
Equity investments without readily determinable fair values	$12,744	$10,744
Equity investments under the equity method of accounting	3,484	2,023
Total	$16,228	$12,767

As of October 31, 2020 and January 31, 2020, we did not consider any of our investments to be impaired.

(3)    Commitments and Contingencies

Legal Proceedings

A putative class action lawsuit alleging violations of the federal securities laws was filed on December 4, 2020 in the U.S. District Court for the Northern District of California against us, our CEO and our CFO. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, for allegedly making materially false and misleading statements regarding our financial guidance. The complaint asserts a putative class period stemming from October 21, 2020 to December 2, 2020. The plaintiff seeks unspecified monetary damages and other relief.

We are also subject to certain routine legal and regulatory proceedings, as well as demands and claims that arise in the normal course of our business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on our condensed consolidated results of operations, cash flows or financial position, nor is it possible to provide an estimated amount of any such loss. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future financial position, results of operations or cash flows, or all, in a particular period.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts as of October 31, 2020. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)    Leases

We have operating leases for office space, used for our business operations and sales support, and data centers, used primarily for product development.

Operating lease costs were $18.9 million and $57.3 million, excluding variable lease costs of $2.6 million and $9.9 million for the three and nine months ended October 31, 2020, respectively. Operating lease costs also exclude short-term leases and sublease income which were immaterial for the three and nine months ended October 31, 2020. Operating lease costs were $12.6 million and $35.0 million, excluding short-term leases, variable lease costs and sublease income, which were immaterial, for the three and nine months ended October 31, 2019, respectively.

Our lease term and the discount rate related to our operating lease right-of-use assets and related lease liabilities were as follows:

October 31, 2020
Weighted-average remaining lease term (in years)	8.52
Weighted-average discount rate	5.98%

As of October 31, 2020, the maturity of lease liabilities under our non-cancelable operating leases were as follows:

Fiscal Period (In thousands)	Future Payments
Remaining fiscal 2021	$11,758
Fiscal 2022	72,002
Fiscal 2023	66,504
Fiscal 2024	55,202
Fiscal 2025	48,934
Thereafter	271,760
Total lease payments	526,160
Less imputed interest	(122,056)
Total current and non-current operating lease liabilities (1)	$404,104
_________________________
(1)    The current portion of our operating lease liabilities is included in “Accrued expenses and other liabilities” on our condensed consolidated balance sheets.

As of October 31, 2020, we have entered into a lease, primarily for office space that has not yet commenced, with future lease payments of $8.3 million that are not reflected in the above. This lease will commence in fiscal 2022 with a non-cancelable lease term of 11 years.

Supplemental Disclosures

	Nine Months Ended October 31,
(In thousands)	2020	2019
Cash paid for operating lease liabilities	$39,613	$29,208
Operating lease liabilities arising from obtaining right-of-use assets	148,007	99,167

(5)    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

(In thousands)	October 31, 2020	January 31, 2020
Computer equipment and software	$114,537	$109,892
Furniture and fixtures	33,757	28,568
Leasehold and building improvements (1)	179,765	141,965
Property and equipment, gross	328,059	280,425
Less: accumulated depreciation and amortization	(142,453)	(123,497)
Property and equipment, net	$185,606	$156,928
_________________________
(1)    Includes costs related to assets not yet placed into service of $29.6 million and $46.5 million, as of October 31, 2020 and January 31, 2020, respectively.

Depreciation and amortization expense of Property and equipment, net was $9.8 million and $8.6 million for the three months ended October 31, 2020 and 2019, respectively, and $23.3 million and $21.5 million for the nine months ended October 31, 2020 and 2019, respectively.

Geographic Information

The following table presents our long-lived assets, which consist of property and equipment, net of depreciation and amortization, and operating lease right-of-use assets by geographic region:

(In thousands)	October 31, 2020	January 31, 2020
United States	$496,591	$362,586
International	63,995	61,428
Total long-lived assets	$560,586	$424,014

Other than the United States, no country represented 10% or more of our total long-lived assets as of October 31, 2020 or January 31, 2020.

(6)    Acquisitions, Goodwill and Intangible Assets

Fiscal 2021 Acquisition

Plumbr

On October 5, 2020, we acquired 100% of the voting equity interest of OÜ Plumbr (“Plumbr”), a privately-held Estonian corporation that offers auto-instrumentation, real user monitoring and application performance monitoring capabilities. This acquisition has been accounted for as a business combination. The purchase price of $11.8 million, paid in cash, was allocated as follows: $3.9 million to identifiable intangible assets, $0.3 million to net liabilities acquired, with the excess $8.2 million of the purchase price over the fair value of net assets acquired recorded as goodwill. Goodwill is allocated to our one operating segment, is not deductible for income tax purposes and is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. The identifiable intangible assets, which primarily consisted of developed technology, has an estimated useful life of 3 years. We also entered into holdback agreements for equity awards with a fair value of $4.6 million with certain employees which are subject to the recipients’ continued service with us and thus excluded from the purchase price and will be recognized ratably as stock-based compensation expense over the required service period. The results of operations of Plumbr have been included in our condensed consolidated financial statements from the date of purchase.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma information presents the combined results of operations as if the acquisitions of SignalFx and Omnition had been completed in the beginning of the applicable comparable prior annual reporting period. The unaudited pro forma results include adjustments primarily related to the following: (i) amortization associated with preliminary estimates for the acquired intangible assets; (ii) recognition of post-acquisition stock-based compensation; (iii) the effect of recording deferred revenue at fair value; (iv) elimination of historical interest expense related to debt extinguished in the acquisition of SignalFx; (v) the inclusion of acquisition costs as of the earliest period presented; and (vi) the associated tax impact of the acquisitions and these unaudited pro forma adjustments.

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

(In thousands)	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
Revenues	$631,348	$1,584,999
Net loss	$(83,162)	$(413,940)

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (in months)
Developed technology	$3,600	36
Total intangible assets acquired	$3,600

Goodwill

Goodwill balances are presented below:

(In thousands)	Carrying Amount
Balance as of January 31, 2020	$1,292,840
Goodwill acquired	8,233
Balance as of October 31, 2020	$1,301,073

There were no impairments to goodwill during the nine months ended October 31, 2020 or during prior periods.

Intangible Assets

Intangible assets subject to amortization as of October 31, 2020 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$256,449	$(117,212)	$139,237	62
Customer relationships	81,810	(24,403)	57,407	44
Other acquired intangible assets	7,270	(4,704)	2,566	23
Total intangible assets subject to amortization	$345,529	$(146,319)	$199,210

Intangible assets subject to amortization as of January 31, 2020 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$252,530	$(87,112)	$165,418	68
Customer relationships	81,810	(12,403)	69,407	53
Other acquired intangible assets	7,270	(3,680)	3,590	32
Total intangible assets subject to amortization	$341,610	$(103,195)	$238,415

Amortization expense from acquired intangible assets was $13.8 million and $10.1 million for the three months ended October 31, 2020 and 2019, respectively, and $43.1 million and $24.3 million for the nine months ended October 31, 2020 and 2019, respectively.

The expected future amortization expense for acquired intangible assets as of October 31, 2020 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Remaining fiscal 2021	$13,018
Fiscal 2022	46,873
Fiscal 2023	42,831
Fiscal 2024	37,886
Fiscal 2025	31,182
Thereafter	27,420
Total amortization expense	$199,210

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

During the three months ended October 31, 2020, the conditional conversion feature of each of the 2023 Notes and 2025 Notes was triggered as the last reported sale price of our common stock was greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2020 (the last trading day of the fiscal quarter) and therefore each of the 2023 Notes and the 2025 Notes are currently convertible, in whole or in part, at the option of the holders of each series between November 1, 2020 and January 31, 2021. Whether the 2023 Notes and the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since we have the election of settling any conversions of the 2023 Notes and 2025 Notes in cash, shares of our common stock, or a combination of both, we continued to classify the liability component of each of the 2023 Notes and 2025 Notes as long-term debt on our condensed consolidated balance sheet as of October 31, 2020. During the three months ended October 31, 2020, the conditions allowing holders of the 2027 Notes to convert were not met. The 2027 Notes were therefore not convertible during the three months ended October 31, 2020 and were classified as long-term debt on our condensed consolidated balance sheets.

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

The net carrying amounts of the liability component for each series of Notes as of October 31, 2020 were as follows:

(In thousands)	2023 Notes (1)	2025 Notes	2027 Notes
Liability component:
Principal amount	$776,661	$862,500	$1,265,000
Unamortized discount	(99,870)	(175,741)	(331,022)
Unamortized issuance costs	(3,897)	(4,835)	(13,483)
Net carrying amount	$672,894	$681,924	$920,495
_________________________
(1)    Reflects the impact of the 2023 Notes Partial Repurchase on June 5, 2020, as discussed below.

The following tables sets forth the interest expense related to each series of Notes:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2020	2019	2020	2019
2023 Notes:
Coupon interest expense	$971	$1,581	$3,726	$4,743
Amortization of debt discount (conversion option)	8,040	12,390	30,062	36,203
Amortization of debt issuance costs	315	484	1,174	1,414
Total interest expense related to the 2023 Notes	$9,326	$14,455	$34,962	$42,360

2025 Notes:
Coupon interest expense	$2,426	$2,426	$7,278	$7,278
Amortization of debt discount (conversion option)	7,767	7,308	22,728	21,276
Amortization of debt issuance costs	213	201	624	585
Total interest expense related to the 2025 Notes	$10,406	$9,935	$30,630	$29,139

2027 Notes:
Coupon interest expense	$3,558	$—	$5,732	$—
Amortization of debt discount (conversion option)	10,168	—	16,398	—
Amortization of debt issuance costs	414	—	668	—
Total interest expense related to the 2027 Notes	$14,140	$—	$22,798	$—

As of October 31, 2020, the total estimated fair values of the 2023 Notes, the 2025 Notes, and the 2027 Notes were approximately $1.12 billion, $1.28 billion and $1.40 billion, respectively. The fair value was determined based on the closing trading price per $100 of the respective series of Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

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

(8)    Stock Compensation Plans

The following table summarizes the stock option, restricted stock unit (“RSU”), restricted stock award (“RSA”) and performance unit (“PSU”) award activity under our 2012 Equity Incentive Plan during the nine months ended October 31, 2020:

	Options Outstanding				RSUs and PSUs Outstanding
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
			(in years)	(in thousands)
Balances as of January 31, 2020	823,541	$10.79	6.61	$118,978	13,141,650
Additional shares authorized
Options exercised	(311,856)	9.90		45,817
Options forfeited and expired	(52,104)	12.94
RSUs and PSUs granted					2,177,411
RSUs and PSUs vested					(3,587,192)
RSUs and PSUs forfeited and canceled					(1,143,776)
Balances as of October 31, 2020	459,581	$11.15	6.07	$85,891	10,588,093
Vested and expected to vest	447,014	$11.14	6.02	$83,546	9,951,791
Exercisable as of October 31, 2020	190,974	$10.92	3.51	$35,735
 _________________________
(1)    The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of October 31, 2020.

During the nine months ended October 31, 2020 and 2019, upon each settlement date of our outstanding RSUs to current employees, RSUs were withheld to cover the required withholding tax, which was based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity on our condensed consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs were not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares were returned to the reserves and are available for future issuance under our 2012 Equity Incentive Plan.

During the nine months ended October 31, 2020, we granted 318,514 PSUs to certain executives under our 2012 Equity Incentive Plan, which includes both PSUs awarded but not yet earned, as well as PSUs earned and eligible to vest. The number of PSUs earned and eligible to vest will be determined after a one-year performance period, based on achievement of certain company financial performance measures and the recipient’s continued service with us. The number of shares of our stock to be received based on financial performance measures can range from 0% to 200% of the target amount. Compensation expense for PSUs with financial performance measures is measured using the fair value at the date of grant and recorded over the four-year vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. Additionally, beginning in fiscal 2019, our PSUs granted contain an additional market performance measure that can increase the number of shares earned by up to an additional 50% of the shares received based on the financial performance measure.

On October 27, 2020, the Compensation Committee of our Board of Directors approved a modification to the performance thresholds of our fiscal 2021 PSU awards. We accounted for this change as a Type III modification under ASC 718 as the expectation of the achievement of certain performance conditions related to these awards changed from improbable to probable post-modification. As a result, in the three months ended October 31, 2020, we reversed $10.8 million of stock-based compensation expense previously recognized for these awards. Post-modification stock-based compensation expense related to these awards will be recognized based on the modification date fair value over their remaining service period, under the graded-vesting attribution method.

The following table presents unrecognized compensation cost related to stock options, RSUs, PSUs and RSAs as of October 31, 2020:

	Unrecognized Compensation Cost (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Stock options	$25,902	1.8
RSUs	987,500	2.5
PSUs	95,020	1.2
RSAs	47,319	1.9
Total unrecognized compensation cost	$1,155,741

The following table summarizes our RSA activity during the nine months ended October 31, 2020:

Shares
Outstanding as of January 31, 2020	857,793
RSAs issued	23,475
RSAs vested	(344,794)
RSAs forfeited and canceled	(850)
Outstanding as of October 31, 2020	535,624

The weighted-average grant date fair value of RSUs granted was $155.42 per share during the nine months ended October 31, 2020. The weighted-average grant date fair value of PSUs granted was $205.02 per share during the nine months ended October 31, 2020. The weighted-average grant date fair value of RSAs granted was $194.07 per share during the nine months ended October 31, 2020.

(9)    Revenues, Accounts Receivable, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2020	2019	2020	2019
Revenues
License	$240,225	$373,684	$565,424	$855,825
Cloud services	144,714	80,439	382,736	212,946
Maintenance, professional services and training	173,633	172,213	536,147	498,973
Total revenues	$558,572	$626,336	$1,484,307	$1,567,744

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2020	2019	2020	2019
United States	$399,445	$489,911	$1,010,951	$1,154,477
International	159,127	136,425	473,356	413,267
Total revenues	$558,572	$626,336	$1,484,307	$1,567,744

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented.

The following table presents revenues by channel partners representing 10% or more of total revenues:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2020	2019	2020	2019
Channel Partner A	26%	27%	28%	29%
Channel Partner B	15%	30%	15%	23%

The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three or nine months ended October 31, 2020 or 2019, respectively.

Accounts Receivable

The following table presents total current and non-current accounts receivable by channel partners representing 10% or more of total current and non-current accounts receivable:

(In thousands)	October 31, 2020	January 31, 2020
Channel Partner A	23%	27%
Channel Partner B	15%	13%

The COVID-19 pandemic and the recent economic downturn prompted us to perform additional credit reviews of our existing customers. After performing our additional reviews using a current expected credit loss model, we determined that, while there may be delays in our collections, the risk of credit loss on our accounts receivable as of October 31, 2020 was expected to be materially consistent with prior periods.

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2020 and 2019 were $662.7 million and $534.7 million during the nine months ended October 31, 2020 and 2019, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $1.71 billion as of October 31, 2020, of which we expect to recognize approximately 61% as revenue over the next 12 months and the remainder thereafter.

(10)    Income Taxes

We are subject to income taxes in the U.S. and in foreign jurisdictions. We base our interim tax accruals on an estimated annual effective tax rate applied to year-to-date income, and we record discrete tax items in the period to which they relate. In each quarter, we update our estimated annual effective tax rate and make a year-to-date adjustment to our tax provision as necessary. Our fiscal 2021 annual effective rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on our U.S. losses. For the three months ended October 31, 2020 and 2019, we recorded income tax expense of $3.7 million and an income tax benefit of $1.9 million, respectively. For the nine months ended October 31, 2020 and 2019, we recorded income tax expense of $3.3 million and $7.0 million, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act contains numerous income tax provisions, such as changes to carry overs of net operating losses, changes in interest deductibility limits and technical corrections, including one impacting depreciation of Qualified Improvement Property. We recorded an immaterial benefit during the nine months ended October 31, 2020 as a result of the change in the depreciation of Qualified Improvement Property.

During the three months ended October 31, 2020, there were no material changes to our unrecognized tax benefits, and we do not expect material changes in our unrecognized tax benefits within the next twelve months. Because of our history of tax losses, all years remain open to tax audit.

(11)    Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible senior notes, stock options, RSUs, PSUs and RSAs to the extent dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net loss	$(201,531)	$(57,639)	$(768,432)	$(313,940)
Denominator:
Weighted-average common shares outstanding	161,114	153,086	159,717	151,226
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(599)	(682)	(719)	(567)
Weighted-average shares used to compute net loss per share, basic and diluted	160,515	152,404	158,998	150,659

Net loss per share, basic and diluted	$(1.26)	$(0.38)	$(4.83)	$(2.08)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of October 31,
(In thousands)	2020	2019
Shares subject to outstanding common stock options	460	1,114
Shares subject to outstanding RSUs, PSUs and RSAs	11,124	12,413
Employee stock purchase plan	356	360
Shares underlying the conversion spread in the convertible senior notes	2,882	—
Total	14,822	13,887

As of October 31, 2020, the aggregate outstanding principal amount under the Notes is potentially convertible into approximately 16.0 million shares of our common stock. Since we expect to settle the principal amount of our convertible senior notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the “conversion spread”) is considered in the diluted earnings per share calculation. The conversion spread has a potentially dilutive effect on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $148.30 per share for the 2023 Notes and the 2025 Notes, and $255.34 per share for the 2027 Notes.

During the three months ended October 31, 2020, the average market price of our common stock was $200.59, which exceeded the initial conversion price of the 2023 Notes and the 2025 Notes. Accordingly, we calculated the potentially dilutive effect of the conversion spread for the 2023 Notes and 2025 Notes, which is included in the table above. We excluded the potentially dilutive effect of the conversion spread for the 2027 Notes as the average market price of our common stock during the three months ended October 31, 2020 was less than the conversion price of the 2027 Notes.

In connection with the issuance of the Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

(12)    Subsequent Events

On November 5, 2020, we acquired 100% of the voting equity interest of Rigor, Inc. (“Rigor”), a privately-held Delaware corporation that offers advanced synthetic monitoring and optimization tools, in exchange for total consideration with fair value of approximately $38.0 million. On December 7, 2020, we acquired 100% of the voting equity interest of Flowmill, Inc. (“Flowmill”), a privately-held Delaware corporation that specializes in network performance monitoring, in exchange for total consideration with fair value of approximately $21.6 million.

These acquisitions will be accounted for as business combinations and accordingly, their respective total purchase prices will be allocated to the fair values of the tangible and intangible assets acquired and the liabilities assumed based on their respective acquisition dates. We have not yet determined the purchase price allocation for the transactions.

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

Splunk Enterprise Security (“ES”) addresses emerging security threats and security information and event management (“SIEM”) use cases through monitoring, alerts and analytics. Splunk IT Service Intelligence (“ITSI”) is a machine learning powered monitoring and analytics solution that correlates nearly any kind of data across the business to provide monitoring and troubleshooting support and predict problems before they have an impact. Splunk Phantom automates and orchestrates incident response workflows to take immediate action the moment an incident is detected. Splunk On-Call is a cloud-based Collaborative Incident Response system that delivers context-rich alerts, reducing the time required to react to and address incidents. Splunk Infrastructure Monitoring is a cloud-based service that provides real-time monitoring and metrics for cloud infrastructure and microservices and applications observability. Splunk APM is a cloud-based service that provides application performance management (“APM”) for organizations.

Our revenue mix has shifted from sales of licenses to sales of cloud subscriptions and we expect it will continue to shift in favor of cloud subscriptions. Our transition to a subscription model has impacted, and it will continue to impact the timing of our recognition of revenue as an increasing percentage of our sales become recognized ratably, as well as impact our operating margins as cloud services become a larger percentage of our sales. Our shift to a subscription model has happened faster than we expected, and our ability to predict our revenue and margins in any particular period has been, and may continue to be, more limited. We have also shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time than it has historically, and expect this to negatively impact operating cash flows through at least fiscal 2022.

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

We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives. During fiscal 2021, we acquired companies that expand our observability capabilities, including companies that offer auto-instrumentation, real user monitoring, application performance monitoring, advanced synthetic monitoring, web optimization and network performance monitoring.

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

In December 2019, COVID-19 was reported in China, in January 2020 the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. This pandemic has had widespread, rapidly evolving, and unpredictable impacts on global economies, financial markets and business practices, and we anticipate governments and businesses will continue to take additional actions or extend existing actions to respond to the ongoing risks of the COVID-19 pandemic. The pandemic has impacted, and could further impact, our business and that of our customers as a result of quarantines, various local, state and federal government public health orders, and other restrictions. For example, we temporarily closed the majority of our global offices, required most of our employees to work remotely, implemented travel restrictions, and shifted certain of our customer-focused and corporate events to online-only experiences. Macroeconomic uncertainties resulting from the COVID-19 pandemic have also caused some of our customers to delay spending commitments, particularly for certain high-dollar and long-term contracts. The long-term impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration, spread, severity and potential recurrence of the virus. Our future performance will also depend on the impact of COVID-19 on our customers, partners, employee productivity and sales cycles, including as a result of travel restrictions. These potential developments are uncertain and cannot be predicted and as such, the extent to which COVID-19 will impact our business, operations, financial condition and results of operations over the long term is unknown. If we experience an increase in curtailed customer demand, reduced customer spend or contract duration, delayed collections, lengthened payment terms, lengthened sales cycles or competition due to changes in terms and conditions and pricing of our competitors’ products and services, our business, results of operations and overall financial performance in future periods could be materially adversely affected. Furthermore, due to our shift to a subscription model, the effect of COVID-19 may not be fully reflected in our results of operations and overall financial performance until future periods. For additional discussion of the potential impacts of the COVID-19 pandemic on our business, operating results and financial condition, refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Key Business Metrics

We use certain key financial and operating metrics to evaluate our performance and monitor the growth of our recurring revenue as we continue to shift to a subscription model.

Annualized Recurring Revenue

We use total annual recurring revenue (“Total ARR”) and cloud annual recurring revenue (“Cloud ARR”) to identify the annual recurring value of customer contracts at the end of a reporting period and to monitor the growth of our recurring business as we continue to shift to a subscription model. Total ARR represents the annualized revenue run-rate of active subscription, term license and maintenance contracts at the end of a reporting period. Cloud ARR represents the annualized revenue run-rate of active subscription contracts at the end of a reporting period. Each contract is annualized by dividing the total contract value by the number of days in the contract term and then multiplying by 365. The following presents our Cloud ARR and Total ARR (in millions):

Number of Customers with ARR Greater than $1 Million

We monitor the total number of customers with annual recurring revenue ("ARR") greater than $1 million at the end of a reporting period. An increase in this metric is an indicator of our ability to attract and scale with large enterprise customers who may have a more broad array of use cases that align with our Data-to-Everything platform. The following presents our number of customers with ARR greater than $1 million:

Dollar-Based Net Retention Rate

We quantify our net expansion across existing cloud customers through our cloud dollar-based net retention rate (“Cloud DBNRR”). We calculate Cloud DBNRR by dividing the total ARR from our cloud customer base at the end of a period (“Cloud Current Period ARR”) by the ARR of the same group of customers at the beginning of that 12-month period. Cloud Current Period ARR includes existing customer renewals and expansion, is net of existing customer contraction and churn, and excludes new customers. For the trailing 12-month Cloud DBNRR, we take the dollar-weighted average of the Cloud DBNRR over the trailing 12 months. The following presents our trailing 12-month Cloud DBNRR:

Financial Summary
(Dollars in millions)

Three Months Ended October 31, 2020 and 2019

Nine Months Ended October 31, 2020 and 2019

_________________________
*    Refer to Non-GAAP Financial Measures and Reconciliations below for further information regarding our reconciliation of non-GAAP financial measures to the equivalent GAAP measure.

Our customer base spans numerous industry verticals, including cloud and online services, education, financial services, government, healthcare/pharmaceuticals, industrials/manufacturing, media/entertainment, retail/ecommerce, technology and telecommunications, among others. As of October 31, 2020, our customers include over 90 of the Fortune 100 companies.

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

Non-GAAP Financial Measures and Reconciliations

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with the following non-GAAP financial measures: cloud services, cost of revenues, cloud services gross margin, cost of revenues, gross margin, research and development expense, sales and marketing expense, general and administrative expense, operating income (loss), operating margin, income tax provision (benefit), net income (loss), net income (loss) per share and free cash flow (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): expenses related to stock-based compensation and related employer payroll tax, amortization of intangible assets, restructuring and facility exit charges, acquisition-related adjustments, capitalized software development costs, non-cash interest expense related to convertible senior notes and a gain on extinguishment of convertible senior notes. The non-GAAP financial measures are also adjusted for our estimated tax rate on non-GAAP income (loss). To determine the estimated non-GAAP tax rate, we evaluate financial projections based on our non-GAAP results and the tax effect of those projections. The estimated non-GAAP tax rate takes into account many factors including our operating structure and tax positions. The non-GAAP tax rate applied to the three and nine months ended October 31, 2020 was 20%. The applicable fiscal 2020 tax rates are noted in the reconciliations. In addition, our non-GAAP financial measures include free cash flow, which represents operating cash flow less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated or used by the business.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance and allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude amortization of intangible assets, restructuring and facility exit charges, acquisition-related adjustments, capitalized software development costs, non-cash interest expense related to convertible senior notes and a gain on extinguishment of convertible senior notes from our non-GAAP financial measures because these adjustments are considered by management to be outside of our core operating results.

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

The following table reconciles our net cash used in operating activities to free cash flow:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2020	2019	2020	2019
Net cash used in operating activities	$(43,064)	$(134,863)	$(167,096)	$(228,805)
Less purchases of property and equipment	(2,491)	(27,090)	(28,307)	(53,524)
Free cash flow (non-GAAP)	$(45,555)	$(161,953)	$(195,403)	$(282,329)
Net cash provided by (used in) investing activities	$227,201	$(617,472)	$601,956	$(643,284)
Net cash provided by (used in) financing activities	$406	$(46,399)	$438,299	$(129,054)

The following table reconciles our GAAP to non-GAAP financial measures for the three months ended October 31, 2020:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of intangible assets	Acquisition-related adjustments	Capitalized software development costs	Non-cash interest expense related to convertible senior notes	Income tax adjustment (2)	Non-GAAP
Cloud services cost of revenues	$63,354	$(2,719)	$(5,709)	$—	$—	$—	$—	$54,926
Cloud services gross margin	56.2%	1.9%	3.9%	—%	—%	—%	—%	62.0%
Cost of revenues	136,780	(14,253)	(9,499)	—	(594)	—	—	112,434
Gross margin	75.5%	2.6%	1.7%	—%	0.1%	—%	—%	79.9%
Research and development	190,222	(64,668)	—	—	3,570	—	—	129,124
Sales and marketing	323,146	(45,299)	(4,333)	—	—	—	—	273,514
General and administrative	73,941	(18,678)	—	(2,223)	—	—	—	53,040
Operating loss	(165,517)	142,898	13,832	2,223	(2,976)	—	—	(9,540)
Operating margin	(29.6)%	25.6%	2.4%	0.4%	(0.5)%	—%	—%	(1.7)%
Income tax provision (benefit)	3,714	—	—	—	—	—	(6,699)	(2,985)
Net loss	$(201,531)	$142,898	$13,832	$2,223	$(2,976)	$26,917	$6,699	$(11,938)
Net loss per share (1)	$(1.26)	$0.90	$0.09	$0.01	$(0.02)	$0.17	$0.04	$(0.07)
_________________________
(1)                Calculated based on 160,515 weighted-average shares of common stock.
(2)            Represents the income tax adjustment using our estimated non-GAAP tax rate of 20%.

The following table reconciles our GAAP to non-GAAP financial measures for the three months ended October 31, 2019:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of intangible assets	Acquisition-related adjustments		Non-cash interest expense related to convertible senior notes	Income tax adjustment (3)	Non-GAAP
Cloud services cost of revenues	$41,045	$(1,543)	$(2,498)	$—		$—	$—	$37,004
Cloud services gross margin	49.0%	1.9%	3.1%	—%		—%	—%	54.0%
Cost of revenues	107,819	(10,729)	(7,865)	—		—	—	89,225
Gross margin	82.8%	1.7%	1.3%	—%		—%	—%	85.8%
Research and development	158,887	(45,701)	(174)	(12)		—	—	113,000
Sales and marketing	319,023	(51,795)	(2,081)	(172)		—	—	264,975
General and administrative	88,092	(27,082)	—	(7,408)		—	—	53,602
Operating income (loss)	(47,485)	135,307	10,120	7,592		—	—	105,534
Operating margin	(7.6)%	21.6%	1.6%	1.2%		—%	—%	16.8%
Income tax provision (benefit)	(1,855)	—	—	6,006	(2)	—	18,630	22,781
Net income (loss)	$(57,639)	$135,307	$10,120	$1,586		$20,382	$(18,630)	$91,126
Net income (loss) per share (1)	$(0.38)							$0.58
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
(2)               Represents the partial release of the valuation allowance.
(3)             Represents the income tax adjustment using our estimated non-GAAP tax rate of 20%.

The following table reconciles our GAAP to non-GAAP financial measures for the nine months ended October 31, 2020:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of intangible assets	Restructuring and facility exit charges		Acquisition-related adjustments	Capitalized software development costs	Non-cash interest expense related to convertible senior notes		Income tax adjustment (4)	Non-GAAP
Cloud services cost of revenues	$176,572	$(7,921)	$(16,005)	$(229)		$—	$—	$—		$—	$152,417
Cloud services gross margin	53.9%	2.1%	4.1%	0.1%		—%	—%	—%		—%	60.2%
Cost of revenues	397,449	(42,881)	(30,383)	(497)		—	(594)	—		—	323,094
Gross margin	73.2%	2.9%	2.0%	0.1%		—%	—%	—%		—%	78.2%
Research and development	579,643	(204,037)	(25)	(2,884)		—	10,703	—		—	383,400
Sales and marketing	966,057	(157,591)	(12,999)	(1,168)		—	—	—		—	794,299
General and administrative	234,746	(64,876)	—	(518)		(2,223)	—	—		—	167,129
Operating loss	(693,588)	469,385	43,407	5,067		2,223	(10,109)	—		—	(183,615)
Operating margin	(46.7)%	31.6%	2.9%	0.4%		0.1%	(0.7)%	—%		—%	(12.4)%
Income tax provision (benefit)	3,258	—	—	—		—	—	—		(41,263)	(38,005)
Net loss	$(768,432)	$469,385	$43,407	$5,543	(2)	$2,223	$(10,109)	$64,702	(3)	$41,263	$(152,018)
Net loss per share (1)	$(4.83)	$2.95	$0.27	$0.03		$0.01	$(0.06)	$0.41		$0.26	$(0.96)
_________________________
(1)                Calculated based on 158,998 weighted-average shares of common stock.
(2)                Includes a $0.5 million loss on disposal of property, plant and equipment.
(3)                Includes non-cash interest expense of $71.7 million and a $7.0 million non-recurring gain on extinguishment of convertible senior notes.
(4)                Represents the income tax adjustment using our estimated non-GAAP tax rate of 20%.

The following table reconciles our GAAP to non-GAAP financial measures for the nine months ended October 31, 2019:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of intangible assets	Acquisition-related adjustments		Non-cash interest expense related to convertible senior notes	Income tax adjustment (3)	Non-GAAP
Cloud services cost of revenues	$108,525	$(4,709)	$(3,334)	$—		$—	$—	$100,482
Cloud services gross margin	49.0%	2.2%	1.6%	—%		—%	—%	52.8%
Cost of revenues	301,950	(33,342)	(19,662)	—		—	—	248,946
Gross margin	80.7%	2.1%	1.3%	—%		—%	—%	84.1%
Research and development	422,287	(130,539)	(672)	(12)		—	—	291,064
Sales and marketing	896,757	(155,657)	(3,991)	(172)		—	—	736,937
General and administrative	226,118	(72,206)	—	(7,408)		—	—	146,504
Operating income (loss)	(279,368)	391,744	24,325	7,592		—	—	144,293
Operating margin	(17.8)%	24.9%	1.6%	0.5%		—%	—%	9.2%
Income tax provision	7,010	—	—	6,006	(2)	—	22,226	35,242
Net income (loss)	$(313,940)	$391,744	$24,325	$1,586		$59,478	$(22,226)	$140,967
Net income (loss) per share (1)	$(2.08)							$0.90
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
(3)                Represents the income tax adjustment using our estimated non-GAAP tax rate of 20%.

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

•Maintenance revenues. When a term license is purchased, maintenance is bundled with the license for the term of the license period. Typically, when purchasing a perpetual license, a customer also purchases one year of maintenance for which we charge a percentage of the license fee. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. Maintenance revenues as a percentage of total revenues were 22% and 20% for the three months ended October 31, 2020 and 2019, respectively.

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

Condensed Consolidated Statements of Operations Data

(In thousands and as % of revenues)	Three Months Ended October 31,				Nine Months Ended October 31,
	2020		2019		2020		2019
Revenues
License	$240,225	43.0%	$373,684	59.7%	$565,424	38.1%	$855,825	54.6%
Cloud services	144,714	25.9	80,439	12.8	382,736	25.8	212,946	13.6
Maintenance and services	173,633	31.1	172,213	27.5	536,147	36.1	498,973	31.8
Total revenues	558,572	100.0	626,336	100.0	1,484,307	100.0	1,567,744	100.0
Cost of revenues
License (1)	5,009	2.1	5,796	1.6	16,549	2.9	17,414	2.0
Cloud services (1)	63,354	43.8	41,045	51.0	176,572	46.1	108,525	51.0
Maintenance and services (1)	68,417	39.4	60,978	35.4	204,328	38.1	176,011	35.3
Total cost of revenues	136,780	24.5	107,819	17.2	397,449	26.8	301,950	19.3
Gross profit	421,792	75.5	518,517	82.8	1,086,858	73.2	1,265,794	80.7
Operating expenses
Research and development	190,222	34.1	158,887	25.4	579,643	39.1	422,287	26.9
Sales and marketing	323,146	57.9	319,023	50.9	966,057	65.1	896,757	57.2
General and administrative	73,941	13.2	88,092	14.1	234,746	15.8	226,118	14.4
Total operating expenses	587,309	105.1	566,002	90.4	1,780,446	120.0	1,545,162	98.5
Operating loss	(165,517)	(29.6)	(47,485)	(7.6)	(693,588)	(46.7)	(279,368)	(17.8)
Interest and other income (expense), net
Interest income	2,382	0.4	12,612	2.0	12,438	0.8	45,373	2.9
Interest expense	(33,972)	(6.1)	(24,406)	(3.9)	(88,557)	(6.0)	(71,527)	(4.6)
Other income (expense), net	(710)	(0.1)	(215)	—	4,533	0.3	(1,408)	(0.1)
Total interest and other income (expense), net	(32,300)	(5.8)	(12,009)	(1.9)	(71,586)	(4.8)	(27,562)	(1.8)
Loss before income taxes	(197,817)	(35.4)	(59,494)	(9.5)	(765,174)	(51.6)	(306,930)	(19.6)
Income tax provision (benefit)	3,714	0.7	(1,855)	(0.3)	3,258	0.2	7,010	0.4
Net loss	$(201,531)	(36.1)%	$(57,639)	(9.2)%	$(768,432)	(51.8)%	$(313,940)	(20.0)%
_________________________
(1)    Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended October 31, 2020 and 2019

Revenues
(Dollars in millions)

Three Months Ended October 31, 2020 and 2019
Total revenues decreased $67.8 million, or (10.8)%, primarily due to the following:

-    decrease of $133.5 million, or (35.7)%, in license revenues
+    increase of $64.3 million, or 79.9%, in cloud services revenues

+    increase of $1.4 million, or 0.8%, in maintenance and services revenues

Our transition to a subscription model has impacted, and it will continue to impact the timing of our recognition of revenue as an increasing percentage of our sales become recognized ratably. As a result, total revenues decreased primarily due to a decrease in license revenues from our ongoing subscription model transition. License revenues also decreased as a result of lower average contract duration as well as macroeconomic uncertainties during fiscal 2021 that caused some of our customers to delay spending commitments, particularly for certain high-dollar and long-term contracts. The decrease in license revenues was partially offset by an increase in cloud services revenues. Our customers are increasingly purchasing our Splunk Cloud service as it delivers the benefits of Splunk Enterprise, while eliminating the need to purchase, deploy and manage infrastructure. Maintenance and services revenues remained relatively flat.

Cost of Revenues and Gross Margin
(Dollars in millions)

Three Months Ended October 31, 2020 and 2019
Total cost of revenues increased $29.0 million, or 26.9%, primarily due to the increase in cloud services cost of revenues, as a result of our ongoing transition to a subscription model.

Cloud services cost of revenues increased $22.3 million, or 54.4%, primarily due to the following:

+    increase of $12.8 million in third-party hosting fees to support our cloud services
+    increase of $5.3 million in salaries and benefits, including stock-based compensation expense as we increased headcount
+    increase of $2.6 million in intangible asset amortization related to our acquisitions

Maintenance and services cost of revenues increased $7.4 million, or 12.2%, primarily due to the following:

+    increase of $8.2 million in salaries and benefits, including stock-based compensation expense as we increased headcount

+    increase of $1.3 million in overhead expenses, primarily due to facility-related costs
-    decrease of $3.2 million in travel-related expenses as a result of the COVID-19 pandemic and related restrictions

Total gross margin decreased primarily due to a shift in the overall revenue mix in favor of cloud services, which have lower gross margins than our on-premise license business.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Three Months Ended October 31, 2020 and 2019
Research and development expense increased $31.3 million, or 19.7%, primarily due to the following:

+    increase of $31.2 million in salaries and benefits, which includes an $18.2 million increase in stock-based compensation expense as we increased headcount
+    increase of $2.5 million in third-party hosting fees to support our product development efforts
-    decrease of $2.6 million in travel-related expenses as a result of the COVID-19 pandemic and related restrictions

Sales and Marketing Expense

Three Months Ended October 31, 2020 and 2019
Sales and marketing expense increased $4.1 million, or 1.3%, primarily due to the following:

+ increase of $19.2 million in salaries and benefits, which includes a decrease in stock-based compensation expense due to an executive departure and the modification of our fiscal 2021 PSU awards
- decrease of $16.5 million in travel-related expenses as a result of the COVID-19 pandemic and related restrictions

General and Administrative Expense

Three Months Ended October 31, 2020 and 2019
General and administrative expense decreased $14.2 million, or (16.1)%, primarily due to the following:

-    decrease of $8.4 million in salaries and benefits, which includes an $8.5 million decrease in stock-based compensation expense, primarily from the modification of our fiscal 2021 PSU awards
-    decrease of $4.1 million in third-party consulting services

Interest and Other Income (Expense), net

	Three Months Ended October 31,
(In thousands)	2020	2019
Interest and other income (expense), net
Interest income	$2,382	$12,612
Interest expense	(33,972)	(24,406)
Other income (expense), net	(710)	(215)
Total interest and other income (expense), net	$(32,300)	$(12,009)

Three Months Ended October 31, 2020 and 2019
Interest and other income (expense), net reflects a net increase in expense of $20.3 million, primarily due to an increase in interest expense related to the issuance of our convertible senior notes in June 2020 and a decrease in interest income from our investments.

Income Tax Provision (Benefit)

	Three Months Ended October 31,
(In thousands)	2020	2019
Income tax provision (benefit)	$3,714	$(1,855)

Three Months Ended October 31, 2020 and 2019
Income tax expense increased for the three months ended October 31, 2020. This is primarily due to the partial release of our valuation allowance in the third quarter of fiscal 2020 as a result of our acquisitions of SignalFx and Omnition.

Comparison of the Nine Months Ended October 31, 2020 and 2019

Revenues
(Dollars in millions)

Nine Months Ended October 31, 2020 and 2019
Total revenues decreased $83.4 million, or (5.3)%, primarily due to the following:

-    decrease of $290.4 million, or (33.9)%, in license revenues
+    increase of $169.8 million, or 79.7%, in cloud services revenues
+    increase of $37.2 million, or 7.5%, in maintenance and services revenues

Our transition to a subscription model has impacted, and it will continue to impact the timing of our recognition of revenue as an increasing percentage of our sales become recognized ratably. As a result, total revenues decreased primarily due to a decrease in license revenues from our ongoing subscription model transition. License revenues also decreased as a result of lower average contract duration as well as macroeconomic uncertainties during fiscal 2021 that caused some of our customers to delay spending commitments, particularly for certain high-dollar and long-term contracts. The decrease in license revenues was partially offset by an increase in cloud services revenues. Our customers are increasingly purchasing our Splunk Cloud service as it delivers the benefits of Splunk Enterprise, while eliminating the need to purchase, deploy and manage infrastructure. The increase in maintenance and services revenues was primarily due to an increase in professional services and training revenues, partially offset by a decrease in maintenance revenues.

Cost of Revenues and Gross Margin
(Dollars in millions)

Nine Months Ended October 31, 2020 and 2019
Total cost of revenues increased $95.5 million, or 31.6%, primarily due to the increase in cloud services cost of revenues, as a result of our ongoing transition to a subscription model.

Cloud services cost of revenues increased $68.0 million, or 62.7%, primarily due to the following:

+    increase of $35.3 million related to third-party hosting fees to support our cloud services
+    increase of $15.3 million in salaries and benefits expense, including stock-based compensation expense as we increased headcount
+    increase of $11.8 million in intangible asset amortization related to our acquisitions

Maintenance and services cost of revenues increased $28.3 million, or 16.1%, primarily due to the following:

+    increase of $26.1 million in salaries and benefits expense, including stock-based compensation expense as we increased headcount
+    increase of $5.6 million in overhead expenses, primarily due to facility-related costs
-    decrease of $6.9 million in travel-related expenses as a result of the COVID-19 pandemic and related restrictions

Total gross margin decreased primarily due to a shift in the overall revenue mix in favor of cloud services, which have lower gross margins than our on-premise license business.

Operating Expenses
(Dollars in millions)

Total Operating Expenses
$1,545.2
$1,780.4
YTD
FY'20
YTD
FY'21

Total Operating Expenses
(as % of Revenues)
98.5%
120.0%
YTD
FY'20
YTD
FY'21

Research and Development Expense

Nine Months Ended October 31, 2020 and 2019
Research and development expense increased $157.4 million, or 37.3%, primarily due to the following:

+    increase of $141.4 million in salaries and benefits, which includes a $71.3 million increase in stock-based compensation expense, primarily due to our acquisitions of SignalFx and Omnition
+    increase of $9.2 million in overhead expenses, primarily due to facility-related costs
+    increase of $8.3 million in third-party hosting fees to support our product development efforts
+    increase of $2.8 million in third-party consulting services
-    decrease of $7.1 million in travel-related expenses and employee meals as a result of the COVID-19 pandemic

Sales and Marketing Expense

Nine Months Ended October 31, 2020 and 2019
Sales and marketing expense increased $69.3 million, or 7.7%, primarily due to the following:

+    increase of $90.1 million in salaries and benefits, including stock-based compensation expense as we increased headcount
+    increase of $21.2 million in overhead expenses, primarily due to facility-related costs
-    decrease of $37.2 million in travel-related expenses as a result of the COVID-19 pandemic and related restrictions
-    decrease of $8.7 million in marketing expenses, primarily related to replacing in-person marketing events with virtual events as a result of the COVID-19 pandemic

General and Administrative Expense

Nine Months Ended October 31, 2020 and 2019
General and administrative expense increased $8.6 million, or 3.8%, primarily due to the following:

+    increase of $17.2 million in overhead expenses, primarily due to facility-related costs
+    increase of $4.2 million in salaries and benefits, which includes a decrease of $7.9 million in stock-based compensation expense, primarily from the modification of our fiscal 2021 PSU awards
-    decrease of $7.7 million in third-party consulting services
-    decrease of $6.6 million in travel-related expenses and employee meals as a result of the COVID-19 pandemic

Interest and Other Income (Expense), net

	Nine Months Ended October 31,
(In thousands)	2020	2019
Interest and other income (expense), net
Interest income	$12,438	$45,373
Interest expense	(88,557)	(71,527)
Other income (expense), net	4,533	(1,408)
Total interest and other income (expense), net	$(71,586)	$(27,562)

Nine Months Ended October 31, 2020 and 2019
Interest and other income (expense), net reflects a net increase in expense of $44.0 million primarily due to a decrease in interest income from our investments and an increase in interest expense related to the issuance of our convertible senior notes in June 2020, partially offset by a gain on extinguishment of convertible senior notes.

Income Tax Provision

	Nine Months Ended October 31,
(In thousands)	2020	2019
Income tax provision	$3,258	$7,010

Nine Months Ended October 31, 2020 and 2019
Income tax expense decreased for the nine months ended October 31, 2020. This is primarily due to an increase in net loss before taxes resulting in less base erosion and anti-abuse taxes and the tax benefits due to legislative changes, partially offset by the partial release of the valuation allowance in the third quarter of fiscal 2020 as a result of our acquisitions of SignalFx and Omnition.

Liquidity and Capital Resources

(In thousands)	October 31, 2020	January 31, 2020
Cash and cash equivalents	$1,652,263	$778,653
Investments, current	341,409	976,508
Investments, non-current	18,228	35,370

(In millions)

Our principal sources of liquidity are our cash and cash equivalents, investments and net accounts receivable. As of October 31, 2020, we had $2.01 billion of cash, cash equivalents and investments of which $157.6 million was held by foreign subsidiaries. We believe that these funds will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Nine Months Ended October 31, 2020 and 2019
Net cash used in operating activities was $167.1 million for the nine months ended October 31, 2020 compared to $228.8 million from the prior year. The decrease in net cash used in operating activities was primarily due to the following:

+    increase in accounts receivable collections
+    decrease in payments for prepaid expenses
+    decrease in payments for accrued compensation
+    decrease in travel-related expenses as a result of the COVID-19 pandemic and related restrictions

The decrease in net cash used in operating activities was partially offset by a reduction in deferred revenue.

Investing Activities

Nine Months Ended October 31, 2020 and 2019
Net cash provided by investing activities was $602.0 million for the nine months ended October 31, 2020 compared to net cash used in investing activities of $643.3 million from the prior year. The increase in net cash provided by investing activities was primarily related to the following:

+    decrease of $665.9 million in purchases of investments, net of maturities
+    decrease of $564.5 million in cash purchase price paid, net of cash acquired, from our acquisitions of SignalFx and Omnition

Financing Activities

Nine Months Ended October 31, 2020 and 2019
Net cash provided by financing activities was $438.3 million for the nine months ended October 31, 2020 compared to net cash used in financing activities of $129.1 million from the prior year. The increase in net cash provided by financing activities was primarily due to the following:

+    increase of $1.25 billion related to the issuance of the 2027 Notes, net of initial purchaser discounts and issuance costs
+    decrease of $114.9 million in taxes paid related to net share settlement of equity awards

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

Off-Balance Sheet Arrangements

During the nine months ended October 31, 2020 and 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, there have not been any costs incurred in connection with such indemnification obligations; therefore, there is no accrual of such amounts as of October 31, 2020. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 3 “Commitments and Contingencies─Legal Proceedings” in our accompanying Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in Part II, Item 1A titled “Risk Factors.” These risks include, but are not limited to, the following:

Factors Related to Our Business and Results of Operations
•our business model transition from sales of licenses to cloud subscriptions;
•fluctuations in our operating results from period to period;
•our organic and inorganic growth and the effectiveness of our controls, systems and procedures as we grow;
•our history of losses and the prospect of profitability;
•costly and continuous infrastructure investments required by our cloud services;
•our ability to attract and retain leadership and key personnel, particularly within our industry;
•expansion and integration related to past and future acquisitions;
•our ability to obtain capital on acceptable terms to support our growth;
•our ability to use our net operating losses and tax credits to offset future taxable income and tax; and
•liability related to past or future sales and use, value added or similar taxes.

Factors Related to the Economy and the Markets in which we Operate
•the impact of the COVID-19 pandemic on our business;
•intense competition from large and small providers and vendors in the markets in which we operate;
•market acceptance of our new and existing offerings and product enhancements;
•our international sales and operations;
•economic and political conditions and uncertainty, both domestically and internationally, including those specific to industries in which our customers participate; and
•governmental export and import controls related to operation in international markets.

Factors Related to Customers and Sales
•current and future customer demand, use case expansion and satisfaction;
•our reliance on customer purchases, renewals, upgrades and expansions of term licenses, agreements for cloud services and maintenance and support agreements;
•our unique and evolving pricing models and their impacts on our customers’ purchases, renewals, upgrades and expansions;
•the length of time, expense and unpredictability associated with our sales;
•dependency on and challenges related to sales to federal, state, local and foreign governments; and
•customer dissatisfaction, data loss or corruption arising from incorrect or improper implementation or use of our products.

Factors Related to Intellectual Property and Other Proprietary Rights
•our ability to protect our trade secrets, trademarks, copyrights, patents, know-how, confidential information, proprietary methods and technologies and other intellectual property and proprietary rights;

•intellectual property rights claims by third parties that may be costly to defend, require us to pay significant damages or limit our ability to use certain technologies;
•maintenance, protection and enhancement of our brand; and
•our use of “open source” software and related potential burdens, restrictions and litigation.

Factors Related to IT, Privacy and Data Security
•actual or perceived security breaches or unauthorized access to our customers’ data, our data or our cloud services;
•interruptions or performance problems associated with our technology and infrastructure, and reliance on SaaS technologies from third parties;
•actual or perceived errors, failures or bugs in our offerings, including when new offerings, versions or updates are released; and
•legal requirements, contractual obligations and industry standards related to security, data protection and privacy.

Factors Related to Reliance on Third Parties
•our reliance on third party providers of cloud infrastructure services to deliver our offerings to users on our platform;
•our ability to maintain successful relationships with our partners, such as distributors and resellers, to license, provide professional services and support our offerings;
•our use of our community website, expansion of our developer ecosystem and support from third-party software developers; and
•third-party advice and information that may not be accurate that is provided to others utilizing our community website and our products.

Factors Related to Our Securities
•our debt servicing obligations;
•the dilutive impact of the conversion of the Notes;
•the conditional conversion feature of the Notes;
•the accounting method for convertible debt securities, such as the Notes, including accounting for liability and equity components of convertible debt instruments that may be settled entirely or partially in cash;
•the potential impact on the value of our common stock on the Capped Calls;
•counterparty risk related to the Capped Calls; and
•the volatility of our common stock.

General Factors
•natural disasters and other catastrophic events that may cause damage or disruption;
•tax liabilities related to federal, state, local and foreign taxes;
•changes in accounting principles;
•the strain on resources and diversion of management attention caused by the requirements of being a public company and related complexities; and
•anti-takeover provisions in our charter, bylaws and afforded to us under Delaware law that may have the effect of delaying or preventing a change of control or changes in our management.

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

Historically we generated a majority of our revenues from sales of licenses, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. However, our revenue mix has shifted from sales of licenses to sales of cloud subscriptions and we expect it will continue to shift in favor of cloud subscriptions. Generally, as we shifted our licensing model and invoicing practices and continue the shift to cloud subscriptions, we have seen and will continue to see longer periods over which we collect cash from customers, with a negative impact on our operating cash flows; moreover, as cloud services become a larger percentage of our sales, we expect operating margins and the timing of our recognition of revenue will continue to be impacted. Our shift to cloud subscription agreements has happened faster than we expected, and our ability to predict our revenue and margins has been, and may continue to be, limited. For example, the recent increase in remote work as a result of the COVID-19 pandemic appears to have accelerated our customers’ shift to cloud subscriptions, the continued effects of which are uncertain and unpredictable. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, tax and accounting implications, pricing, and our costs. In addition, we expect the metrics we use to gauge the status of our business model transition, and evaluate and describe our business, may continue to evolve over the course of this transition as significant trends emerge. If we do not successfully execute this transition, our business and future operating results could be adversely affected.

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

We may not be able to accurately predict our future revenues or results of operations. For example, although our shift to a subscription model generates recurring revenue and cash flows that are expected to be more predictable over time, we may not be able to accurately forecast our revenue, cash flows and other financial results in the near term due to a number of variables, including the timing of our collection of cash, increased annual invoicing, revenue mix, our customers’ rate of adoption of our cloud services model as compared to term licenses, contract durations, the extent and continued impact of the COVID-19 pandemic on our business and overall economic environment and the timing of revenue recognition. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are expected to be relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter.
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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and expect to continue to experience growth in our headcount and operations, including from acquisitions, which has placed and will continue to place significant demands on our management and our operational and financial systems and infrastructure. As of October 31, 2020, approximately 23% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture and values, the challenges of which may be exacerbated due to remote working conditions associated with the COVID-19 pandemic. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

The COVID-19 pandemic has affected how we and our customers and partners are operating our businesses, and the duration and extent to which this will impact our business, results of operations and cash flows is uncertain. Related to this uncertainty, certain customers have, and may in the future continue to, decrease or delay their information technology spending, purchase shorter term contracts or request payment concessions, any of which could result in decreased revenue and cash flows for us. We may experience customer losses, including due to bankruptcy or our customers ceasing operations, which may result in an inability to collect receivables from these customers. A decline in revenue or the collectability of our receivables would harm our business. In addition, the COVID-19 pandemic has disrupted and may continue to disrupt the operations of our customers and partners for an indefinite period of time, including as a result of local, state and federal government public health orders, travel restrictions and/or business shutdowns related to the continuance or resurgence of infection rates, all of which could negatively impact our business and results of operations, including cash flows. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, and continued uncertainty could potentially lead to an economic downturn, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations.

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

It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, including the duration, spread, severity, and potential recurrence of a COVID-19 pandemic, which are highly uncertain and cannot be predicted. Furthermore, due to our shift to a subscription model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.

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

•security, systems management and other IT vendors, including BMC Software, IBM, Micro Focus, Microsoft, Palo Alto Networks and VMware;

•business intelligence vendors, analytics and visualization vendors, including IBM and Oracle;

•cloud monitoring and APM vendors, including Cisco AppDynamics, Datadog, Dynatrace and New Relic; and

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

In recent years, there have been significant acquisitions and consolidation by and among our competitors. We anticipate this trend of consolidation will continue, which will present heightened competitive challenges to our business. In particular, consolidation in our industry increases the likelihood of our competitors offering bundled or integrated products, and we believe that it may increase the competitive pressures we face with respect to our offerings. If we are unable to differentiate our offerings from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see decreased demand for those offerings, which would adversely affect our business operations, financial results and growth prospects. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently their willingness to use software solutions from such firms. Similarly, if customers seek to concentrate their software license purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage regardless of the performance and features of our offerings. We believe that in order to remain competitive at the large enterprise level, we will need to develop and expand relationships with resellers and large system integrators that provide a broad range of products and services. If we are unable to anticipate competitive challenges or compete effectively, our business operations and financial results could be materially and adversely affected.

If our new and existing offerings and product enhancements do not achieve sufficient market acceptance, our financial results and competitive position will suffer.

Our business substantially depends on, and we expect our business to continue to substantially depend on, sales of licenses, maintenance and services related to Splunk Enterprise and sales of subscriptions related to Splunk Cloud. As such, the market acceptance of Splunk Enterprise and Splunk Cloud is critical to our continued success. Demand for Splunk Enterprise and Splunk Cloud are affected by a number of factors beyond our control, including continued market acceptance of Splunk Enterprise and Splunk Cloud by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market and the economy in general. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Splunk Enterprise and Splunk Cloud, our business operations, financial results and growth prospects will be materially and adversely affected.

We spend substantial amounts of time and money to research and develop or acquire new offerings and enhanced versions of our existing offerings to incorporate additional features, improve functionality or other enhancements in order to meet our customers’ rapidly evolving demands. In addition, we continue to invest in solutions that can be deployed on top of our platform to target specific use cases and to cultivate our community of application developers and users. When we develop a new or enhanced version of an existing offering, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop or acquire new or enhanced offerings, their introduction must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if our recent product expansions and offerings, such as Splunk Observability Suite, do not garner widespread market adoption and implementation, our financial results and competitive position could suffer.

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

•real or perceived defects, errors or failures;

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

We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential or proprietary information. We make use of third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing, human resources services, customer relationship management, enterprise risk planning and other functions. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches and incidents, and to reduce the impact of a security breach or incident at a third-party vendor, such measures cannot provide absolute security. There can be no assurance that any security measures that we or our third-party service providers, including third party providers of cloud infrastructure services (“Cloud Service Providers”), have implemented will be effective against current or future security threats. While we maintain measures designed to protect the integrity, confidentiality and security of our data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.

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

We employ multiple, unique and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise based on either the estimated daily data indexing capacity or compute resources our customers require. In addition, Splunk Cloud is generally priced based on either the volume of data indexed per day including a fixed amount of data storage, or purchased infrastructure, data storage and bandwidth our customers require, while Splunk Phantom and Splunk On-Call are priced by the number of seats that use the products. We offer term licensing options for on-premises offerings and have some remaining perpetual licenses with existing customers, which each have different payment schedules, and depending on the mix of such licenses and cloud subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or cloud subscriptions, or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. As the amount of data within our customers’ organizations grows, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our unique pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. We have introduced and expect to continue to introduce variations to our pricing models, including but not limited to, predictive pricing programs, workload-based pricing, data ingestion pricing, “rapid adoption” packages and other pricing programs that provide broader usage and cost predictability as well as tiered pricing based on deployment models, data source types, compute and storage units and customer environments. Any change in pricing models bears inherent risks as it may provide customers a choice to go for the lower-cost option, therefore, putting renewal and customer lifetime value at risk. Although we believe that these pricing models and variations to these models will drive net new customers and increase customer adoption, it is possible that they will not and may potentially cause customers to decline to purchase or renew licenses or cloud subscriptions, or confuse customers and reduce their lifetime value, which could negatively impact our revenue, business and financial results.

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

Our cloud services, such as Splunk Cloud, are hosted exclusively by our Cloud Service Providers. We do not have control over the operations or the facilities of Cloud Service Providers that we use, and any changes in a Cloud Service Provider’s service levels, which may be less than 100%, may adversely affect our ability to meet the commitments we make to our customers and their requirements. We currently offer a 100% uptime service level agreement (“SLA”) for Splunk Cloud. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as the usage of our offerings increases. If any of the services provided by the Cloud Service Providers fail or become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, or if we are unable to deliver 100% uptime under our SLAs, our revenues could be reduced, our reputation could be damaged, we could be exposed to legal liability, expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our offerings and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business, financial results and the usage of our offerings. If we are unable to renew our agreements with our Cloud Service Providers on commercially reasonable terms, or our agreement is prematurely terminated, or we need to add new Cloud Services Providers to increase capacity and uptime, we could experience interruptions, downtime, delays, and additional expenses related to transferring to and providing support for these new platforms. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.

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

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenues and against which our patents may therefore provide little or no deterrence. From time-to-time, third parties, including certain of these leading companies and non-practicing entities, have asserted and may assert patent, copyright, trademark or other intellectual property rights against us, our partners, our technology partners or our customers. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, including those obtained through acquisitions of new technologies, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the enterprise software market.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $2.33 billion at October 31, 2020. Because our products and offerings, as well as the market for these products and offerings, continues to evolve, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance particularly as our business model transitions. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, changes in our mix of revenues, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

Our cloud services, including Splunk Cloud, require costly and continual infrastructure investments, and market adoption of these cloud services could adversely affect our business.

A cloud-based model of software deployment is one in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. Delivering software under a cloud-based model results in higher costs and expenses when compared to sales of on-premises licenses for similar functionality. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a cloud-based model. Many of our offerings are now made available in the cloud as well as on-premises. Customers can sign up for our cloud services and avoid the need to provision, deploy and manage internal infrastructure. In order to provide our cloud services via a cloud-based deployment, we have made and will continue to make capital investments and incur substantial costs to implement and maintain this alternative business model. In addition, as we look to deliver more cloud services, we are making significant technology investments to deliver new capabilities and advance our software to deliver cloud-native customer experiences. We expect that over time the percentage of our revenue attributable to our cloud services will continue to increase. If our cloud services, in particular Splunk Cloud, do not garner widespread market adoption, or there is a reduction in demand for cloud services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, security or privacy concerns, inability to properly manage such services, competing technologies and products, decreases in corporate spending or otherwise, our financial results, business model and competitive position could suffer. If these investments do not yield the expected return, or we are unable to decrease the cost of providing our cloud services, our gross margins, overall financial results, business model and competitive position could suffer. Transitioning to a cloud-based model also impacts the way we recognize revenues, which may affect our operating results and could have an adverse effect on our business operations and financial results.

Even with these investments and costs, the cloud-based business model for our cloud services may not be successful, as some customers may desire only on-premises licenses to our offerings. Our cloud services may raise concerns among customers, including concerns regarding changes to pricing models, service availability, scalability, ability to use customer-developed apps, information security of a cloud service and hosted data, and access to data while offline or once a subscription has expired. Market acceptance of our cloud services can be affected by a variety of factors, including but not limited to: security, reliability, performance, terms of service, support terms, customer preference, community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding data privacy or data protection, and the enactment of restrictive laws or regulations in the affected jurisdictions. If we or other providers of cloud services experience security incidents or breaches, loss of customer data, disruptions in delivery of services, network outages, disruptions in availability of the internet, unauthorized access or other problems, the market for cloud services as a whole, including Splunk Cloud, may be negatively affected. Moreover, sales of Splunk Cloud and other cloud services could displace sales of our on-premises software licenses. Alternatively, subscriptions to Splunk Cloud and other cloud services that exceed our expectations may unexpectedly increase our costs, lower our margins, lower our profits or increase our losses and otherwise negatively affect our projected financial results.

Interruptions or performance problems associated with our technology and infrastructure, and our reliance on Software-as-a-Service (“SaaS”) technologies from third parties, may adversely affect our business operations and financial results.

Our continued growth depends in part on the ability of our existing and potential customers to use and access our cloud services or our website in order to download our on-premises software or encrypted access keys for our software within an acceptable amount of time. In addition, we rely heavily on hosted SaaS technologies from third parties in order to operate critical functions of our business, including enterprise resource planning services and customer relationship management services. We have experienced and may in the future experience real or perceived website and cloud service disruptions, storage failures, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website and services simultaneously, unauthorized access, denial of service, security or ransomware attacks. In some instances, we may not be able to identify the cause or causes of these website or service performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website and service performance, especially during peak usage times and as our offerings become more complex and our user traffic increases. If our website or cloud services are unavailable or if our users are unable to download our software or encrypted access keys within a reasonable amount of time or at all, we could suffer damage to our reputation with current and potential customers, be exposed to legal liability, and lose customers, all of which could negatively affect our business. We expect to continue to make significant investments to maintain and improve website and service performance and to enable rapid releases of new features and apps for our offerings. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

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

During the three months ended October 31, 2020, we derived approximately 28% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. Additionally, we currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their maintenance and support agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

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

In addition to our direct sales force, we use partners, such as distributors and resellers, to license, provide professional services and support our offerings. Historically, we have relied on a limited number of such partners for a substantial portion of our total sales, particularly in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions, and for sales to government agencies. For example, sales through our top two partners represented 41% of our revenue in the three months ended October 31, 2020. We expect that sales through partners in all regions will continue to grow as a portion of our revenues for the foreseeable future. As changes in our partner strategy are implemented, including potentially emphasizing partner-sourced transactions, results from sales through our partners may be adversely affected.

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

Our software is deployed in a wide variety of technology environments. Increasingly, our software has been deployed in large scale, complex technology environments, and we believe our future success will depend on our ability to increase sales of our software licenses for use in such deployments. We often must assist our customers in achieving successful implementations for large, complex deployments. If we or our customers are unable to implement our software successfully, including related to technologies that we have obtained through acquisitions, are unable to do so in a timely manner or if an improper implementation or change in system configuration results in errors or loss of data, customer perceptions of our company may be impaired, our reputation and brand may suffer, and customers may choose not to increase their use of our offerings. In addition, our software imposes server load and index storage requirements for implementation. If our customers do not have the server load capacity or the storage capacity required, they may not be able to effectively implement and use our software and, therefore, may not choose to increase their use of our offerings.

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

Because our offerings are complex, undetected errors, failures or bugs may occur, especially when new offerings, versions or updates are released, including related to technologies that we have obtained through acquisitions. Our on-premises software is often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into complicated, large-scale computing environments may expose undetected errors, failures or bugs in our software. Despite testing by us, errors, failures or bugs may not be found in our offerings until they are released to our customers. In the past, we have discovered errors, failures and bugs in some of our offerings after their introduction. Real or perceived errors, failures or bugs in our offerings could result in negative publicity, loss of or delay in market acceptance of our offerings, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

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

We use open source software in our offerings and business, including as incorporated into software we receive from third party commercial software vendors or technologies obtained through acquisitions, and expect to continue to use open source software in the future. Use of open source software may entail greater risks than use of third-party commercial software. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or commercialize our products. We may face claims from others alleging breach of license requirements or infringement of intellectual property rights in what we believe to be licensed open source software. In addition, under the terms of some open source licenses, under certain conditions, we could be required to release our proprietary source code that was developed using, incorporating or linked with such open source software, or apply open source licenses to our proprietary software, including authorizing further modification and redistribution. These claims or requirements, including any change to the applicable license terms, could also result in litigation, require us to purchase a costly license, require us to devote additional research and development resources to change our offerings, or require us to cease offering the implicated products unless and until we can find alternative tools or re-engineer them to avoid infringement or release of our proprietary source code, any of which would have a negative effect on our business and operating results. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide updates, warranties, support, indemnities, assurances of title or controls on origin of the software, or other contractual protections regarding infringement claims or the quality of the code. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. Additionally, we, including companies that we acquired, have intentionally made certain proprietary software available on an open source basis, both by contributing modifications back to existing open source projects, and by making certain internally developed tools available pursuant to open source licenses, and we plan to continue to do so in the future. While we have established procedures, including a review process for any such contributions, which is designed to protect any code that may be competitively sensitive, we cannot guarantee that this process has always been applied consistently by us or by companies that we have acquired, prior to the acquisition. Even when applied, because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we may be unable to prevent our competitors or others from using such contributed software source code for competitive purposes, or for commercial or other purposes beyond what we intended. Many of these risks associated with usage of open source software could be difficult to eliminate or manage, and could, if not properly addressed, negatively affect the performance of our offerings and our business.

We are subject to a number of legal requirements, contractual obligations and industry standards regarding security, data protection, and privacy and any failure to comply with these requirements, obligations or standards could have an adverse effect on our reputation, business, financial condition and operating results.

Data privacy and security have become significant issues in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain types of information. For example, on January 1, 2020, the California Consumer Privacy Act (“CCPA”), which requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, became operative. Aspects of the CCPA and its interpretation remain unclear. We cannot yet fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, a new proposed privacy law, the California Privacy Rights Act (“CPRA”) recently was approved by California voters in the November 3, 2020 election. The CPRA significantly modifies the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy or data protection legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the EU General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and, in addition to imposing stringent obligations relating to data protection and security, authorizes fines up to 4% of global annual revenue or €20 million, whichever is greater, for some violations. We relied in part upon the EU-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the European Commission and the Swiss-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the Swiss Administration to provide U.S. companies with a valid data transfer mechanism under EU and Swiss law to permit them to transfer personal data from the European Union and Switzerland to the United States. The EU-U.S. Privacy Shield Framework and the Swiss-U.S. Privacy Shield Framework were invalidated earlier this year. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield, concluding it did not provide adequate protection for personal data transferred to the U.S. Likewise, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner (“FDPIC”) invalidated the Swiss-US Privacy Shield on similar grounds. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on standard contractual clauses approved by the European Commission (“SCCs”) to transfer personal data. The CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. In November 2020, the European Commission released a draft of revised SCCs addressing the CJEU concerns. The European Data Protection Board (“EDPB”) also issued recommendations that, together with the revised SCCs, may require us to implement additional contractual and technical safeguards for any personal data transferred out of the European Economic Area, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and which may adversely impact our business, financial condition and operating results. The United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, and this Data Protection Act was amended to further align with the GDPR in 2019. Brexit has, however, created uncertainty regarding data protection regulation in the United Kingdom and how data transfers to and from the United Kingdom will be regulated post-Brexit. Our EMEA headquarters is in London, causing this uncertainty to be particularly significant to our operations. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services. Complying with the GDPR or other laws, regulations, or other obligations relating to privacy, data protection, data localization or security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non- compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results.

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

From time to time, we may choose to expand by making acquisitions that could be material to our business, results of operations, financial condition and cash flows. For example, we recently acquired several privately-owned companies, including, OÜ Plumbr, which offers auto-instrumentation, real user monitoring and application performance monitoring capabilities; Rigor, Inc. which offers advanced synthetic monitoring and optimization tools; Flowmill, Inc., a cloud network observability company; SignalFx, Inc., a SaaS provider of real-time monitoring and metrics for cloud infrastructure, microservices and applications; Omnition, which develops a platform for distributed tracing and application monitoring and Streamlio, Inc., which specializes in the design and operation of streaming data solutions. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

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

•the impact of our shift to a subscription model, as well as increased annual invoicing and decreased multi-year upfront invoicing, which may impact our revenue, deferred revenue, cash collections, billings, remaining performance obligations, gross margin and operating income;

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

In addition, the stock markets, and in particular the market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the financial performance of those companies. In the past, following periods of market volatility, securities class action litigation and stockholder derivative litigation have often been instituted. In December 2020, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against us, our CEO and our CFO alleging violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for allegedly making materially false and misleading statements regarding our financial guidance. This litigation could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows. If we were to become involved in additional securities litigation in the future, or to become involved in other litigation, it also could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows.

The requirements of being a public company and a growing and increasingly complex organization may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased and will continue to increase demand on our systems and resources.

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

Date: December 10, 2020

SPLUNK INC.

	By:	/s/ Jason Child
Jason Child
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)