Form 10-K
period 2021-01-31
SPLUNK INC
filed 2021-03-31
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: January 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant was $23,135,517,574, based on the number of shares held by non-affiliates and the last reported sale price of the registrant’s common stock on July 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter).

The number of shares outstanding of the Registrant’s Common Stock as of March 19, 2021 was 163,839,113 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

Splunk Inc.

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including but not limited to the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “predict,” “intend,” “may,” “might,” “plan,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•our future financial and operating results; including trends in and expectations regarding revenues, annual recurring revenue, deferred revenue, remaining performance obligations, gross margins, operating income and the proportion of transactions that will be recognized ratably;
•market opportunity;
•expected benefits to customers and potential customers of our offerings and our user-driven ecosystem;
•investment strategy, business strategy and growth strategy, including our business model transition and the use of acquisitions to expand our business;
•our sales and marketing strategy, including our international sales and channel partner strategy;
•customer product adoption and purchasing patterns, including renewal, expansion and conversion from on-premises to cloud services
•management’s plans, beliefs and objectives for future operations;
•our ability to provide compelling, uninterrupted and secure cloud services to our customers;
•expectations about competition;
•economic and industry trends or trend analysis;
•expectations about the benefits of acquisitions;
•expectations about seasonality;
•revenue mix;
•expected impact of changes in accounting rules or standards;
•use of non-GAAP financial measures;
•operating expenses, including changes in research and development, sales and marketing, facilities and general and administrative expenses;
•sufficiency of cash to meet cash needs for at least the next 12 months;
•exposure to interest rate changes;
•inflation;
•anticipated income tax rates, tax estimates and tax standards;
•capital expenditures, cash flows and liquidity; and
•the impact of natural disasters and actual or threatened public health emergencies, such as COVID-19.

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

Item 1. Business
Overview

Splunk provides innovative cloud and software offerings that deliver and operationalize insights from data generated by digital systems. This data is growing significantly as a direct result of the prevalence and importance of digital systems used by today’s organizations. Decades of investment in digital transformation have integrated the hardware and software that comprise digital systems into every aspect of how modern organizations operate. The data generated by these systems contains a comprehensive, real-time record of operations, interactions, and transactions that our offerings convert into insights that improve technology and business outcomes. Our solutions for Security, Information Technology (“IT”) Operations, and Observability empower users in technology roles, including application development, IT operations, and cyber security, to monitor and secure digital systems more quickly and efficiently. Business users leverage our offerings to gain visibility to their digital processes in order to deliver better experiences, improve decisions and drive better results in areas including supply chain, inbound and outbound logistics, manufacturing, sales, and service.

Our offerings provide visibility to our customers’ diverse technology infrastructure including systems deployed on the edge, on premises, and in private and public cloud environments, running software ranging from embedded through monolithic apps to cloud native ones. We also believe our offerings empower operational transformation, helping customers move from reactive, non-scalable and ineffective approaches to proactive, automated, and AI-assisted processes that drive better outcomes even as the scale and complexity of their infrastructures continue to grow.

The events of 2020 significantly increased the importance of being a digital, data-driven enterprise. The COVID-19 pandemic is exerting an enormous amount of pressure on organizations of all kinds to support new ways of working, to deliver better experiences and outcomes, and to enable entirely new offerings and business models. We believe that Splunk enables organizations to rise to these challenges by leveraging technology to achieve greater efficiency, agility, security, and drive a sustained competitive advantage.

Splunk Product Offerings

Portfolio Overview

Our portfolio comprises three categories of offerings:

The Splunk Platform A broad set of configurable and extensible capabilities that can acquire and manage data and deliver insights from virtually any technology source.

Splunk Solutions Application offerings that leverage the Splunk Platform to provide deep, pre-built capabilities for Security, IT Operations, and Observability.

Ecosystem Solutions Content built by our field organization, partners, and customers that configures and extends the Splunk Platform and Splunk Solutions, accelerating customer time-to-value for a broad range of use cases.

We believe that the Splunk portfolio offers a unique breadth and depth of capabilities, including:

•Industry analyst-recognized market leadership in our Security, IT Operations, and Observability solutions, which can deliver best-in-class outcomes for customers.

•Creating greater cost efficiencies and better outcomes for customers by reducing data duplication, scaling investments across multiple functions and use cases, and enabling greater collaboration, common visibility, and tighter alignment across functions.

•The scalability, flexibility, and power of the Splunk Platform enables complete solutions for very large and complex technology infrastructures, and is proven across thousands of customers capable of ingesting and analyzing up to petabytes of data per day

•The combination of real-time stream transformation and analytical processing with near-real time and batch-oriented processing of large, complex data sets collected over long time periods. Together these capabilities provide support for a broad range of use cases spanning end-to-end operational processes, from historical analytics, forensic investigation, and machine learning model development to real-time monitoring, analytics, and machine model execution.

•The increasing use of machine learning across the portfolio to drive more sophisticated and valuable insights at ever growing scale. We apply our deep expertise in the Security, IT, and Observability domains to out-of-the-box machine learning analytics in Splunk Solutions to deliver more accurate and actionable insights, proactive monitoring, and prescriptive and automated responses. The Splunk Platform provides pre-built machine learning algorithms and model development capabilities and supports integration with external data science platforms, expanding the use of machine learning to complex, custom use cases.

The Splunk portfolio of offerings is delivered as a mix of cloud service offerings and licensed software (“software offerings”) that customers deploy on their premises or in their own cloud environments. We believe that the unique capabilities, rapid delivery, and streamlined adoption that cloud services enable make them the best delivery model for us and the majority of our customers. Accordingly, we will deliver a growing number of our offerings exclusively as cloud services to take full advantage of cloud capabilities like elastic scalability while maximizing the rate at which new features are adopted and validated. Where there is a need to deliver solutions as software offerings, we generally follow a cloud-first model, under which the most complete feature sets and frequent releases are provided in cloud services offerings, while subsets of cloud-validated features are released on a more measured cadence in software offerings.

The Splunk Platform

The Splunk portfolio of offerings is anchored by the Splunk Platform, a real-time data platform comprising collection, streaming, indexing, search, reporting, analysis, machine learning, alerting, monitoring and data management capabilities. Different combinations of the Splunk Platform capabilities are offered as services in Splunk Cloud, and in our Splunk Enterprise and Data Stream Processor software offerings. Key Splunk Platform capabilities include:

•Expansive data collection and instrumentation, including application programming interfaces (“APIs”), endpoints, and agents that can acquire data from an extensive set of hardware and software sources. Additionally, Splunk is a leading contributor to OpenTelemetry, a broadly-used open source project hosted by the Cloud Native Computing Foundation.

•Processing and analysis of very large volumes of data, both in real-time while in motion and at rest, in our proprietary, high-scale indexes and external data stores.

•A comprehensive, domain-specific language called the Search Processing Language (“SPL”), which provides a broad set of commands for preparing, exploring, monitoring, analyzing, and visualizing complex, time series-based data.

•Extensive machine learning capabilities, including out-of-the-box algorithms optimized for common data types and use cases and interfaces that allow data scientists to develop and deploy customized algorithms and models against our customers’ data.

•A wide range of interfaces for administrators, data engineers, analysts, and end users that includes tools providing a point-and-click experience for data preparation and investigation, highly-configurable dashboards, and a family of solutions purpose-built for mobile devices, smart watches, and Apple TV and Chromecast display devices.

•APIs and software development kits (“SDKs”) in major programming languages such as Java, JavaScript, C# and Python that enable the Splunk ecosystem, including Splunk customers and partners, to build applications and integrations that focus the power of the Splunk Platform on specific use cases.

Splunk Solutions

In addition to enabling a wide range of use cases, the Splunk Platform is also the foundation of the application offerings for Security, IT, and Observability.

Splunk Security Solutions

Splunk Security solutions help cybersecurity teams streamline the security operations workflow, accelerate threat detection and response, enhance threat visibility, and scale resources to increase analyst productivity through machine learning and runbook-driven automation. Built on the Splunk Platform, Splunk Security offerings include Splunk Enterprise Security, Splunk User Behavior Analytics and Splunk Phantom, and are available as a mix of cloud services and software offerings. Customers use the Splunk Security offerings to address a range of use cases including:

Investigation and Forensics Empower security teams to analyze and confirm high priority incidents to determine the circumstances and scope of an incident while appropriately handling incident investigation and response.

Security information and event management and Security Analytics Enable security teams to gain full visibility into their data and make analytics-driven security decisions using pre-built frameworks, workflows and dashboards. Specific use cases include real-time security monitoring, advanced threat detection, and incident investigation for efficient threat management.

Automation and Orchestration Provide security operations centers advanced orchestration, automation and response capabilities by integrating teams, processes and tools. Splunk Mission Control empowers security teams to detect, manage, investigate, hunt, contain and remediate threats from a unified security operations platform.

Splunk IT Solutions

Splunk IT solutions provide IT Operations teams visibility and control across cloud and on-premises environments. With improved visibility, IT Operations teams can predict and find outages, improve decision-making and take a service oriented approach to managing IT infrastructure and applications. Splunk IT offerings, which are built on the Splunk Platform and are available as a mix of cloud and software offerings, include Splunk IT Service Intelligence, Splunk On-Call and Splunk Infrastructure Monitoring. Customers use Splunk IT solutions to address a range of use cases including:

IT Investigation and Monitoring Monitor uptime, performance and response time with a unified view of their entire IT environment. Splunk offerings enable IT Operations teams to obtain insight across their data centers and cloud services so that they can accelerate outage investigations and reduce mean time to resolution by quickly identifying and resolving problems.

Event Analytics and Management Proactively resolve service issues by using Splunk machine learning capabilities to cluster, filter, and significantly reduce event noise. This results in less time sifting through false positives and the ability to prioritize alerts in terms of impact.

Service Monitoring and Insights Understand how multiple tiers of the service stack interact with each other and impact service degradation. Using machine learning, IT Operations teams can help prevent future outages based on predictive service health scores. IT Operations teams gain visibility across silos to understand high level business service health and performance, while also diving deep into investigations to find the root cause of an incident faster.

Incident Response and Automation Improve the experience of developers and IT Operations through incident response and automation focused on escalating outage and performance incidents to the right people and teams so they can triage and resolve problems most quickly.

AIOps Use big data analytics, machine learning and artificial intelligence to deliver increased accuracy and speed to IT Operations. The Splunk AIOps solution analyzes massive datasets from disparate sources and employs advanced analytics to automate common IT operations and improve data analysis.

Splunk Observability Solutions

The Splunk Observability solutions, offered only as cloud services, focus on application developers, DevOps engineers, site reliability engineers, and cloud operations teams that are responsible for building and maintaining modern infrastructure and applications. These teams are responsible for maintaining application uptime and performance, reducing time to recover from outages, gaining visibility into their constantly changing infrastructure and applications, and ensuring positive user experiences. Splunk Observability offerings include Splunk Infrastructure Monitoring, Splunk Application Performance

Monitoring (“APM”), Splunk Synthetic Monitoring and Splunk On-Call. These offerings can be consumed independently or as an integrated offering that provides full-stack visibility and complete service insights.

Customers use the Splunk Observability solutions to address a range of use cases including:

Cloud Infrastructure Monitoring Monitors cloud infrastructure and networks by streaming performance metrics to detect patterns, sending availability and performance alerts and analyzing performance trends. Splunk Infrastructure Monitoring offers infrastructure visibility across on-premises, hybrid-cloud, multi-cloud and cloud-native infrastructures, containers and orchestration systems such as Docker and Kubernetes and network performance using the eBPF (Extended Berkeley Packet Filter) technology.

APM Monitors applications, especially those based on microservices, to identify performance bottlenecks and outages caused by application issues. Splunk APM provides insights into how microservices and a wide range of application code, including Java, are performing.

Digital Experience Monitoring Monitors services by using both real user and synthetic transactions to analyze response time and issues that create bottlenecks in response time.

Log Investigation Helps identify the root cause of outages and issues by isolating log files that indicate a specific problem in a specific location.

Incident Response Incident response is focused on escalating outage and performance incidents to the right people and teams so they can triage and resolve problems quickly, while improving the experience of developers and DevOps teams.

Ecosystem Solutions

The Splunk Platform and Splunk Solutions, including Splunk On-Call, Splunk Infrastructure Monitoring, and Splunk Phantom, provide APIs, SDKs, and other interfaces that enable our ecosystem, including third-party developers, partners and customers, to build content that configures and extends Splunk solutions to accommodate specific use cases. This range of Ecosystem Solutions includes pre-built data inputs, workflows, searches, reports, alerts, custom dashboards, flexible UI components, custom data visualizations, and integration actions and methods.

Ecosystem Solutions content can be built for a customer or partner’s own internal use, or it can be made generally available for download, in free or premium offerings, from within the Splunk Platform, our Splunk Solutions, and via Splunkbase, an online community and marketplace for developers, partners, and customers to share apps and add-ons. Approximately 2,000 apps and add-ons are currently available on Splunkbase, most of which are built and maintained by third parties.

We do not receive any material revenues from the sale of apps or add-ons by third-party application providers. Many apps and add-ons posted to Splunkbase are provided at no additional cost to users. Partner apps and add-ons listed on Splunkbase that are not free are primarily licensed directly by the third party to the end user.

Customer Success

While customers can readily consume our cloud services and software offerings, our customer success team has developed scalable offerings that span the customer journey, with the explicit intent of providing the right outcome-focused adoption services that result in customer value. These offerings include adoption and implementation services, education services, and maintenance and customer support services that are appropriately tailored to scale to our customers’ size and maturity.

Adoption and Implementation Services

Our customer success planning includes proven on-boarding and adoption best practices on our offerings for all customers, using an outcome-focused approach. Our prescriptive adoption guidance and success planning are targeted to the specific use cases across Security, IT Operations and Observability, spanning a wide variety of industries. Guided by our customer success managers and advocacy team, customers have several ways to engage our experts: through OnDemand Subscription Services, Assigned Expert Subscription Services, or traditional Project-Based Implementation Services.

Education Services

We offer a robust portfolio of training courses and learning paths to our customers and partners. We have also implemented a comprehensive training certification program to ensure an understanding of our offerings.

Maintenance and Customer Support

We offer software maintenance and support services as part of our cloud services and software offerings. Maintenance and support entitlements provide customers the right to receive unspecified software updates, maintenance releases and patches, and access to our technical support services during the term of the subscription.

We maintain a customer support organization that offers multiple service levels. Standard or Premium support customers receive 24x7x365 access to subject matter experts for critical issues, direct telephone support, access to online support, and software upgrades. Additionally, Premium support provides much faster response/update times and targeted fix Service Level Objectives for all case priorities, providing proactive support and quarterly reviews of the customer’s mission-critical deployments. Our customer support organization has global coverage capabilities, delivering support with deep expertise in our cloud services and software offerings, complex IT environments and associated third-party infrastructure.

Our Growth Strategy

We are focused on providing the right capabilities through our products and services to remove the barriers between data and action. The key elements of our growth strategy are:

Cloud-first Platform and Solutions. We have reached a key milestone in our cloud transformation, where cloud services represent the majority of our total software bookings. Our cloud services customers have accelerated their time to value and achieved lower total cost of ownership. Most importantly, the rate at which new features and capabilities are delivered to and used by customers is accelerated when using cloud services offerings. Given our customers’ success adopting our cloud services offerings, we will continue to invest heavily in differentiated cloud services offerings delivered through a cloud-optimized go-to-market and support model. We will continue to invest in our software offerings to enable both standalone consumption and hybrid Splunk deployments that span customer on-premises and cloud environments. We expect our cloud services offerings will continue to be an important source of growth for Splunk and our customers.

Expand the Splunk value proposition with broader and deeper capabilities. We will continue to focus our product strategy and go-to-market approaches on our Security, IT Operations, and Observability users and we will expand the Splunk Platform and Splunk Solutions offerings that serve them. We intend to deliver new and enhanced capabilities, as well as services that provide faster time-to-value and easier adoption and expansion. We also plan to deliver new features tailored to meet the specific needs of users, including more comprehensive data reach, more powerful analytics, and AI/ML and automation capabilities. While we are focused on extending our industry analyst-recognized leadership across Security, IT Operations and Observability, our customers benefit from even greater value when multiple organizations are generating insight using the Splunk Platform.

Global Expansion. We continue to invest in go-to-market, operations and infrastructure to deliver our services to customers in targeted countries across multiple geographies. Splunk has had success in global expansion as evidenced by our increased mix of revenues outside of the U.S. and we continue to see this as a significant growth opportunity.

Research and Development

We invest substantial resources in research and development to enhance our offerings, develop new end-market specific solutions and apps, conduct software and quality assurance testing and improve our core technology. Our technical staff monitors and tests our software on a regular basis, and we maintain a regular release process to refine, update, and enhance our existing offerings. As we shift our focus to cloud services offerings we will make significant investments in a cloud-

optimized delivery model while continuing to invest in our software offerings, both for standalone consumption and for deployment in hybrid environments.

Acquisitions and Investments

We enhance and expand our offerings both through our own research and development efforts and through acquisitions and investments. We have made a number of acquisitions in the past and will continue to evaluate acquisition opportunities that can accelerate the delivery of new capabilities, entry into new market segments and our technical expertise.

Intellectual Property

We rely on patent, trademark, copyright and trade secret laws, confidentiality procedures, internal policies and contractual provisions to protect our technology and intellectual property rights. The nature and extent of legal protection of our intellectual property rights depends on, among other things, the type of intellectual property right and the jurisdiction in which such right arises. We believe that our intellectual property rights are valuable and important to our business. We file trademark, patent, and copyright applications to protect our intellectual property.

Generally, we retain ownership of software we develop. All software is licensed to users and primarily provided in object code or as a cloud service pursuant to browser-wrap, embedded or on-line license or service terms, or signed customer agreements. These agreements generally contain restrictions on duplication, disclosure, reverse engineering, transfer and license circumvention.

We use open source software in our offerings and business, including as incorporated into software we receive from third party commercial software vendors or technologies obtained through acquisitions, and expect to continue to use open source software in the future. Additionally, we, including companies that we have acquired, have intentionally made certain proprietary software available on an open source basis, both by contributing modifications back to existing open source projects, and by making certain internally developed tools available pursuant to open source licenses, and we plan to continue to do so in the future.

Sales and Marketing

Our sales and marketing organizations work together closely to expand market awareness, generate sales pipeline, and cultivate customer relationships to drive revenue growth and enablement for adoption and customer success.

Sales

We sell our offerings directly through field sales, inside sales and indirectly through different routes to market with various partners. We gather prospects through a broad range of marketing campaigns, programs and events. Our sales development teams handle lead qualifications. Large or complex transactions generally are handled by our globally distributed direct field sales teams. Our sales engineers help define customer use cases, pre-sales qualification and evaluation.

Our field sales teams are organized geographically across the Americas, Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). We also have a dedicated sales team focused on government customers, which includes United States federal, state and local government entities.

In addition to acquiring new customers, our sales teams are responsible for securing renewals of existing contracts, as well as increased adoption of our offerings by existing customers. To accomplish this, our field sales and customer success teams work closely with our customers to ensure adoption and overall account health, which fosters expanded usage through higher capacity or upgrades and additional use cases.

Marketing

We focus our marketing efforts on generating opportunities for our sales force and partners, increasing awareness of the Splunk brand, driving viral adoption, and communicating product advantages and business benefits. We market our offerings as a targeted solution for specific use cases and as an enterprise solution for a broad range of data and use cases. We engage with existing and potential customers to provide community-based education and awareness and to promote expanded use of our cloud services and software offerings within these customers. We engage business press, technology press, industry analysts and influential voices to create awareness for Splunk in our target markets. We host a number of events, including the SplunkLive! event series, across our sales regions to engage with both existing customers and new prospects, as well as deliver product training. We host our annual user conference, “.conf” and multiple partner conferences as other ways to support the Splunk community to foster collaboration and help our customers drive further business results from our offerings.

Partner Ecosystem

We maintain an extensive and active partner ecosystem through the Splunk Partner+ Program. Our partners assist us by selling, servicing or building solutions on top of the Splunk Platform. Selling partners identify new prospects or use cases through their technology and customer relationships. Partners offering professional services provide implementation and support to existing customers, up-selling for additional use cases and maintenance renewals. Partners building on top of Splunk create applications, add-ons and connectors that allow customers to leverage broader sets of data in Splunk, extending our overall market reach and total addressable market.

The Splunk Partner+ Program expands our geographic sales reach worldwide, across all of our sales theaters. Historically, the majority of EMEA, APAC and U.S. Public Sector sales rely heavily on engagement with our partners, and we expect this trend to continue.

Splunk has organized its partner ecosystem strategy to align with four partner-centric routes to market:

Cloud service providers (“CSP”) Strong partnerships with CSPs (e.g. Amazon Web Services and Google Cloud) are the cornerstone of our cloud focus. We have several coordinated, ongoing marketing and sales efforts with these key partners, to promote Splunk Cloud running on CSP infrastructure.

Distribution and resellers Splunk has a well-established and mature global network of distribution and resell partners. These partners are enabled to sell both our cloud services and software offerings and represent an important part of our focus on offering cloud-centric solutions to our customers worldwide. Splunk provides a wide range of support programs to our distribution and reseller partners via the Splunk Partner+ Program.

Global systems integrators, system integrators, and managed services providers Partners can deliver solutions and services to their customers with the Splunk Platform. These partners are independently developing and deploying the Splunk Platform-based solutions to their customers, extending our overall market reach and total addressable market.

Technology and ecosystem partners The Splunk Technology Alliance Partner Program enables and supports an ecosystem of over 750 software vendors who build integrations between Splunk and their products. Some also leverage the Splunk Platform to build data-centric solutions for their customers. Splunk provides a rich set of tools and documentation to help partners build integrations and solutions, adding value to our mutual customers’ investments. Partner integrations and apps are typically made available to customers via our online integration and solution repository, SplunkBase.

Splunk Community Engagement

We engage with the community of Splunk users, including Splunk employees, partners, and customers, through a variety of online and in-person forums to assist with Splunk skills development and use, empower the development of Ecosystem Solutions, cross-pollinate experiences and best practices, and get feedback on current and planned future offerings and capabilities.

Our primary online forums include Splunk Answers, Splunk User Groups, and Splunk Ideas. In Splunk Answers, users share best practices about how to build searches, create data visualizations, build implementations to address specific use-cases and configure and deploy our cloud services and software offerings. While our product, support, engineering and professional services teams participate in Splunk Answers, the majority of questions appearing on Splunk Answers are answered by other Splunk users, including the SplunkTrust, a peer-nominated, MVP group of Splunk users. Splunk Ideas is a forum through which the community can submit and vote on ideas for new product offerings and capabilities, providing a highly-refined set of inputs to our product development efforts. We also maintain active communities on leading social internet platforms, including Facebook, Twitter, LinkedIn and Slack.

Comprehensive enablement for Ecosystem Solutions developers is provided on our Splunk Dev portal. Splunk Dev contains resources for building apps, integrations, and other Ecosystem Solutions content that extends the Splunk offerings to new data, insights, and use cases. Developers can sign up for free licenses or access to support both their on-premises and cloud-native application needs. Additional resources made available through Splunk Dev include developer guides, API references, tutorials, downloads, tools and examples to help developers efficiently create new solutions.

We also continue to support the growth of the Splunk Community, with local Splunk User Groups around the world and a growing collection of Splunk-sponsored events, such as .conf, and regional/local events, such as SplunkLive!

Customers

We have customers in more than 130 countries and over 90 of the Fortune 100 companies, as of January 31, 2021. We provide offerings to customers of varying sizes, including enterprises, educational institutions and government entities. No individual customer represented more than 10% of our total revenues for any of the periods presented. Our current customer base spans numerous industry verticals, including education, financial services, government, healthcare/pharmaceuticals, industrials/manufacturing, media/entertainment, retail/ecommerce, technology, and telecommunications.

Backlog and Seasonality

Our backlog represents non-cancelable orders that have not been recognized as revenue and have not yet been invoiced. We had backlog of approximately $844.6 million and $794.9 million as of January 31, 2021 and 2020, respectively.

For information regarding the seasonality in the sale of our offerings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality, Cyclicality and Quarterly Trends” of this Annual Report on Form 10-K.

Competition

Our industry is evolving rapidly and is becoming increasingly competitive. More and more vendors are competing across buying centers, security vendors are attempting to penetrate the IT Operations industry, IT competitors are targeting the security space, APM and Observability competitors are expanding their footprints in log management and machine data, and cloud service providers are extending their native operations and security capabilities across competing cloud environments. Additionally, a number of more domain-focused competitors continue to target specific use cases within the application, IT and security domains in an attempt to drive rapid penetration.

These dynamics position us in competition with a variety of large CSPs and software vendors, as well as smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•Cloud monitoring and APM/Observability vendors;

•Monitoring, troubleshooting, security and analytics services offered (embedded or add-ons) by major public cloud service providers;

•Companies targeting the data analytics industry;

•Legacy security, systems management and other IT vendors; and

•IT departments that undertake custom software development efforts to analyze and manage their operations data across their public and private cloud landscapes.

Human Capital

At the core of Splunk, we are a people-centric company. We believe that the best way to continue to deliver customer success and the best products and services is to focus on attracting the most qualified candidates to join our team (based on skills, knowledge and abilities). We also spend time and energy supporting, retaining and developing our high-performing and innovative employees. Our commitment to diversity and inclusion is central to our core values. We strive to embrace each person’s unique individual value and the communities that matter to them. This commitment is an integral part of our Diversity, Equity & Inclusion (“DEI”) strategy. As of January 31, 2021, we employed over 6,500 employees, of which approximately 71.5% were in the United States and 28.5% were in our international locations.

We encourage you to visit our website for more detailed information regarding our human capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Diversity and Inclusion

A diverse and inclusive company helps us achieve our mission of bringing data to every question, decision and action to drive positive outcomes for our company, our communities and each other. Our company-wide inclusiveness effort, A Million Data Points, speaks powerfully to our holistic, multi-dimensional approach to diversity, illuminating cultural heritage, intersectionality, experiences and all the unique qualities and talents that each employee possesses. We also cultivate an inclusive culture through several employee resource groups (ERGs). In fiscal 2021, Splunk focused on the hiring, retention and representation rates of women and individuals from underrepresented groups. We provide DEI education and offerings to imbed inclusion and equity in our talent processes. We plan to conduct intersectional employee surveys that look at a combination of factors that include underrepresented groups and gender to check for variances in employee experiences.

We work to help provide access to new careers in technology with skills development and training, promoting a new generation of diverse talent through a global network of universities, community colleges and workforce partners like YearUp and Hire Military. Splunk is regularly recognized as an employer of choice in the technology industry and within the various locations that we operate. In fiscal 2021, we were named one of the Best Places to Work for LGBTQ Equality after earning a score of 100 on the Human Rights Campaign (HRC) Corporate Equality Index, and we were included in Fortune’s Best Workplaces for Women and Millennials and Best Workplaces in Technology. In fiscal 2020, we were included in Fortune’s Best Workplaces for Women, Parents, Millennials and Diversity.

Additional information on our diversity and inclusion strategy, diversity metrics and programs can be found in the Diversity Annual Report posted on our website.

Compensation, Benefits and Wellbeing

Splunk provides a comprehensive and competitive compensation and benefits package to attract, retain and engage the talented employees that make our company successful. We provide employees with competitive base salaries, incentive compensation and equity awards in the form of RSUs as well as the opportunity to participate in our Employee Stock Purchase Plan, which allows employees to purchase Splunk stock at a discount.

Our benefits offerings are designed to meet the unique needs of our employees. We believe we provide competitive benefits in each local market we operate in to help our employees care for themselves and their families. Common offerings are health benefits, retirement benefits, fertility and family planning benefits, paid time off, holidays and leave benefits.

In response to COVID-19, we offer a number of additional benefits to help our employees. These benefits include 30 days of paid time off that employees can use for any absence related to the pandemic or a natural disaster, four additional wellbeing paid rest days and reimbursement for certain expenses related to remote working. In addition, we have a global mental health offering through a third party provider who gives our employees and their families access to counseling, personal coaches and a variety of digital wellness resources.

Development

We believe in leadership and learning and invest in the development of all of our employees. Employees take advantage of live courses, leadership programs, online training, product training, sales training, technical training, mentor programs, team building events, seminars, conferences, lectures, university programs, peer-to-peer and manager-led training and other learning opportunities across the company.

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

Item 1A. Risk Factors

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in Part I, Item 1A titled “Risk Factors.” These risks include, but are not limited to, the following:

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
•our evolving pricing models and their impacts on our customers’ purchases, renewals, upgrades and expansions;
•the length of time, expense and unpredictability associated with our sales;
•our international sales and operations;
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

General Factors
•the impact of climate change on our business;
•tax liabilities related to federal, state, local and foreign taxes;
•changes in accounting pronouncements and other financial and nonfinancial reporting standards;
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

Our revenues, operating margins, cash flows and other operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance. For example, we generally recognize license revenues upfront and recognize revenues associated with our cloud services ratably over the term of the agreement. At the beginning of each period, we cannot predict the ratio of orders with revenues that will be recognized upfront and those with revenues that will be recognized ratably that we will enter into during the quarter, due to the fact that our customers have the ability to choose between a term license and cloud subscription agreement. Our customers may choose shorter duration term licenses ahead of migrating to cloud subscriptions and may choose shorter duration cloud subscriptions when transitioning from on-premises to cloud services. In addition, the size of our licenses and orders varies greatly and can result in fluctuations in our revenues and operating results. A portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including agreements for our cloud services and maintenance and support agreements. Consequently, a decline in business from such ratably recognized agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods.

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

In addition to other risk factors described elsewhere in this “Risk Factors” section, factors that may cause our financial results to fluctuate from quarter to quarter include:

•the impact of our business model transition on our revenue mix, which may impact our revenue, deferred revenue, remaining performance obligations, gross margins and operating income;

•the timing of our sales during the quarter, particularly because a large portion of our sales occur toward the end of the quarter

•the loss or delay of a few large transactions;

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

•our ability to qualify and successfully compete for government contracts; and

•the collectability of receivables from customers and resellers, which may be hindered or delayed, particularly as the COVID-19 pandemic continues.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and expect to continue to experience growth in our headcount and operations, including from acquisitions, which has placed and will continue to place significant demands on our management and our operational and financial systems and infrastructure. As of January 31, 2021, approximately 24% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture and values, the challenges of which may be exacerbated due to remote working conditions associated with the COVID-19 pandemic. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $2.47 billion at January 31, 2021. Because our products and offerings, as well as the market for these products and offerings, continues to evolve, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance, particularly as our business model transitions. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, changes in our mix of revenues, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

Our cloud services, including Splunk Cloud, require costly and continual infrastructure investments, and market adoption of these cloud services could adversely affect our business.

A cloud-based model of software deployment is one in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. Delivering software under a cloud-based model results in higher costs and expenses when compared to sales of software licenses for similar functionality. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a cloud-based model. Many of our offerings are now made available in the cloud as well as on-premises. Customers can sign up for our cloud services and avoid the need to provision, deploy and manage internal infrastructure. In order to provide our cloud services via a cloud-based deployment, we have made and will continue to make capital investments and incur substantial costs to implement and maintain this alternative business model. In addition, as we look to deliver new or different cloud services, we are making significant technology investments to deliver new capabilities and advance our software to deliver cloud-native customer experiences. We expect that over time the percentage of our revenue attributable to our cloud services will continue to increase. If our cloud services, in particular Splunk Cloud, do not garner widespread market adoption, or there is a reduction in demand for cloud services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, security or privacy concerns, inability to properly manage such services, competing technologies and products, decreases in corporate spending or otherwise, our financial results, business model and competitive position could suffer. If these investments do not yield the expected return, or we are unable to decrease the cost of providing our cloud services, our gross margins, overall financial results, business model and competitive position could suffer. Transitioning to a fully cloud-based model also impacts the way we recognize revenues, which may affect our operating results and could have an adverse effect on our business operations and financial results.

Even with these investments and costs, the cloud-based business model for our cloud services may not be successful, as some customers may desire only software licenses to our offerings. Our cloud services may raise concerns among customers, including concerns regarding changes to pricing models, service availability, scalability, ability to use customer-developed apps, information security of a cloud service and hosted data, and access to data while offline or once a subscription has expired. Market acceptance of our cloud services can be affected by a variety of factors, including but not limited to: security, reliability, performance, terms of service, support terms, customer preference, community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding data privacy or data protection, and the enactment of restrictive laws or regulations in the affected jurisdictions. If we or other providers of cloud services experience security incidents or breaches, loss of customer data, disruptions in delivery of services, network outages, disruptions in availability of the internet, unauthorized access or other problems, the market for cloud services as a whole, including Splunk Cloud, may be negatively affected. Moreover, sales of Splunk Cloud and other cloud services could displace sales of our software licenses. Alternatively, subscriptions to Splunk Cloud and other cloud services that exceed our expectations may unexpectedly increase our costs, lower our margins, lower our profits or increase our losses and otherwise negatively affect our projected financial results.

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

We continue to be substantially dependent on our sales force to effectively execute our sales strategies to obtain new customers and to drive additional use cases and adoption among our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require, and further, the restrictions placed on recruiting, training and retention by the COVID-19 pandemic may further exacerbate our efforts to expand our sales force. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. In addition, as we continue to grow rapidly, a large percentage of our sales force is new to the company and our offerings. As our sales strategies evolve and offerings expand, additional training for new hires and our existing team may be required for our sales force to successfully execute on those strategies. We periodically adjust our sales organization and our compensation programs as part of our efforts to optimize our sales operations to grow revenue, drive incremental growth and support our business model transition. If we have not structured our sales organization or compensation for our sales personnel in a way that properly supports our company’s objectives, or if we fail to make changes in a timely fashion or do not effectively manage changes, our revenue growth could be adversely affected. Our growth creates additional challenges and risks with respect to attracting, integrating and retaining qualified employees, particularly sales personnel. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

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

Our unused net operating losses and tax credits generally carry forward to offset future taxable income and tax. We record an asset for these future tax benefits, with our U.S. federal and state benefits subject to a full valuation allowance. Federal, state and foreign taxing bodies often place limitations on net operating loss and tax credit carryforward benefits. As a result, we may not be able to utilize the net operating and tax credit assets reflected on our balance sheet, even if we attain profitability. Section 382 of the United States Internal Revenue Code of 1986 (the “Code”) is one such example of a limitation. A corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. If our existing NOLs are subject to limitations arising from an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code, and a certain amount of our prior year NOLs could expire without benefit. Changes in the law may also impact our ability to use our net operating loss and tax credit carryforwards. For example, the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, modified certain limitations on the use of our federal NOLs, and California recently enacted legislation limiting the use of our state NOLs for taxable years 2020, 2021, and 2022.

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

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the disease to our employees, our customers, and the communities in which we operate, which could negatively impact our business. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, employee productivity, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, including as a result of travel restrictions, any of which could harm our business and results of operations. Additionally, with so many of our employees now working remotely, we are at increased risk of cyber security-related breaches. We continue to take steps to monitor and enhance the security of our systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, IT infrastructure networks, and data upon which we rely.

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

Although our offerings target the new and emerging market for software and cloud services that deliver real-time business insights from data, we compete against a variety of large cloud service providers and software vendors, as well as smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•Cloud monitoring and APM/Observability vendors;

•Monitoring, troubleshooting, security and analytics services offered (embedded or add-ons) by major public cloud service providers;

•Companies targeting the data analytics industry;

•Legacy security, systems management and other IT vendors; and

•IT departments that undertake custom software development efforts to analyze and manage their operations data across their public and private cloud landscapes.

The principal competitive factors in our markets include features, performance and support, scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. Some of our current and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios, broader global distribution networks and presence and more developed ecosystems of partners and skilled users. Further, competitors may be able to offer products or functionality similar to ours at a more attractive price than we can, such as by integrating or bundling their software products with their other product offerings. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on delivering real-time business insights from data and could directly compete with us. For example, companies may commercialize open source software in a manner that competes with our offerings or causes potential customers to believe that such product and our offerings perform the same function. If companies move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services comparable to ours or that are better suited for cloud-based data, and the demand for our offerings may decrease. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.

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

We spend substantial amounts of time and money to research and develop or acquire new offerings and enhanced versions of our existing offerings to incorporate additional features, improve functionality or other enhancements in order to meet our customers’ rapidly evolving demands. In addition, we continue to invest in solutions that can be deployed on top of our platform to target specific use cases and to cultivate our community of application developers and users. When we develop a new or enhanced version of an existing offering, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop or acquire new or enhanced offerings, their introduction must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if our recent product expansions and offerings, such as in Splunk Observability Suite, do not garner widespread market adoption and implementation, our financial results and competitive position could suffer.

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

We also note that if our partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. We presently incorporate export control compliance requirements in our partner and customer agreements. Complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

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

From time to time, as part of our acquisition activity, we have discovered a limited number of instances where certain activity raised concerns about potential violations of U.S. sanctions or export control laws. For example, we previously discovered that the SaaS platform or product of an acquired company was accessed (or attempted to be accessed) from IP addresses potentially located in embargoed countries. As a result, we have submitted and may, in the future, submit voluntary disclosures with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) to alert the agency to these types of potential violations. If we (including the companies we acquire) are found to be in violation of U.S. economic sanctions or export control laws, it could result in fines and penalties. We may also be adversely affected through other penalties, reputational harm, loss of access to certain markets or otherwise.

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

We typically enter into term-based agreements for our licensed software offerings, cloud services, and maintenance and support services, which customers have discretion to renew or terminate at the end of the initial term. In order for us to improve our operating results, it is important that new customers enter into renewable agreements, and our existing customers renew, upgrade and expand their term-based agreements when the initial contract term expires. Our customers have no obligation to renew, upgrade or expand their agreements with us after the terms have expired. Our customers’ renewal, upgrade and expansion rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of general economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. For example, the impact of the COVID-19 pandemic on the current economic environment has caused, and may in the future cause, customers to request concessions such as extended payment terms or better pricing or be unwilling to commit to long-term contracts. If our customers do not renew, upgrade or expand their agreements with us or renew on terms less favorable to us, our revenues may decline.

We employ multiple and evolving pricing models, which subject us to various pricing and licensing challenges that could make it difficult for us to derive value from our customers and may adversely affect our operating results.

We employ multiple and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise based on either the estimated daily data indexing capacity or compute resources our customers require. In addition, Splunk Cloud is generally priced based on either the volume of data indexed per day including a fixed amount of data storage, or purchased infrastructure, data storage and bandwidth our customers require, while Splunk Phantom and Splunk On-Call are priced by the number of seats or events used for the products. We offer term licensing options for software offerings and have some remaining perpetual licenses with existing customers, which each have different payment schedules, and depending on the mix of such licenses and cloud subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or cloud subscriptions, or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. As the amount of data within our customers’ organizations grows, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. We have introduced and expect to continue to introduce variations to our pricing models, including but not limited to, predictive pricing programs, workload-based pricing, data ingestion pricing, “rapid adoption” packages and other pricing programs that provide broader usage and cost predictability as well as tiered pricing based on deployment models, data source types, compute and storage units and customer environments. Any change in pricing models bears inherent risks as it may provide customers a choice to go for the lower-cost option, therefore putting renewal and customer lifetime value at risk. Although we believe that these pricing models and variations to these models will drive net new customers and increase customer adoption, it is possible that they will not and may potentially cause customers to decline to purchase or renew licenses or cloud subscriptions, or confuse customers and reduce their lifetime value, which could negatively impact our revenue, business and financial results.

Furthermore, while our offerings can measure and limit customer usage for the most part, we removed metered license enforcement via our software under certain circumstances, and in other circumstances, such limitations may be improperly circumvented or otherwise bypassed by users. For those offerings where we are not fully able to track usage, customers may be consuming over their licensed capacity, which may reduce our revenue opportunities. Similarly, we provide our customers with an encrypted license key for enabling their use of our offerings. There is no guarantee that users of our offerings will abide by the terms of these license limitations or encrypted license keys, and if they do not, we may not be able to capture the full value for the use of our offerings. For example, our enterprise license is generally meant for our customers’ internal use only. If our internal use customers improperly make our offerings available to their customers or other third parties, for example, through a cloud or managed service offering not authorized by us, it may displace our end user sales. Additionally, if an internal use customer that has received a volume discount from us improperly makes available our offerings to its end customers, we may experience price erosion and be unable to capture the appropriate value from those end customers.

Our sales cycle is long and unpredictable, particularly with respect to large customers, and our sales efforts require considerable time and expense.

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. This variation is due to numerous factors, including in the expansion of our offerings and new pricing models, as well as the potential for different buying centers for the same offering. In addition, the introduction of Splunk Cloud has generated interest from our customers who are also considering purchasing and deploying Splunk Enterprise on-premises. In some cases, our customers may wish to consider a combination of these offerings, potentially further slowing our sales cycle. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, an existing customer will convert from a perpetual license to term license or to cloud services, we will make a sale with a potential customer, or a user of a trial version of one of our offerings will upgrade to the paid version of that offering. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenues from that transaction are lost or delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term (subject to rising fixed costs in the longer term as discussed above), our operating results will suffer if revenues fall below our expectations in a particular quarter.

Our international sales and operations subject us to additional risks and challenges that can adversely affect our business operations and financial results.

During fiscal 2021, we derived approximately 34% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. Additionally, we currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to new or existing customers to the same degree we have experienced in the United States.

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

Recent geopolitical events may impact our operations and financial results. For example in December 2020, following a 2016 referendum in which voters in the United Kingdom approved an exit from the European Union (the “EU”) (often referred to as “Brexit”), the United Kingdom left the EU. The political and economic effects of Brexit are still uncertain and will depend, in part, on the Trade and Cooperation Agreement between the European Union and the European Atomic Energy Community, and the United Kingdom of Great Britain and Northern Ireland, signed on December 30, 2020. The departure of the United Kingdom from the EU may cause disruption to our business, including increased friction in our ability to deliver services across the EEA and Switzerland, difficulty in recruiting EU nationals in the United Kingdom due to new immigration requirements, and increased complexities in our relationships with existing and future customers, suppliers, and employees. For example, most of our sales to customers in the EU are transacted through our subsidiary incorporated in the United Kingdom and at this time, we are unable to determine the long-term effects of this arrangement. The economic and legal uncertainty caused by Brexit in the region and globally could also adversely affect the tax, operational, legal and regulatory regimes to which our business is subject in ways we do not yet anticipate.

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

We derive a portion of our revenues from contracts with U.S. federal, state and local and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For our sales to these public sector customers, we must comply with laws and regulations relating to the formation, administration and performance of contracts, which affect how our partners and how we do business with governmental agencies. These laws and regulations provide public sector customers rights, many of which are not typically found in commercial contracts. Such rights may include price protection, the accuracy of information provided to the government, compliance with procurement integrity and government ethics, compliance with specified product certifications restrictions and pre-conditions for access to controlled or classified information, compliance with supply chain requirements, labor regulations and supplier diversity policies, and other terms that are particular to public sector customers. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to bid protests, contract cure actions, claims for damages or other relief, penalties, termination of contracts, loss of exclusive rights in our intellectual property, substantial audit or re-procurement costs and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have a material adverse effect on our business operations and financial results.

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

•changes in the political environment and budgeting, including before or after a change of leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding;

•ability to maintain the facility clearance required to perform on classified contracts for U.S. federal government agencies, or to maintain security clearances for our employees;

•changes to government certification requirements or approved product lists;

•ability to achieve or maintain one or more government certifications, including our existing FedRAMP certification;

•ability to maintain products on key government acquisition contracts;

•an extended government shutdown or other potential delays or changes in the government appropriations or other funding authorization processes including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the recent COVID-19 pandemic;

•changes in the duration of our contracts with government customers;

•delays in the payment of our invoices by government payment offices; and

•bid protests by competitors

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

Our offerings involve the storage and transmission of data, and security breaches and incidents could result in the loss of this information, litigation, indemnity obligations, fines, penalties and other liability. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or our customer’s data or to disrupt our ability to provide services. There is also a danger of industrial espionage, misuse, theft of information or assets (including source code), or damage to assets by people who have gained unauthorized access to our facilities, systems or information. Because there are many different techniques used to obtain unauthorized access to systems and data, and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and incidents and proactively implement adequate preventative measures. Additionally, with so many of our employees now working remotely due to the COVID-19 pandemic, we may face an increased risk of attempted security breaches and incidents. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud services, our security measures or those of our third-party service providers could be breached or otherwise fail to prevent unauthorized access to or disclosure, modification, misuse, loss or destruction of such information. Computer malware, viruses, social engineering (phishing attacks), and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. In the first quarter of fiscal 2019, we took corrective action against an attacker who utilized compromised credentials to access and delete compute capacity in the Splunk Cloud environment. In addition, we do not directly control content that customers store in our offerings. If customers use our offerings for the transmission or storage of personal information or other sensitive types of information and our security measures are, or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential or proprietary information. We make use of third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing, human resources services, customer relationship management, enterprise risk planning and other functions. Although we have developed systems and processes that are designed to protect our business and proprietary information and prevent data loss and other security breaches and incidents, and to reduce the impact of a security breach or incident at a third-party vendor, such measures cannot provide absolute security. There can be no assurance that any security measures that we or our third-party service providers, including third party providers of cloud infrastructure services (“Cloud Service Providers”), have implemented will be effective against current or future security threats. While we maintain measures designed to protect the integrity, confidentiality and security of our data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.

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

Additionally, the recent attack against SolarWinds, in which hackers inserted malware into a SolarWinds software update, highlights the growing risk from the infection of software while it is under assembly, known as a supply chain attack. We could become a vector for a similar style attack or could become the subject of one through a supply chain compromise.

We cannot be certain that our insurance coverage will be adequate for data security liabilities incurred, will cover any indemnification claims against us relating to any incident, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Interruptions or performance problems associated with our technology and infrastructure, and our reliance on Software-as-a-Service (“SaaS”) technologies from third parties, may adversely affect our business operations and financial results.

Our continued growth depends in part on the ability of our existing and potential customers to use and access our cloud services or our website in order to download our software or encrypted access keys for our software within an acceptable amount of time. In addition, we rely heavily on hosted SaaS technologies from third parties in order to operate critical functions of our business, including enterprise resource planning services and customer relationship management services. We have experienced and may in the future experience real or perceived website and cloud service disruptions, storage failures, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website and services simultaneously, unauthorized access, denial of service, security or ransomware attacks. In some instances, we may not be able to identify the cause or causes of these website or service performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website and service performance, especially during peak usage times and as our offerings become more complex and our user traffic increases. If our website or cloud services are unavailable or if our users are unable to download our software or encrypted access keys within a reasonable amount of time or at all, we could suffer damage to our reputation with current and potential customers, be exposed to legal liability, and lose customers, all of which could negatively affect our business. We expect to continue to make significant investments to maintain and improve website and service performance and to enable rapid releases of new features and apps for our offerings. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

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

We are subject to a number of legal requirements, contractual obligations and industry standards regarding security, data protection, and privacy, and any failure to comply with these requirements, obligations or standards could have an adverse effect on our reputation, business, financial condition and operating results.

Data privacy and security have become significant issues in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain types of information. For example, on January 1, 2020, the California Consumer Privacy Act (“CCPA”), which requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, became operative. Additionally, the California Privacy Rights Act (“CPRA”) was approved by California voters in the November 3, 2020 election. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Aspects of the CCPA, the CPRA, and their interpretation remain unclear. We cannot yet fully predict the impact of the CCPA or CPRA on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy or data protection legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the EU General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and, in addition to imposing stringent obligations relating to data protection and security, authorizes fines up to 4% of global annual revenue for some violations. We relied in part upon the EU-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the European Commission and the Swiss-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the Swiss Administration to provide U.S. companies with a valid data transfer mechanism under EU and Swiss law to permit them to transfer personal data from the European Union and Switzerland to the United States. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield, concluding it did not provide adequate protection for personal data transferred to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-US Privacy Shield on similar grounds. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on standard contractual clauses approved by the European Commission (“SCCs”) to transfer personal data. The CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. In November 2020, the European Commission released a draft of revised SCCs addressing the CJEU concerns. The European Data Protection Board (“EDPB”) also issued recommendations, and in January 2021, the EDPB and the European Data Protection Supervisor issued a joint opinion regarding those revised SCCs. The revised SCCs, the foregoing recommendations and opinions of regulators, and other developments relating to cross-border data transfer, may require us to implement additional contractual and technical safeguards for any personal data transferred out of the European Economic Area (“EEA”), which may increase compliance costs, lead to increased regulatory scrutiny or liability, and which may adversely impact our business, financial condition and operating results.

The United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, and has implemented legislation referred to as the “UK GDPR” that generally provides for the GDPR to be implemented in the UK following Brexit and the transition period that ended on December 31, 2020. While the EU has published draft decisions that the United Kingdom may be deemed an “adequate country” to which personal data could be exported from the EEA, this decision may face challenges in the future, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. Our EMEA headquarters is in London, causing this uncertainty to be particularly significant to our operations. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.

Complying with the GDPR, the CCPA and the CPRA, or other laws, regulations, or other obligations relating to privacy, data protection, data localization or security in the U.S. or other regions worldwide may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results.

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

In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. Because privacy, data protection and data security are critical competitive factors in our industry, we may make statements on our website, in marketing materials, or in other settings about our data processing and data security measures and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. We also expect that laws, regulations, industry standards and other obligations relating to privacy, data protection and security will continue to evolve worldwide, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. We cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of, existing laws and regulations, industry standards, or other obligations may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, and contractual and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, standards, contractual obligations and other obligations relating to privacy and data protection are uncertain, these laws, standards, and contractual and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management practices, our policies or procedures, or the features of our offerings. If so, in addition to the possibility of fines, lawsuits and other claims, we may find it necessary or appropriate to fundamentally change our business activities and practices, including the establishment of localized data storage or other data processing operations, or modify or cease offering certain offerings either generally or in certain geographic regions, any of which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new offerings and features could be limited. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our offerings. Any inability to adequately address privacy, data protection or security-related concerns, even if unfounded, or to successfully negotiate privacy, data protection or security-related contractual terms with customers, or to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and security, could result in additional cost and liability to us, damage our reputation, inhibit sales, slow our sales cycles, and adversely affect our business. Privacy and personal security concerns, whether valid or not valid, may inhibit market adoption of our offerings, particularly in certain industries and foreign countries.

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

Our issued patents and any patents issued in the future may not provide us with any competitive advantages, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or we may not be able to do so at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the infringement, validity, enforceability and scope of protection of patent and other intellectual property rights are complex and often uncertain. Any patents that are issued, and any of our other intellectual property rights may be challenged by others and invalidated or narrowed through administrative process, litigation, or similar proceedings, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. We cannot be certain that we were the first to use the inventions claimed in our issued patents or pending patent applications or otherwise used in our offerings, that we were the first to file patent applications, or that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our offerings or technology. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our offerings are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States (in particular, some foreign jurisdictions do not permit patent protection for software, and even in the United States, this protection is limited), and mechanisms for enforcement of intellectual property rights may be inadequate. We have filed for patents in the United States and in limited non-U.S. jurisdictions, but such protections may not be available or adequate in all countries in which we operate or in which we seek to enforce our intellectual property rights, or may be difficult to enforce in practice. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. We are currently unable to measure the full extent of this unauthorized use of our products, platform capabilities, software, and proprietary information. We believe, however, that such unauthorized use is and can be expected to be a persistent problem that negatively impacts our revenue and financial results. Additional uncertainty may result from recent and future changes to intellectual property legislation in the United States and other countries and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Further, although we endeavor to enter into non-disclosure agreements with our employees, licensees and others who may have access to confidential and proprietary information, we cannot assure that these agreements or other steps we have taken will prevent unauthorized use, disclosure or reverse engineering of our technology.

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

In addition to our direct sales force, we use partners, such as distributors and resellers, to license, provide professional services and support our offerings. Historically, we have relied on a limited number of such partners for a substantial portion of our total sales, particularly in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions, and for sales to government agencies. For example, sales through our top two partners represented 41% of our revenue in fiscal 2021. We expect that sales through partners in all regions will continue to be a significant portion of our revenues for the foreseeable future. As changes in our partner strategy are implemented, including potentially emphasizing partner-sourced transactions, results from sales through our partners may be adversely affected.

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

•the impact of our shift to a subscription model, as well as increased annual invoicing and decreased multi-year upfront invoicing, which may impact our revenue, deferred revenue, cash collections, remaining performance obligations, gross margin and operating income;

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

In addition, the stock markets, and in particular the market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the financial performance of those companies. In the past, following periods of market volatility, securities class action litigation and stockholder derivative litigation have often been instituted. In December 2020, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against us, our CEO and our CFO alleging violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for allegedly making materially false and misleading statements regarding our financial guidance. On March 16, 2021, the Court appointed lead plaintiff and lead counsel in the case. In February and March 2021, two derivative lawsuits related to the securities class action were filed. These lawsuits could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows. If we were to become involved in additional litigation in the future, it also could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows.

Climate change may have a long-term impact on our business.

The long-term effects of climate change on the global economy and the technology industry in particular are unclear, however we recognize that there are inherent climate related risks wherever business is conducted. Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, pandemics such as the COVID-19 pandemic, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, geopolitical instability, war, the effects of climate change and other events beyond our control. For example, our California corporate offices are located near major seismic faults, and have also historically experienced, and are projected to continue to experience, climate-related events including drought and water scarcity, warmer temperatures, wildfires and air quality impacts and power shut-offs associated with wildfire prevention. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expenses that we may sustain. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations.

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

Changes in accounting pronouncements and other financial and nonfinancial reporting standards.

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. We regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and interpretations that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we may be required to change our accounting policies, to alter our operational policies to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, and to adjust our published financial statements. Such changes may have an adverse effect on our business, financial position and operating results, or cause an adverse deviation from our revenue and operating profit targets, which may negatively impact our financial results.

In addition, as we work to align with the recommendations of the Sustainability Accounting Standards Board (“SASB”), and our own ESG materiality assessment, we have expanded and, in the future, may continue to expand our disclosures in these areas. Our failure to report accurately or achieve progress on our metrics on a timely basis, or at all, could adversely affect our reputation, business, financial performance and growth.

The requirements of being a public company and a growing and increasingly complex organization may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased and will continue to increase demand on our systems and resources.

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

•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•require the approval of our board of directors or the holders of a super majority of our outstanding shares of capital stock to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters at 270 Brannan Street occupy approximately 182,000 square feet under an office lease wherein approximately 50% expires in February 2023 and the balance expires in February 2024. Additionally, we have an office lease for approximately 235,000 square feet located at 3098 Olsen Drive, San Jose, California that expires in August 2027 for our business operations, sales, support and product development. During the fiscal year ended January 31, 2019, we entered into an office lease for approximately 300,000 square feet located at 3060 Olsen Drive, San Jose, California. We lease smaller regional offices for our business operations, sales, support and some product development in various locations throughout the United States. Our foreign subsidiaries lease office space for their operations including local sales, support and some product development. While we believe our facilities are sufficient and suitable for our current operations, we are in the process of evaluating future office space needs and configurations to support our growing workforce post COVID-19.

Item 3. Legal Proceedings

The information set forth under Legal Proceedings in Note 3 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock, $0.001 par value, began trading on the NASDAQ Global Select Market on April 19, 2012, where its prices are quoted under the symbol “SPLK.” As of January 31, 2021, there were 59 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders, but it is well in excess of the number of record holders.

Stock Performance Graph

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite index and the NASDAQ Computer index for each of the last five fiscal years ended January 31, 2021, assuming an initial investment of $100. The NASDAQ Computer index utilizes the same methods of presentation and assumptions for the total return calculation as does Splunk and the NASDAQ Composite index.

Splunk Inc. Comparison of Total Return Performance
0.4
0.3
0.2
0.1
0
Index Value
Jan 16
Jan 17
Jan 18
Jan 19
Jan 20
Jan 21
Period Ending
Splunk Inc.
NASDAQ Composite
NASDAQ Computer

Company/Index	1/31/16	1/31/17	1/31/18	1/31/19	1/31/20	1/31/21
Splunk Inc.	$100.00	$124.99	$199.55	$269.69	$335.41	$356.51
NASDAQ Composite	$100.00	$123.23	$164.43	$163.31	$207.46	$298.92
NASDAQ Computer	$100.00	$123.65	$174.81	$171.09	$246.18	$359.68

Item 6. Selected Financial Data

We have elected to early adopt the amendment to Item 301 of Regulation S-K and are omitting this disclosure in reliance thereon.

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

The following section generally discusses fiscal 2021 and 2020 items and year-to-year comparisons between fiscal 2021 and 2020. Discussions of fiscal 2019 items and year-to-year comparisons between fiscal 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, and are incorporated herein by reference.

Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. In addition, percentages presented are calculated from the underlying numbers in thousands and may not add to their respective totals due to rounding.

Overview

Splunk provides innovative cloud and software offerings that deliver and operationalize insights from data generated by digital systems. This data is growing significantly as a direct result of the prevalence and importance of digital systems used by today’s organizations. Decades of investment in digital transformation have integrated the hardware and software that comprise digital systems into every aspect of how modern organizations operate. The data generated by these systems contains a comprehensive, real-time record of operations, interactions, and transactions that our offerings convert into insights that improve technology and business outcomes. Our solutions for Security, Information Technology (“IT”) Operations, and Observability empower users in technology roles, including application development, IT operations, and cyber security, to monitor and secure digital systems more quickly and efficiently. Business users leverage our offerings to gain visibility to their digital processes in order to deliver better experiences, improve decisions and drive better results in areas including supply chain, inbound and outbound logistics, manufacturing, sales, and service.

Our offerings provide visibility to our customers’ diverse technology infrastructure including systems deployed on the edge, on premises, and in private and public cloud environments, running software ranging from embedded through monolithic apps to cloud native ones. We also believe our offerings empower operational transformation, helping customers move from reactive, non-scalable and ineffective approaches to proactive, automated, and AI-assisted processes that drive better outcomes even as the scale and complexity of their infrastructures continue to grow.

The events of 2020 significantly increased the importance of being a digital, data-driven enterprise. The COVID-19 pandemic is exerting an enormous amount of pressure on organizations of all kinds to support new ways of working, to deliver better experiences and outcomes, and to enable entirely new offerings and business models. We believe that Splunk enables organizations to rise to these challenges by leveraging technology to achieve greater efficiency, agility, security, and drive a sustained competitive advantage.

We typically base our cloud services annual subscription fees on either the volume of data indexed per day including a fixed amount of data storage, or purchased infrastructure and data storage our customers require. We recognize the revenues associated with our cloud services ratably over the associated subscription term. For our software offerings, we typically base the license fees on either the estimated daily data indexing capacity or the compute power our customers require and we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large license contracts may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term.

Our revenue mix has shifted from sales of licenses to sales of cloud services and we expect it will continue to shift in favor of cloud services. Our transition to a predominantly cloud services delivery model has impacted, and it will continue to impact the timing of our recognition of revenue as an increasing percentage of our sales becomes recognized ratably, as well as impact our operating margins as cloud services become a larger percentage of our sales. Our shift to a subscription model has happened faster than we expected, and our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited. We have also shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time with the transition to a subscription model than it has historically, and we expect this to negatively impact operating cash flows through at least fiscal 2022.

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

Impact of COVID-19 on our Business

In December 2019, COVID-19 was reported in China, in January 2020 the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. This pandemic has had widespread, rapidly evolving, and unpredictable impacts on global economies, financial markets and business practices, and we anticipate governments and businesses will continue to take additional actions or extend existing actions to respond to the ongoing risks of the COVID-19 pandemic. The pandemic has impacted, and could further impact, our business and that of our customers as a result of quarantines, various local, state and federal government public health orders, and other restrictions. For example, we temporarily closed the majority of our global offices, required most of our employees to work remotely, implemented travel restrictions, and shifted certain of our customer-focused and corporate events to online-only experiences. Macroeconomic uncertainties resulting from the COVID-19 pandemic have also caused some of our customers to delay spending commitments, particularly for certain high-dollar and long-term contracts. The long-term impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration, spread, severity and potential recurrence of the virus. Our future performance will also depend on the impact of COVID-19 on our customers, partners, employee productivity and sales cycles, including as a result of travel restrictions. These potential developments are uncertain and cannot be predicted and as such, the extent to which COVID-19 will impact our business, operations, financial condition and results of operations over the long term is unknown. If we experience an increase in curtailed customer demand, reduced customer spend or contract duration, delayed collections, lengthened payment terms, lengthened sales cycles or competition due to changes in terms and conditions and pricing of our competitors’ products and services, our business, results of operations and overall financial performance in future periods could be materially adversely affected. Furthermore, due to our shift to a subscription model, the effect of COVID-19 may not be fully reflected in our results of operations and overall financial performance until future periods. For additional discussion of the potential impacts of the COVID-19 pandemic on our business, operating results and financial condition, refer to “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Key Business Metrics

We use certain key financial and operating metrics to evaluate our performance and monitor the growth of our recurring revenue as we continue to shift to a subscription model.

Annual Recurring Revenue

We use total annual recurring revenue (“Total ARR”) and cloud annual recurring revenue (“Cloud ARR”) to identify the annual recurring value of customer contracts at the end of a reporting period and to monitor the growth of our recurring business as we continue to shift to a subscription model. Total ARR represents the annualized revenue run-rate of active subscription, term license and maintenance contracts at the end of a reporting period. Cloud ARR represents the annualized revenue run-rate of active subscription contracts at the end of a reporting period. Each contract is annualized by dividing the contract value by the number of days in the contract term and then multiplying by 365. ARR should be viewed independently of revenue, and does not represent our revenue under U.S. GAAP on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal rates. ARR is not intended to be a replacement or forecasts of revenue.

The following presents our Cloud ARR and Total ARR (in millions):

Number of Customers with Total ARR Greater than $1 Million

We monitor the total number of customers with Total ARR greater than $1 million at the end of a reporting period. An increase in this metric is an indicator of our ability to attract and scale with large enterprise customers who may have a more broad array of use cases that align with the Splunk Platform. The following presents our number of customers with Total ARR greater than $1 million:

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

Non-GAAP Financial Measures and Reconciliations

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we provide investors with the following non-GAAP financial measures: cloud services, cost of revenues, cloud services gross margin, cost of revenues, gross margin, research and development expense, sales and marketing expense, general and administrative expense, operating income (loss), operating margin, income tax provision (benefit), net income (loss), net income (loss) per share and free cash flow (collectively the “non-GAAP financial measures”). These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): expenses related to stock-based compensation and related employer payroll tax, amortization of intangible assets, restructuring and facility exit charges, acquisition-related adjustments, capitalized software development costs, a legal settlement charge, non-cash interest expense related to convertible senior notes, a gain on extinguishment of convertible senior notes and a strategic investment impairment. The non-GAAP financial measures are also adjusted for our estimated tax rate on non-GAAP income (loss). To determine the estimated non-GAAP tax rate, we evaluate financial projections based on our non-GAAP results and the tax effect of those projections. The estimated non-GAAP tax rate takes into account many factors including our operating structure and tax positions. The non-GAAP tax rate applied for fiscal 2021 was 20%. The applicable fiscal 2020 tax rates are noted in the reconciliations. In addition, our non-GAAP financial measures include free cash flow, which represents operating cash flow less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated or used by the business.

We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance and allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We exclude employer payroll tax expense related to employee stock plans in order for investors to see the full effect that excluding that stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which may vary from period to period independent of the operating performance of our business. We also exclude amortization of intangible assets, restructuring and facility exit charges, acquisition-related adjustments, capitalized software development costs, a legal settlement charge, non-cash interest expense related to convertible senior notes, a gain on extinguishment of convertible senior notes and a strategic investment impairment from our non-GAAP financial measures because these adjustments are considered by management to be outside of our core operating results.

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

The following table reconciles our net cash used in operating activities to free cash flow:

	Fiscal Year Ended January 31,
(In thousands)	2021	2020
Net cash used in operating activities	$(190,862)	$(287,636)
Less purchases of property and equipment	(37,107)	(101,119)
Free cash flow (non-GAAP)	$(227,969)	$(388,755)
Net cash provided by (used in) investing activities	$797,190	$(707,981)
Net cash provided by (used in) financing activities	$382,882	$(100,234)

The following table reconciles our GAAP to non-GAAP financial measures for the fiscal year ended January 31, 2021:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of intangible assets	Acquisition-related adjustments	Restructuring and facility exit charges		Capitalized software development costs	Non-cash interest expense related to convertible senior notes		Impairment of strategic investment	Income tax adjustment (4)	Non-GAAP
Cloud services cost of revenues	$252,290	$(11,026)	$(23,169)	$—	$28		$—	$—		$—	$—	$218,123
Cloud services gross margin	54.5%	2.0%	4.1%	—%	—%		—%	—%		—%	—%	60.6%
Cost of revenues	547,345	(58,828)	(40,245)	—	(240)		(1,188)	—		—	—	446,844
Gross margin	75.4%	2.6%	1.9%	—%	—%		0.1%	—%		—%	—%	80.0%
Research and development	791,026	(278,677)	(25)	—	(5,856)		14,602	—		—	—	521,070
Sales and marketing	1,336,056	(206,380)	(17,745)	—	(1,168)		—	—		—	—	1,110,763
General and administrative	335,144	(95,545)	—	(3,342)	(518)		—	—		—	—	235,739
Operating loss	(780,186)	639,430	58,015	3,342	7,782		(13,414)	—		—	—	(85,031)
Operating margin	(35.0)%	28.7%	2.7%	0.1%	0.3%		(0.6)%	—%		—%	—%	(3.8)%
Income tax provision (benefit)	6,932	—	—	—	—		—	—		—	(28,711)	(21,779)
Net loss	$(907,980)	$639,430	$58,015	$3,342	$8,258	(2)	$(13,414)	$92,024	(3)	$4,500	$28,711	$(87,114)
Net loss per share (1)	$(5.68)	$4.00	$0.35	$0.02	$0.05		$(0.08)	$0.58		$0.03	$0.18	$(0.55)
_________________________
(1)    Calculated based on 159,744 weighted-average shares of common stock.
(2)    Includes a $0.5 million loss on disposal of property, plant and equipment.
(3)    Includes non-cash interest expense of $99.0 million and a $7.0 million non-recurring gain on extinguishment of convertible senior notes.
(4)    Represents the income tax adjustment using our estimated non-GAAP tax rate of 20%.

The following table reconciles our GAAP to non-GAAP financial measures for the fiscal year ended January 31, 2020:

(In thousands, except per share amounts)	GAAP	Stock-based compensation and related employer payroll tax	Amortization of intangible assets	Acquisition-related adjustments	Restructuring and facility exit charges	Capitalized software development costs	Legal settlement charge	Non-cash interest expense related to convertible senior notes	Income tax adjustment (2)	Non-GAAP
Cloud services cost of revenues	$161,510	$(7,465)	$(7,822)	$—	$—	$—	$—	$—	$—	$146,223
Cloud services gross margin	48.3%	2.4%	2.5%	—%	—%	—%	—%	—%	—%	53.2%
Cost of revenues	429,788	(46,478)	(29,516)	—	—	—	—	—	—	353,794
Gross margin	81.8%	1.9%	1.3%	—%	—%	—%	—%	—%	—%	85.0%
Research and development	619,800	(190,404)	(697)	(12)	(5,628)	2,589	—	—	—	425,648
Sales and marketing	1,263,873	(223,812)	(8,324)	(172)	—	—	—	—	—	1,031,565
General and administrative	332,602	(101,939)	—	(7,408)	(482)	—	(10,000)	—	—	212,773
Operating income (loss)	(287,137)	562,633	38,537	7,592	6,110	(2,589)	10,000	—	—	335,146
Operating margin	(12.2)%	23.9%	1.6%	0.3%	0.3%	(0.1)%	0.4%	—%	—%	14.2%
Income tax provision	5,017	—	—	—	—	—	—	—	69,141	74,158
Net income (loss)	$(336,668)	$562,633	$38,537	$7,592	$6,110	$(2,589)	$10,000	$80,157	$(69,141)	$296,631
Net income (loss) per share (1)	$(2.22)									$1.88
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

“Cloud services” revenues have been reclassified from “Maintenance and services” revenues on our consolidated statements of operations. We believe this presentation provides a more meaningful representation of the nature of our revenue. This reclassification had no impact on our previously reported total revenues.

Maintenance and services revenues.  Maintenance and services revenues consist of revenues from maintenance agreements and professional services and training.

•Maintenance revenues. When a term license is purchased, maintenance is bundled with the license for the term of the license period. Typically, when purchasing a perpetual license, a customer also purchases one year of maintenance for which we charge a percentage of the license fee. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. Maintenance revenues as a percentage of total revenues were 21.4% and 20.9% for fiscal 2021 and 2020, respectively.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest expense related to our convertible senior notes, gain on extinguishment of convertible senior notes, a strategic investment impairment loss, foreign exchange gains and losses, interest income on our investments and cash and cash equivalents balances and changes in the fair value of forward exchange contracts.

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

Consolidated Statements of Operations Data

	Fiscal Year Ended January 31,
(In thousands and as % of revenues)	2021		2020		2019
Revenues
License	$971,378	43.6%	$1,373,367	58.2%	$1,030,277	57.1%
Cloud services	554,132	24.9	312,358	13.2	171,200	9.5
Maintenance and services	703,875	31.6	673,201	28.5	601,533	33.4
Total revenues	2,229,385	100.0	2,358,926	100.0	1,803,010	100.0
Cost of revenues
License (1)	20,864	2.1	24,116	1.8	22,527	2.2
Cloud services (1)	252,290	45.5	161,510	51.7	112,446	65.7
Maintenance and services (1)	274,191	39.0	244,162	36.3	209,703	34.9
Total cost of revenues	547,345	24.6	429,788	18.2	344,676	19.1
Gross profit	1,682,040	75.4	1,929,138	81.8	1,458,334	80.9
Operating expenses
Research and development	791,026	35.5	619,800	26.3	441,969	24.5
Sales and marketing	1,336,056	59.9	1,263,873	53.6	1,029,950	57.1
General and administrative	335,144	15.0	332,602	14.1	237,588	13.2
Total operating expenses	2,462,226	110.4	2,216,275	94.0	1,709,507	94.8
Operating loss	(780,186)	(35.0)	(287,137)	(12.2)	(251,173)	(13.9)
Interest and other income (expense), net
Interest income	13,850	0.6	54,142	2.3	31,458	1.7
Interest expense	(123,076)	(5.5)	(96,249)	(4.1)	(41,963)	(2.3)
Other income (expense), net	(11,636)	(0.5)	(2,407)	(0.1)	(1,513)	(0.1)
Total interest and other income (expense), net	(120,862)	(5.4)	(44,514)	(1.9)	(12,018)	(0.7)
Loss before income taxes	(901,048)	(40.4)	(331,651)	(14.1)	(263,191)	(14.6)
Income tax provision	6,932	0.3	5,017	0.2	12,386	0.7
Net loss	$(907,980)	(40.7)%	$(336,668)	(14.3)%	$(275,577)	(15.3)%
_________________________
(1)Calculated as a percentage of the associated revenues.

Comparison of the Fiscal Years Ended January 31, 2021 and 2020

Revenues
(Dollars in millions)

Fiscal 2021 - 2020
Total revenues decreased $129.5 million, or (5.5)%, primarily due to the following:

-    decrease of $402.0 million, or (29.3)%, in license revenues
+    increase of $241.7 million, or 77.4%, in cloud services revenues
+    increase of $30.7 million, or 4.6%, in maintenance and services revenues

Our transition to a subscription model has impacted, and it will continue to impact the timing of our recognition of revenue as an increasing percentage of our sales becomes recognized ratably. As a result, total revenues decreased primarily due to a decrease in license revenues from our ongoing subscription model transition. License revenues also decreased as a result of lower average term license contract duration. The decrease in license revenues was partially offset by an increase in cloud services revenues. Our customers are increasingly purchasing our Splunk Cloud service as it delivers the benefits of Splunk Enterprise, while eliminating the need to purchase, deploy and manage infrastructure. The increase in maintenance and services revenues was primarily due to an increase in professional services and training revenues, partially offset by a decrease in maintenance revenues.

Cost of Revenues and Gross Margin
(Dollars in millions)

Fiscal 2021 - 2020
Total cost of revenues increased $117.5 million or 27.3% primarily due to the increase in cloud services cost of revenues, as a result of our ongoing transition from a license to cloud subscription model.

Cloud services cost of revenues increased $90.8 million or 56.2%, primarily due to the following:

+    increase of $48.1 million in third-party hosting fees to support our cloud services
+    increase of $17.5 million in salaries and benefits, including stock-based compensation expense as we increased headcount
+    increase of $13.8 million in intangible asset amortization related to our acquisitions
+    increase of $4.9 million in overhead expenses, primarily due to facility-related costs

Maintenance and services cost of revenues increased $30.0 million, or 12.3%, primarily due to the following:

+    increase of $27.2 million in salaries and benefits, including stock-based compensation expense as we increased headcount
+    increase of $7.8 million in overhead expenses, primarily due to facility-related costs
-    decrease of $9.3 million in travel-related expenses as a result of the COVID-19 pandemic and related restrictions

Total gross margin decreased primarily due to a shift in the overall revenue mix in favor of cloud services, which have lower gross margins than our on-premises license business.

Operating Expenses
(Dollars in millions)

Total Operating Expenses

$2,216.3
$2,462.2
2020
2021

Total Operating Expenses
(as % of Revenues)
94.0%
110.4%
2020
2021

Research and Development Expense

Fiscal 2021 - 2020
Research and development expense increased $171.2 million, or 27.6%, primarily due to the following:

+    increase of $149.1 million in salaries and benefits, which includes a $85.9 million increase in stock-based compensation expense primarily due to our acquisitions of SignalFx and Omnition
+    increase of $12.6 million in overhead expenses, primarily due to facility-related costs
+    increase of $14.2 million in third-party hosting fees to support our product development efforts
-    decrease of $7.3 million in travel-related expenses and employee meals as a result of the COVID-19 pandemic

Sales and Marketing Expense

Fiscal 2021 - 2020
Sales and marketing expense increased $72.2 million, or 5.7%, primarily due to the following:

+    increase of $87.3 million in salaries and benefits, which is net of a decrease in stock-based compensation expense due to an executive departure and the modification of our fiscal 2021 PSU awards
+    increase of $25.5 million in overhead expenses, primarily due to facility-related costs
+    increase of $6.5 million in third-party hosting fees to support our sales and marketing efforts
-    decrease of $49.7 million in travel-related expenses as a result of the COVID-19 pandemic and related restrictions

General and Administrative Expense

Fiscal 2021 - 2020
General and administrative expense increased $2.5 million, or 0.8%, primarily due to the following:

+    increase of $21.9 million in overhead expenses, primarily due to higher facility-related costs
+    increase of $1.6 million in salaries and benefits, which includes a decrease of $6.7 million in stock-based compensation expense, primarily from the modification of our fiscal 2021 PSU awards
-    decrease of $7.9 million in third-party consulting services, primarily due to increased spending in fiscal 2020 on larger acquisitions as compared to fiscal 2021
-    decrease of $4.9 million in travel-related expenses and employee meals as a result of the COVID-19 pandemic
-    decrease of $4.4 million in employment-related expenses as a result of the COVID-19 pandemic

Interest and Other Income (Expense), net

	Fiscal Year Ended January 31,
(In thousands)	2021	2020
Interest and other income (expense), net
Interest income	$13,850	$54,142
Interest expense	(123,076)	(96,249)
Other income (expense), net	(11,636)	(2,407)
Total interest and other income (expense), net	$(120,862)	$(44,514)

Fiscal 2021 - 2020
Interest and other income (expense), net reflects a net increase in expense of $76.3 million, primarily due to the following:

+    a decrease in interest income from our investments, a large portion of which matured during fiscal 2021
+    an increase in interest expense related to the issuance of convertible senior notes in June 2020
+    an increase in foreign exchange transaction losses
+    the impairment of a strategic investment during fiscal 2021
-    a gain on extinguishment of convertible senior notes

Income Tax Provision

	Fiscal Year Ended January 31,
(In thousands)	2021	2020
Income tax provision	$6,932	$5,017

Fiscal 2021 - 2020
Income tax provision increased $1.9 million, primarily due to a decrease in tax benefit upon the release of valuation allowance as a result of our acquisitions.

Seasonality, Cyclicality and Quarterly Trends

Our quarterly results reflect seasonality in the sale of our offerings. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenue in the first fiscal quarter. We expect some of this seasonality to continue in fiscal 2022 and beyond as license sales activity continues, however we expect the impact of this seasonality to decrease over time as a higher percentage of our revenues come from cloud services. As we continue to expect seasonally higher bookings and billings in the fiscal fourth quarter, with more of our revenue being recognized ratably there will also be a seasonal impact on our remaining performance obligations and deferred revenue. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short term. The timing of revenues in relation to our expenses, much of which does not vary directly with revenues, has an impact on the cost of revenues, research and development expense, sales and marketing expense and general and administrative expense as a percentage of revenues in each fiscal quarter during the year. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Liquidity and Capital Resources

	Fiscal Year Ended January 31,
(In thousands)	2021	2020
Cash and cash equivalents	$1,771,064	$778,653
Investments, current	87,847	976,508
Investments, non-current	13,728	35,370

(In millions)

Our principal sources of liquidity are our cash and cash equivalents, investments and net accounts receivable. As of January 31, 2021, we had $1.87 billion of cash, cash equivalents and investments of which $227.4 million was held by foreign subsidiaries. We believe that these funds will be sufficient to meet our anticipated cash needs for at least the next 12 months.

We intend to continue to focus our capital expenditures in fiscal 2022 to support the growth in our operations, including acquisition-related activities. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the investments in our office facilities and our systems infrastructure, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

Beginning in fiscal 2020, we shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time than it has been historically, and expect this to negatively impact operating cash flows through at least fiscal 2022.

In June 2020, we issued $1.27 billion aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (the “2027 Notes”), including the exercise in full by the initial purchasers of the 2027 Notes of their option to purchase an additional

$165.0 million principal amount of 2027 Notes. The 2027 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2027 Notes was $1.25 billion, net of initial purchaser discounts and other issuance costs. In connection with the issuance of the 2027 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2027 Capped Calls”). We used approximately $137.4 million of the net proceeds from the offering of the 2027 Notes to pay the cost of the 2027 Capped Calls and $691.6 million to repurchase for cash approximately $488.3 million aggregate principal amount of our outstanding 2023 Notes. In September 2018, we issued $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 (the “2023 Notes”) and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (the “2025 Notes”). In connection with the issuance of the 2023 Notes and the 2025 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2023 and 2025 Capped Calls”). The premiums paid for the purchase of the 2023 and 2025 Capped Calls were $274.3 million. Refer to Note 7 “Convertible Senior Notes” of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on 10-K.

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

Fiscal 2021 - 2020
Net cash used in operating activities was $190.9 million for the year ended January 31, 2021 compared to $287.6 million for the prior year. The decrease in net cash used in operating activities was primarily due to an increase in cash collections from customers, partially offset by higher cash expenditures during fiscal 2021 and the repurchase of convertible senior notes attributable to the accreted interest related to debt discount. The decrease in travel-related expenses during fiscal 2021 as a result of the COVID-19 pandemic and related restrictions also contributed to the decrease in net cash used in operating activities.

Investing Activities

Fiscal 2021 - 2020
Net cash provided by investing activities was $797.2 million for the year ended January 31, 2021 compared to net cash used in investing activities of $708.0 million for the prior year. The change in net activity was primarily due to the following:

+    $908.7 million maturities of investments, net of purchases, in marketable debt securities in fiscal 2021 compared to $5.5 million in net purchases of investments in marketable debt securities in fiscal 2020
+    decrease of $538.5 million in cash purchase price paid, net of cash acquired, from our fiscal 2020 acquisitions of SignalFx and Omnition
+    decrease of $64.0 million in purchases of property and equipment due to higher leasehold improvement spend in fiscal 2020 related to new office space

Financing Activities

Fiscal 2021 - 2020
Net cash provided by financing activities was $382.9 million for the year ended January 31, 2021 compared to net cash used in financing activities of $100.2 million for the prior year. The change in net activity was primarily due to the following:

+    issuance of $1.25 billion related to the issuance of the 2027 Notes, net of initial purchase discounts and issuance costs
+    decrease of $23.4 million in taxes paid related to net share settlement of equity awards

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
Contractual Obligations

Operating Lease Commitments and Contractual Obligations

We lease our office spaces under non-cancelable leases. Refer to Note 4 “Leases” of our accompanying Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional details related to our accounting for leases and related costs.

Purchase obligations are contractual obligations for purchase of goods or services and are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

The following summarizes our convertible senior notes, operating lease commitments and significant purchase obligations as of January 31, 2021:

	Payments Due by Period
(In thousands)	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
0.5% Convertible Senior Notes due 2023 (1)	$788,310	$3,883	$7,766	$776,661	$—
1.125% Convertible Senior Notes due 2025 (1)	911,016	9,703	19,406	19,406	862,501
1.125% Convertible Senior Notes due 2027 (1)	1,357,501	14,231	28,462	28,462	1,286,346
Operating lease commitments (2)	512,096	66,374	122,716	99,858	223,148
Purchase obligations (3)	417,503	148,560	264,682	2,757	1,504
Total	$3,986,426	$242,751	$443,032	$927,144	$2,373,499
_________________________
(1)    Total future payments related to our Convertible Senior Notes due 2023 includes $776.7 million principal amount and future interest payments of $11.6 million. Total future payments related to our Convertible Senior Notes due 2025 includes $862.5 million principal amount and future interest payments of $48.5 million. Total future payments related to our Convertible Senior Notes due 2027 includes $1.27 billion principal amount and future interest payments of $92.5 million. For more information on our convertible senior notes, refer to Note 7 “Convertible Senior Notes” of our accompanying Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
(2)    We have entered into sublease agreements for portions of our office space and the future rental income of $3.4 million from these agreements has been included as an offset to our future minimum rental payments.
(3)    Purchase obligations relate primarily to IT and product infrastructure costs, enterprise subscription agreements, and sales and marketing costs.

Off-Balance Sheet Arrangements

During fiscal 2021, 2020 and 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Claims and reimbursements under indemnification arrangements have not been material to our consolidated financial statements; therefore, there is no accrual of such amounts at January 31, 2021. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and cash equivalents of $1.8 billion as of January 31, 2021. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. During fiscal 2021 and 2020, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our operating results or the value of our available-for-sale debt securities.

In September 2018, we issued $2.13 billion aggregate principal amount of convertible senior notes in a private placement, which includes $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (together, the “Notes”). In June 2020, we issued $1.27 billion aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (the “2027 Notes”), including the exercise in full by the initial purchasers of the 2027 Notes of their option to purchase an additional $165.0 million principal amount of 2027 Notes. The 2027 Notes are general senior, unsecured obligations of Splunk. As these instruments have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value of either series of Notes can be affected when the market price of our common stock fluctuates. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. Refer to Note 7 “Convertible Senior Notes” of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on 10-K.

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

Item 8. Financial Statements and Supplementary Data

Splunk Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Splunk Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Splunk Inc. and its subsidiaries (the “Company”) as of January 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition - Identifying, Evaluating and Accounting for Terms and Conditions in Contracts with Customers

As described in Note 1 to the consolidated financial statements, the Company generates revenue in the form of software license and related maintenance fees, cloud services and other service fees. The Company’s contracts with customers often contain multiple performance obligations. Management accounts for individual performance obligations separately if they are distinct. Management applies significant judgment in identifying and accounting for each performance obligation as a result of evaluating the terms and conditions in contracts. As disclosed by management, the Company’s revenue was $2.2 billion for the fiscal year ended January 31, 2021.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification, evaluation and accounting for terms and conditions in contracts with customers, is a critical audit matter are the significant judgment by management in identifying, evaluating and accounting for terms and conditions in contracts with customers. This in turn led to significant auditor judgment and effort in performing procedures and evaluating audit evidence related to whether terms and conditions in contracts were appropriately identified, evaluated and accounted for by management.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 31, 2021

We have served as the Company’s auditor since 2010.

Splunk Inc.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	January 31, 2021	January 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,771,064	$778,653
Investments, current	87,847	976,508
Accounts receivable, net	1,114,199	838,743
Prepaid expenses and other current assets	162,939	129,839
Deferred commissions, current	136,331	99,072
Total current assets	3,272,380	2,822,815
Investments, non-current	13,728	35,370
Accounts receivable, non-current	347,202	468,934
Operating lease right-of-use assets	356,296	267,086
Property and equipment, net	182,780	156,928
Intangible assets, net	206,153	238,415
Goodwill	1,334,888	1,292,840
Deferred commissions, non-current	69,637	88,990
Other assets	85,422	68,093
Total assets	$5,868,486	$5,439,471
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,319	$18,938
Accrued compensation	281,986	286,159
Accrued expenses and other liabilities	202,959	177,822
Deferred revenue, current	1,030,484	829,377
Total current liabilities	1,524,748	1,312,296
Convertible senior notes, net	2,302,635	1,714,630
Operating lease liabilities	330,970	235,631
Deferred revenue, non-current	110,418	176,832
Other liabilities, non-current	5,710	653
Total non-current liabilities	2,749,733	2,127,746
Total liabilities	4,274,481	3,440,042
Commitments and contingencies (Note 3 and 4)
Stockholders’ equity
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at January 31, 2021 and January 31, 2020	—	—
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 163,147,139 shares issued and outstanding at January 31, 2021, and 157,787,548 shares issued and outstanding at January 31, 2020	163	157
Accumulated other comprehensive loss	(592)	(5,312)
Additional paid-in capital	4,063,885	3,566,055
Accumulated deficit	(2,469,451)	(1,561,471)
Total stockholders’ equity	1,594,005	1,999,429
Total liabilities and stockholders’ equity	$5,868,486	$5,439,471

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended January 31,
(In thousands, except per share amounts)	2021	2020	2019
Revenues
License	$971,378	$1,373,367	$1,030,277
Cloud services	554,132	312,358	171,200
Maintenance and services	703,875	673,201	601,533
Total revenues	2,229,385	2,358,926	1,803,010
Cost of revenues (1)
License	20,864	24,116	22,527
Cloud services	252,290	161,510	112,446
Maintenance and services	274,191	244,162	209,703
Total cost of revenues	547,345	429,788	344,676
Gross profit	1,682,040	1,929,138	1,458,334
Operating expenses (1)
Research and development	791,026	619,800	441,969
Sales and marketing	1,336,056	1,263,873	1,029,950
General and administrative	335,144	332,602	237,588
Total operating expenses	2,462,226	2,216,275	1,709,507
Operating loss	(780,186)	(287,137)	(251,173)
Interest and other income (expense), net
Interest income	13,850	54,142	31,458
Interest expense	(123,076)	(96,249)	(41,963)
Other income (expense), net	(11,636)	(2,407)	(1,513)
Total interest and other income (expense), net	(120,862)	(44,514)	(12,018)
Loss before income taxes	(901,048)	(331,651)	(263,191)
Income tax provision	6,932	5,017	12,386
Net loss	$(907,980)	$(336,668)	$(275,577)

Basic and diluted net loss per share	$(5.68)	$(2.22)	$(1.89)

Weighted-average shares used in computing basic and diluted net loss per share	159,744	151,949	145,707
_________________________
(1)    Amounts include stock-based compensation expense, as follows:

Cost of revenues	$56,437	$44,399	$37,501
Research and development	271,120	185,262	137,171
Sales and marketing	198,346	216,276	190,422
General and administrative	92,752	99,487	76,836

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended January 31,
(In thousands)	2021	2020	2019
Net loss	$(907,980)	$(336,668)	$(275,577)
Other comprehensive income (loss)
Net unrealized gain (loss) on investments (net of tax)	(1,188)	1,114	1,279
Foreign currency translation adjustments	5,908	(3,920)	(3,941)
Total other comprehensive income (loss)	4,720	(2,806)	(2,662)
Comprehensive loss	$(903,260)	$(339,474)	$(278,239)

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities
Net loss	$(907,980)	$(336,668)	$(275,577)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	93,666	67,661	52,430
Amortization of deferred commissions	142,095	104,353	77,867
Amortization of investment premiums (accretion of discounts), net	(667)	(9,553)	(4,743)
Loss on strategic investment	4,500	—	—
Amortization of debt discount and issuance costs	98,977	80,156	28,019
Gain on extinguishment of convertible senior notes	(6,952)	—	—
Repurchase of convertible senior notes attributable to the accreted interest related to debt discount	(22,149)	—	—
Non-cash operating lease costs	25,410	1,198	—
Stock-based compensation	618,655	545,424	441,930
Disposal of property and equipment	1,045	1,974	—
Deferred income taxes	(3,590)	(6,120)	(4,064)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(153,724)	(679,891)	(220,940)
Prepaid expenses and other assets	(45,476)	(69,575)	6,970
Deferred commissions	(160,001)	(149,426)	(130,485)
Accounts payable	(9,082)	(5,441)	9,240
Accrued compensation	(3,805)	58,898	81,213
Accrued expenses and other liabilities	3,814	(10,392)	30,751
Deferred revenue	134,402	119,766	203,843
Net cash provided by (used in) operating activities	(190,862)	(287,636)	296,454
Cash flows from investing activities
Purchases of investments	(87,135)	(1,086,317)	(1,109,852)
Maturities of investments	995,878	1,080,812	754,138
Acquisitions, net of cash acquired	(56,383)	(594,870)	(394,910)
Purchases of property and equipment	(37,107)	(101,119)	(23,160)
Capitalized software development costs	(14,602)	(2,589)	—
Other investment activities	(3,461)	(3,898)	(5,494)
Net cash provided by (used in) investing activities	797,190	(707,981)	(779,278)
Cash flows from financing activities
Proceeds from the exercise of stock options	3,473	3,543	1,953
Proceeds from employee stock purchase plan	79,949	60,383	46,342
Proceeds from the issuance of convertible senior notes, net of issuance costs	1,246,544	—	2,105,296
Purchase of capped calls	(137,379)	—	(274,275)
Partial repurchase of convertible senior notes	(668,929)	—	—
Taxes paid related to net share settlement of equity awards	(140,776)	(164,160)	(63,369)
Repayment of financing lease obligation	—	—	(2,522)
Net cash provided by (used in) financing activities	382,882	(100,234)	1,813,425
Effect of exchange rate changes on cash and cash equivalents	3,201	(1,661)	(383)
Net increase (decrease) in cash and cash equivalents	992,411	(1,097,512)	1,330,218
Cash and cash equivalents at beginning of period	778,653	1,876,165	545,947
Cash and cash equivalents at end of period	$1,771,064	$778,653	$1,876,165

Supplemental disclosures
Cash paid for income taxes	$9,760	$17,413	$6,639
Cash paid for interest	29,654	15,761	8,183
Non-cash investing and financing activities
Increase in accrued purchases of property and equipment	4,148	1,329	666
Equity consideration for acquisitions	7,254	364,275	—
Vesting of early exercised options	203	784	—

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
(In thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 31, 2018	142,835,123	$143	$2,086,893	$156	$(955,871)	$1,131,321
Cumulative-effect adjustment from adoption of ASU 2016-16	—	—	(7)	—	(596)	(603)
Stock-based compensation	—	—	441,930	—	—	441,930
Issuance of common stock upon exercise of options	267,226	—	1,951	—	—	1,951
Vesting of restricted and performance stock units	4,583,333	4	—	—	—	4
Issuance of restricted stock awards	824,605	1	—	—	—	1
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	15,776	—	—	15,776
Taxes paid related to net share settlement of equity awards	—	—	(62,590)	—	—	(62,590)
Issuance of common stock upon ESPP purchase	657,011	1	46,339	—	—	46,340
Equity component of convertible senior notes, net	—	—	498,841	—	—	498,841
Purchase of capped calls	—	—	(274,275)	—	—	(274,275)
Unrealized gain from investments (net of tax)	—	—	—	1,279	—	1,279
Net change in cumulative translation adjustments	—	—	—	(3,941)	—	(3,941)
Net loss	—	—	—	—	(275,577)	(275,577)
Balances at January 31, 2019	149,167,298	149	2,754,858	(2,506)	(1,232,044)	1,520,457
Cumulative-effect adjustment from adoption of ASU 2016-02	—	—	—	—	7,241	7,241
Stock-based compensation	—	—	545,424	—	—	545,424
Capitalized software development costs	—	—	951	—	—	951
Issuance of common stock upon exercise of options	329,155	—	3,543	—	—	3,543
Vesting of restricted and performance stock units	4,003,765	4	—	—	—	4
Issuance of restricted stock awards	641,382	1	—	—	—	1
Issuance of common stock from acquisitions	2,948,471	3	344,569	—	—	344,572
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	19,703	—	—	19,703
Vesting of early exercised options	—	—	784	—	—	784
Taxes paid related to net share settlement of equity awards	—	—	(164,160)	—	—	(164,160)
Issuance of common stock upon ESPP purchase	697,477	—	60,383	—	—	60,383
Unrealized gain from investments (net of tax)	—	—	—	1,114	—	1,114
Net change in cumulative translation adjustments	—	—	—	(3,920)	—	(3,920)
Net loss	—	—	—	—	(336,668)	(336,668)
Balances at January 31, 2020	157,787,548	157	3,566,055	(5,312)	(1,561,471)	1,999,429
Stock-based compensation	—	—	618,655	—	—	618,655
Capitalized software development costs	—	—	8,019	—	—	8,019
Issuance of common stock upon exercise of options	352,910	—	3,472	—	—	3,472
Vesting of restricted and performance stock units	4,252,183	5	—	—	—	5
Issuance of restricted stock awards	78,897	—	—	—	—	—
Issuance of common stock from acquisitions	31,521	—	4,941	—	—	4,941
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	2,313	—	—	2,313
Vesting of early exercised options	—	—	203	—	—	203
Taxes paid related to net share settlement of equity awards	—	—	(140,776)	—	—	(140,776)
Issuance of common stock upon ESPP purchase	644,080	1	79,949	—	—	79,950
Equity component of convertible senior notes, net	—	—	342,062	—	—	342,062
Purchase of capped calls	—	—	(137,379)	—	—	(137,379)
Partial repurchase of convertible senior notes	—	—	(283,629)	—	—	(283,629)
Unrealized loss from investments (net of tax)	—	—	—	(1,188)	—	(1,188)
Net change in cumulative translation adjustments	—	—	—	5,908	—	5,908
Net loss	—	—	—	—	(907,980)	(907,980)
Balances at January 31, 2021	163,147,139	$163	$4,063,885	$(592)	$(2,469,451)	$1,594,005

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of the Business and Significant Accounting Policies

Business

Splunk Inc. (“we,” “us,” “our”) provides innovative software and cloud solutions that deliver and operationalize insights from the data generated by digital systems. Data is produced by nearly every software application and electronic device across an organization and contains a real-time record of various activities, such as business transactions, customer and user behavior, and security threats. This data is growing significantly as a direct result of the prevalence and importance of digital systems used by today’s organizations. Our solutions help users remove barriers between insights derived from this data and actions organizations take to thrive in an era of unprecedented digital transformation. We were incorporated in California in October 2003 and reincorporated in Delaware in May 2006.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ended January 31, 2021.

Basis of Presentation

We prepared our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying consolidated financial statements include the accounts of Splunk Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. “Cloud services” revenues and cost of revenues have been reclassified from “Maintenance and services” revenues and cost of revenues on our consolidated statements of operations and “Non-cash operating lease costs” have been reclassified from “Accrued expenses and other liabilities” on our consolidated statements of cash flows. These reclassifications had no impact on our previously reported total revenues and net cash flows from operating, investing, or financing activities.

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

COVID-19

The worldwide spread of COVID-19 has created significant global economic uncertainty and resulted in a global slowdown of economic activity which has decreased demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and general business operations for an unknown period, even after the disease is contained. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain, and as of the date of issuance of these consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or adjust the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our consolidated financial statements.

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

Foreign Currency

The functional currency of our foreign subsidiaries is their respective local currency, with the exception of our United Kingdom and Singapore subsidiaries, for which the functional currency is the U.S. dollar. Translation adjustments arising from the use of differing exchange rates from period to period are included in “Accumulated other comprehensive income (loss)” within the consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses are included in “Other income (expense), net” and were not material for each of the three years ended January 31, 2021. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

Revenue Recognition

We generate revenues in the form of software license and related maintenance fees, cloud services and other service fees. Licenses for on-premises software (“software”) are either term or perpetual licenses and provide the customer with a right to use the software. When a term license is purchased, maintenance is bundled with the license for the term of the license period. Typically, when purchasing a perpetual license, a customer also purchases one year of maintenance for which we charge a percentage of the license fee. Cloud services are provided on a subscription basis and give our customers access to our cloud solutions, which include related customer support. Other services include training and professional services that are not integral to the functionality of the licenses or cloud services.

Our contracts with customers often contain multiple performance obligations, which may include a combination of software, related maintenance and support services, cloud services and professional services including training. We apply significant judgment in identifying and accounting for each performance obligation, as a result of evaluating the terms and conditions in contracts. For these contracts, we account for software, maintenance and support, cloud services and other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

services as separate performance obligations as they are each distinct. Revenue is recognized when the performance obligations are satisfied. We satisfy our obligation and recognize revenue for software upon transfer of control of the software, which occurs at delivery of the license key to customers, or when the license term commences, if later. We satisfy our cloud service performance obligation over the associated contract term and recognize the associated revenue ratably over the term of the contract once access is provided to the customer, consistent with the pattern of benefit to the customer of such services. We satisfy our maintenance and support performance obligations and recognize revenue ratably over the maintenance and support term, consistent with the pattern of benefit to the customer of such services. Professional services and training are either provided on a time and material basis or over a contract term. We satisfy our professional services and training performance obligations and recognize the associated revenue as services are delivered. With respect to contracts that include customer acceptance provisions, we recognize revenue upon customer acceptance. Our policy is to record revenues net of any applicable sales, use or excise taxes.

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

A receivable is recorded when we have an unconditional right to payment, either because we satisfied a performance obligation prior to receiving payment from the customer or we have a non-cancelable contract that has been invoiced in advance in accordance with our standard payment terms. Most of our multi-year software and cloud services contracts are invoiced annually. A receivable for multi-year cloud services is generally recorded upon invoicing. A receivable for multi-year software contracts is recorded upon delivery, whether or not invoiced, to the extent we have an unconditional right to receive payment in the future related to those licenses. The non-current portion of these receivables, primarily consisting of unbilled receivables from multi-year software contracts, is included in “Accounts receivable, non-current” on our consolidated balance sheets.

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

Deferred Sales Commissions

Sales commissions paid to our sales force and the related payroll taxes are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are capitalized and included in “Deferred commissions, current and non-current” on our consolidated balance sheets. We generally amortize these costs over the remaining contractual term of our customer contracts, consistent with the pattern of revenue recognition of each performance obligation, for contracts in which the commissions paid on the initial and renewal contracts are commensurate. For certain contracts in which the commissions paid on the initial and renewal contracts are not commensurate, we amortize the commissions paid on the initial contract over an expected period of benefit, which we have determined to be approximately five years. We have determined the period of benefit by taking into consideration our customer contracts, the duration of our relationships with our customers and our technology. In capitalizing and amortizing deferred commissions, we have elected to apply a portfolio approach. We include amortization of deferred commissions in “Sales and marketing” expense on our consolidated statements of operations. There were no impairments to deferred commissions for all periods presented. Commission expense was $223.6 million, $208.9 million and $174.0 million for fiscal 2021, 2020 and 2019, respectively.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. We do not hold or issue financial instruments for trading purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

For our investments in marketable debt securities, we determine the appropriate classification at the time of purchase and reevaluate such determination at each balance sheet date. All securities are classified as available-for-sale and are carried at fair value. When the fair value of a security is below its amortized cost, the carrying value of the security will be reduced to its fair value if it is more likely than not that management is required to sell the impaired security before recovery of its amortized basis, or management has the intention to sell the security. If neither of these conditions are met, we determine whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in “Other income (expense), net” on our consolidated statements of operations. Non-credit related impairment losses are reported as a separate component on our consolidated statements of comprehensive income (loss). The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in “Interest income” on our consolidated statements of operations.

Investments in entities where we have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. Our results of operations will include, as a component of “Other income (expense), net,” our share of the net income or loss of the equity investments accounted for under the equity method of accounting. Those equity investments over which we do not have the ability to exercise significant influence and that do not have readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from transactions for identical or similar investments issued by the same issuer. Changes in the basis of these investments will be recognized in “Other income (expense), net.”

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

The following table presents the changes in the allowance for doubtful accounts:

	Fiscal Year Ended January 31,
(In thousands)	2021	2020	2019
Balance at beginning of period	$1,003	$445	$467
Add: bad debt expense	3,533	1,062	—
Less: write-offs, net of recoveries	(106)	(504)	(22)
Balance at end of period	$4,430	$1,003	$445

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalized Software Development and Implementation Costs

Capitalization of software development costs for software to be sold, leased, or otherwise marketed begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. We did not capitalize any software development costs for fiscal 2021 and 2020 because the cost incurred and the time between technological feasibility and product release was insignificant. We had no amortization expense from capitalized purchased technology during fiscal 2021, 2020 or 2019.

We capitalize certain costs incurred in connection with the development of software (“development costs”) and the implementation of software and cloud computing services acquired for internal use (“implementation costs”). Costs incurred during the preliminary planning and evaluation stage of each project and during the post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of each project are capitalized. We define the configuration and coding process as the application development stage. Capitalized development costs are included in “Property and equipment, net” on our consolidated balance sheets. The current portion of capitalized implementation costs are included in “Prepaid expenses and other current assets” and the non-current portion are included in “Other assets” on our consolidated balance sheets. We capitalized $20.3 million and $3.5 million of development costs in fiscal 2021 and 2020, respectively. We capitalized $22.1 million of implementation costs in fiscal 2021 and we did not capitalize any implementation costs in fiscal 2020. Development costs capitalized are amortized on a straight-line basis over their estimated useful life of 3 years and implementation costs capitalized are amortized on a straight-line basis over the term of the related software or cloud computing service arrangement. We recognized $1.5 million in amortization expense related to capitalized implementation and development costs during fiscal 2021 and no amortization expense was recognized during fiscal 2020 and 2019.

Leases

We determine if an arrangement contains a lease and the classification of that lease, if applicable, at the inception of a contract. We primarily lease our facilities under operating leases. Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. We calculate the operating lease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our operating lease assets are included in “Operating lease right-of-use assets” and the current and non-current portions of our operating lease liabilities are included in “Accrued expenses and other liabilities” and “Operating lease liabilities,” respectively, on our consolidated balance sheets. As of January 31, 2021, we had no finance leases. Refer to Note 4 “Leases” for details.

We adopted ASU No. 2016-02 (Topic 842), Leases as of February 1, 2019, using the cumulative-effect transition method recognized as of the date of initial application, as amended by ASU No. 2018-11.

Advertising Expense

We expense advertising costs as incurred. We incurred $36.8 million, $30.1 million and $17.3 million in advertising expenses for fiscal 2021, 2020 and 2019, respectively. Advertising costs are included in “Sales and marketing” expenses on our consolidated statements of operations.

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

The fair value of each option grant and stock purchase right granted under the Employee Stock Purchase Plan (“ESPP”) is estimated on the date of grant using the Black-Scholes option pricing model. We recognize stock-based compensation related to our ESPP on a straight-line basis over the offering period, which is twelve months. Stock-based compensation expense is recognized net of estimated forfeiture activity.

The determination of the grant date fair value of options using an option-pricing model is affected by assumptions regarding a number of other complex and subjective variables, which include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. The expected term of the options is based on the average period the stock options are expected to remain outstanding calculated as the midpoint of the vesting terms and contractual expiration periods, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for our stock is determined by examining the historical volatility of our common stock. The risk-free interest rate is calculated using the average of the published interest rates United States Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero as we do not have any history of, nor plans to make, dividend payments.

The number of PSUs earned and eligible to vest is determined based on achievement of certain performance conditions and/or market conditions and the recipients’ continued service with us. For awards subject to service and performance conditions, the number of shares of our stock issued pursuant to the award can range from 0% to 200% of the target amount. For awards subject to service and performance conditions that also include market conditions, the number of shares of our stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issued pursuant to the award can range from 0% to 300% of the target amount. Compensation expense for PSUs with performance conditions is measured using the fair value at the date of grant and recorded over the vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against pre-set objectives. We use a Monte Carlo option-pricing model to determine the fair value of PSUs with market conditions.

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

With respect to available-for-sale debt securities, when the fair value of a security is below its amortized cost, the amortized cost will be written down to its fair value if it is more likely than not that management is required to sell the impaired security before recovery of its amortized basis, or management has the intention to sell the security. If neither of these conditions are met, we determine whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in Other income (expense), net on our consolidated statements of operations. Non-credit related impairment losses are reported as a separate component on our consolidated statements of comprehensive income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815 - 40)	This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity, which reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments will no longer have to be separated into debt and equity components. Convertible debt instruments will be reported as a single liability and convertible preferred stock will be reported as a single equity instrument. Similarly, the embedded conversion feature will no longer be amortized as interest expense over the life of the instrument. Instead, a convertible debt instrument will be accounted for wholly as debt unless 1) a convertible instrument contains features that require bifurcation as a derivative, or 2) a convertible debt instrument was issued at a substantive premium. Among other potential impacts, this ASU is expected to reduce reported interest expense, decrease reported net loss, and result in a reclassification of certain conversion feature balance sheet amounts from stockholder’s equity to liabilities as it relates to the convertible senior notes. This ASU also simplifies the diluted earnings per share calculations by requiring the use of the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations.	First quarter of fiscal 2023. Early adoption is permitted beginning in fiscal 2022.	We are currently evaluating the impact of this standard on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  Investments and Fair Value Measurements

The carrying amounts of certain of our financial instruments including cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities.

Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	January 31,
	2021				2020
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$933,058	$—	$—	$933,058	$138,999	$—	$—	$138,999
U.S. treasury securities	—	75,068	—	75,068	—	875,180	—	875,180
Corporate bonds	—	12,779	—	12,779	—	124,972	—	124,972
Commercial paper	—	—	—	—	—	4,994	—	4,994
Other	—	—	—	—	—	—	2,000	2,000
Reported as:
Assets:
Cash and cash equivalents				$933,058				$147,034
Investments, current				87,847				976,508
Investments, non-current				—				22,603
Total				$1,020,905				$1,146,145

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table presents our investments in available-for-sale debt securities as of January 31, 2021:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$75,032	$36	$—	$75,068
Corporate bonds	12,765	14	—	12,779
Total available-for-sale investments	$87,797	$50	$—	$87,847

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our investments in available-for-sale debt securities as of January 31, 2020:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$8,035	$—	$—	$8,035
Investments, current:
U.S. treasury securities	866,578	590	(23)	867,145
Corporate bonds	103,848	521	—	104,369
Commercial paper	4,991	3	—	4,994
Investments, non-current:
Corporate bonds	20,444	159	—	20,603
Total available-for-sale investments	$1,003,896	$1,273	$(23)	$1,005,146

The following table presents the fair values and unrealized losses related to our investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of January 31, 2020:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$129,149	$(23)	$—	$—	$129,149	$(23)

As of January 31, 2021, we did not have any investments in available-for-sale debt securities in an unrealized loss position.

The contractual maturities of our investments as of January 31, 2021 are as follows (in thousands):

Due within one year	$87,847
Total	$87,847

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

Equity Investments

Our equity investments are included in “Investments, non-current” on our consolidated balance sheets. The following table provides a summary of our equity investments:

	January 31,
(In thousands)	2021	2020
Equity investments without readily determinable fair values	$10,244	$10,744
Equity investments under the equity method of accounting	3,484	2,023
Total	$13,728	$12,767

As of January 31, 2021, we determined that one of our strategic investments was impaired. As a result, we recognized an impairment charge of $4.5 million in “Other income (expense), net” on our consolidated statements of operations. As of January 31, 2020, no strategic investments were impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A derivative lawsuit related to the securities class action was filed on February 15, 2021, in the U.S. District Court for the Northern District of California. The lawsuit names our CEO, our CFO, and many of our board members as defendants, and the company as a nominal defendant. The lawsuit alleges claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against the defendants, and claims for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against only our CEO and CFO. The plaintiff seeks unspecified monetary damages and other relief on behalf of Splunk. Another derivative lawsuit related to the securities class action was filed on March 1, 2021, in California Superior Court, San Francisco County. The lawsuit names our CEO, our CFO, and certain of our board members as defendants, and the company as a nominal defendant. The lawsuit alleges claims for breach of fiduciary duty and unjust enrichment. The plaintiff seeks unspecified monetary damages and other relief on behalf of Splunk.

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

Claims and reimbursements under indemnification arrangements have not been material to our consolidated financial statements; therefore, there is no accrual of such amounts at January 31, 2021 or 2020. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)  Leases

We have operating leases for office space, used for our business operations and sales support, and data centers, used primarily for product development.

During fiscal 2021, operating lease costs were $82.5 million, excluding variable lease costs of $13.9 million. Operating lease costs also exclude short-term leases and sublease income which were immaterial during fiscal 2021. During fiscal 2020, operating lease costs were $49.6 million, excluding short-term leases, variable lease costs and sublease income, which were immaterial. Rent expense recognized prior to our adoption of Topic 842 was $26.2 million during fiscal 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2021, the weighted-average remaining lease term and discount rate related to our operating lease right-of-use assets and related lease liabilities were as follows:

	January 31,
	2021	2020
Weighted-average remaining lease term (in years)	8.4	8.0
Weighted-average discount rate	6.0%	6.0%

As of January 31, 2021, the maturity of lease liabilities under our non-cancelable operating leases were as follows:

Fiscal Period (In thousands)	Future Payments
Fiscal 2022	$66,374
Fiscal 2023	67,004
Fiscal 2024	55,712
Fiscal 2025	49,324
Fiscal 2026	50,534
Thereafter	223,148
Total lease payments	512,096
Less imputed interest	(117,050)
Total current and non-current operating lease liabilities (1)	$395,046
_________________________
(1)    The current portion of our operating lease liabilities is included in “Accrued expenses and other liabilities” on our consolidated balance sheets.

As of January 31, 2021, we have entered into a lease, primarily for office space that has not yet commenced, with future lease payments of $8.3 million that are not reflected in the above. This lease will commence in fiscal 2022 with a non-cancelable lease term of 11 years.

Supplemental Disclosures

	Fiscal Year Ended January 31,
(In thousands)	2021	2020
Cash paid for operating lease liabilities	$58,018	$51,929
Operating lease liabilities arising from obtaining right-of-use assets	148,721	90,320

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

	January 31,
(In thousands)	2021	2020
Computer equipment and software	$70,628	$106,352
Furniture and fixtures	33,142	28,568
Leasehold and building improvements (1)	180,956	141,965
Capitalized software development costs (2)	23,795	3,540
Property and equipment, gross	308,521	280,425
Less: accumulated depreciation and amortization	(125,741)	(123,497)
Property and equipment, net	$182,780	$156,928
_________________________
(1)    Includes costs related to assets not yet placed into service of $25.4 million and $46.5 million, as of January 31, 2021 and 2020, respectively.
(2)    Includes costs related to projects still under development of $16.7 million and $3.5 million, as of January 31, 2021 and 2020, respectively.

Depreciation and amortization expense of Property and equipment, net was $34.9 million, $29.0 million and $27.0 million for fiscal 2021, 2020 and 2019, respectively.

Geographic Information

The following table presents our long-lived assets, which consist of property and equipment, net of depreciation and amortization, and operating lease right-of-use assets by geographic region:

	January 31,
(In thousands)	2021	2020
United States	$476,575	$362,586
International	62,501	61,428
Total long-lived assets	$539,076	$424,014

Other than the United States, no country represented 10% or more of our total long-lived assets as of January 31, 2021 or 2020.

(6)  Acquisitions, Goodwill and Intangible Assets

Fiscal 2021 Acquisitions

Rigor

On November 5, 2020, we acquired 100% of the voting equity interest of Rigor, Inc. (“Rigor”), a privately-held Delaware corporation that offers advanced synthetic monitoring and optimization tools. This acquisition has been accounted for as a business combination. The total consideration transferred for this acquisition, all of which was in cash, was $37.6 million. The purchase price was allocated as follows: $15.4 million to identified intangible assets, $0.9 million to net assets acquired and $1.8 million to net deferred tax liabilities, with the excess $23.1 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our single operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of Rigor, which are not material, have been included in our consolidated financial statements from the date of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (in months)
Developed technology	$10,700	36
Customer relationships	4,500	36
Other acquired intangible assets	200	12
Total intangible assets acquired	$15,400

Other Acquisitions

During fiscal 2021, we acquired 100% of the voting equity interest of OÜ Plumbr (“Plumbr”) and Flowmill, Inc. (“Flowmill”) that specialize in application and network performance monitoring capabilities. The acquisitions have been accounted for as business combinations and were not material individually to our consolidated financial statements. The aggregate purchase price of $31.6 million consisted of $24.4 million paid in cash, $4.9 million for the fair value of shares of our common stock issued and $2.3 million in fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated as follows: $10.2 million to identifiable intangible assets, $2.9 million to net assets acquired and $0.5 million to net deferred tax liabilities, with the excess $19.0 million of the purchase price over the fair value of net assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The identifiable intangible assets, which primarily consisted of developed technology, has an estimated useful life of 3 years. The results of operations of the acquisitions which are not material, have been included in our consolidated financial statements from the date of purchase.

Fiscal 2020 Acquisitions

SignalFx

On October 1, 2019, we acquired 100% of the voting equity interest of SignalFx, Inc. (“SignalFx”), a privately-held Delaware corporation that develops real-time monitoring solutions for cloud infrastructure, microservices and applications. This acquisition has been accounted for as a business combination. The total fair value of consideration transferred for this acquisition was $961.4 million, which consisted of $619.1 million in cash, $324.5 million for the fair value of 2,771,482 shares of our common stock issued and $17.8 million in fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated as follows: $173.7 million to identified intangible assets, $62.1 million to net assets acquired and $3.3 million to net deferred tax liabilities, with the excess $728.9 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of SignalFx have been included in our consolidated financial statements from the date of purchase.

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

Omnition

On September 13, 2019, we acquired 100% of the voting equity interest of Cloud Native Labs, Inc. (“Omnition”), a privately-held Delaware corporation that develops a platform for distributed tracing and application monitoring. This acquisition has been accounted for as a business combination. The total fair value of consideration transferred for this acquisition was $52.5 million, which consisted of $31.6 million in cash, $20.2 million for the fair value of 176,989 shares of our common stock issued and $0.7 million in fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated to $8.0 million of identified intangible assets, with the excess $44.5 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of Omnition which are not material, have been included in our consolidated financial statements from the date of purchase.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (in months)
Developed technology	$8,000	60
Total intangible assets acquired	$8,000

Streamlio

On November 1, 2019, we acquired 100% of the voting equity interest of Streamlio, Inc. (“Streamlio”), a privately-held Delaware corporation that specializes in designing and operating streaming data solutions. This acquisition has been accounted for as a business combination. The total fair value of consideration transferred for this acquisition was $19.8 million, which consisted of $18.7 million in cash and $1.1 million in fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated as follows: $3.6 million to identified intangible assets and $0.1 million to net assets acquired, with the excess $16.1 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of Streamlio have been included in our consolidated financial statements from the date of purchase.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (in months)
Developed technology	$3,600	36
Total intangible assets acquired	$3,600

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Fiscal Year Ended January 31,
(In thousands)	2020	2019
Revenues	$2,376,181	$1,822,576
Net loss	$(434,998)	$(421,198)

Goodwill

Goodwill balances are presented below:

	Fiscal Year Ended January 31,
(In thousands)	2021	2020
Beginning balance	$1,292,840	$503,388
Goodwill acquired	42,048	789,452
Ending balance	$1,334,888	$1,292,840

There were no impairments to goodwill during fiscal 2021 or during prior periods.

Intangible Assets

Intangible assets subject to amortization as of January 31, 2021 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$273,349	$(127,072)	$146,277	57
Customer relationships	86,310	(28,778)	57,532	41
Other acquired intangible assets	7,420	(5,076)	2,344	19
Total intangible assets subject to amortization	$367,079	$(160,926)	$206,153

Intangible assets subject to amortization as of January 31, 2020 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$252,530	$(87,112)	$165,418	68
Customer relationships	81,810	(12,403)	69,407	53
Other acquired intangible assets	7,270	(3,680)	3,590	32
Total intangible assets subject to amortization	$341,610	$(103,195)	$238,415

Amortization expense from acquired intangible assets was $57.7 million, $38.5 million and $25.2 million during fiscal 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected future amortization expense for acquired intangible assets as of January 31, 2021 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Fiscal 2022	$54,179
Fiscal 2023	49,964
Fiscal 2024	43,408
Fiscal 2025	31,182
Fiscal 2026	17,058
Thereafter	10,362
Total amortization expense	$206,153

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture. Upon any conversion of the Notes of a series, it is our current intent to settle the first $1,000 of conversion value of each $1,000 principal amount of such Notes in cash and the remaining conversion value, if any, in shares of common stock. If we undergo a fundamental change (as defined in the applicable indenture governing the relevant series of Notes), holders may require us to repurchase for cash all or any portion of their Notes of the relevant series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the relevant maturity date of a series of Notes or if we deliver a notice of redemption in respect of a series of Notes, we will, in certain circumstances, increase the conversion rate of the relevant series of Notes for a holder of such series who elects to convert its Notes of the applicable series in connection with such corporate event or notice of redemption, as the case may be. During the three months ended January 31, 2021, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not convertible and were classified as long-term debt on our consolidated balance sheet as of January 31, 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2023 Notes Partial Repurchase resulted in a gain on extinguishment of convertible senior notes, which is included in “Other income (expense), net” on our consolidated statements of operations, and was calculated as follows:

(In thousands)	2023 Notes Partial Repurchase
Net carrying amount of the liability component associated with the 2023 Notes Partial Repurchase	$414,401
Less: Cash consideration allocated to the liability component	(407,449)
Gain from the 2023 Notes Partial Repurchase	$6,952

The net carrying amounts of the liability and equity components for each series of Notes as of January 31, 2021 was as follows:

(In thousands)	2023 Notes (1)	2025 Notes	2027 Notes
Liability component:
Principal amount	$776,661	$862,500	$1,265,000
Unamortized discount	(91,717)	(167,854)	(320,695)
Unamortized issuance costs	(3,578)	(4,619)	(13,063)
Net carrying amount	$681,366	$690,027	$931,242

Equity component, net of purchase discounts and issuance costs	$264,129	$234,712	$342,062
_________________________
(1)    Reflects the impact of the 2023 Notes Partial Repurchase on June 5, 2020, as discussed below.

The following tables sets forth the interest expense related to each series of Notes:

	Fiscal Year Ended January 31,
(In thousands)	2021	2020
2023 Notes:
Coupon interest expense	$4,697	$6,324
Amortization of debt discount (conversion option)	38,215	48,767
Amortization of debt issuance costs	1,492	1,904
Total interest expense related to the 2023 Notes	$44,404	$56,995

2025 Notes:
Coupon interest expense	$9,704	$9,704
Amortization of debt discount (conversion option)	30,615	28,697
Amortization of debt issuance costs	841	789
Total interest expense related to the 2025 Notes	$41,160	$39,190

2027 Notes:
Coupon interest expense	$9,290	$—
Amortization of debt discount (conversion option)	26,724	—
Amortization of debt issuance costs	1,089	—
Total interest expense related to the 2027 Notes	$37,103	$—

As of January 31, 2021, the total estimated fair values of the 2023 Notes, the 2025 Notes, and the 2027 Notes were approximately $1.02 billion, $1.14 billion and $1.33 billion, respectively. The fair value was determined based on the closing trading price per $100 of the respective series of Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

Capped Calls

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2012, our board approved the 2012 Equity Incentive Plan (the “2012 Plan”), which became effective on April 18, 2012. The 2012 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and any parent or subsidiary corporations’ employees and consultants. Upon the effectiveness of the 2012 plan, all shares that were reserved but not issued under the 2003 Plan became available for issuance under the 2012 Plan and no further shares will be granted pursuant to the 2003 Plan. Canceled or forfeited equity awards under the 2003 Plan will also become available for issuance under the 2012 Plan. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes or our outstanding stock, the term must not exceed 5 years. Options and RSUs generally vest over 4 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock option, restricted stock unit (“RSU”) and performance unit (“PSU”) activity under our 2012 Equity Incentive Plan during the fiscal year ended January 31, 2021:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
				(in years)	(in thousands)
Balances as of January 31, 2020	19,328,502	823,541	$10.79	6.61	$118,978	13,141,650
Additional shares authorized	7,889,377
Options granted (2)	(2,155)	2,155	22.30
Options exercised		(352,910)	9.84
Options forfeited and expired	54,043	(54,043)	12.94
RSUs and PSUs granted (3)	(5,146,232)					5,146,232
RSUs and PSUs vested						(5,220,615)
Shares withheld related to net share settlement of RSUs and PSUs	969,778
RSUs and PSUs forfeited and canceled	1,830,364					(1,830,364)
Balances as of January 31, 2021	24,923,677	418,743	$11.37	5.85	$64,342	11,236,903
Vested and expected to vest		409,292	$11.37	5.80	$62,891	10,466,093
Exercisable as of January 31, 2021		191,203	$11.28	3.66	$29,398
_________________________
(1)    The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of January 31, 2021.
(2)    All options granted during fiscal 2021 were equity awards assumed in connection with our acquisitions.
(3)    101,449 RSUs were granted to new employees hired in connection with our fiscal 2021 acquisitions.

During a portion of fiscal 2021, upon each settlement date of our outstanding RSUs to current employees, RSUs were withheld to cover the required withholding tax, which was based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity on our consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs were not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares were returned to the reserves and are available for future issuance under our 2012 Equity Incentive Plan. During fiscal 2021 we also required that employees sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes.

During fiscal 2021, we granted 318,514 PSUs to certain executives under our 2012 Equity Incentive Plan, which includes both PSUs awarded but not yet earned, as well as PSUs earned and eligible to vest. The number of PSUs earned and eligible to vest will be determined after a one-year performance period, based on achievement of certain company financial performance measures and the recipient’s continued service with us. The number of shares of our stock to be received based on financial performance measures can range from 0% to 200% of the target amount. Compensation expense for PSUs with financial performance measures is measured using the fair value at the date of grant and recorded over the four-year vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. Additionally, beginning in fiscal 2019, our PSUs granted contain an additional market performance measure that can increase the number of shares earned by up to an additional 50% of the shares received based on the financial performance measure.

On October 27, 2020, the Compensation Committee of our Board of Directors approved a modification to the performance thresholds of our fiscal 2021 PSU awards. We accounted for this change as a Type III modification under ASC 718 as the expectation of the achievement of certain performance conditions related to these awards changed from improbable to probable post-modification. As a result, we reversed $10.8 million of stock-based compensation expense previously recognized for these awards, during fiscal 2021. Post-modification stock-based compensation expense related to these awards

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will be recognized based on the modification date fair value over their remaining service period, under the graded-vesting attribution method.

The following table presents unrecognized compensation cost related to stock options, RSUs, PSUs and restricted stock awards (“RSA”) as of January 31, 2021:

	Unrecognized Compensation Cost (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Stock options	$22,278	1.6
RSUs	1,256,861	2.8
PSUs	56,663	1.1
RSAs	46,026	2.0
Total unrecognized compensation cost	$1,381,828

The following table summarizes our RSA activity during the fiscal year ended January 31, 2021:

Shares
Outstanding as of January 31, 2020	857,793
RSAs issued (1)	79,747
RSAs vested	(450,740)
RSAs forfeited and canceled	(1,117)
Outstanding as of January 31, 2021	485,683
_________________________
(1)    All RSAs issued during fiscal 2021 were equity awards assumed in connection with our acquisitions.

The aggregate intrinsic value of options exercised was $52.6 million, $43.7 million and $27.0 million for fiscal 2021, 2020 and 2019, respectively. The weighted-average grant date fair value of options granted was $134.26, $106.85 and $83.96 per share for fiscal 2021, 2020 and 2019, respectively.

The aggregate intrinsic value of RSUs vested was $771.3 million, $629.9 million and $537.7 million for fiscal 2021, 2020 and 2019, respectively. The weighted-average grant date fair value of RSUs granted was $161.64, $135.39 and $108.57 per share for fiscal 2021, 2020 and 2019, respectively.

The weighted-average grant date fair value of PSUs granted was $197.55, $166.57 and $86.55 per share for fiscal 2021, 2020 and 2019, respectively.

The weighted-average grant date fair value of RSAs issued was $175.98, $115.53 and $79.07 per share for fiscal 2021, 2020 and 2019, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock-based awards and employee stock purchases was allocated as follows:

	Fiscal Year Ended January 31,
(In thousands)	2021	2020	2019
Cost of revenues	$56,437	$44,399	$37,501
Research and development	271,120	185,262	137,171
Sales and marketing	198,346	216,276	190,422
General and administrative	92,752	99,487	76,836
Total stock-based compensation expense	$618,655	$545,424	$441,930

We capitalized $8.0 million and $1.0 million of stock-based compensation for fiscal 2021 and 2020, respectively, related to our software development and implementation projects.

Valuation Assumptions

PSUs granted in fiscal 2021 and 2020 contain an additional market performance measure that can increase the number of shares earned. The following table summarizes the assumptions used in the Monte Carlo simulation model to determine the fair value of PSUs granted during the fiscal years ended January 31, 2021, 2020 and 2019:

	Fiscal Year Ended January 31,
	2021	2020	2019
Expected volatility (1)	42.8 - 43.9%	37.9 - 40.2%	39.5%
Risk-free rate	0.2 - 0.6%	2.3%	2.5%
Dividend yield	—	—	—
Expected term (in years)	3.4 - 4.0	4.0	4.0
_________________________
(1)    Equal weighting of Splunk historical and implied volatility.

The following table summarizes the assumptions used in the Black-Scholes method to determine the fair value of options granted during the fiscal years ended January 31, 2021, 2020 and 2019:

	Fiscal Year Ended January 31,
	2021	2020	2019
Expected volatility	43.8 - 44.1%	38.5 - 42.8%	33.8 - 44.6%
Risk-free rate	0.4 - 0.5%	1.5 - 1.8%	0.5 - 2.9%
Dividend yield	—	—	—
Expected term (in years)	4.7 - 5.5	3.0 - 6.4	6.1

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our common shares under the ESPP:

Fiscal Year Ended January 31,
	2021	2020	2019
Expected volatility	53.2 - 70.2%	37.4 - 46.6%	33.1 - 53.8%
Risk-free rate	0.1 - 0.2%	1.6 - 2.0%	2.1 - 2.7%
Dividend yield	—	—	—
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0

(9)  Revenues, Accounts Receivable, Deferred Revenue and Remaining Performance Obligations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Fiscal Year Ended January 31,
(In thousands)	2021	2020	2019
Revenues
License	$971,378	$1,373,367	$1,030,277
Cloud services	554,132	312,358	171,200
Maintenance, professional services and training	703,875	673,201	601,533
Total revenues	$2,229,385	$2,358,926	$1,803,010

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

	Fiscal Year Ended January 31,
(In thousands)	2021	2020	2019
United States	$1,467,260	$1,676,395	$1,274,361
International	762,125	682,531	528,649
Total revenues	$2,229,385	$2,358,926	$1,803,010

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented.

The following table presents revenues by channel partners representing 10% or more of total revenues:

	Fiscal Year Ended January 31,
	2021	2020	2019
Channel Partner A	28%	29%	32%
Channel Partner B	13%	19%	18%

The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues during fiscal 2021, 2020 or 2019.

Accounts Receivable

The following table presents total current and non-current accounts receivable by channel partners representing 10% or more of total current and non-current accounts receivable:

	January 31,
	2021	2020
Channel Partner A	26%	27%
Channel Partner B	9%	13%

The COVID-19 pandemic and the recent economic downturn prompted us to perform additional credit reviews of our existing customers. After performing our additional reviews using a current expected credit loss model, we determined that, while there may be delays in certain of our collections, the risk of credit loss on our accounts receivable as of January 31, 2021 is low. As this is consistent with the results of our risk assessment prior to the adoption of the current expected credit loss model, no significant adjustments to our allowance for doubtful accounts were made.

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2020 and 2019 were $785.2 million and $633.2 million during fiscal 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $1.99 billion as of January 31, 2021, of which we expect to recognize approximately 62% as revenue over the next 12 months and the remainder thereafter.

(10)  Income Taxes

Loss before income taxes consists of the following:

	Fiscal Year Ended January 31,
(In thousands)	2021	2020	2019
United States	$(907,201)	$(363,053)	$(289,896)
International	6,153	31,402	26,705
Total	$(901,048)	$(331,651)	$(263,191)

Income tax provision consists of the following:

	Fiscal Year Ended January 31,
(In thousands)	2021	2020	2019
Current tax provision:
Federal	$859	$316	$7,532
State	748	627	422
Foreign	8,915	10,194	8,496
Total current tax provision	10,522	11,137	16,450
Deferred tax benefit:
Federal	(1,306)	(2,124)	(3,313)
State	(698)	(2,213)	—
Foreign	(1,586)	(1,783)	(751)
Total deferred tax benefit	(3,590)	(6,120)	(4,064)
Total tax provision	$6,932	$5,017	$12,386

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

	Fiscal Year Ended January 31,
(In thousands)	2021	2020	2019
Expected benefit at U.S. federal statutory rate	$(189,220)	$(69,692)	$(55,270)
State income taxes - net of federal benefit	(32,659)	(10,647)	(8,904)
Stock-based compensation	(38,493)	(23,306)	(26,554)
Research and development tax credits	(60,811)	(44,274)	(32,819)
Change in valuation allowance	321,321	146,765	122,614
Non-deductible expenses	2,560	5,814	4,767
Release of valuation allowance due to acquisitions	(2,293)	(4,337)	(3,313)
Base erosion anti-abuse tax	859	316	7,532
Non-U.S. tax rate differential	7,378	4,378	4,333
Other	(1,710)	—	—
Total tax provision	$6,932	$5,017	$12,386

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities consist of the following:

	Fiscal Year Ended January 31,
(In thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$694,261	$594,967
Accrued liabilities	26,816	12,934
Tax credit carryforwards	220,019	158,250
Stock-based compensation	28,262	33,245
Deferred revenue	23,666	37,932
Operating lease liabilities	87,610	67,233
Capitalized research & development costs	122,303	—
Other	9,967	—
Valuation allowance	(925,844)	(643,395)
Total deferred tax assets	287,060	261,166
Deferred tax liabilities:
Depreciation and amortization	(48,228)	(51,033)
Operating lease right-of-use assets	(79,100)	(64,017)
Deferred commissions	(44,214)	(45,882)
Convertible senior notes	(110,439)	(96,465)
Total deferred tax liabilities	(281,981)	(257,397)
Net deferred taxes	5,079	3,769
Recorded as:
Non-current deferred tax assets (1)	5,368	3,769
Non-current deferred tax liabilities (1)	(289)	—
Net deferred tax assets	$5,079	$3,769
_________________________
(1)    Non-current deferred tax assets and non-current deferred tax liabilities are included in “Other assets” and “Other liabilities, non-current”, respectively, on our consolidated balance sheets.

ASC Topic 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that we assess that realization is more likely than not. Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Due to our history of U.S. operating losses, we believe the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net U.S. deferred tax assets. The valuation allowance totaled $925.8 million and $643.4 million for fiscal 2021 and 2020, respectively. The valuation allowance on our net deferred tax assets increased by $282.4 million, $162.1 million and $12.3 million during fiscal 2021, 2020 and 2019, respectively.

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

As of January 31, 2021, we had net operating loss carryforwards of $2.76 billion for federal income tax purposes, a portion of which will begin to expire in 2025 if unused. We had net operating loss carryforwards of $1.83 billion for state income tax purposes, which will begin to expire in the year 2023 if unused. We also had certain foreign net operating loss carryforwards of $18.1 million, which have an indefinite life.

As of January 31, 2021, we also had research and development tax credit carryforwards of $166.3 million for federal income tax purposes and $130.0 million for state income tax purposes. The federal research and development tax credits will begin to expire in 2026 if unused. State research and development tax credits carry forward indefinitely.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because of certain prior period ownership changes, the utilization of a portion of our U.S. federal and state NOL and tax credit carryforwards may be limited.

As of January 31, 2021, we have an immaterial amount of earnings indefinitely reinvested outside of the U.S. We do not intend to repatriate these earnings and, accordingly, we do not provide for U.S. income taxes and foreign withholding tax on these earnings.

As of January 31, 2021, our unrecognized tax benefits were $60.7 million, of which $6.5 million would, if recognized, impact our effective tax rate. The remainder will not, if recognized, affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets.

Unrecognized tax benefit balances are presented below:

	Fiscal Year Ended January 31,
(In thousands)	2021	2020	2019
Balance at beginning of year	$39,774	$32,905	$31,802
Increase related to prior year tax positions	2,969	—	—
Decrease related to prior year tax positions	(446)	—	(6,035)
Increase related to current year tax positions	18,364	6,869	7,138
Balance at end of year	$60,661	$39,774	$32,905

We are required to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.

We are subject to federal, state and local taxes in the United States and numerous foreign jurisdictions. Our federal tax returns for the years 2005 through the current period remain subject to examination.

The potential change in unrecognized tax benefits during the next 12 months is not expected to be material.

We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of January 31, 2021 and 2020 were not material.

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

The following table sets forth the computation of historical basic and diluted net loss per share:

	Fiscal Year Ended January 31,
(In thousands, except per share amounts)	2021	2020	2019
Numerator:
Net loss	$(907,980)	$(336,668)	$(275,577)
Denominator:
Weighted-average common shares outstanding	160,397	152,653	145,737
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(653)	(704)	(30)
Weighted-average shares used to compute net loss per share, basic and diluted	159,744	151,949	145,707

Net loss per share, basic and diluted	$(5.68)	$(2.22)	$(1.89)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Fiscal Year Ended January 31,
(In thousands)	2021	2020	2019
Shares subject to outstanding common stock options	419	824	409
Shares subject to outstanding RSUs, PSUs and RSAs	11,723	13,999	13,923
Employee stock purchase plan	641	548	554
Shares underlying the conversion spread in the convertible senior notes	1,871	—	—
Total	14,654	15,371	14,886

As of January 31, 2021, the aggregate outstanding principal amount under the Notes is potentially convertible into 16.0 million shares of our common stock. Since we expect to settle the principal amount of our convertible senior notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the “conversion spread”) is considered in the diluted earnings per share calculation. The conversion spread has a potentially dilutive effect on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $148.30 per share for the 2023 Notes and the 2025 Notes, and $255.34 per share for the 2027 Notes.

During the three months ended January 31, 2021, the average market price of our common stock was $178.52, which exceeded the initial conversion price of the 2023 Notes and the 2025 Notes. Accordingly, we calculated the potentially dilutive effect of the conversion spread for the 2023 Notes and 2025 Notes, which is included in the table above. We excluded the potentially dilutive effect of the conversion spread for the 2027 Notes as the average market price of our common stock during the three months ended January 31, 2021 was less than the conversion price of the 2027 Notes.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2021.

The effectiveness of our internal control over financial reporting as of January 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K (the “Proxy Statement”).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1.Consolidated Financial Statements: Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” Under Part II, Item 8 of this report.
2.Financial Statement Schedules: Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
3.Exhibits: The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

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

4.6
Indenture, dated as of June 5, 2020, by and between Splunk Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on June 5, 2020).

4.7
Form of Global Note, representing Registrant’s 1.125% Convertible Senior Notes due 2027 (incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on June 5, 2020).

4.8	Description of Common Stock (incorporated by reference to Exhibit 4.6 filed with the Registrant’s Annual Report on Form 10-K filed on March 26, 2020).

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

10.5#	2012 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K filed on March 26, 2020).

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

10.12#
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

10.15#
Amendment to Employment Offer Letter between the Registrant and Doug Merritt, dated as of May 7, 2020 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 1, 2020).

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

10.19#
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

10.25	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on September 21, 2018).

10.26	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 5, 2020).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.

*	The schedules and other attachments to this exhibit have been omitted. The Registrant agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

†	Certain portions of this exhibit have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2021.

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

Signature	Title	Date

/s/ Douglas S. Merritt	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2021
Douglas S. Merritt

/s/ Jason E. Child	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2021
Jason E. Child

/s/ Timothy C. Emanuelson	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2021
Timothy C. Emanuelson

/s/ Graham V. Smith	Chairman and Director	March 31, 2021
Graham V. Smith

/s/ Sara J. Baack	Director	March 31, 2021
Sara J. Baack

/s/ Mark T. Carges	Director	March 31, 2021
Mark T. Carges

/s/ John G. Connors	Director	March 31, 2021
John G. Connors

/s/ Patricia B. Morrison	Director	March 31, 2021
Patricia B. Morrison

/s/ Stephen G. Newberry	Director	March 31, 2021
Stephen G. Newberry

/s/ Elisa A. Steele	Director	March 31, 2021
Elisa A. Steele

/s/ Sri Viswanath	Director	March 31, 2021
Sri Viswanath

/s/ Sean Boyle	Director	March 31, 2021
Sean Boyle

/s/ Dennis L. Via	Director	March 31, 2021
Dennis L. Via