Form 10-Q
period 2021-04-30
SPLUNK INC
filed 2021-06-09
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2021

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

There were 163,917,375 shares of the Registrant’s Common Stock issued and outstanding as of June 2, 2021.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	April 30, 2021	January 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,845,198	$1,771,064
Investments, current	20,196	87,847
Accounts receivable, net	775,942	1,114,199
Prepaid expenses and other current assets	262,146	162,939
Deferred commissions, current	114,715	136,331
Total current assets	3,018,197	3,272,380
Investments, non-current	13,603	13,728
Accounts receivable, non-current	191,113	347,202
Operating lease right-of-use assets	245,756	356,296
Property and equipment, net	138,958	182,780
Intangible assets, net	191,314	206,153
Goodwill	1,334,888	1,334,888
Deferred commissions, non-current	78,504	69,637
Other assets	85,532	85,422
Total assets	$5,297,865	$5,868,486
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$48,849	$9,319
Accrued compensation	227,909	281,986
Accrued expenses and other liabilities	197,481	202,959
Deferred revenue, current	923,914	1,030,484
Total current liabilities	1,398,153	1,524,748
Convertible senior notes, net	2,329,193	2,302,635
Operating lease liabilities	226,019	330,970
Deferred revenue, non-current	86,188	110,418
Other liabilities, non-current	12,081	5,710
Total non-current liabilities	2,653,481	2,749,733
Total liabilities	4,051,634	4,274,481
Commitments and contingencies (Note 3 and 4)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 163,914,276 shares issued and outstanding at April 30, 2021, and 163,147,139 shares issued and outstanding at January 31, 2021	164	163
Accumulated other comprehensive loss	(748)	(592)
Additional paid-in capital	4,187,267	4,063,885
Accumulated deficit	(2,940,452)	(2,469,451)
Total stockholders’ equity	1,246,231	1,594,005
Total liabilities and stockholders’ equity	$5,297,865	$5,868,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,
(In thousands, except per share amounts)	2021	2020
Revenues
Cloud services	$193,958	$112,152
License	143,281	148,385
Maintenance and services	164,812	173,540
Total revenues	502,051	434,077
Cost of revenues (1)
Cloud services	88,085	53,490
License	4,290	6,066
Maintenance and services	79,531	69,061
Total cost of revenues	171,906	128,617
Gross profit	330,145	305,460
Operating expenses (1)
Research and development	247,198	192,124
Sales and marketing	356,108	319,224
General and administrative	162,186	82,724
Total operating expenses	765,492	594,072
Operating loss	(435,347)	(288,612)
Interest and other income (expense), net
Interest income	379	6,475
Interest expense	(33,590)	(24,437)
Other income (expense), net	(1,223)	(674)
Total interest and other income (expense), net	(34,434)	(18,636)
Loss before income taxes	(469,781)	(307,248)
Income tax provision (benefit)	1,220	(1,669)
Net loss	$(471,001)	$(305,579)

Basic and diluted net loss per share	$(2.89)	$(1.94)

Weighted-average shares used in computing basic and diluted net loss per share	163,169	157,534
 _________________________
(1)    Amounts include stock-based compensation expense, as follows:

Cost of revenues	$17,514	$13,202
Research and development	77,046	68,569
Sales and marketing	55,186	56,474
General and administrative	32,671	20,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended April 30,
(In thousands)	2021	2020
Net loss	$(471,001)	$(305,579)
Other comprehensive income (loss)
Net unrealized gain (loss) on investments (net of tax)	(156)	2,685
Foreign currency translation adjustments	—	679
Total other comprehensive income (loss)	(156)	3,364
Comprehensive loss	$(471,157)	$(302,215)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended April 30,
(In thousands)	2021	2020
Cash flows from operating activities
Net loss	$(471,001)	$(305,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,796	20,494
Amortization of deferred commissions	42,314	26,878
Amortization of investment premiums (accretion of discounts), net	50	(692)
Amortization of debt discount and issuance costs	26,558	20,416
Loss on lease termination	52,524	—
Non-cash operating lease costs	2,136	10,531
Stock-based compensation	182,417	158,818
Disposal of property and equipment	—	505
Deferred income taxes	(1,129)	(901)
Changes in operating assets and liabilities:
Accounts receivable, net	494,346	327,099
Prepaid expenses and other assets	(98,169)	(4,846)
Deferred commissions	(29,565)	(22,215)
Accounts payable	22,838	7,336
Accrued compensation	(54,077)	(97,709)
Accrued expenses and other liabilities	6,422	(10,067)
Deferred revenue	(130,800)	(84,024)
Net cash provided by operating activities	70,660	46,044
Cash flows from investing activities
Purchases of investments	(20,221)	(87,135)
Maturities of investments	87,766	254,823
Purchases of property and equipment	(853)	(14,756)
Capitalized software development costs	(3,066)	(3,548)
Other investment activities	125	(2,375)
Net cash provided by investing activities	63,751	147,009
Cash flows from financing activities
Proceeds from the exercise of stock options	538	1,418
Taxes paid related to net share settlement of equity awards	(60,815)	(49,228)
Net cash used in financing activities	(60,277)	(47,810)
Effect of exchange rate changes on cash and cash equivalents	—	(1,389)
Net increase in cash and cash equivalents	74,134	143,854
Cash and cash equivalents at beginning of period	1,771,064	778,653
Cash and cash equivalents at end of period	$1,845,198	$922,507

Supplemental disclosures
Cash paid for income taxes	$1,569	$1,534
Cash paid for interest	—	8,014
Non-cash investing and financing activities
Increase (decrease) in accrued purchases of property and equipment	5,633	(1,639)
Vesting of early exercised options	32	56

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended April 30,
(In thousands)	2021	2020
Common stock
Balance, beginning of period	$163	$157
Vesting of restricted and performance stock units	1	1
Balance, end of period	$164	$158
Additional paid-in capital
Balance, beginning of period	$4,063,885	$3,566,055
Stock-based compensation	182,417	158,818
Capitalized software development costs	1,211	1,776
Issuance of common stock upon exercise of options	538	1,418
Vesting of early exercised options	32	56
Taxes paid related to net share settlement of equity awards	(60,816)	(49,228)
Balance, end of period	$4,187,267	$3,678,895
Accumulated other comprehensive loss
Balance, beginning of period	$(592)	$(5,312)
Unrealized gain (loss) from investments (net of tax)	(156)	2,685
Net change in cumulative translation adjustments	—	679
Balance, end of period	$(748)	$(1,948)
Accumulated deficit
Balance, beginning of period	$(2,469,451)	$(1,561,471)
Net loss	(471,001)	(305,579)
Balance, end of period	$(2,940,452)	$(1,867,050)

Total stockholders’ equity	$1,246,231	$1,810,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Description of the Business and Significant Accounting Policies

Business

Splunk Inc. (“we,” “us,” “our”) provides innovative cloud and software solutions that deliver and operationalize insights from the data generated by digital systems. Data is produced by nearly every software application and electronic device across an organization and contains a real-time record of various activities, such as business transactions, customer and user behavior, and security threats. This data is growing significantly as a direct result of the prevalence and importance of digital systems used by today’s organizations. Our solutions help users remove barriers between insights derived from this data and actions organizations take to thrive in an era of unprecedented digital transformation. We were incorporated in California in October 2003 and reincorporated in Delaware in May 2006.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ending January 31, 2022.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of January 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 31, 2021.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal 2022.

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

COVID-19

The worldwide spread of COVID-19 has created significant global economic uncertainty and resulted in a global slowdown of economic activity which has decreased demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and general business operations for an unknown period of time until the pandemic has subsided. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain, and as of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or adjust the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our condensed consolidated financial statements.

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

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Foreign currency transaction gains and losses are included in “Other income (expense), net” on our condensed consolidated statements of operations and were not material for the three months ended April 30, 2021 and 2020.

Revenue Recognition

We generate revenues in the form of cloud services fees, software license and related maintenance fees, and other service fees. Cloud services are provided on a subscription basis and give our customers access to our cloud solutions, which include related customer support. Licenses for on-premises software (“software”) are either term or perpetual licenses and provide the customer with a right to use the software. When a term license is purchased, maintenance is bundled with the license for the term of the license period. Typically, when purchasing a perpetual license, a customer also purchases one year of maintenance for which we charge a percentage of the license fee. Other services include training and professional services that are not integral to the functionality of the licenses or cloud services.

Our contracts with customers often contain multiple performance obligations, which may include a combination of cloud services, software, related maintenance and support services, and professional services including training. We apply significant judgment in identifying and accounting for each performance obligation, as a result of evaluating the terms and conditions in contracts. For these contracts, we account for cloud services, software, maintenance and support, and other services as separate performance obligations as they are each distinct. Revenue is recognized when the performance obligations are satisfied. We satisfy our cloud service performance obligation over the associated contract term and recognize the associated revenue ratably over the term of the contract once access is provided to the customer, consistent with the pattern of benefit to the customer of such services. We satisfy our obligation and recognize revenue for software upon transfer of control of the software, which occurs at delivery of the license key to customers, or when the license term commences, if later. We satisfy our maintenance and support performance obligations and recognize revenue ratably over the maintenance and support term, consistent with the pattern of benefit to the customer of such services. Professional services and training are either provided on a time and material basis or over a contract term. We satisfy our professional services and training performance obligations and recognize the associated revenue as services are delivered. With respect to contracts that include customer acceptance provisions, we recognize revenue upon customer acceptance. Our policy is to record revenues net of any applicable sales, use or excise taxes.

Customers can purchase our products under different pricing options. Regardless of the pricing option selected, the consideration for our cloud services and license contracts is fixed and does not result in variable consideration. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on an observable standalone selling price when it is available, as well as other factors, including the price charged to customers, our discounting practices, and our overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable, we estimate the SSP using the residual approach.

A receivable is recorded when we have an unconditional right to payment, either because we satisfied a performance obligation prior to receiving payment from the customer or we have a non-cancelable contract that has been invoiced in advance in accordance with our standard payment terms. Most of our multi-year cloud service and software contracts are invoiced annually. A receivable for multi-year cloud services is generally recorded upon invoicing. A receivable for multi-year software contracts is recorded upon delivery, whether or not invoiced, to the extent we have an unconditional right to receive payment in the future related to those licenses. The non-current portion of these receivables, primarily consisting of unbilled receivables from multi-year software contracts, is included in “Accounts receivable, non-current” on our condensed consolidated balance sheets.

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

We did not adopt any new accounting standards in the period ended April 30, 2021.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	April 30, 2021				January 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$997,698	$—	$—	$997,698	$933,058	$—	$—	$933,058
U.S. treasury securities	—	20,196	—	20,196	—	75,068	—	75,068
Corporate bonds	—	—	—	—	—	12,779	—	12,779
Reported as:
Assets:
Cash and cash equivalents				$997,698				$933,058
Investments, current				20,196				87,847
Total				$1,017,894				$1,020,905

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table presents our investments in available-for-sale debt securities as of April 30, 2021:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$20,202	$—	$(6)	$20,196

The following table presents our investments in available-for-sale debt securities as of January 31, 2021:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$75,032	$36	$—	$75,068
Corporate bonds	12,765	14	—	12,779
Total available-for-sale investments	$87,797	$50	$—	$87,847

The following table presents the fair values and unrealized losses related to our investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of April 30, 2021:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$20,196	$(6)	$—	$—	$20,196	$(6)

As of January 31, 2021, we did not have any investments in available-for-sale debt securities in an unrealized loss position.

The contractual maturities of our investments as of April 30, 2021 are as follows (in thousands):

Due within one year	$20,196
Total	$20,196

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as non-current assets.

Convertible Senior Notes

Refer to Note 7 “Convertible Senior Notes” for details regarding the fair value of our convertible senior notes.

Equity Investments

Our equity investments are included in “Investments, non-current” on our condensed consolidated balance sheets. The following table provides a summary of our equity investments:

(In thousands)	April 30, 2021	January 31, 2021
Equity investments without readily determinable fair values	$9,744	$10,244
Equity investments under the equity method of accounting	3,859	3,484
Total	$13,603	$13,728

(3)    Commitments and Contingencies

Legal Proceedings

A putative class action lawsuit alleging violations of the federal securities laws was filed on December 4, 2020 in the U.S. District Court for the Northern District of California (the “Court”) against us, our CEO and our CFO. The initial complaint alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for allegedly making materially false and misleading statements regarding our financial guidance and asserted a putative class period of October 21, 2020 to December 2, 2020. On March 16, 2021, the Court appointed lead plaintiff and lead plaintiff counsel in the case. On June 7, 2021, the lead plaintiff filed an amended complaint which expands the putative class period to run from March 26, 2020 to December 2, 2020 and alleges that defendants made materially false and misleading statements regarding our marketing efforts, hiring practices, and retention of personnel. The lead plaintiff seeks unspecified monetary damages and other relief.

Several derivative lawsuits related to the securities class action were filed in February, March, and April 2021 in the U.S. District Court for the Northern District of California and California Superior Court, San Francisco County. The lawsuits name our CEO, our CFO, and many of our board members as defendants, and the company as a nominal defendant. The lawsuits allege claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against the defendants, and claims for contribution under Sections 10(b) and 21D of the Exchange Act against only our CEO and CFO. The plaintiffs seek unspecified monetary damages and other relief on behalf of the company. The court has stayed the action in the Northern District of California pursuant to stipulation of the parties until after a ruling on the anticipated motion to dismiss the federal securities case and the parties have also stipulated to a stay in the state-court actions.

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

Claims and reimbursements under indemnification arrangements have not been material to our condensed consolidated financial statements; therefore, there is no accrual of such amounts as of April 30, 2021 and January 31, 2021. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)    Leases

In April 2021, we entered into an agreement to terminate our lease of certain office space located in San Jose, CA and ceased use of the space as of April 30, 2021. As a result, the related right-of-use asset and leasehold improvements balances were written off and our lease liability was partially derecognized. In total, a $55.2 million loss was recognized during the three months ended April 30, 2021, which includes certain termination-related fees. The loss is included in “General and administrative” expenses on our condensed consolidated statement of operations, and the remaining payments of $16.7 million to be made in connection with the termination are included in “Accounts payable” on our condensed consolidated balance sheet. As of January 31, 2021, we had $155.5 million in related operating lease commitments which were reduced to $11.0 million as of April 30, 2021.

(5)    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

(In thousands)	April 30, 2021	January 31, 2021
Computer equipment and software	$75,085	$70,628
Furniture and fixtures	28,626	33,142
Leasehold and building improvements (1)	137,860	180,956
Capitalized software development costs (2)	28,072	23,795
Property and equipment, gross	269,643	308,521
Less: accumulated depreciation and amortization	(130,685)	(125,741)
Property and equipment, net	$138,958	$182,780
_________________________
(1)    Includes costs related to assets not yet placed into service of $25.4 million as of January 31, 2021. All assets were placed into service as of April 30, 2021.
(2)    Includes costs related to projects still under development of $14.5 million and $16.7 million, as of April 30, 2021 and January 31, 2021, respectively.

Depreciation and amortization expense of Property and equipment, net was $11.0 million and $5.8 million for the three months ended April 30, 2021 and 2020, respectively.

Geographic Information

The following table presents our long-lived assets, which consist of property and equipment, net of depreciation and amortization, and operating lease right-of-use assets by geographic region:

(In thousands)	April 30, 2021	January 31, 2021
United States	$323,134	$476,575
United Kingdom	49,274	50,460
Other International	12,306	12,041
Total long-lived assets	$384,714	$539,076

Other than each of the United States and the United Kingdom, no other individual country represented 10% or more of our total long-lived assets as of April 30, 2021 or January 31, 2021.

(6)    Goodwill and Intangible Assets

Goodwill

There was no impairment of goodwill during the three months ended April 30, 2021 or 2020.

Intangible Assets

Intangible assets subject to amortization as of April 30, 2021 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$273,349	$(137,155)	$136,194	55
Customer relationships	86,310	(33,153)	53,157	38
Other acquired intangible assets	7,420	(5,457)	1,963	17
Total intangible assets subject to amortization	$367,079	$(175,765)	$191,314

Intangible assets subject to amortization as of January 31, 2021 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$273,349	$(127,072)	$146,277	57
Customer relationships	86,310	(28,778)	57,532	41
Other acquired intangible assets	7,420	(5,076)	2,344	19
Total intangible assets subject to amortization	$367,079	$(160,926)	$206,153

Amortization expense from acquired intangible assets was $14.8 million and $14.7 million for the three months ended April 30, 2021 and 2020, respectively.

The expected future amortization expense for acquired intangible assets as of April 30, 2021 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Remaining fiscal 2022	$39,340
Fiscal 2023	49,964
Fiscal 2024	43,408
Fiscal 2025	31,182
Fiscal 2026	17,058
Thereafter	10,362
Total amortization expense	$191,314

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

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture. Upon any conversion of the Notes of a series, it is our current intent to settle the first $1,000 of conversion value of each $1,000 principal amount of such Notes in cash and the remaining conversion value, if any, in shares of common stock. If we undergo a fundamental change (as defined in the applicable indenture governing the relevant series of Notes), holders may require us to repurchase for cash all or any portion of their Notes of the relevant series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the relevant maturity date of a series of Notes or if we deliver a notice of redemption in respect of a series of Notes, we will, in certain circumstances, increase the conversion rate of the relevant series of Notes for a holder of such series who elects to convert its Notes of the applicable series in connection with such corporate event or notice of redemption, as the case may be. During the three months ended April 30, 2021, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not convertible and were classified as long-term debt on our condensed consolidated balance sheet as of April 30, 2021.

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

The 2023 Notes Partial Repurchase resulted in a gain on extinguishment of convertible senior notes, which is included in “Other income (expense), net” on our consolidated statements of operations, and was calculated as follows:

(In thousands)	2023 Notes Partial Repurchase
Net carrying amount of the liability component associated with the 2023 Notes Partial Repurchase	$414,401
Less: Cash consideration allocated to the liability component	(407,449)
Gain from the 2023 Notes Partial Repurchase	$6,952

The net carrying amounts of the liability component for each series of Notes as of April 30, 2021 were as follows:

(In thousands)	2023 Notes (1)	2025 Notes	2027 Notes
Liability component:
Principal amount	$776,661	$862,500	$1,265,000
Unamortized discount	(83,761)	(160,197)	(310,679)
Unamortized issuance costs	(3,269)	(4,408)	(12,654)
Net carrying amount	$689,631	$697,895	$941,667
_________________________
(1)    Reflects the impact of the 2023 Notes Partial Repurchase on June 5, 2020, as discussed below.

The following tables sets forth the interest expense related to each series of Notes:

	Three Months Ended April 30,
(In thousands)	2021	2020
2023 Notes:
Coupon interest expense	$971	$1,581
Amortization of debt discount (conversion option)	7,956	12,418
Amortization of debt issuance costs	310	485
Total interest expense related to the 2023 Notes	$9,237	$14,484

2025 Notes:
Coupon interest expense	$2,426	$2,426
Amortization of debt discount (conversion option)	7,657	7,312
Amortization of debt issuance costs	211	201
Total interest expense related to the 2025 Notes	$10,294	$9,939

2027 Notes:
Coupon interest expense	$3,558	$—
Amortization of debt discount (conversion option)	10,016	—
Amortization of debt issuance costs	408	—
Total interest expense related to the 2027 Notes	$13,982	$—

As of April 30, 2021, the total estimated fair values of the 2023 Notes, the 2025 Notes and the 2027 Notes were approximately $0.87 billion, $0.97 billion and $1.17 billion, respectively. The fair value was determined based on the closing trading price per $100 of the respective series of Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

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

(8)    Stock Compensation Plans

The following table summarizes the stock option, restricted stock unit (“RSU”) and performance unit (“PSU”) activity under our 2012 Equity Incentive Plan during the three months ended April 30, 2021:

	Options Outstanding				RSUs and PSUs Outstanding
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
			(in years)	(in thousands)
Balances as of January 31, 2021	418,743	$11.37	5.85	$64,342	11,236,903
Additional shares authorized
Options exercised	(43,831)	12.45
Options forfeited and expired	(14,996)	13.50
RSUs and PSUs granted					4,873,947
RSUs and PSUs vested					(1,175,114)
RSUs and PSUs forfeited and canceled					(574,184)
Balances as of April 30, 2021	359,916	$11.15	5.50	$41,486	14,361,552
Vested and expected to vest	353,533	$11.15	5.46	$40,752	13,326,150
Exercisable as of April 30, 2021	184,203	$10.96	3.68	$21,267
 _________________________
(1)    The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of April 30, 2021.

During the three months ended April 30, 2021 and 2020, upon each settlement date of our outstanding RSUs to current employees, RSUs were withheld to cover the required withholding tax, which was based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity on our condensed consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs were not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares were returned to the reserves and are available for future issuance under our 2012 Equity Incentive Plan. We may also require employees to sell a portion of the shares that they received upon the vesting of RSUs in order to cover any required withholding taxes.

During the three months ended April 30, 2021, we granted 427,900 PSUs to certain executives under our 2012 Equity Incentive Plan, which includes both PSUs awarded but not yet earned, as well as PSUs earned and eligible to vest. The number of PSUs granted that were earned and eligible to vest were determined after a one-year performance period, based on achievement of certain company financial performance measures and the recipient’s continued service with us. The number of shares of our stock to be received based on financial performance measures can range from 0% to 200% of the target amount. Compensation expense for PSUs with financial performance measures is measured using the fair value at the date of grant and recorded over the vesting period of three or four years under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. Additionally, beginning in fiscal 2019, our PSUs granted contain an additional market performance measure that can increase the number of shares earned by up to an additional 50% of the shares received based on the financial performance measure.

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

The following table presents unrecognized compensation cost related to stock options, RSUs, PSUs and restricted stock awards (“RSA”) as of April 30, 2021:

	Unrecognized Compensation Cost (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Stock options	$17,371	1.4
RSUs	1,669,815	2.8
PSUs	132,179	1.4
RSAs	39,799	2.0
Total unrecognized compensation cost	$1,859,164

The following table summarizes our RSA activity during the three months ended April 30, 2021:

Shares
Outstanding as of January 31, 2021	485,683
RSAs vested	(105,045)
RSAs forfeited and canceled	(751)
Outstanding as of April 30, 2021	379,887

The weighted-average grant date fair value of RSUs granted was $148.96 per share for the three months ended April 30, 2021. The weighted-average grant date fair value of PSUs granted was $157.33 per share for the three months ended April 30, 2021.

(9)    Revenues, Accounts Receivable, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Three Months Ended April 30,
(In thousands)	2021	2020
Revenues
Cloud services	$193,958	$112,152
License	143,281	148,385
Maintenance and services	164,812	173,540
Total revenues	$502,051	$434,077

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

	Three Months Ended April 30,
(In thousands)	2021	2020
United States	$346,700	$283,132
International	155,351	150,945
Total revenues	$502,051	$434,077

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented.

The following table presents revenues by channel partners representing 10% or more of total revenues:

	Three Months Ended April 30,
	2021	2020
Channel Partner A	27%	29%
Channel Partner B	14%	14%

The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three months ended April 30, 2021 or 2020.

Accounts Receivable

The following table presents total current and non-current accounts receivable by channel partners representing 10% or more of total current and non-current accounts receivable:

	April 30, 2021	January 31, 2021
Channel Partner A	19%	26%
Channel Partner B	11%	9%

The COVID-19 pandemic and the recent economic downturn prompted us to perform additional credit reviews of our existing customers. After performing our additional reviews using a current expected credit loss model, we determined that, while there may be delays in certain of our collections, the risk of credit loss on our accounts receivable as of April 30, 2021 is low. As this is consistent with the results of our risk assessment, no significant adjustments to our allowance for doubtful accounts were made.

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2021 and 2020 were $322.5 million and $254.6 million during the three months ended April 30, 2021 and 2020, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $1.86 billion as of April 30, 2021, of which we expect to recognize approximately 65% as revenue over the next 12 months and the remainder thereafter.

(10)    Income Taxes

We are subject to income taxes in the U.S. and in foreign jurisdictions. We base our interim tax accruals on an estimated annual effective tax rate applied to year-to-date income, and we record discrete tax items in the period to which they relate. In each quarter, we update our estimated annual effective tax rate and make a year-to-date adjustment to our tax provision as necessary. Our fiscal 2022 annual effective rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on our U.S. losses. For the three months ended April 30, 2021 and 2020, we recorded income tax expense of $1.2 million and an income tax benefit of $1.7 million, respectively.

During the three months ended April 30, 2021, there were no material changes to our unrecognized tax benefits, and we do not expect material changes in our unrecognized tax benefits within the next twelve months. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended April 30,
(In thousands, except per share amounts)	2021	2020
Numerator:
Net loss	$(471,001)	$(305,579)
Denominator:
Weighted-average common shares outstanding	163,593	158,350
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(424)	(816)
Weighted-average shares used to compute net loss per share, basic and diluted	163,169	157,534

Net loss per share, basic and diluted	$(2.89)	$(1.94)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of April 30,
(In thousands)	2021	2020
Shares subject to outstanding common stock options	360	608
Shares subject to outstanding RSUs, PSUs and RSAs	14,741	13,592
Employee stock purchase plan	719	610
Total	15,820	14,810

As of April 30, 2021, the aggregate outstanding principal amount under the Notes is potentially convertible into 16.0 million shares of our common stock. Since we expect to settle the principal amount of our convertible senior notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the “conversion spread”) is considered in the diluted earnings per share calculation. The conversion spread has a potentially dilutive effect on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $148.30 per share for the 2023 Notes and the 2025 Notes, and $255.34 per share for the 2027 Notes.

During the three months ended April 30, 2021, the average market price of our common stock was $145.76, which did not exceed the initial conversion price of the 2023 Notes, the 2025 Notes or the 2027 Notes. Accordingly, we excluded the potentially dilutive effect of the conversion spread for the 2023 Notes, the 2025 Notes and the 2027 Notes.

In connection with the issuance of the Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

(12)    Subsequent Event

On May 28, 2021, we acquired 100% of the voting equity interest of TruSTAR Technology, Inc. (“TruSTAR”), a privately-held Delaware corporation that provides an intelligence platform for cybersecurity and threat data, in exchange for total consideration with fair value of approximately $86.0 million. The acquisition will be accounted for as a business combination and accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. We have not yet determined the purchase price allocation for the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included in Part II, Item 1A or in other parts of this report and our other filings with the Securities and Exchange Commission. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “predict,” “intend,” “may,” “might,” “plan,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•customer product adoption and purchasing patterns, including renewal, expansion and conversion from on-premises to cloud services;
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

These statements represent the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

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

Our revenue mix has shifted from sales of licenses to the delivery of cloud services and we expect it will continue to shift in favor of cloud services. Our transition to a predominantly cloud services delivery model has impacted, and it will continue to impact the timing of our recognition of revenue as an increasing percentage of our sales becomes recognized ratably, as well as impact our operating margins as cloud services become a larger percentage of our sales. Our shift to a subscription model has happened faster than we expected, and our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited. We have also shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time with the transition to a subscription model than it has historically, and we expect this to negatively impact operating cash flows through at least fiscal 2022.

We intend to continue investing for long-term growth. We have invested and intend to continue to invest in product development to deliver additional features and performance enhancements, deployment models and solutions that can address new end markets. We expect to continue to expand our sales and marketing organizations to market and sell our offerings both in the United States and internationally.

We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives. During fiscal 2021, we acquired companies that expand our observability capabilities, including companies that offer auto-instrumentation, real user monitoring, application performance monitoring, advanced synthetic monitoring, web optimization and network performance monitoring. During fiscal 2022 we have continued to invest in our long-term growth through our acquisition of TruSTAR Technology, Inc., a provider of an intelligence platform for cybersecurity and threat data, which closed in May.

Impact of COVID-19 on our Business

In March 2020 the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic. The ongoing pandemic has created significant global economic uncertainty, adversely impacted the business of our customers, partners and vendors, and impacted our business and results of operations and could further impact our results of operations and our cash flows in the future.

The ongoing pandemic has continued to impact, and could further impact, our business and that of our customers as a result of quarantines, various local, state and federal government public health orders, and other restrictions. For example, we temporarily closed the majority of our global offices, required most of our employees to work remotely, implemented travel restrictions, and shifted certain of our customer-focused and corporate events to online-only experiences. These operational changes remain in effect as of the date of this filing and could extend into future quarters. The long-term impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration, spread, severity and potential recurrence of the virus. Our future performance will also depend on the impact of COVID-19 on our customers, partners, employee productivity and sales cycles, including as a result of travel restrictions. These potential developments are uncertain and cannot be predicted and as such, the extent to which COVID-19 will impact our business, operations, financial condition and results of operations over the long term is unknown. Factors such as an increase in curtailed customer demand, reduced customer spend or contract duration, delayed collections, lengthened payment terms, lengthened sales cycles or competition due to changes in terms and conditions and pricing of our competitors’ products and services, may materially adversely affect our business, results of operations and overall financial performance, including after the pandemic has subsided. Furthermore, due to our shift to a subscription model, the effect of COVID-19 may not be fully reflected in our results of operations and overall financial performance until future periods.

As the development, distribution and public acceptance of treatments and vaccines progress, we continue to evaluate and refine our return to work and distributed workforce strategies. We also continue to evaluate our real estate needs. We have made the decision to exit certain office space leases and as we assess how and to what extent our employees will return to work in our offices, we may decide to exit additional office space leases which could result in further losses associated with our real estate lease assets.

See Part II, Item 1A. “Risk Factors” in this Form 10-Q for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.

Key Business Metrics

We use certain key financial and operating metrics to evaluate our performance and monitor the growth of our recurring revenue as we continue to shift to a subscription model.

Annual Recurring Revenue

We use cloud annual recurring revenue (“Cloud ARR”) and total annual recurring revenue (“Total ARR”) to identify the annual recurring value of customer contracts at the end of a reporting period and to monitor the growth of our recurring business as we continue to shift to a subscription model. Cloud ARR represents the annualized revenue run-rate of active cloud services contracts at the end of a reporting period. Total ARR represents the annualized revenue run-rate of active cloud services, term license and maintenance contracts at the end of a reporting period. Each contract is annualized by dividing the contract value by the number of days in the contract term and then multiplying by 365. ARR should be viewed independently of revenue, and does not represent our revenue under U.S. GAAP on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal rates. ARR is not intended to be a replacement for forecasts of revenue.

The following presents our Cloud ARR and Total ARR (in millions):

Number of Customers with ARR Greater than $1 Million

We monitor the number of customers with Cloud ARR and Total ARR greater than $1 million at the end of a reporting period. An increase in this metric is an indicator of our ability to attract and scale with large enterprise customers who may have a more broad array of use cases that align with the Splunk Platform. The following presents our number of customers with Cloud ARR and Total ARR greater than $1 million:

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

Financial Summary
(Dollars in millions)

Three Months Ended April 30, 2021 and 2020

Our customer base spans numerous industry verticals, including cloud and online services, education, financial services, government, healthcare/pharmaceuticals, industrials/manufacturing, media/entertainment, retail/ecommerce, technology and telecommunications, among others. As of April 30, 2021, our customers include over 90 of the Fortune 100 companies.

Our quarterly results reflect seasonality in the sale of our offerings. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenue in the first fiscal quarter. We expect some of this seasonality to continue in fiscal 2022 and beyond as license sales activity continues, however we expect the impact of this seasonality to decrease over time as a higher percentage of our revenues come from cloud services. As we continue to expect seasonally higher bookings and billings in the fiscal fourth quarter, with more of our revenue being recognized ratably there will also be a seasonal impact on our remaining performance obligations and deferred revenue. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short term. The timing of revenues in relation to our expense activity, which generally does not correlate directly with revenues, has an impact on cost of revenues, research and development expense, sales and marketing expense and general and administrative expense as a percentage of revenues in each fiscal quarter during the year. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Components of Operating Results

Revenues

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

•Maintenance revenues. When a term license is purchased, maintenance is bundled with the license for the term of the license period. Typically, when purchasing a perpetual license, a customer also purchases one year of maintenance for which we charge a percentage of the license fee. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. Maintenance revenues as a percentage of total revenues were 23% and 26% for the three months ended April 30, 2021 and 2020, respectively.

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

Condensed Consolidated Statements of Operations Data

(In thousands and as % of revenues)	Three Months Ended April 30,
	2021		2020
Revenues
Cloud services	$193,958	38.6%	$112,152	25.8%
License	143,281	28.5	148,385	34.2
Maintenance and services	164,812	32.8	173,540	40.0
Total revenues	502,051	100.0	434,077	100.0
Cost of revenues
Cloud services (1)	88,085	45.4	53,490	47.7
License (1)	4,290	3.0	6,066	4.1
Maintenance and services (1)	79,531	48.3	69,061	39.8
Total cost of revenues	171,906	34.2	128,617	29.6
Gross profit	330,145	65.8	305,460	70.4
Operating expenses
Research and development	247,198	49.2	192,124	44.3
Sales and marketing	356,108	70.9	319,224	73.5
General and administrative	162,186	32.3	82,724	19.1
Total operating expenses	765,492	152.5	594,072	136.9
Operating loss	(435,347)	(86.7)	(288,612)	(66.5)
Interest and other income (expense), net
Interest income	379	0.1	6,475	1.5
Interest expense	(33,590)	(6.7)	(24,437)	(5.6)
Other income (expense), net	(1,223)	(0.2)	(674)	(0.2)
Total interest and other income (expense), net	(34,434)	(6.9)	(18,636)	(4.3)
Loss before income taxes	(469,781)	(93.6)	(307,248)	(70.8)
Income tax provision (benefit)	1,220	0.2	(1,669)	(0.4)
Net loss	$(471,001)	(93.8)%	$(305,579)	(70.4)%
_________________________
(1)    Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended April 30, 2021 and 2020

Revenues
(Dollars in millions)

Three Months Ended April 30, 2021 and 2020
Total revenues increased $68.0 million, or 15.7%, primarily due to the following:

+    increase of $81.8 million, or 72.9%, in cloud services revenues
-    decrease of $8.7 million, or (5.0)%, in maintenance and services revenues
-    decrease of $5.1 million, or (3.4)%, in license revenues

Our transition to a subscription model has impacted, and it will continue to impact, the timing of our recognition of revenue as an increasing percentage of our sales becomes recognized ratably. The increase in cloud services revenues reflects the continued customer adoption of our cloud solutions. License revenues decreased as a result of lower average contract duration and the transition of existing license customers to cloud solutions. Our customers are increasingly purchasing our Splunk Cloud service as it delivers the benefits of Splunk Enterprise, while eliminating the need to purchase, deploy and manage infrastructure. Maintenance and services revenues, which includes revenue related to the maintenance of our licenses, decreased in line with the decrease in license revenue.

Cost of Revenues and Gross Margin
(Dollars in millions)

Three Months Ended April 30, 2021 and 2020
Total cost of revenues increased $43.3 million, or 33.7%, primarily due to the increase in cloud services cost of revenues, as a result of our ongoing transition to a subscription model.

Cloud services cost of revenues increased $34.6 million, or 64.7%, primarily due to the following:

+    increase of $20.5 million in third-party hosting fees to support our cloud services
+    increase of $6.6 million in salaries and benefits, including stock-based compensation expense as we increased headcount
+    increase of $4.5 million in third-party consulting services
+    increase of $2.6 million in overhead expenses, primarily due to facility-related costs

Maintenance and services cost of revenues increased $10.5 million, or 15.2%, primarily due to the following:

+    increase of $6.9 million in salaries and benefits, including stock-based compensation expense as we increased headcount

+    increase of $4.5 million in third-party consulting services
-    decrease of $1.2 million in travel-related expenses as a result of the COVID-19 pandemic and related restrictions

Total gross margin decreased primarily due to a shift in the overall revenue mix in favor of cloud services, which have lower gross margins than our license business.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Three Months Ended April 30, 2021 and 2020
Research and development expense increased $55.1 million, or 28.7%, primarily due to the following:

+    increase of $34.4 million in salaries and benefits, which includes an $8.5 million increase in stock-based compensation expense as we increased headcount
+    increase of $16.1 million in third-party hosting fees to support our product development efforts
+    increase of $6.6 million in third-party consulting services

Sales and Marketing Expense

Three Months Ended April 30, 2021 and 2020
Sales and marketing expense increased $36.9 million, or 11.6%, primarily due to the following:

+    increase of $36.7 million in salaries and benefits
+    increase of $7.8 million in third-party consulting services
-    decrease of $4.0 million in travel-related expenses as a result of the COVID-19 pandemic and related restrictions
-    decrease of $2.1 million in employment-related expenses

General and Administrative Expense

Three Months Ended April 30, 2021 and 2020
General and administrative expense increased $79.5 million, or 96.1%, primarily due to the following:

+    increase of $55.2 million in facility exit costs representing the loss on the termination of a lease in San Jose, CA. Refer to Note 4 of our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
+    increase of $16.9 million in salaries and benefits, which includes a $12.1 million increase in stock-based compensation expense as we increased headcount
+    increase of $3.7 million in third-party consulting services

Interest and Other Income (Expense), net

	Three Months Ended April 30,
(In thousands)	2021	2020
Interest and other income (expense), net
Interest income	$379	$6,475
Interest expense	(33,590)	(24,437)
Other income (expense), net	(1,223)	(674)
Total interest and other income (expense), net	$(34,434)	$(18,636)

Three Months Ended April 30, 2021 and 2020
Interest and other income (expense), net reflects a net increase in expense of $15.8 million, primarily due to the following:

+    a decrease in interest income from our investments, a large portion of which matured during fiscal 2021
+    an increase in interest expense related to the issuance of convertible senior notes in June 2020

Income Tax Provision (Benefit)

	Three Months Ended April 30,
(In thousands)	2021	2020
Income tax provision (benefit)	$1,220	$(1,669)

Three Months Ended April 30, 2021 and 2020
Income tax provision (benefit) changed from a $1.7 million benefit in the three months ended April 30, 2020 to a $1.2 million provision in the three months ended April 30, 2021 primarily due to the tax benefit related to the intraperiod tax allocation rules and enacted legislation during the three months ended April 30, 2020.

Liquidity and Capital Resources

(In thousands)	April 30, 2021	January 31, 2021
Cash and cash equivalents	$1,845,198	$1,771,064
Investments, current	20,196	87,847
Investments, non-current	13,603	13,728

(In millions)

Our principal sources of liquidity are our cash and cash equivalents, investments and net accounts receivable. As of April 30, 2021, we had $1.9 billion of cash, cash equivalents and investments of which $281.1 million was held by foreign subsidiaries. We believe that these funds will be sufficient to meet our anticipated cash needs for at least the next 12 months.

We intend to continue to focus our capital expenditures for the remainder of fiscal 2022 to support the growth in our operations, including acquisition-related activities. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the investments in our office facilities and our systems infrastructure, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

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

Three Months Ended April 30, 2021 and 2020
Net cash provided by operating activities was $70.7 million for the three months ended April 30, 2021 compared to $46.0 million for the prior year. The increase in net cash provided by operating activities was primarily due to an increase in cash collections from customers, partially offset by an increase in cash payments to vendors.

Investing Activities

Three Months Ended April 30, 2021 and 2020
Net cash provided by investing activities was $63.8 million for the three months ended April 30, 2021 compared to $147.0 million for the prior year. The change in net activity was primarily due to the following:

-    decrease of $100.1 million related to maturities of investments, net of purchases, in marketable debt securities
+    increase of $13.9 million related to less spend on purchases of property and equipment

Financing Activities

Three Months Ended April 30, 2021 and 2020
Net cash used in financing activities was $60.3 million for the three months ended April 30, 2021 compared to $47.8 million for the prior year. The change in net activity was primarily due to an increase of $11.6 million in taxes paid related to net share settlement of equity awards.

Contractual Obligations

Operating Lease Commitments and Contractual Obligations

There have been no significant changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended January 31, 2021 except for those disclosed in Note 3 “Commitments and Contingencies,” Note 4 “Leases” and Note 7 “Convertible Senior Notes” of our accompanying Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three months ended April 30, 2021 and 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Claims and reimbursements under indemnification arrangements have not been material to our condensed consolidated financial statements; therefore, there is no accrual of such amounts as of April 30, 2021. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no other material changes to our market risk exposures as compared to the market risk exposures described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in Part II, Item 1A titled “Risk Factors.” These risks include, but are not limited to, the following:

Factors Related to Our Business and Results of Operations
•our business model transition from sales of licenses to the delivery of cloud services;
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
•our ability to use our net operating losses and tax credits to offset future taxes; and
•liability related to past or future sales and use, value added, withholding or similar taxes.

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

Factors Related to IT, Privacy and Data Security
•actual or perceived security breaches or incidents or unauthorized access to our customers’ data, our data or our cloud services;
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

Factors Related to Our Securities
•our debt servicing obligations;
•our current and future indebtedness may limit our operating flexibility;
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

Factors Related to Our Business and Results of Operations

If we fail to successfully manage our business model transition, our operating results could be negatively impacted.

Historically we generated a majority of our revenues from sales of licenses, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. However, our revenue mix has shifted from sales of licenses to the delivery of cloud services and we expect it will continue to shift in favor of cloud services. Our transition to a predominately cloud services delivery model has impacted, and it will continue to impact, the timing of our recognition of revenue as an increasing percentage of our sales becomes recognized ratably, and will also impact our operating margins as cloud services become a larger percentage of our sales. Our shift to a cloud subscription model has happened faster than we expected, and our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited. For example, the increase in remote work as a result of the COVID-19 pandemic appears to have accelerated our customers’ shift to cloud services, the continued effects of which are uncertain and unpredictable. We have also shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time with the transition to a subscription model than it has historically, and we expect this to negatively impact operating cash flows through at least fiscal 2022. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, tax and accounting implications, pricing, and our costs. In addition, we expect the metrics we use to gauge the status of our business model transition, and evaluate and describe our business, may continue to evolve over the course of this transition as significant trends emerge. If we do not successfully execute this transition, our business and future operating results could be adversely affected.

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

•the timing of our sales during the quarter, particularly because a large portion of our sales occur toward the end of the quarter;

•the loss or delay of a few large transactions;

•changes in the mix of our revenues from sales of licenses to the delivery of cloud services as well as the duration;

•the mix of revenues attributable to larger transactions as opposed to smaller transactions and the impact that a few large transactions or a change in mix may have on our overall financial results as well as the overall average selling price of our offerings;

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

•general economic and political conditions and uncertainty, both domestically and internationally, as well as economic and political conditions and uncertainty specifically affecting industries in which our customers participate, including ongoing impacts from the COVID-19 pandemic;

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and expect to continue to experience growth in our headcount and operations, including from acquisitions, which has placed and will continue to place significant demands on our management and our operational and financial systems and infrastructure. As of April 30, 2021, approximately 27% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture and values, the challenges of which may be exacerbated due to remote working conditions associated with the ongoing COVID-19 pandemic. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $2.94 billion at April 30, 2021. Because our products and offerings, as well as the market for these products and offerings, continue to evolve, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance, particularly as our business model transitions. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, changes in our mix of revenues, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

Our cloud services, including Splunk Cloud, require costly and continual infrastructure investments, and if our transition to a cloud-based business model is not successful, our business could be adversely affected.

A cloud-based model of software deployment is one in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. Delivering software under a cloud-based model results in higher costs and expenses when compared to sales of licenses for similar functionality. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a cloud-based model. Many of our offerings are now made available in the cloud as well as on-premises. Customers can sign up for our cloud services and avoid the need to provision, deploy and manage internal infrastructure. In order to deliver our cloud services via a cloud-based deployment, we have made and will continue to make capital investments and incur substantial costs to implement and maintain this alternative business model. In addition, as we look to deliver new or different cloud services, we are making significant technology investments to deliver new capabilities and advance our software to deliver cloud-native customer experiences. We expect that over time the percentage of our revenue attributable to our cloud services will continue to increase. If our cloud services, in particular Splunk Cloud, do not garner widespread market adoption, or there is a reduction in demand for cloud services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, security or privacy concerns, inability to properly manage such services, competing technologies and products, decreases in corporate spending or otherwise, our financial results, business model and competitive position could suffer. If these investments do not yield the expected return, or we are unable to decrease the cost of delivering our cloud services, our gross margins, overall financial results, business model and competitive position could suffer. Transitioning to a fully cloud-based model also impacts the way we recognize revenues, which may affect our operating results and could have an adverse effect on our business operations and financial results.

Even with these investments and costs, the cloud-based business model for our cloud services may not be successful, as some customers may desire on-premises deployment of our offerings. Our cloud services may raise concerns among customers, including concerns regarding changes to pricing models, service availability, scalability, ability to use customer-developed apps, information security of a cloud service and hosted data, and access to data while offline or once a subscription has expired. Market acceptance of our cloud services can be affected by a variety of factors, including but not limited to: security, reliability, performance, terms of service, support terms, customer preference, community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding data privacy or data protection, and the enactment of restrictive laws or regulations in the affected jurisdictions. If we or other providers of cloud services experience security incidents or breaches, loss of customer data, disruptions in delivery of services, network outages, disruptions in availability of the internet, unauthorized access or other problems, the market for cloud services as a whole, including Splunk Cloud, may be negatively affected. Moreover, sales of Splunk Cloud and other cloud services could displace sales of licenses. Alternatively, subscriptions to Splunk Cloud and other cloud services that exceed our expectations may unexpectedly increase our costs, lower our margins, lower our profits or increase our losses and otherwise negatively affect our projected financial results.

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

We continue to be substantially dependent on our sales force to effectively execute our sales strategies to obtain new customers and to drive additional use cases and adoption among our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require, and further, continuing or recurring restrictions placed on recruiting, training and retention by the ongoing COVID-19 pandemic may further exacerbate our efforts to expand our sales force. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. In addition, as we continue to grow rapidly, a large percentage of our sales force is new to the company and our offerings. As our sales strategies evolve and offerings expand, additional training for new hires and our existing team may be required for our sales force to successfully execute on those strategies. We periodically adjust our sales organization and our compensation programs as part of our efforts to optimize our sales operations to grow revenue, drive incremental growth and support our business model transition. If we have not structured our sales organization or compensation for our sales personnel in a way that properly supports our company’s objectives, or if we fail to make changes in a timely fashion or do not effectively manage changes, our revenue growth could be adversely affected. Our growth creates additional challenges and risks with respect to attracting, integrating and retaining qualified employees, particularly sales personnel. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

In addition, we rely upon equity compensation to help recruit, retain and motivate our employees and executive officers, and to align the interests of our employees, executive officers and directors with our stockholders. Our 2012 Equity Incentive Plan will terminate in March 2022, at which time we will no longer be able to issue any new equity awards pursuant to such plan and we will need to implement a new equity incentive plan, which is subject to approval by our stockholders. Failure to obtain stockholder approval of a new equity incentive plan, or our inability to obtain approval for a sufficient number of shares to be issued under such plan, will place us at a competitive disadvantage and would significantly hinder our ability to grant equity awards, which could impede our ability to attract, motivate and retain employees, key executives or directors, harm our growth and adversely affect our operating results. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock, restricted stock units or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested restricted stock units or options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, results of operations, financial condition and cash flows would be adversely affected.

We have in the past made and may in the future make acquisitions that could prove difficult to integrate and/or adversely affect our business operations and financial results.

From time to time, we may choose to expand by making acquisitions that could be material to our business, results of operations, financial condition and cash flows. For example, we recently announced the acquisition of TruSTAR, a cloud-native security company providing a data-centric intelligence platform. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our offerings, improve our operating infrastructure or acquire complementary businesses and technologies. If the assumptions underlying our cash flow guidance are incorrect, for example, due to unexpected impacts of the ongoing COVID-19 pandemic or a more rapid transition in our business model than we expect, our business may not continue to generate cash flow from operations in the future sufficient to make planned capital expenditures. Accordingly, we have engaged in, and may need to engage in the future, in equity, equity-linked or debt financings to secure additional funds. The significant disruption of global financial markets due to the ongoing COVID-19 pandemic could further reduce our ability to access capital, which could negatively affect our ability to secure these additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For example, if we elect to settle our conversion obligation under the Notes (as defined below) in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, or otherwise reduce operational flexibility. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

Our ability to use our net operating losses and tax credits to offset future taxes may be subject to certain limitations.

Our unused net operating losses (“NOLs”) and tax credits generally carry forward to offset future taxes. We record an asset for these future tax benefits, with our U.S. federal and state tax benefits subject to a full valuation allowance. Federal, state and foreign taxing bodies often place limitations on NOLs and tax credit carryforward benefits. As a result, we may not be able to utilize the NOL and tax credit assets reflected on our balance sheet, even if we attain profitability. Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”), is one such example of a limitation. A corporation that undergoes an “ownership change” within the meaning of Section 382 of the Code is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. If our existing NOLs are subject to limitations arising from an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code, and a certain amount of our prior-year NOLs could expire without benefit. Changes in the law may also impact our ability to use our NOL and tax credit carryforwards. For example, the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, modified certain limitations on the use of our federal NOLs, and California recently enacted legislation limiting the use of our state NOLs for taxable years 2020, 2021, and 2022.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added, withholding, or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our financial results.

We do not collect sales and use, value added, withholding, and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Certain jurisdictions in which we do not collect such taxes may successfully assert that such taxes are applicable or that our presence in such jurisdictions is sufficient to require us to collect taxes and that could result in tax assessments, penalties, interest and requirements to collect such taxes in the future. Such tax assessments, penalties, interest or future requirements to charge taxes to our customers may adversely affect our financial results.

Factors Related to the Economy and the Markets in which We Operate

The near and long-term impact of the global COVID-19 pandemic on our business, results of operations and cash flows remain uncertain.

In March 2020, the World Health Organization declared the novel coronavirus (COVID 19) a pandemic. This contagious disease continues to spread across the globe and to materially and adversely impact worldwide economic activity and financial markets.

The ongoing COVID-19 pandemic has affected and continues to affect how we and our customers and partners are operating our businesses, and the duration and extent to which this will impact our business, results of operations and cash flows is uncertain. Related to this uncertainty, certain customers have, and may in the future continue to, decrease or delay their information technology spending, purchase shorter term contracts or request payment concessions, any of which could result in decreased revenue and cash flows for us. We may experience customer losses, including due to bankruptcy or our customers ceasing operations, which may result in an inability to collect receivables from these customers. A decline in revenue or the collectability of our receivables would harm our business. In addition, the ongoing COVID-19 pandemic has disrupted and may continue to disrupt the operations of our customers and partners for an indefinite period of time, including as a result of local, state and federal government public health orders, travel restrictions and/or business shutdowns related to the continuance or resurgence of infection rates, all of which could negatively impact our business and results of operations, including cash flows. More generally, the ongoing COVID-19 pandemic has adversely affected economies and financial markets globally, and continued uncertainty could potentially lead to an economic downturn, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations.

The nature and extent of the continued impact of the ongoing COVID-19 pandemic on our customers and our customers’ response to the ongoing COVID-19 pandemic is difficult to assess or predict, and we may be unable to accurately forecast our revenues or financial results or other performance metrics, especially given that the near and long term impact of the pandemic remains uncertain. Our actual results could be materially above or below our forecasts, which could disappoint analysts and investors and/or cause our stock price to decline.

In light of the uncertain and fluid situation relating to the ongoing COVID-19 pandemic, we continue to take precautionary measures intended to minimize the risk of the disease to our employees, our customers, and the communities in which we operate, which could negatively impact our business. Although we continue to monitor the situation and will adjust our current policies as more information and public health guidance become available, including progress made through vaccinations, precautionary measures that have been adopted could negatively affect our customer success efforts, employee productivity, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, including as a result of continuing or recurring travel restrictions, any of which could harm our business and results of operations. Additionally, although we plan to selectively reopen certain of our offices, with many of our employees continuing to work remotely, we are at increased risk of cyber security-related breaches. We continue to take steps to monitor and enhance the security of our systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, IT infrastructure networks, and data upon which we rely. The ongoing COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which has and may continue to bring changes to our real estate lease assets.

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

The principal competitive factors in our markets include features, performance and support, scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. Some of our current and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios, broader global distribution networks and presence and more developed ecosystems of partners and skilled users. Further, competitors may be able to offer products or functionality similar to ours at a more attractive price than we can, such as by integrating or bundling their software products with their other product offerings. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on delivering real-time business insights from data and could directly compete with us. For example, companies may commercialize open source software in a manner that competes with our offerings or causes potential customers to believe that such products and our offerings perform the same function. If companies move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services comparable to ours or that are better suited for cloud-based data, and the demand for our offerings may decrease. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.

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

Our business substantially depends on, and we expect our business to continue to substantially depend on, sales of licenses, maintenance and services related to Splunk Enterprise and sales of subscriptions related to Splunk Cloud and other cloud-based offerings. As such, the market acceptance of these offerings is critical to our continued success. Demand for these offerings is affected by a number of factors beyond our control, including continued market acceptance of these products by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market and the economy in general. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of these platform products, our business operations, financial results and growth prospects will be materially and adversely affected.

We spend substantial amounts of time and money to research and develop or acquire new offerings and enhanced versions of our existing offerings to incorporate additional features, improve functionality or other enhancements in order to meet our customers’ rapidly evolving demands. In addition, we continue to invest in solutions that can be deployed on top of our platform to target specific use cases and to cultivate our community of application developers and users. When we develop a new or enhanced version of an existing offering, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop or acquire new or enhanced offerings, their introduction must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if our recent product expansions and offerings, such as in Splunk Observability Cloud, do not garner widespread market adoption and implementation, our financial results and competitive position could suffer.

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

•premature release of cloud-based offerings that do not fully meet customers’ security and compliance needs;

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

We have a significant number of customers in the business services, energy, financial services, healthcare and pharmaceuticals, technology, manufacturing, media and entertainment, online services, retail, telecommunications and travel and transportation industries. A substantial downturn in any of these industries may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. For example, the continued impact of the ongoing COVID-19 pandemic on the current economic environment has caused, and may in the future cause, customers to request concessions including extended payment terms or better pricing. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings.

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

Factors Related to Customers and Sales

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

We typically enter into agreements for our software offerings, cloud services, and maintenance and support services, which customers have discretion to renew or terminate at the end of the initial term. In order for us to improve our operating results, it is important that new customers enter into renewable agreements, and our existing customers renew, upgrade and expand their agreements when the initial contract term expires. Our customers have no obligation to renew, upgrade or expand their agreements with us after the terms have expired. Our customers’ renewal, upgrade and expansion rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of general economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. For example, the continued impact of the ongoing COVID-19 pandemic on the current economic environment has caused, and may in the future cause, customers to request concessions such as extended payment terms or better pricing or be unwilling to commit to long-term contracts. If our customers do not renew, upgrade or expand their agreements with us or renew on terms less favorable to us, our revenues may decline.

We employ multiple and evolving pricing models, which subject us to various pricing and licensing challenges that could make it difficult for us to derive value from our customers and may adversely affect our operating results.

We employ multiple and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise based on either the estimated daily data indexing capacity or compute resources our customers require. In addition, Splunk Cloud is generally priced based on either the volume of data indexed per day including a fixed amount of data storage, or purchased infrastructure, data storage and bandwidth our customers require, while Splunk Phantom and Splunk On-Call are priced by the number of seats or events used for the products. We offer term licensing options for software offerings and have some remaining perpetual licenses with existing customers, which each have different payment schedules, and depending on the mix of such licenses and cloud subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes or compute usage increase over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or cloud subscriptions, or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. As the amount of data and analytic needs within our customers’ organizations grow, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. We have introduced and expect to continue to introduce variations to our pricing models, including but not limited to, predictive pricing programs, workload-based pricing, entity-based pricing, “rapid adoption” packages and other pricing programs that provide broader usage and cost predictability as well as tiered pricing based on deployment models, data source types, compute and storage units and customer environments. Any change in pricing models bears inherent risks as it may provide customers a choice to go for the lower-cost option, therefore putting renewal and customer lifetime value at risk. Although we believe that these pricing models and variations to these models will drive net new customers and increase customer adoption, it is possible that they will not and may potentially cause customers to decline to purchase or renew licenses or cloud subscriptions, or confuse customers and reduce their lifetime value, which could negatively impact our revenue, business and financial results.

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

During the three months ended April 30, 2021, we derived approximately 31% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. Additionally, we currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-

U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to new or existing customers to the same degree we have experienced in the United States.

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

Recent geopolitical events may impact our operations and financial results. For example in December 2020, following a 2016 referendum in which voters in the United Kingdom approved an exit from the European Union (the “EU”) (often referred to as “Brexit”), the United Kingdom left the EU. The political and economic effects of Brexit are still uncertain and will depend, in part, on the Trade and Cooperation Agreement between the European Union and the European Atomic Energy Community, and the United Kingdom of Great Britain and Northern Ireland, signed on December 30, 2020. The departure of the United Kingdom from the EU may cause disruption to our business, including increased friction in our ability to deliver services across the European Economic Area (“EEA”) and Switzerland, difficulty in recruiting EU nationals in the United Kingdom due to new immigration requirements, and increased complexities in our relationships with existing and future customers, suppliers, and employees. For example, most of our sales to customers in the EU are transacted through our subsidiary incorporated in the United Kingdom and at this time, we are unable to determine the long-term effects of this arrangement. The economic and legal uncertainty caused by Brexit in the region and globally could also adversely affect the tax, operational, legal and regulatory regimes to which our business is subject in ways we do not yet anticipate.

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

•an extended government shutdown or other potential delays or changes in the government appropriations or other funding authorization processes including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the ongoing COVID-19 pandemic;

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

In May 2021, the Biden Administration issued an Executive Order requiring federal agencies to implement additional information technology security measures, including, among other things, requiring agencies to adopt multifactor authentication and encryption for data at rest and in transit to the maximum extent consistent with federal records laws and other applicable laws. The Executive Order will lead to the development of secure software development practices and/or criteria for a consumer software labeling program, the criteria which will reflect a baseline level of secure practices, for software that is developed and sold to the U.S. federal government. Software developers will be required to provide visibility into their software and make security data publicly available. Due to this Executive Order, federal agencies may require us to modify our cybersecurity practices and policies, thereby increasing our compliance costs. If we are unable to meet the requirements of the Executive Order, our ability to work with the U.S. government may be impaired and may result in a loss of revenue.

Incorrect or improper implementation or use of our software could result in customer dissatisfaction, customer data loss or corruption and negatively affect our business, operations, financial results and growth prospects.

Our software is deployed in a wide variety of technology environments. Increasingly, our software has been deployed in large scale, complex technology environments, and we believe our future success will depend on our ability to increase sales of licenses for use in such deployments. We often must assist our customers in achieving successful implementations for large, complex deployments. If we or our customers are unable to implement our software successfully, including related to technologies that we have obtained through acquisitions, are unable to do so in a timely manner or if an improper implementation or change in system configuration results in errors or loss of data, customer perceptions of our company may be impaired, our reputation and brand may suffer, and customers may choose not to increase their use of our offerings. In addition, our software imposes server load and index storage requirements for implementation. If our customers do not have the server load capacity or the storage capacity required, they may not be able to effectively implement and use our software and, therefore, may not choose to increase their use of our offerings.

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

Factors Related to IT, Privacy and Data Security

If we or our third-party service providers experience a security breach or incident or unauthorized parties otherwise obtain access to our customers’ data, our data, or our cloud services, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, and we may incur significant liabilities.

Our offerings involve the storage and transmission of data, and security breaches and incidents could result in the loss of this information, litigation, indemnity obligations, fines, penalties and other liability. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or our customer’s data or to disrupt our ability to provide services. There is also a danger of industrial espionage, misuse, theft of information or assets (including source code), or damage to assets by people who have gained unauthorized access to our facilities, systems or information. Because there are many different techniques used to obtain unauthorized access to systems and data, and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and incidents and proactively implement adequate preventative measures. Additionally, with many of our employees continuing to working remotely due to the ongoing COVID-19 pandemic, we may face an increased risk of attempted security breaches and incidents. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud services, our security measures or those of our third-party service providers could be breached or otherwise fail to prevent unauthorized access to or disclosure, modification, misuse, loss or destruction of such information. Computer malware, ransomware, cyber viruses, social engineering (phishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. In the first quarter of fiscal 2019, we took corrective action against an attacker who utilized compromised credentials to access and delete compute capacity in the Splunk Cloud environment. In addition, we do not directly control content that customers store in our offerings. If customers use our offerings for the transmission or storage of personal information or other sensitive types of information and our security measures are, or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential or proprietary information. We make use of third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing, human resources services, customer relationship management, enterprise risk planning and other functions. Although we have developed systems and processes that are designed to protect our business and proprietary information and prevent data loss and other security breaches and incidents, and to reduce the impact of a security breach or incident at a third-party vendor, such measures cannot provide absolute security. There can be no assurance that any security measures that we or our third-party service providers, including third party providers of cloud infrastructure services (“Cloud Service Providers”), have implemented will be effective against current or future security threats, and we cannot guarantee that our systems and networks or those of our third-party service providers, including Cloud Service Providers, have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Our ability to mitigate these risks may also be impacted by the acquisition of new companies, requiring us to incorporate and secure different or more complex IT environments. While we maintain measures designed to protect the integrity, confidentiality and security of our data and other data we maintain or otherwise process, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.

Any security breach or other security incident impacting us or any of our third-party service providers, or the perception that one has occurred, could result in a loss of customer confidence in the security of our offerings and damage to our brand, reputation, and market position, result in unauthorized access to or disclosure, modification, misuse, loss, or destruction of our data or our customers’ data, reduce the demand for and negatively impact market acceptance of our offerings, disrupt normal business operations, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal claims and liabilities, including litigation, regulatory investigations and enforcement actions, and indemnity obligations, and adversely affect our revenues and operating results. These risks may increase as we continue to grow the number and scale of our cloud services, and process, store, and transmit increasing amounts of data. Additionally, we may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to eliminate or otherwise address vulnerabilities, and we and our third-party service providers may face difficulties or delays in identifying or otherwise responding to any potential security breach or incident and otherwise providing services.

Third parties may also conduct attacks designed to deny customers access to our cloud services. A significant disruption in access to, or ability to use, our cloud services could damage our reputation with current and potential customers, expose us to claims and liability, cause us to lose customers, negatively impact market acceptance of our cloud services or other offerings, or otherwise negatively affect our business.

Additionally, the recent attack against SolarWinds, in which hackers inserted malware into a SolarWinds software update, highlights the growing risk from the infection of software while it is under assembly, known as a supply chain attack. Further, we could become a vector for a similar style attack or could become the subject of one through a supply chain compromise such as the recent attack on on-premise Microsoft Exchange services.

Further, if a high profile security breach, incident, or disruption occurs with respect to another cloud-based platform or service provider, our customers and potential customers may lose trust in cloud-based offerings generally, which could adversely impact our ability to retain existing customers or attract new ones, potentially causing a negative impact on our business.

We cannot be certain that our insurance coverage will be adequate for data security liabilities incurred and, will cover any indemnification claims against us relating to any incident, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Interruptions or performance problems associated with our technology and infrastructure, and our reliance on Software-as-a-Service (“SaaS”) technologies from third parties, may adversely affect our business operations and financial results.

Our continued growth depends in part on the ability of our existing and potential customers to use and access our cloud services or our website in order to download our software or encrypted access keys for our software within an acceptable amount of time. In addition, we rely heavily on hosted SaaS technologies from third parties in order to operate critical functions of our business, including our cloud services, enterprise resource planning services and customer relationship management services. We have experienced and may in the future experience real or perceived website and cloud service disruptions, storage failures, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website and services simultaneously, unauthorized access, denial of service, security or ransomware attacks. In some instances, we may not be able to identify the cause or causes of these website or service performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website and service performance, especially during peak usage times and as our offerings become more complex and our user traffic increases. If our website or cloud services are unavailable or if our users are unable to download our software or encrypted access keys within a reasonable amount of time or at all, we could suffer damage to our reputation with current and potential customers, be exposed to legal liability, and lose customers, all of which could negatively affect our business. We expect to continue to make significant investments to maintain and improve website and service performance and to enable rapid releases of new features and apps for our offerings. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

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

Data privacy and security have become significant issues in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain types of information. For example, on January 1, 2020, the California Consumer Privacy Act (“CCPA”) went into effect. CCPA requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (“CPRA”), which modifies the CCPA, was approved by California voters in the November 3, 2020 election, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Further, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, the CPRA, and legislation proposed in other states. Aspects of the CCPA, CPRA and CDPA, and their interpretation, remain unclear. We cannot yet fully predict the impact of the CCPA, CPRA or CDPA on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy or data protection legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the EU General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and, in addition to imposing stringent obligations relating to data protection and security, authorizes fines up to 4% of global annual revenue for some violations. We relied in part upon the EU-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the European Commission and the Swiss-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the Swiss Administration to provide U.S. companies with a valid data transfer mechanism under EU and Swiss law to permit them to transfer personal data from the European Union and Switzerland to the United States. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield, concluding it did not provide adequate protection for personal data transferred to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-US Privacy Shield on similar grounds. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on standard contractual clauses approved by the European Commission (“SCCs”) to transfer personal data. The CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. In November 2020, the European Commission released a draft of revised SCCs addressing the CJEU concerns. The European Data Protection Board (“EDPB”) also issued recommendations, and in January 2021, the EDPB and the European Data Protection Supervisor

issued a joint opinion regarding those revised SCCs. The revised SCCs, the foregoing recommendations and opinions of regulators, and other developments relating to cross-border data transfer, may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and which may adversely impact our business, financial condition and operating results.

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. Most recently, on February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation.

The United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, and has implemented legislation referred to as the “UK GDPR” that generally provides for the GDPR to be implemented in the United Kingdom following Brexit and the transition period that ended on December 31, 2020. While the EU has published draft decisions that the United Kingdom may be deemed an “adequate country” to which personal data could be exported from the EEA, this decision may face challenges in the future, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. Our EMEA headquarters is in London, causing this uncertainty to be particularly significant to our operations. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.

Complying with the GDPR, CCPA, CPRA and CDPA, or other laws, regulations, or other obligations relating to privacy, data protection, data localization or security in the U.S. or other regions worldwide may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results.

Some statutory requirements, both in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996 and numerous state statutes, include obligations of companies to notify individuals of security breaches involving certain types of personal information, which could result from breaches experienced by us or our service providers. Any actual or perceived security breach or incident could impact our reputation, harm our customer confidence, hurt our sales and expansion into new markets or cause us to lose existing customers, and could expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach or incident.

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

Factors Related to Intellectual Property and Other Proprietary Rights

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

Factors Related to Reliance on Third Parties

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

In addition to our direct sales force, we use partners, such as distributors and resellers, to license, provide professional services and support our offerings. Historically, we have relied on a limited number of such partners for a substantial portion of our total sales, particularly in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions, and for sales to government agencies. For example, sales through our top two partners represented 41% of our revenue in the three months ended April 30, 2021. We expect that sales through partners in all regions will continue to be a significant portion of our revenues for the foreseeable future. As changes in our partner strategy are implemented, including potentially emphasizing partner-sourced transactions, results from sales through our partners may be adversely affected.

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

•as we migrate our on-premises based products to cloud-based services, third-party developers may not convert their apps to work in the cloud environment or may not find our expanded developer ecosystem to be palatable for their cloud-based apps;

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

Factors Related to Our Securities

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $1.27 billion aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (the “2027 Notes”), $776.7 million aggregate principal amount of 0.50% Convertible Senior Notes due 2023 (the “2023 Notes”) and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (the “2025 Notes” and collectively, the “Notes”) that we issued in June 2020 and September 2018, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow guidance are incorrect, for example, due to unexpected impacts of the ongoing COVID-19 pandemic, our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to meet our debt obligations, including the Notes, which would materially and adversely impact our business, financial condition and operating results.

Our current and future indebtedness may limit our operating flexibility or otherwise affect our business.

Our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

•make it more difficult for us to satisfy our debt obligations, including the Notes;

•increase our vulnerability to general adverse economic and industry conditions;

•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and other general corporate purposes;

•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•restrict us from exploiting business opportunities;

•place us at a competitive disadvantage compared to our competitors that have less indebtedness; and

•limit our availability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general purposes.

Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

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

We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, the FASB recently published an accounting standard update ASU 2020-06 to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be negatively affected.

We are subject to counterparty risk with respect to the Capped Calls.

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

The trading prices of the securities of technology companies have been highly volatile. The market price of our common stock has fluctuated significantly and is likely to continue to fluctuate significantly or experience declines in the future. Your investment in our stock could lose some or all of its value. Some of the factors, many of which are beyond our control, that could significantly affect the market price of our stock include:

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

•price and volume fluctuations in certain categories of companies, such as high-growth or cloud companies, or the overall stock market, including as a result of trends in the global economy;

•public health crises, such as the ongoing COVID-19 pandemic, and related measures by private industry and governments to protect the public health;

•general economic and political conditions and uncertainty, both domestically and internationally, as well as economic and political conditions and uncertainty specifically affecting industries in which our customers participate, including continued impacts from the ongoing COVID-19 pandemic;

•any major change in our board of directors or management;

•lawsuits threatened or filed against us;

•actual or perceived security breaches or incidents; and

•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets, and in particular the market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the financial performance of those companies. In the past, following periods of market volatility, securities class action litigation and stockholder derivative litigation have often been instituted. In December 2020, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against us, our CEO and our CFO alleging violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for allegedly making materially false and misleading statements regarding our financial guidance. On March 16, 2021, the Court appointed lead plaintiff and lead counsel in the case. On June 7, 2021, the lead plaintiff filed an amended complaint which alleges that defendants made materially false and misleading statements regarding our marketing efforts, hiring practices, and retention of personnel. In February, March, and April 2021, several derivative lawsuits related to the securities class action were filed. These lawsuits could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows. If we were to become involved in additional litigation in the future, it also could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows.

General Factors

Climate change may have a long-term impact on our business.

The long-term effects of climate change on the global economy and the technology industry in particular are unclear, however we recognize that there are inherent climate related risks wherever business is conducted. Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, pandemics such as the ongoing COVID-19 pandemic, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, geopolitical instability, war, the effects of climate change and other events beyond our control. For example, our California corporate offices are located near major seismic faults, and have also historically experienced, and are projected to continue to experience, climate-related events including drought and water scarcity, warmer temperatures, wildfires and air quality impacts and power shut-offs associated with wildfire prevention. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expenses that we may sustain. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations.

We could be subject to additional tax liabilities.

We are subject to federal, state and local taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes as there are many activities and transactions for which the ultimate tax determination is uncertain. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. At any given time, we are subject to routine inquiries from taxing jurisdictions worldwide and are working to resolve these various routine questions and potential errors. Our financial statements reflect our best judgement of needed reserves to cover known contingencies, but there can be no assurances on the final outcome of any tax assessment. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates by challenges to our intercompany relationships and transfer pricing arrangements, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new tax laws that could increase our tax liabilities in countries where we do business.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, making some activities more difficult, time-consuming or costly, and has increased and will continue to increase demand on our systems and resources.

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

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT
INDEX

Exhibit Number	Description

10.1	Employment Offer Letter between the Registrant and Teresa Carlson, dated as of March 2, 2021

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 9, 2021

SPLUNK INC.

	By:	/s/ Jason Child
Jason Child
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)