Form 10-Q
period 2021-07-31
SPLUNK INC
filed 2021-09-08
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2021

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

There were 161,545,802 shares of the Registrant’s Common Stock issued and outstanding as of September 1, 2021.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	July 31, 2021	January 31, 2021
Assets
Current assets
Cash and cash equivalents	$2,231,165	$1,771,064
Investments, current	267,035	87,847
Accounts receivable, net	882,436	1,114,199
Prepaid expenses and other current assets	171,261	162,939
Deferred commissions, current	100,774	136,331
Total current assets	3,652,671	3,272,380
Investments, non-current	36,889	13,728
Accounts receivable, non-current	194,630	347,202
Operating lease right-of-use assets	239,066	356,296
Property and equipment, net	132,841	182,780
Intangible assets, net	192,904	206,153
Goodwill	1,401,628	1,334,888
Deferred commissions, non-current	104,284	69,637
Other assets	91,411	85,422
Total assets	$6,046,324	$5,868,486
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$45,789	$9,319
Accrued compensation	302,156	281,986
Accrued expenses and other liabilities	240,994	202,959
Deferred revenue, current	954,070	1,030,484
Total current liabilities	1,543,009	1,524,748
Convertible senior notes, net	3,054,463	2,302,635
Operating lease liabilities	219,242	330,970
Deferred revenue, non-current	80,539	110,418
Other liabilities, non-current	14,406	5,710
Total non-current liabilities	3,368,650	2,749,733
Total liabilities	4,911,659	4,274,481
Commitments and contingencies (Note 3 and 4)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 163,400,853 shares issued and outstanding at July 31, 2021, and 163,147,139 shares issued and outstanding at January 31, 2021	165	163
Accumulated other comprehensive loss	(864)	(592)
Additional paid-in capital	4,689,282	4,063,885
Treasury stock, at cost: 1,652,247 shares at July 31, 2021, and 0 shares at January 31, 2021	(229,515)	—
Accumulated deficit	(3,324,403)	(2,469,451)
Total stockholders’ equity	1,134,665	1,594,005
Total liabilities and stockholders’ equity	$6,046,324	$5,868,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share amounts)	2021	2020	2021	2020
Revenues
Cloud services	$217,422	$125,870	$411,380	$238,022
License	219,600	176,814	362,881	325,199
Maintenance and services	168,721	188,974	333,533	362,514
Total revenues	605,743	491,658	1,107,794	925,735
Cost of revenues (1)
Cloud services	98,016	59,728	186,101	113,218
License	2,459	5,474	6,749	11,540
Maintenance and services	82,932	66,850	162,463	135,911
Total cost of revenues	183,407	132,052	355,313	260,669
Gross profit	422,336	359,606	752,481	665,066
Operating expenses (1)
Research and development	259,709	197,297	506,907	389,421
Sales and marketing	382,129	323,687	738,237	642,911
General and administrative	124,928	78,081	287,114	160,805
Total operating expenses	766,766	599,065	1,532,258	1,193,137
Operating loss	(344,430)	(239,459)	(779,777)	(528,071)
Interest and other income (expense), net
Interest income	507	3,581	886	10,056
Interest expense	(39,013)	(30,148)	(72,603)	(54,585)
Other income (expense), net	1,146	5,917	(77)	5,243
Total interest and other income (expense), net	(37,360)	(20,650)	(71,794)	(39,286)
Loss before income taxes	(381,790)	(260,109)	(851,571)	(567,357)
Income tax provision (benefit)	2,161	1,213	3,381	(456)
Net loss	$(383,951)	$(261,322)	$(854,952)	$(566,901)

Basic and diluted net loss per share	$(2.34)	$(1.64)	$(5.23)	$(3.58)

Weighted-average shares used in computing basic and diluted net loss per share	164,018	158,952	163,615	158,241
 _________________________
(1)    Amounts include stock-based compensation expense, as follows:

Cost of revenues	$21,865	$13,992	$39,379	$27,194
Research and development	81,001	66,284	158,047	134,853
Sales and marketing	64,436	50,741	119,622	107,215
General and administrative	37,478	23,856	70,149	44,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2021	2020	2021	2020
Net loss	$(383,951)	$(261,322)	$(854,952)	$(566,901)
Other comprehensive income (loss)
Net unrealized gain (loss) on investments (net of tax)	(116)	(1,999)	(272)	686
Foreign currency translation adjustments	—	(783)	—	(104)
Total other comprehensive income (loss)	(116)	(2,782)	(272)	582
Comprehensive loss	$(384,067)	$(264,104)	$(855,224)	$(566,319)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended July 31,
(In thousands)	2021	2020
Cash flows from operating activities
Net loss	$(854,952)	$(566,901)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	50,625	42,685
Amortization of deferred commissions	77,983	61,120
Amortization of investment premiums (accretion of discounts), net	432	(944)
Amortization of debt discount and issuance costs	57,784	44,738
Gain on extinguishment of convertible senior notes	—	(6,952)
Repurchase of convertible senior notes attributable to the accreted interest related to debt discount	—	(22,149)
Loss on lease termination	52,524	—
Non-cash operating lease costs	571	15,759
Stock-based compensation	387,197	313,691
Disposal of property and equipment	33	981
Deferred income taxes	(294)	(644)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	384,798	184,261
Prepaid expenses and other assets	(14,842)	12,493
Deferred commissions	(77,073)	(60,154)
Accounts payable	19,698	22,963
Accrued compensation	20,170	(61,378)
Accrued expenses and other liabilities	17,817	(1,294)
Deferred revenue	(107,731)	(102,307)
Net cash provided by (used in) operating activities	14,740	(124,032)
Cash flows from investing activities
Purchases of investments	(289,573)	(87,135)
Maturities of investments	87,766	497,725
Acquisition, net of cash acquired	(80,333)	—
Purchases of property and equipment	(4,363)	(25,816)
Capitalized software development costs	(5,148)	(7,133)
Other investment activities	(1,168)	(2,886)
Net cash provided by (used in) investing activities	(292,819)	374,755
Cash flows from financing activities
Proceeds from the exercise of stock options	1,174	2,671
Proceeds from employee stock purchase plan	48,246	44,214
Proceeds from the issuance of convertible senior notes, net of issuance costs	982,749	1,246,544
Purchase of capped calls	—	(137,379)
Partial repurchase of convertible senior notes	—	(668,929)
Repurchases of common stock	(192,208)	—
Taxes paid related to net share settlement of equity awards	(101,781)	(49,228)
Net cash provided by financing activities	738,180	437,893
Effect of exchange rate changes on cash and cash equivalents	—	626
Net increase in cash and cash equivalents	460,101	689,242
Cash and cash equivalents at beginning of period	1,771,064	778,653
Cash and cash equivalents at end of period	$2,231,165	$1,467,895

Supplemental disclosures
Cash paid for income taxes	$4,488	$6,267
Cash paid for interest	7,116	8,557
Non-cash investing and financing activities
Increase in accrued purchases of property and equipment	3,247	5,169
Equity consideration for acquisitions	939	—
Vesting of early exercised options	63	117
Costs related to issuance of convertible senior notes included in accrued expenses and other liabilities	1,034	1,053
Unsettled repurchases of common stock included in accrued expenses and other liabilities	37,307	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2021	2020	2021	2020
Common stock
Balance, beginning of period	$164	$158	$163	$157
Vesting of restricted and performance stock units	1	1	2	2
Issuance of common stock upon ESPP purchase	—	1	—	1
Balance, end of period	$165	$160	$165	$160
Additional paid-in capital
Balance, beginning of period	$4,187,267	$3,678,895	$4,063,885	$3,566,055
Stock-based compensation	204,780	154,873	387,197	313,691
Capitalized software development costs	679	2,074	1,890	3,850
Issuance of common stock upon exercise of options	636	1,252	1,174	2,670
Fair value of replacement equity awards attributable to pre-acquisition service	939	—	939	—
Vesting of early exercised options	31	61	63	117
Taxes paid related to net share settlement of equity awards	(40,967)	—	(101,783)	(49,228)
Issuance of common stock upon ESPP purchase	48,246	44,214	48,246	44,214
Equity component of convertible senior notes, net	287,671	342,062	287,671	342,062
Purchase of capped calls	—	(137,379)	—	(137,379)
Partial repurchase of convertible senior notes	—	(283,629)	—	(283,629)
Balance, end of period	$4,689,282	$3,802,423	$4,689,282	$3,802,423
Treasury stock
Balance, beginning of period	$—	$—	$—	$—
Repurchases of common stock	(229,515)	—	(229,515)	—
Balance, end of period	$(229,515)	$—	$(229,515)	$—
Accumulated other comprehensive loss
Balance, beginning of period	$(748)	$(1,948)	$(592)	$(5,312)
Unrealized gain (loss) from investments (net of tax)	(116)	(1,999)	(272)	686
Net change in cumulative translation adjustments	—	(783)	—	(104)
Balance, end of period	$(864)	$(4,730)	$(864)	$(4,730)
Accumulated deficit
Balance, beginning of period	$(2,940,452)	$(1,867,050)	$(2,469,451)	$(1,561,471)
Net loss	(383,951)	(261,322)	(854,952)	(566,901)
Balance, end of period	$(3,324,403)	$(2,128,372)	$(3,324,403)	$(2,128,372)

Total stockholders’ equity	$1,134,665	$1,669,481	$1,134,665	$1,669,481

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

COVID-19

The novel coronavirus (“COVID-19”) has created, and may continue to create, significant uncertainty in macroeconomic conditions. The full extent to which the COVID-19 pandemic will directly or indirectly impact the global economy, the lasting social effects, and impact on our business, results of operations, and financial condition will depend on future developments, such as the duration, spread, and severity and potential recurrence of the virus and its variants, COVID-19 vaccination rates and the availability of COVID-19 vaccines both globally and in the U.S., that are highly uncertain and cannot be accurately predicted. As of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or adjust the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our condensed consolidated financial statements.

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

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Foreign currency transaction gains and losses are included in “Other income (expense), net” on our condensed consolidated statements of operations and were not material for the three and six months ended July 31, 2021 and 2020.

Revenue Recognition

We generate revenues in the form of cloud services fees, software license and related maintenance fees, and other service fees. Cloud services are provided on a subscription basis and give our customers access to our cloud solutions, which include related customer support. Licenses for on-premises software (“software”) are typically term licenses and provide the customer with a right to use the software. When a term license is purchased, maintenance is bundled with the license for the term of the license period. Typically, when purchasing a perpetual license, a customer also purchases one year of maintenance for which we charge a percentage of the license fee. Other services include training and professional services that are not integral to the functionality of the licenses or cloud services.

Our contracts with customers often contain multiple performance obligations, which may include a combination of cloud services, software, related maintenance and support services, and professional services including training. We apply significant judgment in identifying and accounting for each performance obligation, as a result of evaluating the terms and conditions in contracts. For these contracts, we account for cloud services, software, maintenance and support, and other services as separate performance obligations as they are each distinct. Revenue is recognized when the performance obligations are satisfied. We satisfy our cloud service performance obligation over the associated contract term and recognize the associated revenue ratably over the term of the contract once access is provided to the customer, consistent with the pattern of benefit to the customer of such services. We satisfy our obligation and recognize revenue for software upon transfer of control of the software, which occurs at delivery of the license key to customers, or when the license term commences, if later. We satisfy our maintenance and support performance obligations and recognize revenue ratably over the maintenance and support term, consistent with the pattern of benefit to the customer of such services. Professional services and training are either provided on a time and material basis or over a contract term. We satisfy our professional services and training performance obligations and recognize the associated revenue as services are delivered. With respect to contracts that include customer acceptance provisions, we recognize revenue upon customer acceptance. Our policy is to record revenues net of any applicable sales tax, use, goods and services, value added, and excise taxes.

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

We did not adopt any new accounting standards in the period ended July 31, 2021.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	July 31, 2021				January 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,401,221	$—	$—	$1,401,221	$933,058	$—	$—	$933,058
U.S. treasury securities	—	20,129	—	20,129	—	75,068	—	75,068
Corporate bonds	—	132,268	—	132,268	—	12,779	—	12,779
Commercial paper	—	167,093	—	167,093	—	—	—	—
Reported as:
Assets:
Cash and cash equivalents				$1,431,683				$933,058
Investments, current				267,035				87,847
Investments, non-current				21,993				—
Total				$1,720,711				$1,020,905

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table presents our investments in available-for-sale debt securities as of July 31, 2021:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Corporate bonds	$5,766	$—	$(1)	$5,765
Commercial paper	24,698	—	(1)	24,697
Investments, current:
U.S. treasury securities	20,134	—	(5)	20,129
Corporate bonds	104,579	—	(69)	104,510
Commercial paper	142,454	—	(58)	142,396
Investments, non-current:
Corporate bonds	22,005	—	(12)	21,993
Total available-for-sale investments	$319,636	$—	$(146)	$319,490

The following table presents our investments in available-for-sale debt securities as of January 31, 2021:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$75,032	$36	$—	$75,068
Corporate bonds	12,765	14	—	12,779
Total available-for-sale investments	$87,797	$50	$—	$87,847

The following table presents the fair values and unrealized losses related to our investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of July 31, 2021:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$20,130	$(5)	$—	$—	$20,130	$(5)
Corporate bonds	126,200	(82)	—	—	126,200	(82)
Commercial paper	167,092	(59)	—	—	167,092	(59)
Total	$313,422	$(146)	$—	$—	$313,422	$(146)

As of January 31, 2021, we did not have any investments in available-for-sale debt securities in an unrealized loss position.

The contractual maturities of our investments as of July 31, 2021 are as follows (in thousands):

Due within one year	$297,498
Due within one to two years	21,992
Total	$319,490

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

Equity Investments

Our equity investments are included in “Investments, non-current” on our condensed consolidated balance sheets. The following table provides a summary of our equity investments:

(In thousands)	July 31, 2021	January 31, 2021
Equity investments without readily determinable fair values	$10,777	$10,244
Equity investments under the equity method of accounting	4,119	3,484
Total	$14,896	$13,728

(3)    Commitments and Contingencies

Legal Proceedings

A putative class action lawsuit alleging violations of the federal securities laws was filed on December 4, 2020 in the U.S. District Court for the Northern District of California (the “Court”) against us, our CEO and our CFO. The initial complaint alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for allegedly making materially false and misleading statements regarding our financial guidance and asserted a putative class period of October 21, 2020 to December 2, 2020. On March 16, 2021, the Court appointed Louisiana Sheriffs’ Pension & Relief Fund as lead plaintiff and approved its selection of lead plaintiff counsel in the case. On June 7, 2021, the lead plaintiff filed an amended complaint which expands the putative class period to run from March 26, 2020 to December 2, 2020 and alleges that defendants made materially false and misleading statements regarding our marketing efforts, hiring practices, and retention of personnel. The lead plaintiff seeks unspecified monetary damages and other relief. On July 27, 2021, defendants filed a motion to dismiss the amended complaint, which is scheduled for hearing on November 18, 2021.

Several derivative lawsuits related to the securities class action were filed in February, March, and April 2021 in the U.S. District Court for the Northern District of California and California Superior Court, San Francisco County. The lawsuits name our CEO, our CFO, and many of our board members as defendants, and the company as a nominal defendant. The lawsuits allege claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against the defendants, and claims for contribution under Sections 10(b) and 21D of the Exchange Act against only our CEO and CFO. The plaintiffs seek unspecified monetary damages and other relief on behalf of the company. The court has stayed the actions pursuant to stipulation of the parties until after a ruling on the pending motion to dismiss the federal securities case.

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

Claims and reimbursements under indemnification arrangements have not been material to our condensed consolidated financial statements; therefore, there is no accrual of such amounts as of July 31, 2021 and January 31, 2021. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)    Leases

In April 2021, we entered into an agreement to terminate our lease of certain office space located in San Jose, CA and ceased use of the space as of April 30, 2021. As a result, the related right-of-use asset and leasehold improvements balances were written off and we have no remaining liability as of July 31, 2021. In total, a $55.2 million loss was recognized during the six months ended July 31, 2021, which includes certain termination-related fees. The loss is included in “General and administrative” expenses on our condensed consolidated statement of operations. As of January 31, 2021, we had $155.5 million in related operating lease commitments.

(5)    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

(In thousands)	July 31, 2021	January 31, 2021
Computer equipment and software	$75,564	$70,628
Furniture and fixtures	28,626	33,142
Leasehold and building improvements (1)	135,990	180,956
Capitalized software development costs (2)	30,833	23,795
Property and equipment, gross	271,013	308,521
Less: accumulated depreciation and amortization	(138,172)	(125,741)
Property and equipment, net	$132,841	$182,780
_________________________
(1)    Includes costs related to assets not yet placed into service of $25.4 million as of January 31, 2021. All assets were placed into service as of July 31, 2021.
(2)    Includes costs related to projects still under development of $5.5 million and $16.7 million, as of July 31, 2021 and January 31, 2021, respectively.

Depreciation and amortization expense of Property and equipment, net was $10.0 million and $7.7 million for the three months ended July 31, 2021 and 2020, respectively, and $20.9 million and $13.5 million for the six months ended July 31, 2021 and 2020, respectively.

Geographic Information

The following table presents our long-lived assets, which consist of property and equipment, net of depreciation and amortization, and operating lease right-of-use assets by geographic region:

(In thousands)	July 31, 2021	January 31, 2021
United States	$312,907	$476,575
United Kingdom	47,598	50,460
Other International	11,402	12,041
Total long-lived assets	$371,907	$539,076

Other than each of the United States and the United Kingdom, no other individual country represented 10% or more of our total long-lived assets as of July 31, 2021 or January 31, 2021.

(6)    Acquisition, Goodwill and Intangible Assets

Fiscal 2022 Acquisition

TruSTAR

On May 28, 2021, we acquired 100% of the voting equity interest of TruSTAR Technology, Inc. (“TruSTAR”), a privately-held Delaware corporation that provides an intelligence platform for cybersecurity and threat data. This acquisition has been accounted for as a business combination. The total consideration transferred for this acquisition was $82.1 million, of which $81.2 million was in cash. The preliminary purchase price was allocated as follows: $16.5 million to identified intangible assets, $1.1 million to other net liabilities acquired, with the excess $66.7 million of the purchase price over the fair value of net assets acquired recorded as goodwill, allocated to our single operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of TruSTAR, which are not material, have been included in our condensed consolidated financial statements from the date of purchase.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (in months)
Developed technology	$10,100	36
Customer relationships	6,400	36
Total intangible assets acquired	$16,500

Goodwill

Goodwill balances are presented below:

(In thousands)	Carrying Amount
Balance as of January 31, 2021	$1,334,888
Goodwill acquired	66,740
Balance as of July 31, 2021	$1,401,628

There was no impairment of goodwill during the six months ended July 31, 2021 or 2020.

Intangible Assets

Intangible assets subject to amortization as of July 31, 2021 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$283,400	$(146,915)	$136,485	52
Customer relationships	92,710	(37,884)	54,826	35
Other acquired intangible assets	7,394	(5,801)	1,593	14
Total intangible assets subject to amortization	$383,504	$(190,600)	$192,904

Intangible assets subject to amortization as of January 31, 2021 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$273,349	$(127,072)	$146,277	57
Customer relationships	86,310	(28,778)	57,532	41
Other acquired intangible assets	7,420	(5,076)	2,344	19
Total intangible assets subject to amortization	$367,079	$(160,926)	$206,153

Amortization expense from acquired intangible assets was $14.9 million and $14.6 million for the three months ended July 31, 2021 and 2020, respectively, and $29.7 million and $29.3 million for the six months ended July 31, 2021 and 2020, respectively.

The expected future amortization expense for acquired intangible assets as of July 31, 2021 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Remaining fiscal 2022	$28,135
Fiscal 2023	55,448
Fiscal 2024	48,892
Fiscal 2025	33,010
Fiscal 2026	17,058
Thereafter	10,361
Total amortization expense	$192,904

(7)    Convertible Senior Notes

Convertible Senior Notes Due 2026

On July 9, 2021, we issued $1.0 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”). The 2026 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2026 Notes was $981.7 million, net of issuance costs, some of which were unpaid as of July 31, 2021.

The 2026 Notes will mature on July 15, 2026, unless earlier redeemed, repurchased or converted. The 2026 Notes will bear interest from July 9, 2021, at a rate of 0.75% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2022.

The initial conversion rate for the 2026 Notes is 6.25 shares of our common stock per $1,000 principal amount of the 2026 Notes, which is equivalent to an initial conversion price of approximately $160.00 per share of our common stock, subject to adjustment upon the occurrence of certain specified events. The initial conversion price of the 2026 Notes represents a premium of approximately 30.0% to the volume weighted average price of our common stock on the Nasdaq Global Select Market over a 10-day period of approximately $123.08 per share on June 21, 2021, which was the date the pricing of the 2026 Notes was determined.

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

Other Terms

The 2026 Notes are convertible at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date. We may not redeem the 2026 Notes prior to July 20, 2024. We may redeem for cash all or any portion of the 2026 Notes, at our option, on or after July 20, 2024 if the last reported sale price of our common stock has been 140% of the conversion price for the 2026 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes, plus accrued and unpaid interest to, but excluding, the redemption date. Whether to exercise our redemption option is solely within our control.

The 2023 Notes, 2025 Notes, and 2027 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2023, June 15, 2025 and December 15, 2026 for the 2023 Notes, 2025 Notes and 2027 Notes, respectively, only under the following circumstances:

•during any fiscal quarter commencing after the fiscal quarter ending on January 31, 2019 (and only during such fiscal quarter) for the 2023 Notes, and the 2025 Notes, and October 31, 2020 (and only during such fiscal quarter) for the 2027 Notes, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the relevant series of notes on each applicable trading day;

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

On or after June 15, 2023, June 15, 2025, and December 15, 2026 for the 2023 Notes, 2025 Notes, and 2027 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, holders of the relevant series of notes may convert all or any portion of their notes of such series, in multiples of $1,000 principal amount, regardless of the foregoing circumstances.

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture; provided, in the case of the 2026 Notes, the holder is to determine the settlement method related to any notes converted in connection with the exercise of our redemption option as mentioned above. Subject to the provisions described in the immediately preceding sentence, upon any conversion of the 2023 Notes, 2025 Notes, 2026 Notes, and 2027 Notes (together the “Notes”), it is our current intent to settle the first $1,000 of conversion value of each $1,000 principal amount of such notes in cash and the remaining conversion value, if any, in shares of common stock. If we undergo a fundamental change (as defined in the applicable indenture governing the relevant series of notes), holders may require us to repurchase for cash all or any portion of their notes of the relevant series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the relevant maturity date of a series of notes or if we deliver a notice of redemption in respect of a series of notes, we will, in certain circumstances, increase the conversion rate of the relevant series of notes for a holder of such series who elects to convert its notes of the applicable series in connection with such corporate event or notice of redemption, as the case may be. During the three months ended July 31, 2021, the conditions allowing holders of the Notes to convert or redeem were not met. The Notes are not required to be settled in cash within the next twelve months and as such are classified as long-term debt on our condensed consolidated balance sheet as of July 31, 2021.

We may not redeem the 2023 Notes, 2025 Notes, and 2027 Notes prior to September 20, 2021, September 20, 2022 and June 20, 2024, respectively. We may redeem for cash all or any portion of the 2023 Notes, 2025 Notes and 2027 Notes, at our option, on or after September 20, 2021, September 20, 2022, and June 20, 2024, respectively, in each case if the last reported sale price of our common stock has been at least 130% of the conversion price for the relevant series of notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the relevant series of notes to be redeemed, plus accrued and unpaid interest to, but excluding, the relevant redemption date. Whether to exercise our redemption options under each respective indenture is solely within our control.

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

Accounting for the Notes

In accounting for the issuance of the Notes, we separated each of the Notes into their respective liability and equity components. The carrying amounts of the liability components of the respective notes were calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amounts of the equity components, representing the conversion option, were determined by deducting the fair value of the liability components from the par value of the respective notes. This difference represents the debt discount that is amortized to interest expense over the respective terms of the relevant series of notes using the effective interest rate method. The carrying amounts of the equity components representing the conversion options were $266.9 million, $237.2 million, $293.0 million and $347.4 million for the 2023 Notes, the 2025 Notes, the 2026 Notes and the 2027 Notes, respectively, which are recorded in additional paid-in capital and are not remeasured as long as they continue to meet the conditions for equity classification.

In accounting for the issuance costs related to the Notes, we allocated the total amount incurred for the relevant series of notes to the liability and equity components based on the proportion of the proceeds allocated to the debt and equity components for that series. Issuance costs attributable to the liability component of the 2023 Notes, the 2025 Notes, the 2026 Notes and the 2027 Notes were $10.4 million, $6.5 million, $12.9 million and $14.2 million, respectively. The issuance costs allocated to the liability component are amortized to interest expense over the contractual terms of the 2023 Notes, the 2025 Notes, the 2026 Notes and the 2027 Notes at an effective interest rate of 5.65%, 6.22%, 8.37% and 6.26%, respectively. Issuance costs attributable to the equity component of the 2023 Notes, the 2025 Notes, the 2026 Notes and the 2027 Notes were $2.8 million, $2.5 million, $5.4 million and $5.4 million, respectively, and are netted against the equity components representing the conversion option in additional paid-in capital.

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

The 2023 Notes Partial Repurchase resulted in a gain on extinguishment of convertible senior notes, which is included in “Other income (expense), net” on our consolidated statements of operations, and was calculated as follows:

(In thousands)	2023 Notes Partial Repurchase
Net carrying amount of the liability component associated with the 2023 Notes Partial Repurchase	$414,401
Less: Cash consideration allocated to the liability component	(407,449)
Gain from the 2023 Notes Partial Repurchase	$6,952

The net carrying amounts of the liability component for each series of notes as of July 31, 2021 were as follows:

(In thousands)	2023 Notes (1)	2025 Notes	2026 Notes	2027 Notes
Liability component:
Principal amount	$776,661	$862,500	$1,000,000	$1,265,000
Unamortized discount	(75,382)	(152,069)	(290,069)	(300,036)
Unamortized issuance costs	(2,942)	(4,185)	(12,908)	(12,221)
Net carrying amount	$698,337	$706,246	$697,023	$952,743
_________________________
(1)    Reflects the impact of the 2023 Notes Partial Repurchase on June 5, 2020, as discussed above.

The following tables sets forth the interest expense related to each series of notes:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2021	2020	2021	2020
2023 Notes:
Coupon interest expense	$971	$1,174	$1,942	$2,755
Amortization of debt discount (conversion option)	8,379	9,604	16,335	22,022
Amortization of debt issuance costs	327	375	637	860
Total interest expense related to the 2023 Notes	$9,677	$11,153	$18,914	$25,637

2025 Notes:
Coupon interest expense	$2,426	$2,426	$4,852	$4,852
Amortization of debt discount (conversion option)	8,127	7,649	15,784	14,961
Amortization of debt issuance costs	224	210	435	411
Total interest expense related to the 2025 Notes	$10,777	$10,285	$21,071	$20,224

2026 Notes:
Coupon interest expense	$458	$—	$458	$—
Amortization of debt discount (conversion option)	2,960	—	2,960	—
Amortization of debt issuance costs	133	—	133	—
Total interest expense related to the 2026 Notes	$3,551	$—	$3,551	$—

2027 Notes:
Coupon interest expense	$3,558	$2,174	$7,116	$2,174
Amortization of debt discount (conversion option)	10,643	6,230	20,659	6,230
Amortization of debt issuance costs	433	254	841	254
Total interest expense related to the 2027 Notes	$14,634	$8,658	$28,616	$8,658

As of July 31, 2021, the estimated fair values of the 2023 Notes, the 2025 Notes, and the 2027 Notes, based on Level 2 inputs, were approximately $0.91 billion, $1.05 billion, and $1.24 billion, respectively. As of July 31, 2021, the estimated fair value of the 2026 Notes, based on Level 3 inputs, was $0.71 billion.

Capped Calls

In connection with the issuance of the 2023 Notes, the 2025 Notes and the 2027 Notes, we entered into privately negotiated capped call transactions relating to each series of notes with certain counterparties (the “Capped Calls”). The Capped Calls are expected to reduce potential dilution to our common stock upon conversion of a given series of notes and/or offset any cash payments that we are required to make in excess of the principal amount of converted notes of such series, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls are subject to adjustment upon the occurrence of certain specified extraordinary events affecting us, including merger events, tender offers and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions.

The following table sets forth other key terms and premiums paid for the Capped Calls related to each series of notes:

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

(8)    Stock Compensation Plans and Stockholders’ Equity

Equity Incentive Plans

The following table summarizes the stock option, restricted stock unit (“RSU”) and performance unit (“PSU”) activity under our 2012 Equity Incentive Plan during the six months ended July 31, 2021:

	Options Outstanding				RSUs and PSUs Outstanding
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
			(in years)	(in thousands)
Balances as of January 31, 2021	418,743	$11.37	5.85	$64,342	11,236,903
Additional shares authorized
Options granted (2)	41,772	16.83
Options exercised	(101,264)	11.62
Options forfeited and expired	(19,438)	13.25
RSUs and PSUs granted					6,099,575
RSUs and PSUs vested					(2,116,750)
RSUs and PSUs forfeited and canceled					(1,514,377)
Balances as of July 31, 2021	339,813	$11.87	5.81	$44,215	13,705,351
Vested and expected to vest	333,176	$11.85	5.77	$43,357	12,793,290
Exercisable as of July 31, 2021	165,472	$11.12	4.16	$21,654
 _________________________
(1)    The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of July 31, 2021.
(2)    All options granted were equity awards assumed in connection with the TruSTAR acquisition.

During the six months ended July 31, 2021 and 2020, upon each settlement date of our outstanding RSUs to current employees, RSUs were withheld to cover the required withholding tax, which was based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity on our condensed consolidated statements of cash flows.

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

During the six months ended July 31, 2021, we granted 516,686 PSUs to certain executives under our 2012 Equity Incentive Plan, which includes both PSUs awarded but not yet earned, as well as PSUs earned and eligible to vest. The number of PSUs granted that were earned and eligible to vest were determined after a one-year performance period, based on achievement of certain company financial performance measures and the recipient’s continued service with us. The number of shares of our stock to be received based on financial performance measures can range from 0% to 200% of the target amount. Compensation expense for PSUs with financial performance measures is measured using the fair value at the date of grant and recorded over the vesting period of three or four years under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. Additionally, beginning in fiscal 2019, our PSUs granted contain an additional market performance measure that can increase the number of shares earned by up to an additional 50% of the shares received based on the financial performance measure.

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

The following table presents unrecognized compensation cost related to stock options, RSUs, PSUs and restricted stock awards (“RSA”) as of July 31, 2021:

	Unrecognized Compensation Cost (in thousands)	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Grant Date Fair Value Per Share
Stock options	$16,650	1.5	$105.32
RSUs	1,554,528	2.6	143.86
PSUs	119,973	1.2	155.53
RSAs	36,113	1.9	121.20
Total unrecognized compensation cost	$1,727,264

The following table summarizes our RSA activity during the six months ended July 31, 2021:

Shares
Outstanding as of January 31, 2021	485,683
RSAs issued in connection with acquisition	10,932
RSAs vested	(146,369)
RSAs forfeited and canceled	(1,400)
Outstanding as of July 31, 2021	348,846

Stock Repurchase Program

In June 2021, our Board of Directors authorized and approved a stock repurchase program of up to $1.0 billion of our outstanding common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and may be suspended at any time at the Company’s discretion.

During the six months ended July 31, 2021, we repurchased 1.7 million shares of common stock, under trading plans complying with Rule 10b5-1 under the Exchange Act, at an average price of $138.90 per share, for an aggregate purchase price of $229.5 million. The repurchased shares are reflected as treasury stock on our condensed consolidated balance sheets and statement of stockholders’ equity. The repurchases include 262,000 shares for $37.3 million that were not settled as of July 31, 2021. As the broker facilitating the repurchases executed the trades as of July 31, 2021 and we were obligated to repurchase these shares on the settlement date, we recognized a liability for the fair value of the unsettled shares as of July 31, 2021 which is included in “Accrued expenses and other liabilities” on our condensed consolidated balance sheets.

(9)    Revenues, Accounts Receivable, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2021	2020	2021	2020
Revenues
Cloud services	$217,422	$125,870	$411,380	$238,022
License	219,600	176,814	362,881	325,199
Maintenance and services	168,721	188,974	333,533	362,514
Total revenues	$605,743	$491,658	$1,107,794	$925,735

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2021	2020	2021	2020
United States	$416,581	$328,374	$763,282	$611,506
International	189,162	163,284	344,512	314,229
Total revenues	$605,743	$491,658	$1,107,794	$925,735

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented.

The following table presents revenues by channel partners representing 10% or more of total revenues:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Channel Partner A	26%	29%	27%	29%
Channel Partner B	14%	14%	14%	14%

The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three or six months ended July 31, 2021 or 2020, respectively.

Accounts Receivable

The following table presents total current and non-current accounts receivable by channel partners representing 10% or more of total current and non-current accounts receivable:

	July 31, 2021	January 31, 2021
Channel Partner A	17%	26%
Channel Partner B	9%	9%

The COVID-19 pandemic and the recent economic downturn prompted us to perform additional credit reviews of our existing customers. After performing our additional reviews using a current expected credit loss model, we determined that, while there may be delays in certain of our collections, the risk of credit loss on our accounts receivable as of July 31, 2021 is low. As this is consistent with the results of our risk assessment, no significant adjustments to our allowance for doubtful accounts were made.

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2021 and 2020 were $610.7 million and $476.9 million during the six months ended July 31, 2021 and 2020, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $1.93 billion as of July 31, 2021, of which we expect to recognize approximately 66% as revenue over the next 12 months and the remainder thereafter.

(10)    Income Taxes

We are subject to income taxes in the U.S. and in foreign jurisdictions. We base our interim tax accruals on an estimated annual effective tax rate applied to year-to-date income, and we record discrete tax items in the period to which they relate. In each quarter, we update our estimated annual effective tax rate and make a year-to-date adjustment to our tax provision as necessary. Our fiscal 2022 annual effective rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on our U.S. losses. For the three months ended July 31, 2021 and 2020, we recorded income tax expense of $2.2 million and $1.2 million, respectively. For the six months ended July 31, 2021 and 2020, we recorded income tax expense of $3.4 million and an income tax benefit of $0.5 million, respectively.

During the three months ended July 31, 2021, there were no material changes to our unrecognized tax benefits, and we do not expect material changes in our unrecognized tax benefits within the next twelve months. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(383,951)	$(261,322)	$(854,952)	$(566,901)
Denominator:
Weighted-average common shares outstanding	164,374	159,697	164,005	159,021
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(356)	(745)	(390)	(780)
Weighted-average shares used to compute net loss per share, basic and diluted	164,018	158,952	163,615	158,241

Net loss per share, basic and diluted	$(2.34)	$(1.64)	$(5.23)	$(3.58)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of July 31,
(In thousands)	2021	2020
Shares subject to outstanding common stock options	340	504
Shares subject to outstanding RSUs, PSUs and RSAs	14,054	12,450
Employee stock purchase plan	1,601	341
Shares underlying the conversion spread in the convertible senior notes	—	2,148
Total	15,995	15,443

As of July 31, 2021, the aggregate outstanding principal amount under the Notes is potentially convertible into 22.3 million shares of our common stock. Since we expect to settle the principal amount of our convertible senior notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the “conversion spread”) is considered in the diluted earnings per share calculation. The conversion spread has a potentially dilutive effect on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $148.30 per share for the 2023 Notes and the 2025 Notes, $160.00 per share for the 2026 Notes, and $255.34 per share for the 2027 Notes.

During the three months ended July 31, 2021, the average market price of our common stock was $128.02, which did not exceed the initial conversion price of the 2023 Notes, the 2025 Notes, the 2026 Notes or the 2027 Notes. Accordingly, we excluded the potentially dilutive effect of the conversion spread for the Notes.

In connection with the issuance of the 2023 Notes, 2025 Notes, and 2027 Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

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

The COVID-19 pandemic has illustrated and significantly increased the importance of being a digital, data-driven enterprise. The pandemic continues to exert pressure on organizations of all kinds to support new ways of working, to deliver better experiences and outcomes, and to enable new offerings and business models. We believe that Splunk enables organizations to rise to these challenges by leveraging technology to achieve greater efficiency, agility, security, and drive a sustained competitive advantage.

We typically base our cloud services annual subscription fees on the volume of data indexed per day including a fixed amount of data storage or purchased infrastructure and data storage our customers require to support the underlying workload. We are seeing an increasing number of customers shift to workload-based pricing. We recognize the revenues associated with our cloud services ratably over the associated subscription term. For our software offerings, we typically base the license fees on either the estimated daily data indexing capacity or the compute power consumed to support our customers' workload and we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large license contracts may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term.

Our revenue mix has shifted from sales of licenses to the delivery of cloud services and we expect it will continue to shift in favor of cloud services. Our transition to a predominantly cloud services delivery model has impacted, and it will continue to impact the timing of our recognition of revenue as an increasing percentage of our sales becomes recognized ratably, as well as our operating margins as cloud services become a larger percentage of our sales. Our shift to a subscription model is dependent on customer choice and our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited. We have also shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time with the transition to a subscription model than it has historically.

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

We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives. During fiscal 2021, we acquired companies that expand our observability capabilities, including companies that offer auto-instrumentation, real user monitoring, application performance monitoring, advanced synthetic monitoring, web optimization and network performance monitoring. During fiscal 2022 we have continued to invest in our long-term growth through our acquisition of TruSTAR Technology, Inc., a provider of an intelligence platform for cybersecurity and threat data.

Impact of COVID-19 on our Business

In March 2020 the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic. The ongoing pandemic has created significant global economic uncertainty, adversely impacted the business of some of our customers, partners and vendors, and has impacted our business and results of operations in the past and could further impact our results of operations and our cash flows in the future.

COVID-19 has continued to impact, and could further impact, our business and that of our customers as a result of quarantines, various local, state and federal government public health orders, and other restrictions. For example, we are monitoring office use in the global offices we have selected to re-open, allowing all of our employees to continue to work remotely if they prefer, allowing our employees to elect not to travel, implementing in-person, onsite and travel safety protocols, and we have shifted certain of our customer-focused and corporate events to online-only or hybrid experiences. These operational changes could extend into future quarters. The long-term impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration, spread, and severity of the virus and its variants, as well as the efficacy of vaccines and vaccine distribution, and the timing and trajectory of the economic recovery.

Our future performance will also depend on the continuing impact of COVID-19 on our customers, partners, employee productivity and retention and sales cycles, including as a result of travel restrictions and limitations. These potential developments are uncertain and cannot be predicted and as such, the extent to which COVID-19 will continue to impact our business, operations, financial condition and results of operations over the long term is unknown. Furthermore, due to our shift to a subscription model, the effect of COVID-19 may not be fully reflected in our results of operations and overall financial performance until future periods.

As additional COVID-19 variants emerge, and the development, distribution and public acceptance of treatments and vaccines progress and public health recommendations change, we continue to evaluate and refine our return to work and distributed workforce strategies. We also continue to evaluate our real estate needs. We have in the past made the decision to exit certain office space leases and as we continue to assess how and to what extent our employees will gradually return to work in our offices, we may decide to exit additional office space leases which could result in further losses associated with our real estate lease assets.

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

The following presents our Cloud ARR and Total ARR (in millions):

Number of Customers with ARR Greater than $1 Million

We monitor the number of customers with Cloud ARR and Total ARR greater than $1 million at the end of a reporting period. An increase in this metric is an indicator of our ability to attract and scale with large enterprise customers who may have a more broad array of use cases that align with the Splunk Platform. The following presents the number of our customers with Cloud ARR and Total ARR greater than $1 million:

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

Financial Summary
(Dollars in millions)

Three Months Ended July 31, 2021 and 2020

Our customer base spans numerous industry verticals, including cloud and online services, education, financial services, government, healthcare/pharmaceuticals, industrials/manufacturing, media/entertainment, retail/ecommerce, technology and telecommunications, among others. As of July 31, 2021, our customers include over 90 of the Fortune 100 companies.

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

•Maintenance revenues. When a term license is purchased, maintenance is bundled with the license for the term of the license period. While we only sell perpetual licenses on an exception basis, for any existing perpetual license customers, maintenance is usually renewed on an annual basis. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. Revenue related to maintenance of licenses as a percentage of total revenues were 20% and 24% for the three months ended July 31, 2021 and 2020, respectively. Maintenance revenues as a percentage of total revenues were 21% and 25% for the six months ended July 31, 2021 and 2020, respectively.

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

Condensed Consolidated Statements of Operations Data

(In thousands and as % of revenues)	Three Months Ended July 31,				Six Months Ended July 31,
	2021		2020		2021		2020
Revenues
Cloud services	$217,422	35.9%	$125,870	25.6%	$411,380	37.1%	$238,022	25.7%
License	219,600	36.3	176,814	36.0	362,881	32.8	325,199	35.1
Maintenance and services	168,721	27.9	188,974	38.4	333,533	30.1	362,514	39.2
Total revenues	605,743	100.0	491,658	100.0	1,107,794	100.0	925,735	100.0
Cost of revenues
Cloud services (1)	98,016	45.1	59,728	47.5	186,101	45.2	113,218	47.6
License (1)	2,459	1.1	5,474	3.1	6,749	1.9	11,540	3.5
Maintenance and services (1)	82,932	49.2	66,850	35.4	162,463	48.7	135,911	37.5
Total cost of revenues	183,407	30.3	132,052	26.9	355,313	32.1	260,669	28.2
Gross profit	422,336	69.7	359,606	73.1	752,481	67.9	665,066	71.8
Operating expenses
Research and development	259,709	42.9	197,297	40.1	506,907	45.8	389,421	42.1
Sales and marketing	382,129	63.1	323,687	65.8	738,237	66.6	642,911	69.4
General and administrative	124,928	20.6	78,081	15.9	287,114	25.9	160,805	17.4
Total operating expenses	766,766	126.6	599,065	121.8	1,532,258	138.3	1,193,137	128.9
Operating loss	(344,430)	(56.9)	(239,459)	(48.7)	(779,777)	(70.4)	(528,071)	(57.0)
Interest and other income (expense), net
Interest income	507	0.1	3,581	0.7	886	0.1	10,056	1.1
Interest expense	(39,013)	(6.4)	(30,148)	(6.1)	(72,603)	(6.6)	(54,585)	(5.9)
Other income (expense), net	1,146	0.2	5,917	1.2	(77)	—	5,243	0.6
Total interest and other income (expense), net	(37,360)	(6.2)	(20,650)	(4.2)	(71,794)	(6.5)	(39,286)	(4.2)
Loss before income taxes	(381,790)	(63.0)	(260,109)	(52.9)	(851,571)	(76.9)	(567,357)	(61.3)
Income tax provision (benefit)	2,161	0.4	1,213	0.2	3,381	0.3	(456)	—
Net loss	$(383,951)	(63.4)%	$(261,322)	(53.2)%	$(854,952)	(77.2)%	$(566,901)	(61.2)%
_________________________
(1)    Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended July 31, 2021 and 2020

Revenues
(Dollars in millions)

Three Months Ended July 31, 2021 and 2020
Total revenues increased $114.1 million, or 23.2%, primarily due to the following:

+    increase of $91.6 million, or 72.7%, in cloud services revenues
+    increase of $42.8 million, or 24.2%, in license revenues
-    decrease of $20.3 million, or (10.7)%, in maintenance and services revenues

Our transition to a subscription model has impacted, and it will continue to impact, the timing of our recognition of revenue as an increasing percentage of our sales becomes recognized ratably. The increase in cloud services revenues reflects the continued customer adoption of our cloud solutions. Our customers are increasingly purchasing our Splunk Cloud Platform service as it delivers the benefits of Splunk Enterprise, while eliminating the need to purchase, deploy and manage infrastructure. The increase in license revenues is a result of increased license bookings during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. Maintenance and services revenues, which includes revenue related to the maintenance of term and perpetual licenses sold in prior periods, decreased as our customers shift more of their new purchases to cloud and we alter our services offerings to align with their success in using our cloud services.

Cost of Revenues and Gross Margin
(Dollars in millions)

Three Months Ended July 31, 2021 and 2020
Total cost of revenues increased $51.4 million, or 38.9%, primarily due to the increase in cloud services cost of revenues, as a result of our ongoing transition to a subscription model.

Cloud services cost of revenues increased $38.3 million, or 64.1%, primarily due to the following:

+    increase of $27.3 million in third-party hosting fees to support our cloud services
+    increase of $5.7 million in salaries and benefits, including stock-based compensation expense as we increased headcount
+    increase of $1.7 million in overhead expenses
+    increase of $1.7 million in third-party consulting services

Maintenance and services cost of revenues increased $16.1 million, or 24.1%, primarily due to the following:

+    increase of $5.1 million in third-party consulting services
+    increase of $4.4 million in salaries and benefits, including stock-based compensation expense as we increased headcount
+    increase of $2.3 million in intangible asset amortization related to our acquisitions

Maintenance and services gross margins are declining as the ratio of higher margin maintenance revenues decline in conjunction with a higher proportion of cloud revenues.

Total gross margin decreased primarily due to a shift in the overall revenue mix in favor of cloud services, which have lower gross margins than our license business.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Three Months Ended July 31, 2021 and 2020
Research and development expense increased $62.4 million, or 31.6%, primarily due to the following:

+    increase of $40.8 million in salaries and benefits, which includes an $14.7 million increase in stock-based compensation expense as we increased headcount
+    increase of $14.8 million in third-party hosting fees to support our product development efforts
+    increase of $4.6 million in third-party consulting services

Sales and Marketing Expense

Three Months Ended July 31, 2021 and 2020
Sales and marketing expense increased $58.4 million, or 18.1%, primarily due to the following:

+    increase of $40.4 million in salaries and benefits, which includes a $13.7 million increase in stock-based compensation expense as we increased headcount
+    increase of $6.7 million in marketing expenses
+    increase of $4.0 million in overhead expenses
+    increase of $3.5 million in travel-related expenses
+    increase of $2.8 million in third-party consulting services
+    increase of $1.5 million in employment-related expenses

General and Administrative Expense

Three Months Ended July 31, 2021 and 2020
General and administrative expense increased $46.8 million, or 60.0%, primarily due to the following:

+    increase of $29.8 million in salaries and benefits, which includes a $13.6 million increase in stock-based compensation expense as we increased headcount
+    increase of $5.0 million in third-party consulting services
+    increase of $3.7 million in third-party hosting fees
+    increase of $2.9 million in accounting and legal services

Interest and Other Income (Expense), net

	Three Months Ended July 31,
(In thousands)	2021	2020
Interest and other income (expense), net
Interest income	$507	$3,581
Interest expense	(39,013)	(30,148)
Other income (expense), net	1,146	5,917
Total interest and other income (expense), net	$(37,360)	$(20,650)

Three Months Ended July 31, 2021 and 2020
Interest and other income (expense), net reflects a net increase in expense of $16.7 million, primarily due to the following:

+    increase in interest expense related to our convertible notes driven by the issuance of the 2026 Notes during the three months ended July 31, 2021 and the issuance of the 2027 Notes in June 2020, which contributed less than two months of interest expense during the three months ended July 31, 2020.

Income Tax Provision (Benefit)

	Three Months Ended July 31,
(In thousands)	2021	2020
Income tax provision (benefit)	$2,161	$1,213

Three Months Ended July 31, 2021 and 2020
For the three months ended July 31, 2021 and 2020, we recorded an income tax provision of $2.2 million and $1.2 million, respectively. Our income tax provision primarily reflects foreign income taxes. Our effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on our U.S. losses. Our interim period tax provisions will vary each quarter based on the amount of our annual expected tax provision and how ratably we incur our forecasted income or loss during each quarterly period.

Comparison of the Six Months Ended July 31, 2021 and 2020

Revenues
(Dollars in millions)

Six Months Ended July 31, 2021 and 2020
Total revenues increased $182.1 million, or 19.7%, primarily due to the following:

+    increase of $173.4 million, or 72.8%, in cloud services revenues
+    increase of $37.7 million, or 11.6%, in license revenues
-    decrease of $29.0 million, or (8.0)%, in maintenance and services revenues

Our transition to a subscription model has impacted, and it will continue to impact, the timing of our recognition of revenue as an increasing percentage of our sales becomes recognized ratably. The increase in cloud services revenues reflects the continued customer adoption of our cloud solutions. Our customers are increasingly purchasing our Splunk Cloud Platform service as it delivers the benefits of Splunk Enterprise, while eliminating the need to purchase, deploy and manage infrastructure. The increase in license revenues is a result of increased license bookings during the six months ended July 31, 2021, as compared to the six months ended July 31, 2020. Maintenance and services revenues, which includes revenue related to the maintenance of term and perpetual licenses sold in prior periods, decreased as our customers shift more of their new purchases to cloud and we alter our services offerings to align with their success in using our cloud services.

Cost of Revenues and Gross Margin
(Dollars in millions)

Six Months Ended July 31, 2021 and 2020
Total cost of revenues increased $94.6 million, or 36.3%, primarily due to the increase in cloud services cost of revenues, as a result of our ongoing transition to a subscription model.

Cloud services cost of revenues increased $72.9 million, or 64.4%, primarily due to the following:

+    increase of $47.8 million related to third-party hosting fees to support our cloud services
+    increase of $12.3 million in salaries and benefits expense, including stock-based compensation expense as we increased headcount
+    increase of $11.8 million in overhead expenses
+    increase of $6.2 million in third-party consulting services

Maintenance and services cost of revenues increased $26.6 million, or 19.5%, primarily due to the following:

+    increase of $16.8 million in salaries and benefits expense, including stock-based compensation expense as we increased headcount
+    increase of $9.6 million in third-party consulting services

Maintenance and services gross margins are declining as the ratio of higher margin maintenance revenues decline in conjunction with a higher proportion of cloud revenues.

Total gross margin decreased primarily due to a shift in the overall revenue mix in favor of cloud services, which have lower gross margins than our on-premise license business.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Six Months Ended July 31, 2021 and 2020
Research and development expense increased $117.5 million, or 30.2%, primarily due to the following:

+    increase of $72.9 million in salaries and benefits, which includes a $23.2 million increase in stock-based compensation expense as we increased headcount
+    increase of $30.9 million in third-party hosting fees to support our product development efforts
+    increase of $11.1 million in third-party consulting services

Sales and Marketing Expense

Six Months Ended July 31, 2021 and 2020
Sales and marketing expense increased $95.3 million, or 14.8%, primarily due to the following:

+    increase of $74.0 million in salaries and benefits, including stock-based compensation expense as we increased headcount

+    increase of $10.5 million in third-party consulting services
+    increase of $8.7 million in overhead expenses

General and Administrative Expense

Six Months Ended July 31, 2021 and 2020
General and administrative expense increased $126.3 million, or 78.5%, primarily due to the following:

+    increase of $55.2 million in facility exit costs representing the loss on the termination of a lease in San Jose, CA. Refer to Note 4 of our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
+    increase of $53.1 million in salaries and benefits, which includes a decrease of $25.7 million in stock-based compensation expense, primarily from the modification of our fiscal 2021 PSU awards which resulted in increased expense during the six months ended July 31, 2020
+    increase of $8.7 million in third-party consulting services
+    increase of $3.4 million in accounting and legal related expenses

Interest and Other Income (Expense), net

	Six Months Ended July 31,
(In thousands)	2021	2020
Interest and other income (expense), net
Interest income	$886	$10,056
Interest expense	(72,603)	(54,585)
Other income (expense), net	(77)	5,243
Total interest and other income (expense), net	$(71,794)	$(39,286)

Six Months Ended July 31, 2021 and 2020
Interest and other income (expense), net reflects a net increase in expense of $32.5 million primarily due to the following:

+    increase in interest expense related to our convertible notes driven by the issuance of the 2026 Notes during the six months ended July 31, 2021 and the issuance of the 2027 Notes in June 2020, which contributed less than two months of interest expense during the six months ended July 31, 2020.

Income Tax Provision (Benefit)

	Six Months Ended July 31,
(In thousands)	2021	2020
Income tax provision (benefit)	$3,381	$(456)

Six Months Ended July 31, 2021 and 2020
For the six months ended July 31, 2021 and 2020, we recorded an income tax provision of $3.4 million and an income tax benefit of $0.5 million, respectively. Our income tax provision (benefit) primarily reflects foreign income taxes. Our effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on our U.S. losses. Our interim period tax provisions will vary each quarter based on the amount of our annual expected tax provision and how ratably we incur our forecasted income or loss during each quarterly period. The tax benefit reported for the six months ended July 31, 2020 primarily resulted from one-time benefits such as legislative changes.

Liquidity and Capital Resources

(In thousands)	July 31, 2021	January 31, 2021
Cash and cash equivalents	$2,231,165	$1,771,064
Investments, current	267,035	87,847
Investments, non-current	36,889	13,728

(In millions)

Our principal sources of liquidity are our cash and cash equivalents, investments and net accounts receivable. From time to time, we have also issued convertible debt to supplement our working capital. As of July 31, 2021, we had $2.5 billion of cash, cash equivalents and investments of which $275.7 million was held by foreign subsidiaries. We believe that these funds will be sufficient to meet our anticipated cash needs for at least the next 12 months.

In June 2021, our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our common stock and may be suspended at any time at our discretion. During the six months ended July 31, 2021, we repurchased 1.7 million shares of common stock, under trading plans complying with Rule 10b5-1 under the Exchange Act, at an average price of $138.90 per share, for an aggregate purchase price of $229.5 million. The repurchased shares are reflected as treasury stock on our condensed consolidated balance sheets and statement of stockholders’ equity until their retirement. The repurchases include 262,000 shares for $37.3 million that were not settled as of July 31, 2021. As the broker facilitating the repurchases executed the trades as of July 31, 2021 and we were obligated to repurchase these shares on the settlement date, we recognized a liability for the fair value of the unsettled shares as of July 31, 2021 which is included in “Accrued expenses and other liabilities” on our condensed consolidated balance sheets.

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

Beginning in fiscal 2020, we shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time than it has been historically.

In July 2021, we issued $1.0 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) with Silver Lake Alpine, L.P., Silver Lake Alpine (Offshore Master), L.P. and Silver Lake Partners VI, L.P. as the purchasers. The 2026 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2026 Notes was $981.7 million, net of issuance costs. In June 2020, we issued $1.27 billion aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2027 Notes was $1.25 billion, net of initial purchaser discounts and other issuance costs. In connection with the issuance of the 2027 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2027 Capped Calls”). We used approximately $137.4 million of the net proceeds from the offering of the 2027 Notes to pay the cost of the 2027 Capped Calls and $691.6 million to repurchase for cash approximately $488.3 million aggregate principal amount of our outstanding 2023 Notes. In September 2018, we issued $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 (the “2023 Notes”) and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (the “2025 Notes”). In connection with the issuance of the 2023 Notes and the 2025 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2023 and 2025 Capped Calls”). The premiums paid for the purchase of the 2023 and 2025 Capped Calls were $274.3 million. Refer to Note 7 “Convertible Senior Notes” of our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q.

In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

Net cash provided by (used in) operating activities consists of our net loss adjusted for certain non-cash items and changes in operating assets and liabilities during the year.

Six Months Ended July 31, 2021 and 2020
Net cash provided by operating activities was $14.7 million for the six months ended July 31, 2021 compared to net cash used in operating activities of $124.0 million in the prior year. The increase in net cash provided by operating activities was primarily due to increased cash collections from customers, offset by payments to vendors and employees.

Investing Activities

Six Months Ended July 31, 2021 and 2020
Net cash used in investing activities was $292.8 million for the six months ended July 31, 2021 compared to net cash provided by investing activities of $374.8 million in the prior year. The change in net activity was primarily due to the following:

-    decrease of $612.4 million due to investment purchases of $201.8 million, net of maturities, during the six months ended July 31, 2021 compared to investment maturities of $410.6 million, net of purchases, during the six months ended July 31, 2020
-    decrease of $80.3 million related to acquisition of TruSTAR, Inc. during the six months ended July 31, 2021

Financing Activities

Six Months Ended July 31, 2021 and 2020
Net cash provided by financing activities was $738.2 million for the six months ended July 31, 2021 compared to $437.9 million for the prior year. The increase in net cash provided by financing activities was primarily due to proceeds from the issuance of the 2026 Notes of $982.7 million during the six months ended July 31, 2021 as compared to $440.2 million in net cash provided by the issuance of the 2027 Notes, partial repurchase of the 2023 Notes, and purchases of capped calls during the six months ended July 31, 2020. This increase was partially offset by $192.2 million of repurchases of common stock during the six months ended July 31, 2021 and a $52.6 million increase in taxes paid on the net share settlement of equity awards.

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

Off-Balance Sheet Arrangements

During the six months ended July 31, 2021 and 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Claims and reimbursements under indemnification arrangements have not been material to our condensed consolidated financial statements; therefore, there is no accrual of such amounts as of July 31, 2021. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Factors Related to Reliance on Third Parties
•our reliance on third-party providers of cloud infrastructure services to deliver our offerings to users on our platform;
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

Historically we generated a majority of our revenues from sales of licenses, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. However, our revenue mix has shifted from sales of licenses to the delivery of cloud services and we expect it will continue to shift in favor of cloud services. Our transition to a predominately cloud services delivery model has impacted, and it will continue to impact, the timing of our recognition of revenue as an increasing percentage of our sales becomes recognized ratably, and will also impact our operating margins as cloud services become a larger percentage of our sales. Our shift to a cloud subscription model depends on customer choice, and our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited. We have also shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time with the transition to a subscription model than it has historically. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, tax and accounting implications, pricing, and our costs. In addition, we expect the metrics we use to gauge the status of our business model transition, and evaluate and describe our business, may continue to evolve over the course of this transition as significant trends emerge. If we do not successfully execute this transition, our business and future operating results could be adversely affected.

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

•the availability and performance of our cloud services, including Splunk Cloud Platform;

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and expect to continue to experience growth in our headcount and operations, including from acquisitions, which has placed and will continue to place significant demands on our management and our operational and financial systems and infrastructure. As of July 31, 2021, approximately 32% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture and values, the challenges of which may be exacerbated due to remote working conditions associated with the ongoing COVID-19 pandemic. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $3.32 billion at July 31, 2021. Because our products and offerings, as well as the market for these products and offerings, continue to evolve, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance, particularly as our business model transitions. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, changes in our mix of revenues, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

Our cloud services, including Splunk Cloud Platform, require costly and continual infrastructure investments, and if our transition to a cloud-based business model is not successful, our business could be adversely affected.

A cloud-based model of software deployment is one in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. Delivering software under a cloud-based model results in higher costs and expenses when compared to sales of licenses for similar functionality. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a cloud-based model. Many of our offerings are now made available in the cloud as well as on-premises. Customers can sign up for our cloud services and avoid the need to provision, deploy and manage internal infrastructure. In order to deliver our cloud services via a cloud-based deployment, we have made and will continue to make capital investments and incur substantial costs to implement and maintain this alternative business model. In addition, as we look to deliver new or different cloud services, we are making significant technology investments to deliver new capabilities and advance our software to deliver cloud-native customer experiences. We expect that over time the percentage of our revenue attributable to our cloud services will continue to increase. If our cloud services, in particular Splunk Cloud Platform, do not garner widespread market adoption, or there is a reduction in demand for cloud services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, security or privacy concerns, inability to properly manage such services, competing technologies and products, decreases in corporate spending or otherwise, our financial results, business model and competitive position could suffer. If these investments do not yield the expected return, or we are unable to decrease the cost of delivering our cloud services, our gross margins, overall financial results, business model and competitive position could suffer. Transitioning to a fully cloud-based model also impacts the way we recognize revenues, which may affect our operating results and could have an adverse effect on our business operations and financial results.

Even with these investments and costs, the cloud-based business model for our cloud services may not be successful, as some customers may desire on-premises deployment of our offerings. Our cloud services may raise concerns among customers, including concerns regarding changes to pricing models, service availability, scalability, ability to use customer-developed apps, information security of a cloud service and hosted data, and access to data while offline or once a subscription has expired. Market acceptance of our cloud services can be affected by a variety of factors, including but not limited to: security, reliability, performance, terms of service, support terms, customer preference, community engagement, customer concerns with entrusting a third-party to store and manage their data, public concerns regarding data privacy or data protection, and the enactment of restrictive laws or regulations in the affected jurisdictions. If we or other providers of cloud services experience security incidents or breaches, loss of customer data, disruptions in delivery of services, network outages, disruptions in availability of the internet, unauthorized access or other problems, the market for cloud services as a whole, including Splunk Cloud Platform, may be negatively affected. Moreover, sales of Splunk Cloud Platform and other cloud services could displace sales of licenses. Alternatively, subscriptions to Splunk Cloud Platform and other cloud services that exceed our expectations may unexpectedly increase our costs, lower our margins, lower our profits or increase our losses and otherwise negatively affect our projected financial results.

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

In addition, we rely upon equity compensation to help recruit, retain and motivate our employees and executive officers, and to align the interests of our employees, executive officers and directors with our stockholders. Our 2012 Equity Incentive Plan will terminate in March 2022, at which time we will no longer be able to issue any new equity awards pursuant to such plan and we will need to implement a new equity incentive plan, which is subject to approval by our stockholders. Failure to obtain stockholder approval of a new equity incentive plan, or our inability to obtain approval for a sufficient number of shares to be issued under such plan, will place us at a competitive disadvantage and would significantly hinder our ability to grant equity awards, which could impede our ability to attract, motivate and retain employees, key executives or directors, harm our growth and adversely affect our operating results. The number of equity awards that we issue under our 2012 Equity Incentive Plan may alter the metrics, such as burn rate and overhang, used to measure the dilutive impact of our equity compensation on our stockholders, which could make our stockholders less likely to approve a new equity incentive plan, or more likely to lower the number of shares they are willing to approve under a new equity incentive plan. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock, restricted stock units or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested restricted stock units or options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, results of operations, financial condition and cash flows would be adversely affected.

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

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic. This contagious disease continues to spread across the globe and to materially and adversely impact worldwide economic activity and financial markets.

The COVID-19 pandemic has in the past affected, and may continue to affect, how we and our customers and partners are operating our businesses, and the duration and extent to which this may continue to impact our business, results of operations and cash flows is uncertain. Related to this uncertainty, certain customers in the past have, and may again in the future, decrease or delay their information technology spending, purchase shorter term contracts or request payment concessions, any of which could result in decreased revenue and cash flows for us. We may experience customer losses, including due to bankruptcy or our customers ceasing operations, which may result in an inability to collect receivables from these customers. A decline in revenue or the collectability of our receivables would harm our business. In addition, the ongoing COVID-19 pandemic has in the past disrupted, and may continue to disrupt, the operations of our customers and partners for an indefinite period of time, including as a result of changing public health recommendations, travel restrictions and limitations, the duration, spread, and severity and potential recurrence of the virus and its variants, as well as the efficacy of vaccines and vaccine distribution, and the timing and trajectory of the economic recovery, all of which could negatively impact our business and results of operations, including cash flows. While the global economy is reopening in various parts of the world, some countries and locations are reinstating lockdowns and other restrictions that make a recovery difficult to predict.

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

In light of the uncertain and fluid situation relating to the ongoing COVID-19 pandemic, and changing public health recommendations, we continue to take precautionary measures intended to minimize the risk of the disease to our employees, our customers, and the communities in which we operate, which could negatively impact our business. Although we continue to monitor the situation and will adjust our current policies as more information and public health guidance become available, including progress made through vaccinations and changes due to additional variants, precautionary measures that have been adopted could negatively affect our customer success efforts, employee productivity and retention, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, including as a result of continuing or recurring travel restrictions and limitations, any of which could harm our business and results of operations. Additionally, we have begun to selectively reopen certain of our offices in a phased approach and to hold in-person or hybrid meetings and events, on a voluntary basis, taking into consideration government restrictions and employee safety. But with many of our employees continuing to work remotely, we are at increased risk of cyber security-related breaches. We continue to take steps to monitor and enhance the security of our systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, IT infrastructure networks, and data upon which we rely. The ongoing COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which has and may continue to bring changes to our real estate lease assets.

It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, including the duration, spread and severity of the virus and its variants, which are highly uncertain and cannot be predicted. Furthermore, due to our shift to a subscription model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.

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

Our business substantially depends on, and we expect our business to continue to substantially depend on, sales of licenses, maintenance and services related to Splunk Enterprise and sales of subscriptions related to Splunk Cloud Platform and other cloud-based offerings. As such, the market acceptance of these offerings is critical to our continued success. Demand for these offerings is affected by a number of factors beyond our control, including continued market acceptance of these products by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market and the economy in general. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of these platform products, our business operations, financial results and growth prospects will be materially and adversely affected.

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

We employ multiple and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise based on either the estimated daily data indexing capacity or compute power consumed to support our customers’ workload. We are seeing an increasing number of customers shift to workload-based pricing. In addition, Splunk Cloud Platform is generally priced based on either the volume of data indexed per day including a fixed amount of data storage, or purchased infrastructure, data storage and bandwidth our customers require to support the underlying workload, while Splunk Phantom and Splunk On-Call are priced by the number of seats, or events used for the products and Splunk IT Cloud and Observability Cloud suites are subscribed based on the number of hosts. We offer term licensing options for software offerings and have some remaining perpetual licenses with existing customers, which each have different payment schedules, and depending on the mix of such licenses and cloud subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes or compute usage increase over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or cloud subscriptions, or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. As the amount of data and analytic needs within our customers’ organizations grow, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. We have introduced and expect to continue to introduce variations to our pricing models, including but not limited to, predictive pricing programs, workload-based pricing, entity-based pricing, “rapid adoption” packages and other pricing programs that provide broader usage and cost predictability as well as tiered pricing based on deployment models, data source types, compute and storage units and customer environments. Any change in pricing models bears inherent risks as it may provide customers a choice to go for the lower-cost option, therefore putting renewal and customer lifetime value at risk. Although we believe that these pricing models and variations to these models will drive net new customers and increase customer adoption, it is possible that they will not and may potentially cause customers to decline to purchase or renew licenses or cloud subscriptions, or confuse customers and reduce their lifetime value, which could negatively impact our revenue, business and financial results.

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

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. This variation is due to numerous factors, including in the expansion of our offerings and new pricing models, as well as the potential for different buying centers for the same offering. In addition, the introduction of Splunk Cloud Platform has generated interest from our customers who are also considering purchasing and deploying Splunk Enterprise on-premises. In some cases, our customers may wish to consider a combination of these offerings, potentially further slowing our sales cycle. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, an existing customer will convert from a perpetual license to term license or to cloud services, we will make a sale with a potential customer, or a user of a trial version of one of our offerings will upgrade to the paid version of that offering. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenues from that transaction are lost or delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term (subject to rising fixed costs in the longer term as discussed above), our operating results will suffer if revenues fall below our expectations in a particular quarter.

Our international sales and operations subject us to additional risks and challenges that can adversely affect our business operations and financial results.

During the three months ended July 31, 2021, we derived approximately 31% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. Additionally, we currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to new or existing customers to the same degree we have experienced in the United States.

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

•compliance with multiple and changing foreign laws and regulations, including those governing employment, tax, privacy and data protection, data transfer, data security, and industry-specific laws and regulations, and the risks and costs of non-compliance with such laws and regulations;

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

We derive a portion of our revenues from contracts with U.S. federal, state and local and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For our sales to these public sector customers, we must comply with laws and regulations relating to the formation, administration and performance of contracts, which affect how our partners and how we do business with governmental agencies. These laws and regulations provide public sector customers rights, many of which are not typically found in commercial contracts. Such rights may include price protection, the accuracy of information provided to the government, compliance with procurement integrity and government ethics, compliance with specified product certifications restrictions and pre-conditions for access to controlled or classified information, compliance with supply chain requirements, labor regulations and supplier diversity policies, and other terms that are particular to public sector customers. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to bid protests, contract cure actions, contract actions grounded in fraud, claims for damages or other relief, penalties, termination of contracts, loss of exclusive rights in our intellectual property, substantial audit or re-procurement costs and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have a material adverse effect on our business operations and financial results.

In October 2019, we received authorization under the U.S. Federal Risk and Authorization Management Program (“FedRAMP”) that allows U.S. federal government agencies and contractors to have greater integration with our platform if and when they transition to cloud-based computing. At the same time, maintaining FedRAMP and other such restricted cloud environments places an increased compliance burden upon us, which may increase our internal costs to provide services to government agencies. If we cannot adequately comply with these compliance requirements, our growth could be adversely impacted, and we could incur significant liability and our reputation and business could be harmed.

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

•changes in government procurement programs or applicable requirements;

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

•ability to obtain or maintain the facility clearance required to perform on classified contracts for government customers, or to maintain security clearances for our employees;

•changes to government certification requirements or approved product lists;

•ability to achieve or maintain one or more government certifications, including our existing FedRAMP authorizations;

•ability to maintain products on key government acquisition contracts;

•an extended government shutdown or other potential delays or changes in the government appropriations or other funding authorization processes including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the ongoing COVID-19 pandemic;

•changes in the duration of, and product expansion and offerings in, our contracts and subcontracts with government and prime contractor customers;

•delays in the payment of our invoices by government or prime contractor payment offices; and

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

Our offerings involve the storage and transmission of data, and security breaches and incidents could result in unauthorized access to, or the loss, destruction, misuse, disclosure, modification, corruption, or unavailability of, this information, litigation, indemnity obligations, fines, penalties and other liability. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or our customer’s data or to disrupt our ability to provide services. There is also a danger of industrial espionage, misuse, theft of information or assets (including source code), or damage to assets by people who have gained unauthorized access to our facilities, systems or information. Because there are many different techniques used to obtain unauthorized access to systems and data, and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and incidents and proactively implement adequate preventative measures. Additionally, with many of our employees continuing to work remotely due to the ongoing COVID-19 pandemic, we face an increased risk of attempted security breaches and incidents. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud services, our security measures or those of our third-party service providers could be breached or otherwise fail to prevent unauthorized access to or disclosure, modification, misuse, loss or destruction of such information. Computer malware, ransomware, cyber viruses, social engineering (phishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. The frequency and sophistication of these malicious attacks has increased, and it appears that cyber crimes and cyber criminal networks, some of which may be state-supported, have been provided substantial resources and may target U.S. enterprises or our customers and their use of our products. In the first quarter of fiscal 2019, we took corrective action against an attacker who utilized compromised credentials to access and delete compute capacity in the Splunk Cloud Platform environment. In addition, we do not directly control content that customers store in our offerings. If customers use our offerings for the transmission or storage of personal information or other sensitive types of information and our security measures are, or are believed to have been breached or otherwise to have failed as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential or proprietary information. We make use of third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing, human resources services, customer relationship management, enterprise risk planning and other functions. Although we have developed systems and processes that are designed to protect our business and proprietary information and prevent data loss and other security breaches and incidents, and to reduce the impact of a security breach or incident at a third-party vendor, such measures cannot provide absolute security. We may expend significant resources, adapt our business activities and practices, or modify our operations or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate actual vulnerabilities. There can be no assurance that any security measures that we or our third-party service providers, including third-party providers of cloud infrastructure services (“Cloud Service Providers”), have implemented will be effective against current or future security threats, and we cannot guarantee that our systems and networks or those of our third-party service providers, including Cloud Service Providers, have not been breached or otherwise compromised, or that they and any software in our or their supply chains do not contain vulnerabilities(bugs) or compromised trusted code that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Our ability to mitigate these risks may also be impacted by the acquisition of new companies, requiring us to incorporate and secure different or more complex IT environments. While we maintain measures designed to protect the integrity, confidentiality and security of our data and other data we maintain or otherwise process, our security measures or those of our third-party service providers could fail and result in a compromise of our applications or unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of such data.

Any security breach or other security incident impacting us or any of our third-party service providers, or the perception that one has occurred, could result in a loss of customer confidence in the security of our offerings and damage to our brand, reputation, and market position, result in unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of our data or our customers’ data, reduce the demand for and negatively impact market acceptance of our offerings, disrupt normal business operations, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal claims and liabilities, including litigation, regulatory investigations and enforcement actions, and indemnity obligations, and adversely affect our revenues and operating results. These risks may increase as we continue to grow the number and scale of our cloud services, and process, store, and transmit increasing amounts of data. Additionally, we may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to eliminate or otherwise address vulnerabilities, and we and our third-party service providers may face difficulties or delays in identifying or otherwise responding to any potential security breach or incident and otherwise providing services.

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

The attack against SolarWinds, in which hackers inserted malware into a SolarWinds software update, highlights the growing risk from the infection of trusted third-party software while it is under assembly, known as a supply chain attack. In addition to software supply chain attacks, third-party vulnerabilities may impact our security posture. To mitigate third-party vulnerabilities, we have a threat and vulnerability management program to track and remediate vulnerabilities within service level agreements across our company. Nevertheless, the recent attack on on-premise Microsoft Exchange services highlights the risk that third-party products we use may contain vulnerabilities that can be exploited by adversaries.

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

Data privacy and security have become significant issues in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements, industry standards, or our internal practices. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain types of information. For example, on January 1, 2020, the California Consumer Privacy Act (“CCPA”) went into effect. CCPA requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (“CPRA”), which modifies the CCPA, was approved by California voters in the November 3, 2020 election, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Further, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (“CPA”), which takes effect on July 1, 2023. The CDPA and CPA share similarities with the CCPA, the CPRA, and legislation proposed in other states. Aspects of the CCPA, CPRA, CDPA, and CPA, and their interpretation, remain unclear, and we cannot yet fully predict the impact of these laws or regulations on our business or operations.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy or data protection legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the EU General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and, in addition to imposing stringent obligations relating to data protection and security, authorizes fines up to 4% of global annual revenue for some violations. We relied in part upon the EU-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the European Commission and the Swiss-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the Swiss Administration to provide U.S. companies with a valid data transfer mechanism under EU and Swiss law to permit them to transfer personal data from the European Union and Switzerland to the United States. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield, concluding it did not provide adequate protection for personal data transferred to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-US Privacy Shield on similar grounds. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on standard contractual clauses approved by the European Commission (“SCCs”) to transfer personal data. The CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. In November 2020, the European Commission released a draft of revised SCCs addressing the CJEU concerns, and on June 4, 2021, published new SCCs. The revised SCCs, recommendations and opinions of regulators, and other developments relating to cross-border data transfer, may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, which may increase compliance and related costs, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, financial condition and operating results.

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

The United Kingdom enacted a Data Protection Act in May 2018 that substantially implemented the GDPR, and has implemented legislation referred to as the “UK GDPR” that generally provides for implementation of the GDPR in the United Kingdom. On June 28, 2021, the European Commission announced a decision that the United Kingdom is an “adequate country” to which personal data could be exported from the EEA, but this decision must be renewed and may face challenges in the future, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. Additionally, we cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated in the future. Our EMEA headquarters is in London, causing these areas of uncertainty with respect to United Kingdom data protection law and cross-border personal data transfers to be particularly significant to our operations. Some countries also are considering or have enacted legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.

Complying with the GDPR, CCPA, CPRA, CDPA, and CPA, or other laws, regulations, or other obligations relating to privacy, data protection, data localization or security in the U.S. or other regions worldwide may cause us to incur substantial operational costs or require us to modify our data handling practices and policies, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results. Further, any actual or alleged non-compliance could result in claims and proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results and prevent us from offering certain services where we operate. Some statutory requirements, both in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996 and numerous state statutes, include obligations of companies to notify individuals of security breaches involving certain types of personal information, which could result from breaches experienced by us or our service providers. Any actual or perceived security breach or incident could impact our reputation, harm our customer confidence, hurt our sales and expansion into new markets or cause us to lose existing customers, and could expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach or incident.

In addition to government regulation, self-regulatory standards, industry-specific regulation and other industry standards or requirements may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with, or to facilitate our customers’ compliance with, such standards, regulations or requirements. Regulators in certain industries, such as financial services, have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed. In addition, an inability to satisfy the standards of certain government agencies that our customers may expect may have an adverse impact on our business and results. If in the future we are unable to achieve or maintain industry-specific certifications or other requirements or standards relevant to our customers, it may harm our business and adversely affect our results. Furthermore, because privacy, data protection and data security are critical competitive factors in our industry, we may make statements on our website, in marketing materials, or in other settings about our data processing and data security measures and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. We also expect that laws, regulations, industry standards and other obligations relating to privacy, data protection and security will continue to evolve worldwide, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. We cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of, existing laws and regulations, industry standards, or other obligations may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, and contractual and other obligations, in the U.S. or in multiple jurisdictions, may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, standards, contractual obligations and other obligations relating to privacy and data protection are uncertain, these laws, standards, and contractual and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management practices, our policies or procedures, or the features of our offerings. If so, in addition to the possibility of fines, lawsuits and other claims, we may find it necessary or appropriate to fundamentally change our business activities and practices, including the establishment of localized data storage or other data processing operations, or modify or cease offering certain offerings either generally or in certain geographic regions, any of which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new offerings and features could be limited. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our offerings. Compliance with these regulations may also require us to devote greater resources to support certain customers, which may increase costs and lengthen sales cycles. Any inability to adequately address privacy, data protection or security-related concerns, even if unfounded, or to successfully negotiate privacy, data protection or security-related contractual terms with customers, or to comply with applicable laws, regulations, standards, and other actual and alleged obligations relating to privacy, data protection, and security, could result in additional cost and liability to us, damage our reputation, inhibit sales, slow our sales cycles, and adversely affect our business. Privacy and personal security concerns, whether valid or not valid, may inhibit market adoption of our offerings, particularly in certain industries and foreign countries.

Factors Related to Intellectual Property and Other Proprietary Rights

Failure to protect our intellectual property rights could adversely affect our business and our brand.

Our success and ability to compete depends, in part, on our ability to protect our trade secrets, trademarks, copyrights, patents, know-how, confidential information, proprietary methods and technologies and other intellectual property and proprietary rights, so that we can prevent others from using our inventions, proprietary information and property. We generally rely on patent, copyright, trade secret and trademark laws, and confidentiality or license agreements with our employees, consultants, vendors, customers, partners and others, and generally limit access to and distribution of our proprietary information, in order to protect our intellectual property rights and maintain our competitive position. However, we cannot guarantee that the steps we take to protect our intellectual property rights will be effective. For example, with many of our employees continuing to work remotely, we may be unable to prevent theft or misappropriation of our intellectual property by departing employees.

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

We use open source software in our offerings and business, including as incorporated into software we receive from third-party commercial software vendors or technologies obtained through acquisitions, and expect to continue to use open source software in the future. Use of open source software may entail greater risks than use of third-party commercial software. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or commercialize our products. We may face claims from others alleging breach of license requirements or infringement of intellectual property rights in what we believe to be licensed open source software. In addition, under the terms of some open source licenses, under certain conditions, we could be required to release our proprietary source code that was developed using, incorporating or linked with such open source software, or apply open source licenses to our proprietary software, including authorizing further modification and redistribution. These claims or requirements, including any change to the applicable license terms, could also result in litigation, require us to purchase a costly license, require us to devote additional research and development resources to change our offerings, or require us to cease offering the implicated products unless and until we can find alternative tools or re-engineer them to avoid infringement or release of our proprietary source code, any of which would have a negative effect on our business and operating results. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide updates, warranties, support, indemnities, assurances of title or controls on origin of the software, or other contractual protections regarding infringement claims or the quality of the code. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. Additionally, we, including companies that we acquired, have intentionally made certain proprietary software available on an open source basis, both by contributing modifications back to existing open source projects, and by making certain internally developed tools available pursuant to open source licenses, and we plan to continue to do so in the future. While we have established procedures, including a review process for any such contributions, which is designed to protect any code that may be competitively sensitive, we cannot guarantee that this process has always been applied consistently by us or by companies that we have acquired, prior to the acquisition. Even when applied, because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we may be unable to prevent our competitors or others from using such contributed software source code for competitive purposes, or for commercial or other purposes beyond what we intended. Many of these risks associated with usage of open source software could be difficult to eliminate or manage, and could, if not properly addressed, negatively affect the performance of our offerings and our business.

Factors Related to Reliance on Third Parties

We increasingly rely on third-party providers of cloud infrastructure services to deliver our offerings to users on our platform, and any disruption of or interference with our use of these services could adversely affect our business.

Our cloud services, such as Splunk Cloud Platform, are hosted exclusively by our Cloud Service Providers. We do not have control over the operations or the facilities of Cloud Service Providers that we use, and any changes in a Cloud Service Provider’s service levels, which may be less than 100%, may adversely affect our ability to meet the commitments we make to our customers and their requirements. We currently offer a 100% uptime service level agreement (“SLA”) for Splunk Cloud Platform. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as the usage of our offerings increases. If any of the services provided by the Cloud Service Providers fail or become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, or if we are unable to deliver 100% uptime under our SLAs, our revenues could be reduced, our reputation could be damaged, we could be exposed to legal liability, expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our offerings and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business, financial results and the usage of our offerings. If we are unable to renew our agreements with our Cloud Service Providers on commercially reasonable terms, or our agreement is prematurely terminated, or we need to add new Cloud Services Providers to increase capacity and uptime, we could experience interruptions, downtime, delays, and additional expenses related to transferring to and providing support for these new platforms. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.

If we are unable to maintain successful relationships with our partners, and to help our partners enhance their ability to independently sell and deploy our offerings, our business operations, financial results and growth prospects could be adversely affected.

In addition to our direct sales force, we use partners, such as distributors and resellers, to license, provide professional services and support our offerings. Historically, we have relied on a limited number of such partners for a substantial portion of our total sales, particularly in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions, and for sales to government agencies. For example, sales through our top two partners represented 40% of our revenue in the three months ended July 31, 2021. We expect that sales through partners in all regions will continue to be a significant portion of our revenues for the foreseeable future. As changes in our partner strategy are implemented, including potentially emphasizing partner-sourced transactions, results from sales through our partners may be adversely affected.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $1.0 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”), $1.27 billion aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (the “2027 Notes”), $776.7 million aggregate principal amount of 0.50% Convertible Senior Notes due 2023 (the “2023 Notes”) and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (the “2025 Notes” and collectively, the “Notes”) that we issued in July 2021, June 2020 and September 2018, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow guidance are incorrect, for example, due to unexpected impacts of the ongoing COVID-19 pandemic, our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to meet our debt obligations, including the Notes, which would materially and adversely impact our business, financial condition and operating results.

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

The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock; provided, in the case of the 2026 Notes, a holder of an SL Note (as defined in the indenture governing the 2026 Notes) is required to determine the settlement method for any SL Note converted in connection with the company’s delivery of a Redemption Notice (as defined in the indenture governing the 2026 Notes). If we elect or, in the case of a conversion of the 2026 Notes in connection with a Redemption Notice, are required, to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Holders of the Notes may hedge their positions in the Notes by entering into short positions with respect to the underlying common stock. In addition, any anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

The conditional conversion feature of the 2023 Notes, the 2025 Notes, or the 2027 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2023 Notes, the 2025 Notes, or the 2027 Notes is triggered, holders of such Notes will be entitled under the applicable indenture governing such Notes to convert their Notes at any time during specified periods at their option. If one or more holders of a series of Notes elect to convert such Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

In connection with the offerings of the 2023 Notes, the 2025 Notes and the 2027 Notes, we entered into privately negotiated capped call transactions with certain counterparties (collectively, the “Capped Calls”). The counterparties to the Capped Calls are financial institutions, and we will be subject to the risk that one or more of the counterparties may default, fail to perform or exercise their termination rights under the Capped Calls. Our exposure to the credit risk of the counterparties will not be secured by any collateral. If a counterparty to the Capped Calls becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default, failure to perform or a termination of the Capped Calls by a counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended July 31, 2021:

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
July 16 - July 31	1,652	$138.90	1,652	$770
_________________________
(1)    In June 2021, our board of directors authorized a program to repurchase up to $1.0 billion of our common stock over time. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our common stock, and may be suspended at any time at our discretion. The program does not have an expiration date. Please refer to Note 8 “Stock Compensation Plans and Stockholders’ Equity” in our accompanying Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for additional information.
(2)    The average price paid per share, inclusive of costs associated with the repurchases is $138.91.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT
INDEX

Exhibit Number	Description

4.1
Indenture, dated July 9, 2021, between Splunk Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on July 9, 2021)

4.2	Form of 0.75% Convertible Senior Notes due 2026 (included in Exhibit 4.1)

10.1
Investment Agreement, dated as of June 22, 2021, among Splunk Inc. and Silver Lake Alpine, L.P., Silver Lake Alpine (Offshore Master), L.P. and Silver Lake Partners VI, L.P. (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 22, 2021)

10.2	Employment Offer Letter between the Registrant and Shawn Bice, dated as of April 29, 2021

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 8, 2021

SPLUNK INC.

	By:	/s/ Jason Child
Jason Child
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)