Form 10-Q
period 2021-10-31
SPLUNK INC
filed 2021-12-02
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2021

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

There were 158,787,176 shares of the Registrant’s Common Stock issued and outstanding as of November 24, 2021.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	October 31, 2021	January 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,304,381	$1,771,064
Investments, current	305,228	87,847
Accounts receivable, net	866,914	1,114,199
Prepaid expenses and other current assets	145,111	162,939
Deferred commissions, current	96,110	136,331
Total current assets	2,717,744	3,272,380
Investments, non-current	43,788	13,728
Accounts receivable, non-current	169,215	347,202
Operating lease right-of-use assets	225,003	356,296
Property and equipment, net	128,974	182,780
Intangible assets, net	178,818	206,153
Goodwill	1,401,628	1,334,888
Deferred commissions, non-current	136,600	69,637
Other assets	87,172	85,422
Total assets	$5,088,942	$5,868,486
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$35,617	$9,319
Accrued compensation	297,733	281,986
Accrued expenses and other liabilities	247,383	202,959
Deferred revenue, current	943,963	1,030,484
Total current liabilities	1,524,696	1,524,748
Convertible senior notes, net	3,095,842	2,302,635
Operating lease liabilities	207,291	330,970
Deferred revenue, non-current	69,658	110,418
Other liabilities, non-current	13,747	5,710
Total non-current liabilities	3,386,538	2,749,733
Total liabilities	4,911,234	4,274,481
Commitments and contingencies (Note 3 and 4)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 158,781,806 shares issued and outstanding at October 31, 2021, and 163,147,139 shares issued and outstanding at January 31, 2021	166	163
Accumulated other comprehensive loss	(937)	(592)
Additional paid-in capital	4,846,204	4,063,885
Treasury stock, at cost: 6,885,414 shares at October 31, 2021, and 0 shares at January 31, 2021	(1,000,000)	—
Accumulated deficit	(3,667,725)	(2,469,451)
Total stockholders’ equity	177,708	1,594,005
Total liabilities and stockholders’ equity	$5,088,942	$5,868,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share amounts)	2021	2020	2021	2020
Revenues
Cloud services	$243,042	$144,714	$654,422	$382,736
License	249,021	240,225	611,902	565,424
Maintenance and services	172,688	173,633	506,221	536,147
Total revenues	664,751	558,572	1,772,545	1,484,307
Cost of revenues (1)
Cloud services	100,210	63,354	286,311	176,572
License	1,229	5,009	7,978	16,549
Maintenance and services	86,851	68,417	249,314	204,328
Total cost of revenues	188,290	136,780	543,603	397,449
Gross profit	476,461	421,792	1,228,942	1,086,858
Operating expenses (1)
Research and development	265,145	190,222	772,052	579,643
Sales and marketing	386,932	323,146	1,125,169	966,057
General and administrative	112,750	73,941	399,864	234,746
Total operating expenses	764,827	587,309	2,297,085	1,780,446
Operating loss	(288,366)	(165,517)	(1,068,143)	(693,588)
Interest and other income (expense), net
Interest income	888	2,382	1,774	12,438
Interest expense	(50,723)	(33,972)	(123,326)	(88,557)
Other income (expense), net	411	(710)	334	4,533
Total interest and other income (expense), net	(49,424)	(32,300)	(121,218)	(71,586)
Loss before income taxes	(337,790)	(197,817)	(1,189,361)	(765,174)
Income tax provision	5,532	3,714	8,913	3,258
Net loss	$(343,322)	$(201,531)	$(1,198,274)	$(768,432)

Basic and diluted net loss per share	$(2.14)	$(1.26)	$(7.38)	$(4.83)

Weighted-average shares used in computing basic and diluted net loss per share	160,202	160,515	162,474	158,998
 _________________________
(1)    Amounts include stock-based compensation expense, as follows:

Cost of revenues	$21,350	$13,715	$60,729	$40,903
Research and development	85,060	63,180	243,107	198,033
Sales and marketing	61,946	43,711	181,568	150,932
General and administrative	35,404	18,184	105,553	62,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2021	2020	2021	2020
Net loss	$(343,322)	$(201,531)	$(1,198,274)	$(768,432)
Other comprehensive income (loss)
Net unrealized loss on investments (net of tax)	(73)	(1,093)	(345)	(407)
Foreign currency translation adjustments	—	1,198	—	1,094
Total other comprehensive income (loss)	(73)	105	(345)	687
Comprehensive loss	$(343,395)	$(201,426)	$(1,198,619)	$(767,745)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended October 31,
(In thousands)	2021	2020
Cash flows from operating activities
Net loss	$(1,198,274)	$(768,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,625	67,269
Amortization of deferred commissions	110,105	99,217
Amortization of investment premiums (accretion of discounts), net	1,088	(890)
Amortization of debt discount and issuance costs	98,958	71,655
Gain on extinguishment of convertible senior notes	—	(6,952)
Repurchase of convertible senior notes attributable to the accreted interest related to debt discount	—	(22,149)
Loss on lease termination	52,524	—
Non-cash operating lease costs	(255)	15,783
Stock-based compensation	590,957	452,481
Disposal of property and equipment	33	981
Deferred income taxes	(1,668)	(2,009)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	425,735	190,893
Prepaid expenses and other assets	16,940	(14,456)
Deferred commissions	(136,847)	(99,771)
Accounts payable	9,526	(5,179)
Accrued compensation	15,747	310
Accrued expenses and other liabilities	64,884	(13,497)
Deferred revenue	(128,719)	(132,350)
Net cash used in operating activities	(4,641)	(167,096)
Cash flows from investing activities
Purchases of marketable securities	(358,749)	(87,135)
Maturities of marketable securities	124,454	743,320
Purchases of strategic investments	(15,450)	—
Acquisitions, net of cash acquired	(80,333)	(11,758)
Purchases of property and equipment	(9,830)	(28,307)
Capitalized software development costs	(5,843)	(10,703)
Other investment activities	947	(3,461)
Net cash (used in) provided by investing activities	(344,804)	601,956
Cash flows from financing activities
Proceeds from the exercise of stock options	1,866	3,084
Proceeds from employee stock purchase plan	48,246	44,214
Proceeds from the issuance of convertible senior notes, net of issuance costs	982,210	1,246,544
Purchase of capped calls	—	(137,379)
Partial repurchase of convertible senior notes	—	(668,929)
Repurchases of common stock	(1,000,000)	—
Taxes paid related to net share settlement of equity awards	(149,560)	(49,235)
Net cash (used in) provided by financing activities	(117,238)	438,299
Effect of exchange rate changes on cash and cash equivalents	—	451
Net (decrease) increase in cash and cash equivalents	(466,683)	873,610
Cash and cash equivalents at beginning of period	1,771,064	778,653
Cash and cash equivalents at end of period	$1,304,381	$1,652,263

Supplemental disclosures
Cash paid for income taxes	$9,491	$8,406
Cash paid for interest	13,909	22,861
Non-cash investing and financing activities
Increase in accrued purchases of property and equipment	2,906	10,455
Equity consideration for acquisition	939	—
Vesting of early exercised options	87	164
Costs related to issuance of convertible senior notes included in accrued expenses and other liabilities	290	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2021	2020	2021	2020
Common stock
Balance, beginning of period	$165	$160	$163	$157
Vesting of restricted and performance stock units	1	2	3	4
Issuance of common stock upon ESPP purchase	—	—	—	1
Balance, end of period	$166	$162	$166	$162
Additional paid-in capital
Balance, beginning of period	$4,689,282	$3,802,423	$4,063,885	$3,566,055
Stock-based compensation	203,760	138,790	590,957	452,481
Capitalized software development costs	226	2,012	2,116	5,862
Issuance of common stock upon exercise of options	692	413	1,866	3,083
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	939	—
Vesting of early exercised options	24	47	87	164
Taxes paid related to net share settlement of equity awards	(47,780)	(7)	(149,563)	(49,235)
Issuance of common stock upon ESPP purchase	—	—	48,246	44,214
Equity component of convertible senior notes, net	—	—	287,671	342,062
Purchase of capped calls	—	—	—	(137,379)
Partial repurchase of convertible senior notes	—	—	—	(283,629)
Balance, end of period	$4,846,204	$3,943,678	$4,846,204	$3,943,678
Treasury stock
Balance, beginning of period	$(229,515)	$—	$—	$—
Repurchases of common stock	(770,485)	—	(1,000,000)	—
Balance, end of period	$(1,000,000)	$—	$(1,000,000)	$—
Accumulated other comprehensive loss
Balance, beginning of period	$(864)	$(4,730)	$(592)	$(5,312)
Unrealized loss from investments (net of tax)	(73)	(1,093)	(345)	(407)
Net change in cumulative translation adjustments	—	1,198	—	1,094
Balance, end of period	$(937)	$(4,625)	$(937)	$(4,625)
Accumulated deficit
Balance, beginning of period	$(3,324,403)	$(2,128,372)	$(2,469,451)	$(1,561,471)
Net loss	(343,322)	(201,531)	(1,198,274)	(768,432)
Balance, end of period	$(3,667,725)	$(2,329,903)	$(3,667,725)	$(2,329,903)

Total stockholders’ equity	$177,708	$1,609,312	$177,708	$1,609,312

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

COVID-19

The novel coronavirus (“COVID-19”) has created, and may continue to create, significant uncertainty in macroeconomic conditions. The full extent to which the COVID-19 pandemic will directly or indirectly impact the global economy, the lasting social effects, and impact on our business, results of operations, and financial condition will depend on future developments, such as the duration, spread, and severity and potential recurrence of the virus and its variants, the availability of COVID-19 vaccines and vaccination rates, both globally and in the U.S., that are highly uncertain and cannot be accurately predicted. As of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or adjust the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our condensed consolidated financial statements.

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

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Foreign currency transaction gains and losses are included in “Other income (expense), net” on our condensed consolidated statements of operations and were not material for the three and nine months ended October 31, 2021 and 2020.

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

Recently Adopted Accounting Standards

We did not adopt any new accounting standards in the period ended October 31, 2021.

Recently Issued Accounting Pronouncements

Standard	Description	Effective Date	Effect on the Condensed Consolidated Financial Statements (or Other Significant Matters)
Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815 - 40)	This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity, which reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments will no longer have to be separated into debt and equity components. Convertible debt instruments will be reported as a single liability and convertible preferred stock will be reported as a single equity instrument. Similarly, the embedded conversion feature will no longer be amortized as interest expense over the life of the instrument. Instead, a convertible debt instrument will be accounted for wholly as debt unless 1) a convertible instrument contains features that require bifurcation as a derivative, or 2) a convertible debt instrument was issued at a substantive premium. Among other potential impacts, this ASU is expected to reduce reported interest expense, decrease reported net loss, and result in a reclassification of certain conversion feature balance sheet amounts from stockholder’s equity to liabilities as it relates to the convertible senior notes. This ASU also simplifies the diluted earnings per share calculations by requiring the use of the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations.	First quarter of fiscal 2023.	We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	This ASU amends the guidance on accounting related to contract assets and liabilities acquired in business combinations. Entities will be required to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. Prior to this ASU, an acquirer generally recognizes contract assets and contract liabilities at fair value on the acquisition date. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update.	First quarter of fiscal 2024. Early adoption is permitted.	We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	October 31, 2021				January 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$911,679	$—	$—	$911,679	$933,058	$—	$—	$933,058
U.S. treasury securities	—	20,065	—	20,065	—	75,068	—	75,068
Corporate bonds	—	136,046	—	136,046	—	12,779	—	12,779
Commercial paper	—	164,673	—	164,673	—	—	—	—
Reported as:
Assets:
Cash and cash equivalents				$911,679				$933,058
Investments, current				305,228				87,847
Investments, non-current				15,556				—
Total				$1,232,463				$1,020,905

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table presents our investments in available-for-sale debt securities as of October 31, 2021:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$20,067	$—	$(2)	$20,065
Corporate bonds	120,613	—	(123)	120,490
Commercial paper	164,740	—	(67)	164,673
Investments, non-current:
Corporate bonds	15,582	—	(26)	15,556
Total available-for-sale investments	$321,002	$—	$(218)	$320,784

The following table presents our investments in available-for-sale debt securities as of January 31, 2021:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. treasury securities	$75,032	$36	$—	$75,068
Corporate bonds	12,765	14	—	12,779
Total available-for-sale investments	$87,797	$50	$—	$87,847

The following table presents the fair values and unrealized losses related to our investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of October 31, 2021:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$20,065	$(2)	$—	$—	$20,065	$(2)
Corporate bonds	136,046	(149)	—	—	136,046	(149)
Commercial paper	164,673	(67)	—	—	164,673	(67)
Total	$320,784	$(218)	$—	$—	$320,784	$(218)

As of January 31, 2021, we did not have any investments in available-for-sale debt securities in an unrealized loss position.

The contractual maturities of our investments as of October 31, 2021 are as follows (in thousands):

Due within one year	$305,228
Due within one to two years	15,556
Total	$320,784

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

Equity Investments

Our equity investments are included in “Investments, non-current” on our condensed consolidated balance sheets. The following table provides a summary of our equity investments:

(In thousands)	October 31, 2021	January 31, 2021
Equity investments without readily determinable fair values	$25,777	$10,244
Equity investments under the equity method of accounting	2,455	3,484
Total	$28,232	$13,728

(3)    Commitments and Contingencies

Legal Proceedings

A putative class action lawsuit alleging violations of the federal securities laws was filed on December 4, 2020 in the U.S. District Court for the Northern District of California (the “Court”) against us, our former CEO and our CFO. The initial complaint alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for allegedly making materially false and misleading statements regarding our financial guidance and asserted a putative class period of October 21, 2020 to December 2, 2020. On March 16, 2021, the Court appointed Louisiana Sheriffs’ Pension & Relief Fund as lead plaintiff and approved its selection of lead plaintiff counsel in the case. On June 7, 2021, the lead plaintiff filed an amended complaint which expands the putative class period to run from March 26, 2020 to December 2, 2020 and alleges that defendants made materially false and misleading statements regarding our marketing efforts, hiring practices, and retention of personnel. The lead plaintiff seeks unspecified monetary damages and other relief. On July 27, 2021, defendants filed a motion to dismiss the amended complaint, which has been fully briefed and is under submission for decision by the Court.

Several derivative lawsuits related to the securities class action were filed in February, March, and April 2021 in the U.S. District Court for the Northern District of California and California Superior Court, San Francisco County. The lawsuits name our CEO, our CFO, and many of our board members, including our interim CEO, as defendants, and the company as a nominal defendant. The lawsuits allege claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against the defendants, and claims for contribution under Sections 10(b) and 21D of the Exchange Act against only our CEO and CFO. The plaintiffs seek unspecified monetary damages and other relief on behalf of the company. The court has stayed the actions pursuant to stipulation of the parties until after a ruling on the pending motion to dismiss the federal securities case. On August 9, 2021, we received a demand letter alleging claims similar to those in the derivative lawsuits and requesting that our board of directors launch an investigation on such matters.

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

As permitted under Delaware law, we have entered into indemnification agreements with our officers, directors and certain employees, indemnifying them for certain events or occurrences in connection with their service as our officers or directors or those of our direct and indirect subsidiaries.

Claims and reimbursements under indemnification arrangements have not been material to our condensed consolidated financial statements; therefore, there is no accrual of such amounts as of October 31, 2021 and January 31, 2021. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

(4)    Leases

In April 2021, we entered into an agreement to terminate our lease of certain office space located in San Jose, CA and ceased use of the space as of April 30, 2021. As a result, the related right-of-use asset and leasehold improvements balances were written off and we have no remaining liability as of October 31, 2021. In total, a $55.2 million loss was recognized during the nine months ended October 31, 2021, which includes certain termination-related fees. The loss is included in “General and administrative” expenses on our condensed consolidated statement of operations. As of January 31, 2021, we had $155.5 million in related operating lease commitments.

(5)    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

(In thousands)	October 31, 2021	January 31, 2021
Computer equipment and software	$74,913	$70,628
Furniture and fixtures	28,626	33,142
Leasehold and building improvements (1)	141,768	180,956
Capitalized software development costs (2)	31,754	23,795
Property and equipment, gross	277,061	308,521
Less: accumulated depreciation and amortization	(148,087)	(125,741)
Property and equipment, net	$128,974	$182,780
_________________________
(1)    Includes costs related to assets not yet placed into service of $6.1 million and $25.4 million, as of October 31, 2021 and January 31, 2021, respectively.
(2)    Includes costs related to projects still under development of $2.5 million and $16.7 million, as of October 31, 2021 and January 31, 2021, respectively.

Depreciation and amortization expense related to Property and equipment, net was $9.9 million and $9.8 million for the three months ended October 31, 2021 and 2020, respectively, and $30.8 million and $23.3 million for the nine months ended October 31, 2021 and 2020, respectively.

Geographic Information

The following table presents our long-lived assets, which consist of property and equipment, net of depreciation and amortization, and operating lease right-of-use assets by geographic region:

(In thousands)	October 31, 2021	January 31, 2021
United States	$298,975	$476,575
United Kingdom	43,452	50,460
Other International	11,550	12,041
Total long-lived assets	$353,977	$539,076

Other than each of the United States and the United Kingdom, no other individual country represented 10% or more of our total long-lived assets as of October 31, 2021 or January 31, 2021.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (in months)
Developed technology	$10,100	36
Customer relationships	6,400	36
Total intangible assets acquired	$16,500

Goodwill

Goodwill balances are presented below:

(In thousands)	Carrying Amount
Balance as of January 31, 2021	$1,334,888
Goodwill acquired	66,740
Balance as of October 31, 2021	$1,401,628

There was no impairment of goodwill during the nine months ended October 31, 2021 or 2020.

Intangible Assets

Intangible assets subject to amortization as of October 31, 2021 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$283,400	$(155,721)	$127,679	49
Customer relationships	92,710	(42,792)	49,918	32
Other acquired intangible assets	7,394	(6,173)	1,221	11
Total intangible assets subject to amortization	$383,504	$(204,686)	$178,818

Intangible assets subject to amortization as of January 31, 2021 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$273,349	$(127,072)	$146,277	57
Customer relationships	86,310	(28,778)	57,532	41
Other acquired intangible assets	7,420	(5,076)	2,344	19
Total intangible assets subject to amortization	$367,079	$(160,926)	$206,153

Amortization expense from acquired intangible assets was $14.1 million and $13.8 million for the three months ended October 31, 2021 and 2020, respectively, and $43.8 million and $43.1 million for the nine months ended October 31, 2021 and 2020, respectively.

The expected future amortization expense for acquired intangible assets as of October 31, 2021 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Remaining fiscal 2022	$14,049
Fiscal 2023	55,448
Fiscal 2024	48,892
Fiscal 2025	33,010
Fiscal 2026	17,058
Thereafter	10,361
Total amortization expense	$178,818

(7)    Convertible Senior Notes

Convertible Senior Notes Due 2026

On July 9, 2021, we issued $1.0 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”). The 2026 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2026 Notes was $981.7 million, net of issuance costs, some of which were unpaid as of October 31, 2021.

The 2026 Notes will mature on July 15, 2026, unless earlier redeemed, repurchased or converted. The 2026 Notes will bear interest from July 9, 2021, at a rate of 0.75% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2022.

The initial conversion rate for the 2026 Notes is 6.25 shares of our common stock per $1,000 principal amount of the 2026 Notes, which is equivalent to an initial conversion price of approximately $160.00 per share of our common stock, subject to adjustment upon the occurrence of certain specified events. The initial conversion price of the 2026 Notes represents a premium of approximately 30.0% to the volume weighted average price of our common stock on the Nasdaq Global Select Market over a 10-day period of approximately $123.08 per share ending on June 21, 2021, which was the date the pricing of the 2026 Notes was determined.

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

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture; provided, in the case of the 2026 Notes, the holder is to determine the settlement method related to any notes converted in connection with the exercise of our redemption option as mentioned above. Subject to the provisions described in the immediately preceding sentence, upon any conversion of the 2023

Notes, 2025 Notes, 2026 Notes, and 2027 Notes (together the “Notes”), it is our current intent to settle the first $1,000 of conversion value of each $1,000 principal amount of such notes in cash and the remaining conversion value, if any, in shares of common stock. If we undergo a fundamental change (as defined in the applicable indenture governing the relevant series of notes), holders may require us to repurchase for cash all or any portion of their notes of the relevant series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the relevant maturity date of a series of notes or if we deliver a notice of redemption in respect of a series of notes, we will, in certain circumstances, increase the conversion rate of the relevant series of notes for a holder of such series who elects to convert its notes of the applicable series in connection with such corporate event or notice of redemption, as the case may be. During the three months ended October 31, 2021, the conditions allowing holders of the Notes to convert or redeem were not met. The Notes are not required to be settled in cash within the next twelve months and as such are classified as long-term debt on our condensed consolidated balance sheet as of October 31, 2021.

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

The 2023 Notes Partial Repurchase resulted in a gain on extinguishment of convertible senior notes, which is included in “Other income (expense), net” on our consolidated statements of operations, and was calculated as follows:

(In thousands)	2023 Notes Partial Repurchase
Net carrying amount of the liability component associated with the 2023 Notes Partial Repurchase	$414,401
Less: Cash consideration allocated to the liability component	(407,449)
Gain from the 2023 Notes Partial Repurchase	$6,952

The net carrying amounts of the liability component for each series of notes as of October 31, 2021 were as follows:

(In thousands)	2023 Notes (1)	2025 Notes	2026 Notes	2027 Notes
Liability component:
Principal amount	$776,661	$862,500	$1,000,000	$1,265,000
Unamortized discount	(66,885)	(143,817)	(277,964)	(289,228)
Unamortized issuance costs	(2,610)	(3,957)	(12,078)	(11,780)
Net carrying amount	$707,166	$714,726	$709,958	$963,992
_________________________
(1)    Reflects the impact of the 2023 Notes Partial Repurchase on June 5, 2020, as discussed above.

The following tables sets forth the interest expense related to each series of notes:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2021	2020	2021	2020
2023 Notes:
Coupon interest expense	$971	$971	$2,913	$3,726
Amortization of debt discount (conversion option)	8,497	8,040	24,832	30,062
Amortization of debt issuance costs	331	315	968	1,174
Total interest expense related to the 2023 Notes	$9,799	$9,326	$28,713	$34,962

2025 Notes:
Coupon interest expense	$2,426	$2,426	$7,278	$7,278
Amortization of debt discount (conversion option)	8,253	7,767	24,037	22,728
Amortization of debt issuance costs	227	213	662	624
Total interest expense related to the 2025 Notes	$10,906	$10,406	$31,977	$30,630

2026 Notes:
Coupon interest expense	$1,875	$—	$2,333	$—
Amortization of debt discount (conversion option)	12,107	—	15,067	—
Amortization of debt issuance costs	510	—	643	—
Total interest expense related to the 2026 Notes	$14,492	$—	$18,043	$—

2027 Notes:
Coupon interest expense	$3,558	$3,558	$10,674	$5,732
Amortization of debt discount (conversion option)	10,809	10,168	31,468	16,398
Amortization of debt issuance costs	440	414	1,281	668
Total interest expense related to the 2027 Notes	$14,807	$14,140	$43,423	$22,798

As of October 31, 2021, the estimated fair values of the 2023 Notes, the 2025 Notes, and the 2027 Notes, based on Level 2 inputs, were approximately $0.98 billion, $1.13 billion, and $1.32 billion, respectively. As of October 31, 2021, the estimated fair value of the 2026 Notes, based on Level 3 inputs, was $0.72 billion.

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

(8)    Stock Compensation Plans and Stockholders’ Equity

Equity Incentive Plans

The following table summarizes the stock option, restricted stock unit (“RSU”) and performance unit (“PSU”) activity under our 2012 Equity Incentive Plan during the nine months ended October 31, 2021:

	Options Outstanding				RSUs and PSUs Outstanding
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
			(in years)	(in thousands)
Balances as of January 31, 2021	418,743	$11.37	5.85	$64,342	11,236,903
Additional shares authorized
Options granted (2)	41,772	16.83
Options exercised	(150,730)	12.38
Options forfeited and expired	(25,857)	11.92
RSUs and PSUs granted					7,311,341
RSUs and PSUs vested					(2,992,540)
RSUs and PSUs forfeited and canceled					(2,390,336)
Balances as of October 31, 2021	283,928	$11.59	5.58	$43,505	13,165,368
Vested and expected to vest	279,835	$11.58	5.56	$42,882	12,361,997
Exercisable as of October 31, 2021	159,524	$10.82	4.43	$24,566
 _________________________
(1)    The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of October 31, 2021.
(2)    All options granted were equity awards assumed in connection with the TruSTAR acquisition.

During the nine months ended October 31, 2021 and 2020, upon each settlement date of our outstanding RSUs to then current employees, RSUs were withheld to cover the required withholding tax, which was based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity on our condensed consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs were not considered issued and outstanding. These shares were returned to the reserves and are available for future issuance under our 2012 Equity Incentive Plan. We may also require employees to sell a portion of the shares that they received upon the vesting of RSUs in order to cover any required withholding taxes.

During the nine months ended October 31, 2021, we granted 516,686 PSUs to certain executives under our 2012 Equity Incentive Plan, which includes both PSUs awarded but not yet earned, as well as PSUs earned and eligible to vest. The number of PSUs granted that were earned and eligible to vest were determined after a one-year performance period, based on achievement of certain company financial performance measures and the recipient’s continued service with us. The number of shares of our stock to be received based on financial performance measures can range from 0% to 200% of the target amount. Compensation expense for PSUs with financial performance measures is measured using the fair value at the date of grant and recorded over the vesting period of three or four years under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. Additionally, beginning in fiscal 2019, our PSUs granted contain an additional market performance measure that can increase the number of shares earned by up to an additional 50% of the shares received based on the financial performance measure.

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

The following table presents unrecognized compensation cost related to stock options, RSUs, PSUs and restricted stock awards (“RSA”) as of October 31, 2021 and the weighted-average grant date fair value of stock options, RSUs, PSUs, and RSAs granted during the nine months ended October 31, 2021:

	Unrecognized Compensation Cost (in thousands)	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Grant Date Fair Value Per Share
Stock options	$11,810	1.3	$105.32
RSUs	1,465,189	2.5	146.14
PSUs	80,192	1.1	155.53
RSAs	31,288	1.7	121.20
Total unrecognized compensation cost	$1,588,479

The following table summarizes our RSA activity during the nine months ended October 31, 2021:

Shares
Outstanding as of January 31, 2021	485,683
RSAs issued in connection with acquisition	10,932
RSAs vested	(192,619)
RSAs forfeited and canceled	(1,400)
Outstanding as of October 31, 2021	302,596

Stock Repurchase Program

In June 2021, our board of directors authorized and approved a stock repurchase program of up to $1.0 billion of our outstanding common stock. As of October 31, 2021, we repurchased 6.9 million shares of common stock with a total price of $1.0 billion, under trading plans complying with Rule 10b5-1 under the Exchange Act, at an average price of $145.23 per share. The repurchased shares are reflected as treasury stock on our condensed consolidated balance sheets and statement of stockholders’ equity.

(9)    Revenues, Accounts Receivable, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2021	2020	2021	2020
Revenues
Cloud services	$243,042	$144,714	$654,422	$382,736
License	249,021	240,225	611,902	565,424
Maintenance and services	172,688	173,633	506,221	536,147
Total revenues	$664,751	$558,572	$1,772,545	$1,484,307

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2021	2020	2021	2020
United States	$489,492	$399,445	$1,252,774	$1,010,951
International	175,259	159,127	519,771	473,356
Total revenues	$664,751	$558,572	$1,772,545	$1,484,307

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented.

The following table presents revenues by channel partners representing 10% or more of total revenues:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Channel Partner A	27%	26%	27%	28%
Channel Partner B	19%	15%	16%	15%

The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three or nine months ended October 31, 2021 or 2020, respectively.

Accounts Receivable

The following table presents total current and non-current accounts receivable by channel partners representing 10% or more of total current and non-current accounts receivable:

	October 31, 2021	January 31, 2021
Channel Partner A	22%	26%

The COVID-19 pandemic and the recent economic downturn prompted us to perform additional credit reviews of our existing customers. After performing our additional reviews using a current expected credit loss model, we determined that, while there may be delays in certain of our collections, the risk of credit loss on our accounts receivable as of October 31, 2021 is low. As this is consistent with the results of our risk assessment, no significant adjustments to our allowance for doubtful accounts were made.

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2021 and 2020 were $606.6 million and $662.7 million during the nine months ended October 31, 2021 and 2020, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $2.07 billion as of October 31, 2021, of which we expect to recognize approximately 65% as revenue over the next 12 months and the remainder thereafter.

(10)    Income Taxes

We are subject to income taxes in the U.S. and in foreign jurisdictions. We base our interim tax accruals on an estimated annual effective tax rate applied to year-to-date income, and we record discrete tax items in the period to which they relate. In each quarter, we update our estimated annual effective tax rate and make a year-to-date adjustment to our tax provision as necessary. Our fiscal 2022 annual effective rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on our U.S. losses. For the three months ended October 31, 2021 and 2020, we recorded income tax expense of $5.5 million and $3.7 million, respectively. For the nine months ended October 31, 2021 and 2020, we recorded income tax expense of $8.9 million and $3.3 million, respectively.

During the three months ended October 31, 2021, there were no material changes to our unrecognized tax benefits, and we do not expect material changes in our unrecognized tax benefits within the next twelve months. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(343,322)	$(201,531)	$(1,198,274)	$(768,432)
Denominator:
Weighted-average common shares outstanding	160,525	161,114	162,838	159,717
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(323)	(599)	(364)	(719)
Weighted-average shares used to compute net loss per share, basic and diluted	160,202	160,515	162,474	158,998

Net loss per share, basic and diluted	$(2.14)	$(1.26)	$(7.38)	$(4.83)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of October 31,
(In thousands)	2021	2020
Shares subject to outstanding common stock options	284	460
Shares subject to outstanding RSUs, PSUs and RSAs	13,468	11,124
Employee stock purchase plan	1,198	356
Shares underlying the conversion spread in the convertible senior notes	273	2,882
Total	15,223	14,822

As of October 31, 2021, the aggregate outstanding principal amount under the Notes is potentially convertible into 22.3 million shares of our common stock. Since we expect to settle the principal amount of our convertible senior notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the “conversion spread”) is considered in the diluted earnings per share calculation. The conversion spread has a potentially dilutive effect on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $148.30 per share for the 2023 Notes and the 2025 Notes, $160.00 per share for the 2026 Notes, and $255.34 per share for the 2027 Notes.

During the three months ended October 31, 2021, the average market price of our common stock was $152.05, which exceeded the initial conversion price of the 2023 Notes and the 2025 Notes. Accordingly, we calculated the potentially dilutive effect of the conversion spread for the 2023 Notes and 2025 Notes, which is included in the table above. We excluded the potentially dilutive effect of the conversion spread for the 2026 Notes and 2027 Notes as the average market price of our common stock during the three months ended October 31, 2021 was less than the conversion price of the 2026 Notes and 2027 Notes.

In connection with the issuance of the 2023 Notes, 2025 Notes, and 2027 Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

(12)    Subsequent Event

In November 2021, the Company announced that Douglas Merritt stepped down as President and CEO of the Company. As part of his transition, the Company entered into an amendment to Mr. Merritt’s employment offer letter dated November 16, 2015, as amended by letter agreements effective as of March 20, 2019 and April 24, 2020 (the “Merritt Offer Letter”), pursuant to which Mr. Merritt resigned from the Company’s board of directors and confirmed his position as strategic advisor to the interim CEO. The amendment also provides that the Company will not terminate Mr. Merritt’s employment other than for “Cause” (as defined in the Merritt Offer Letter) prior to February 1, 2022. There have been no other changes to Mr. Merritt’s compensation or employment terms.

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
•our acquisitions, including the expected benefits of such acquisitions;
•the effects of the COVID-19 pandemic on our business and our operations;
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

We have utilized and expect to continue to engage in acquisitions to contribute to our long-term growth objectives. During fiscal 2021, we acquired companies that expand our observability capabilities, including companies that offer auto-instrumentation, real user monitoring, application performance monitoring, advanced synthetic monitoring, web optimization and network performance monitoring. During fiscal 2022, we have continued to invest in our long-term growth including through our acquisition of TruSTAR Technology, Inc., a provider of an intelligence platform for cybersecurity and threat data.

Impact of COVID-19 on our Business

The ongoing COVID-19 pandemic has created significant global economic uncertainty, adversely impacted the business of some of our customers, partners and vendors, and has impacted our business and results of operations in the past and could further impact our results of operations and our cash flows in the future.

COVID-19 has continued to impact, and could further impact, our business and that of our customers as a result of quarantines, various local, state and federal government public health orders, and other restrictions. For example, we are monitoring office use in the global offices we have selected to re-open, allowing all of our employees to continue to work remotely if they prefer, allowing our employees to elect not to travel, implementing in-person, onsite and travel safety protocols, and we have shifted certain of our customer-focused and corporate events to online-only or hybrid experiences. These operational changes could extend into future quarters. The long-term impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration, spread, and severity of the virus and its variants, as well as the efficacy of vaccines and vaccine distribution, the response of our U.S. employees to the federal vaccine mandate, and the timing and trajectory of the economic recovery as well as consumer behavior as the recovery develops. Our future performance will also depend on the continuing impact of COVID-19 on our customers, partners, employee productivity and retention and sales cycles, including as a result of travel restrictions and limitations. These potential developments are uncertain and cannot be predicted and as such, the extent to which COVID-19 will continue to impact our business, operations, financial condition and results of operations over the long term is unknown. Furthermore, due to our shift to a subscription model, the effect of COVID-19 may not be fully reflected in our results of operations and overall financial performance until future periods.

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

The following presents our Cloud ARR and Total ARR (in millions):

Number of Customers with ARR Greater than $1 Million

We monitor the number of customers with Cloud ARR and Total ARR greater than $1 million at the end of a reporting period. An increase in this metric is an indicator of our ability to attract and scale with large enterprise customers who may have a broader array of use cases that align with the Splunk Platform. The following presents the number of our customers with Cloud ARR and Total ARR greater than $1 million:

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

Financial Summary
(Dollars in millions)

Three Months Ended October 31, 2021 and 2020

Our customer base spans numerous industry verticals, including cloud and online services, education, financial services, government, healthcare/pharmaceuticals, industrials/manufacturing, media/entertainment, retail/ecommerce, technology and telecommunications, among others. As of October 31, 2021, our customers include over 90 of the Fortune 100 companies.

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

•Maintenance revenues. When a term license is purchased, maintenance is bundled with the license for the term of the license period. While we only sell perpetual licenses on an exception basis, for any existing perpetual license customers, maintenance is usually renewed on an annual basis. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. Revenue related to maintenance of licenses as a percentage of total revenues were 18% and 22% for the three months ended October 31, 2021 and 2020, respectively. Maintenance revenues as a percentage of total revenues were 20% and 24% for the nine months ended October 31, 2021 and 2020, respectively.

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

Condensed Consolidated Statements of Operations Data

(In thousands and as % of revenues)	Three Months Ended October 31,				Nine Months Ended October 31,
	2021		2020		2021		2020
Revenues
Cloud services	$243,042	36.6%	$144,714	25.9%	$654,422	36.9%	$382,736	25.8%
License	249,021	37.5	240,225	43.0	611,902	34.5	565,424	38.1
Maintenance and services	172,688	26.0	173,633	31.1	506,221	28.6	536,147	36.1
Total revenues	664,751	100.0	558,572	100.0	1,772,545	100.0	1,484,307	100.0
Cost of revenues
Cloud services (1)	100,210	41.2	63,354	43.8	286,311	43.8	176,572	46.1
License (1)	1,229	0.5	5,009	2.1	7,978	1.3	16,549	2.9
Maintenance and services (1)	86,851	50.3	68,417	39.4	249,314	49.3	204,328	38.1
Total cost of revenues	188,290	28.3	136,780	24.5	543,603	30.7	397,449	26.8
Gross profit	476,461	71.7	421,792	75.5	1,228,942	69.3	1,086,858	73.2
Operating expenses
Research and development	265,145	39.9	190,222	34.1	772,052	43.6	579,643	39.1
Sales and marketing	386,932	58.2	323,146	57.9	1,125,169	63.5	966,057	65.1
General and administrative	112,750	17.0	73,941	13.2	399,864	22.6	234,746	15.8
Total operating expenses	764,827	115.1	587,309	105.1	2,297,085	129.6	1,780,446	120.0
Operating loss	(288,366)	(43.4)	(165,517)	(29.6)	(1,068,143)	(60.3)	(693,588)	(46.7)
Interest and other income (expense), net
Interest income	888	0.1	2,382	0.4	1,774	0.1	12,438	0.8
Interest expense	(50,723)	(7.6)	(33,972)	(6.1)	(123,326)	(7.0)	(88,557)	(6.0)
Other income (expense), net	411	0.1	(710)	(0.1)	334	—	4,533	0.3
Total interest and other income (expense), net	(49,424)	(7.4)	(32,300)	(5.8)	(121,218)	(6.8)	(71,586)	(4.8)
Loss before income taxes	(337,790)	(50.8)	(197,817)	(35.4)	(1,189,361)	(67.1)	(765,174)	(51.6)
Income tax provision	5,532	0.8	3,714	0.7	8,913	0.5	3,258	0.2
Net loss	$(343,322)	(51.6)%	$(201,531)	(36.1)%	$(1,198,274)	(67.6)%	$(768,432)	(51.8)%
_________________________
(1)    Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended October 31, 2021 and 2020

Revenues
(Dollars in millions)

Three Months Ended October 31, 2021 and 2020
Total revenues increased $106.2 million, or 19.0%, primarily due to the following:

+    increase of $98.3 million, or 67.9%, in cloud services revenues
+    increase of $8.8 million, or 3.7%, in license revenues
-    decrease of $0.9 million, or (0.5)%, in maintenance and services revenues

Our transition to a subscription model has impacted, and it will continue to impact, the timing of our recognition of revenue as an increasing percentage of our sales becomes recognized ratably. The increase in cloud services revenues reflects the continued customer adoption of our cloud solutions. Our customers are increasingly purchasing our Splunk Cloud Platform service as it delivers the benefits of Splunk Enterprise, while eliminating the need to purchase, deploy and manage infrastructure. The increase in license revenues is a result of increased license bookings during the three months ended October 31, 2021, as compared to the three months ended October 31, 2020. Maintenance and services revenues, which includes revenue related to the maintenance of term and perpetual licenses sold in prior periods, decreased as our customers shift more of their new purchases to cloud and we alter our services offerings to align with their success in using our cloud services.

Cost of Revenues and Gross Margin
(Dollars in millions)

Three Months Ended October 31, 2021 and 2020
Total cost of revenues increased $51.5 million, or 37.7%, primarily due to the increase in cloud services cost of revenues, as a result of our ongoing transition to a subscription model.

Cloud services cost of revenues increased $36.9 million, or 58.2%, primarily due to the following:

+    increase of $23.0 million in third-party hosting fees to support our cloud services
+    increase of $7.2 million in salaries and benefits, including stock-based compensation expense as we increased headcount
+    increase of $3.1 million in overhead expenses
+    increase of $2.3 million in third-party consulting services

Maintenance and services cost of revenues increased $18.4 million, or 26.9%, primarily due to the following:

+    increase of $12.5 million in salaries and benefits, including stock-based compensation expense as we increased headcount

+    increase of $4.2 million in third-party consulting services

Maintenance and services gross margins are declining as the ratio of higher margin maintenance revenues decline in conjunction with a higher proportion of cloud revenues.

Total gross margin decreased primarily due to a shift in the overall revenue mix in favor of cloud services, which have lower gross margins than our license business.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Three Months Ended October 31, 2021 and 2020
Research and development expense increased $74.9 million, or 39.4%, primarily due to the following:

+    increase of $61.0 million in salaries and benefits, which includes an $21.9 million increase in stock-based compensation expense as we increased headcount
+    increase of $6.2 million in third-party hosting fees to support our product development efforts
+    increase of $3.0 million in overhead expenses
+    increase of $2.4 million in third-party consulting services

Sales and Marketing Expense

Three Months Ended October 31, 2021 and 2020
Sales and marketing expense increased $63.8 million, or 19.7%, primarily due to the following:

+    increase of $40.5 million in salaries and benefits, which includes a $18.2 million increase in stock-based compensation expense as we increased headcount
+    increase of $7.1 million in marketing expenses
+    increase of $4.8 million in third-party consulting services
+    increase of $4.1 million in overhead expenses
+    increase of $3.0 million in travel-related expenses

General and Administrative Expense

Three Months Ended October 31, 2021 and 2020
General and administrative expense increased $38.8 million, or 52.5%, primarily due to the following:

+    increase of $38.5 million in salaries and benefits, which includes a $17.2 million increase in stock-based compensation expense as we increased headcount

Interest and Other Income (Expense), net

	Three Months Ended October 31,
(In thousands)	2021	2020
Interest and other income (expense), net
Interest income	$888	$2,382
Interest expense	(50,723)	(33,972)
Other income (expense), net	411	(710)
Total interest and other income (expense), net	$(49,424)	$(32,300)

Three Months Ended October 31, 2021 and 2020
Interest and other income (expense), net reflects a net increase in expense of $17.1 million, primarily due to an increase in interest expense related to our convertible notes driven by the issuance of the 2026 Notes in June 2021 which contributed a full quarter of interest expense during the three months ended October 31, 2021 as compared to a partial quarter of interest expense during the three months ended October 31, 2020.

Income Tax Provision (Benefit)

	Three Months Ended October 31,
(In thousands)	2021	2020
Income tax provision (benefit)	$5,532	$3,714

Three Months Ended October 31, 2021 and 2020
For the three months ended October 31, 2021 and 2020, we recorded an income tax provision of $5.5 million and $3.7 million, respectively. Our income tax provision primarily reflects foreign income taxes. Our effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on our U.S. losses. Our interim period tax provisions will vary each quarter based on the amount of our annual expected tax provision and how ratably we incur our forecasted income or loss during each quarterly period.

Comparison of the Nine Months Ended October 31, 2021 and 2020

Revenues
(Dollars in millions)

Nine Months Ended October 31, 2021 and 2020
Total revenues increased $288.2 million, or 19.4%, primarily due to the following:

+    increase of $271.7 million, or 71.0%, in cloud services revenues
+    increase of $46.5 million, or 8.2%, in license revenues
-    decrease of $29.9 million, or (5.6)%, in maintenance and services revenues

Our transition to a subscription model has impacted, and it will continue to impact, the timing of our recognition of revenue as an increasing percentage of our sales becomes recognized ratably. The increase in cloud services revenues reflects the continued customer adoption of our cloud solutions. Our customers are increasingly purchasing our Splunk Cloud Platform service as it delivers the benefits of Splunk Enterprise, while eliminating the need to purchase, deploy and manage infrastructure. The increase in license revenues is a result of increased license bookings during the nine months ended October 31, 2021, as compared to the nine months ended October 31, 2020. Maintenance and services revenues, which includes revenue related to the maintenance of term and perpetual licenses sold in prior periods, decreased as our customers shift more of their new purchases to cloud and we alter our services offerings to align with their success in using our cloud services.

Cost of Revenues and Gross Margin
(Dollars in millions)

Nine Months Ended October 31, 2021 and 2020
Total cost of revenues increased $146.2 million, or 36.8%, primarily due to the increase in cloud services cost of revenues, as a result of our ongoing transition to a subscription model.

Cloud services cost of revenues increased $109.7 million, or 62.1%, primarily due to the following:

+    increase of $70.9 million related to third-party hosting fees to support our cloud services
+    increase of $20.7 million in salaries and benefits expense, including stock-based compensation expense as we increased headcount
+    increase of $8.4 million in third-party consulting services
+    increase of $7.4 million in overhead expenses

Maintenance and services cost of revenues increased $45.0 million, or 22.0%, primarily due to the following:

+    increase of $29.3 million in salaries and benefits expense, including stock-based compensation expense as we increased headcount
+    increase of $13.8 million in third-party consulting services

Maintenance and services gross margins are declining as the ratio of higher margin maintenance revenues decline in conjunction with a higher proportion of cloud revenues.

Total gross margin decreased primarily due to a shift in the overall revenue mix in favor of cloud services, which have lower gross margins than our on-premise license business.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Nine Months Ended October 31, 2021 and 2020
Research and development expense increased $192.4 million, or 33.2%, primarily due to the following:

+    increase of $130.8 million in salaries and benefits, which includes a $45.1 million increase in stock-based compensation expense as we increased headcount
+    increase of $37.1 million in third-party hosting fees to support our product development efforts
+    increase of $13.5 million in third-party consulting services
+    increase of $7.6 million in overhead expenses

Sales and Marketing Expense

Nine Months Ended October 31, 2021 and 2020
Sales and marketing expense increased $159.1 million, or 16.5%, primarily due to the following:

+    increase of $109.8 million in salaries and benefits, including stock-based compensation expense as we increased headcount
+    increase of $15.6 million in marketing expenses
+    increase of $15.3 million in third-party consulting services
+    increase of $12.8 million in overhead expenses
+    increase of $2.6 million in travel-related expenses

General and Administrative Expense

Nine Months Ended October 31, 2021 and 2020
General and administrative expense increased $165.1 million, or 70.3%, primarily due to the following:

+    increase of $100.9 million in salaries and benefits, which includes a decrease of $25.7 million in stock-based compensation expense, primarily from the modification in the prior year of our fiscal 2021 PSU awards which resulted in increased expense during the nine months ended October 31, 2020
+    increase of $55.2 million in facility exit costs representing the loss on the termination of a lease in San Jose, CA and $3.3 million in overhead expenses

Interest and Other Income (Expense), net

	Nine Months Ended October 31,
(In thousands)	2021	2020
Interest and other income (expense), net
Interest income	$1,774	$12,438
Interest expense	(123,326)	(88,557)
Other income (expense), net	334	4,533
Total interest and other income (expense), net	$(121,218)	$(71,586)

Nine Months Ended October 31, 2021 and 2020
Interest and other income (expense), net reflects a net increase in expense of $49.6 million primarily due to an increase in interest expense related to our convertible notes driven by the issuance of the 2026 Notes during the nine months ended October 31, 2021 and the issuance of the 2027 Notes in June 2020, which contributed less than four months of interest expense during the nine months ended October 31, 2020.

Income Tax Provision (Benefit)

	Nine Months Ended October 31,
(In thousands)	2021	2020
Income tax provision (benefit)	$8,913	$3,258

Nine Months Ended October 31, 2021 and 2020
For the nine months ended October 31, 2021 and 2020, we recorded an income tax provision of $8.9 million and $3.3 million, respectively. Our income tax provision primarily reflects foreign income taxes. Our effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on our U.S. losses. Our interim period tax provisions will vary each quarter based on the amount of our annual expected tax provision and how ratably we incur our forecasted income or loss during each quarterly period. Additionally, our tax provision for the nine months ended October 31, 2020 included one-time benefits such as legislative changes.

Liquidity and Capital Resources

(In thousands)	October 31, 2021	January 31, 2021
Cash and cash equivalents	$1,304,381	$1,771,064
Investments, current	305,228	87,847
Investments, non-current	43,788	13,728

(In millions)

Our principal sources of liquidity are our cash and cash equivalents, investments and net accounts receivable. From time to time, we have also issued convertible debt to supplement our working capital. As of October 31, 2021, we had $1.7 billion of cash, cash equivalents and investments of which $305.1 million was held by foreign subsidiaries. We believe that these funds will be sufficient to meet our anticipated cash needs for at least the next 12 months.

In June 2021, our board of directors authorized and approved a stock repurchase program of up to $1.0 billion of our outstanding common stock. As of October 31, 2021, we repurchased 6.9 million shares of common stock with a total price of $1.0 billion, under trading plans complying with Rule 10b5-1 under the Exchange Act, at an average price of $145.23 per share. The repurchased shares are reflected as treasury stock on our condensed consolidated balance sheets and statement of stockholders’ equity. We recognized a liability for the fair value of the unsettled shares as of July 31, 2021 which is included in “Accrued expenses and other liabilities” on our condensed consolidated balance sheets. As of October 31, 2021 the repurchase program was complete.

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

Nine Months Ended October 31, 2021 and 2020
Net cash used in operating activities was $4.6 million for the nine months ended October 31, 2021 compared to net cash used in operating activities of $167.1 million in the prior year. The decrease in net cash used in operating activities was primarily due to cash collections from customers, offset by payments to vendors and employees.

Investing Activities

Nine Months Ended October 31, 2021 and 2020
Net cash used in investing activities of $344.8 million during the nine months ended October 31, 2021 primarily consisted of marketable securities purchases of $234.3 million, net of maturities, cash consideration paid related to the TruSTAR acquisition, net of cash acquired, of $80.3 million, purchases of strategic investments of $15.5 million, and purchases of property and equipment of $9.8 million.

Net cash provided by investing activities of $602.0 million during the nine months ended October 31, 2020 primarily consisted of $656.1 million maturities of marketable securities, net of purchases offset by purchases of property and equipment of $28.3 million, cash consideration paid related to the Plumbr acquisition, net of cash acquired of $11.8 million, and cash used for the development of internal-use software of $10.7 million.

Financing Activities

Nine Months Ended October 31, 2021 and 2020
Net cash used in financing activities of $117.2 million during the nine months ended October 31, 2021 primarily consisted of $1.0 billion of repurchases of common stock and taxes paid related to the net share settlement of equity awards of $149.6 million, offset by net proceeds of $982.2 from the issuance of the 2026 Notes, and proceeds of $48.2 million from our employee stock purchase plan.

Net cash provided by financing activities of $438.3 million during the nine months ended October 31, 2020 primarily consisted of $440.2 million proceeds from the issuance of the 2027 Notes, net of capped calls purchases and a partial repurchase, and proceeds of $44.2 million from our employee stock purchase plan, offset by taxes paid related to the net share settlement of equity awards $49.2 million.

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

Off-Balance Sheet Arrangements

During the nine months ended October 31, 2021 and 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As permitted under Delaware law, we have entered into indemnification agreements with our officers, directors and certain employees, indemnifying them for certain events or occurrences in connection with their service as our officers or directors or those of our direct and indirect subsidiaries.

Claims and reimbursements under indemnification arrangements have not been material to our condensed consolidated financial statements; therefore, there is no accrual of such amounts as of October 31, 2021. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our operating results may fluctuate significantly and our past operating results may not be a good indication of future performance.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and expect to continue to experience growth in our headcount and operations, including from acquisitions, which has placed and will continue to place significant demands on our management and our operational and financial systems and infrastructure. As of October 31, 2021, approximately 35% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture and values, the challenges of which may be exacerbated due to remote working conditions associated with the ongoing COVID-19 pandemic. In particular, we intend to continue to make direct and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $3.67 billion at October 31, 2021. Because our products and offerings, as well as the market for these products and offerings, continue to evolve, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance, particularly as our business model transitions. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, changes in our mix of revenues, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

In November 2021, we announced that Douglas Merritt, our CEO and a member of our board of directors, would depart the company and Graham Smith, our Chair of the Board, would serve as interim CEO until a permanent CEO is appointed. This change in our executive management team, and any future changes, resulting from the hiring or departure of executive officers, could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. If we are not successful in managing the transition of our CEO, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business. Further, this change also increases our dependency on other members of our executive management team who remain with us. As noted above, because our executive officers are at-will employees, they could terminate their employment with us at any time and any such departure could be particularly disruptive in light of the recent leadership transition. There is intense competition for executive management and it may take an extended period of time to find a candidate that meets our requirements. Accordingly, the loss of one or more of our executive officers or key employees could have an adverse effect on our business.

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

In addition, we rely upon equity compensation to help attract, motivate and retain our employees, executive officers and directors, and to align the interests of our employees, executive officers and directors with our stockholders. Our 2012 Equity Incentive Plan will terminate in March 2022, at which time we will no longer be able to issue any new equity awards pursuant to such plan and we will need to implement a new equity incentive plan, which will be subject to approval by our stockholders, and/or utilize a so-called “inducement plan”, which will not be subject to approval by our stockholders but which will allow us to use equity compensation for new employees only at the time of their hire. Failure to obtain stockholder approval of a new equity incentive plan with a sufficient number of shares reserved for issuance under such plan, will place us at a competitive disadvantage and would significantly hinder our ability to grant equity awards to existing employees and existing and new directors, which could impede our ability to attract, motivate and retain employees, key executives or directors, harm our growth and adversely affect our operating results. The number of shares covered by equity awards that we issue under our 2012 Equity Incentive Plan or an inducement plan may alter the metrics, such as burn rate and overhang, used to measure the dilutive impact of our equity compensation on our stockholders, which could make our stockholders less likely to approve a new equity incentive plan with the number of shares we need to attract, motivate and retain current and new employees. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock, restricted stock units or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested restricted stock units or options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, results of operations, financial condition and cash flows would be adversely affected.

We have in the past made and may in the future make acquisitions that could prove difficult to integrate and/or adversely affect our business operations and financial results.

From time to time, we may make acquisitions that could be material to our business, results of operations, financial condition and cash flows. For example, we recently announced the acquisition of TruSTAR, a cloud-native security company providing a data-centric intelligence platform. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our offerings, improve our operating infrastructure or acquire complementary businesses and technologies. If the assumptions underlying our cash flow expectations are incorrect, for example, due to unexpected impacts of the ongoing COVID-19 pandemic or a more rapid transition in our business model than we expect, our business may not continue to generate cash flow from operations in the future sufficient to make planned capital expenditures. Accordingly, we have engaged in, and may need to engage in the future, in equity, equity-linked or debt financings to secure additional funds. A significant disruption of global financial markets could further reduce our ability to access capital, which could negatively affect our ability to secure these additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For example, if we elect to settle our conversion obligation under the Notes (as defined below) in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, or otherwise reduce operational flexibility. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

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

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic and the virus continues to spread across the globe and to materially and adversely impact worldwide economic activity and financial markets.

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

In September 2021, the Biden Administration announced its Path Out of the Pandemic: COVID-19 Action Plan. As part of that plan, the President signed an Executive Order, and related guidance was published that, together, require certain COVID-19 precautions for federal contractors and their subcontractors, including mandatory COVID-19 vaccines for employees (subject to medical and religious exemptions). In October 2021, we announced to our U.S. employees that we would require all of our U.S. employees (subject to the exemptions described above) to be vaccinated by the Biden Administration’s deadline, which is currently January 18, 2022. We continue to evaluate the potential impact of this Executive Order on our business. As a result of the federal vaccine mandate, we may experience constraints on our workforce and the workforce of our supply chain, which could require us to adapt our operations, and could have an adverse effect on our business.

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

We employ multiple and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise based on either the estimated daily data indexing capacity or compute power consumed to support our customers’ workload. We are seeing an increasing number of customers shift to workload-based pricing. In addition, Splunk Cloud Platform is generally priced based on either the volume of data indexed per day including a fixed amount of data storage, or purchased infrastructure, data storage and bandwidth our customers require to support the underlying workload, while Splunk SOAR and Splunk On-Call are priced by the number of seats, or events used for the products and suites are subscribed based on the number of hosts. We offer term licensing options for software offerings and have some remaining perpetual licenses with existing customers, which each have different payment schedules, and depending on the mix of such licenses and cloud subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes or compute usage increase over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or cloud subscriptions, or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. As the amount of data and analytic needs within our customers’ organizations grow, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. We have introduced and expect to continue to introduce variations to our pricing models, including but not limited to, predictive pricing programs, workload-based pricing, entity-based pricing, “rapid adoption” packages and other pricing programs that provide broader usage and cost predictability as well as tiered pricing based on deployment models, data source types, compute and storage units and customer environments. Any change in pricing models bears inherent risks as it may provide customers a choice to go for the lower-cost option, therefore putting renewal and customer lifetime value at risk. Although we believe that these pricing models and variations to these models will drive net new customers and increase customer adoption, it is possible that they will not and may potentially cause customers to decline to purchase or renew licenses or cloud subscriptions, or confuse customers and reduce their lifetime value, which could negatively impact our revenue, business and financial results.

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

During the three months ended October 31, 2021, we derived approximately 26% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. Additionally, we currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to new or existing customers to the same degree we have experienced in the United States.

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

•compliance with multiple and changing foreign laws and regulations, including those governing employment, tax, privacy and data protection, data transfer, data security, data residency, and industry-specific laws and regulations, and the risks and costs of non-compliance with such laws and regulations;

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

In October 2019, Splunk Cloud Platform received authorization under the U.S. Federal Risk and Authorization Management Program (“FedRAMP”) that allows U.S. federal government agencies and contractors to have greater integration with our platform if and when they transition to cloud-based computing. In September 2021, the U.S. Defense Information Systems Agency (DISA) granted Splunk Cloud Platform U.S. Department of Defense (DoD) Impact Level 5 (IL5) Impact

Level 5 (IL5), which allows U.S. government agencies to use our platform for high sensitivity Controlled Unclassified Information (CUI). Maintaining FedRAMP, IL5, and other such restricted cloud environments places an increased compliance burden upon us, which may increase our internal costs to provide services to government agencies. If we cannot adequately comply with these compliance requirements, our growth could be adversely impacted, and we could incur significant liability and our reputation and business could be harmed.

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

•ability to achieve or maintain one or more government certifications, including our existing FedRAMP and IL5 authorizations;

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

Our offerings involve the storage and transmission of data, and security breaches and incidents could result in unauthorized access to, or the loss, destruction, misuse, disclosure, modification, corruption, or unavailability of, this information, litigation, indemnity obligations, fines, penalties and other liability. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or our customer’s data or to disrupt our ability to provide services. There is also a danger of industrial espionage, misuse, theft of information or assets (including source code), or damage to assets by people who have gained access (authorized or unauthorized) to our facilities, systems or information. Because there are many different techniques used to obtain unauthorized access to systems and data, and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and incidents and proactively implement adequate preventative measures. Additionally, with many of our employees continuing to work remotely due to the ongoing COVID-19 pandemic, we face an increased risk of attempted security breaches and incidents. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud services, our security measures or those of our third-party service providers could be breached or otherwise fail to prevent unauthorized access to or disclosure, modification, misuse, loss or destruction of such information. Computer malware, ransomware, cyber viruses, social engineering (phishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. The frequency and sophistication of these malicious attacks has increased, and it appears that cyber crimes and cyber criminal networks, some of which may be state-supported, have been provided substantial resources and may target U.S. enterprises or our customers and their use of our products. In the first quarter of fiscal 2019, we took corrective action against an attacker who utilized compromised credentials to access and delete compute capacity in the Splunk Cloud Platform environment. In addition, we do not directly control content that customers store in our offerings. If customers use our offerings for the transmission or storage of personal information or other sensitive types of information and our security measures are, or are believed to have been breached or otherwise to have failed as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential or proprietary information. We make use of third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, communication with and content delivery to customers and prospects, back-office support, credit card processing, human resources services, customer relationship management, enterprise risk planning and other functions. Although we have developed systems and processes that are designed to protect our business and proprietary information and prevent data loss and other security breaches and incidents, and to reduce the impact of a security breach or incident at a third-party vendor, such measures cannot provide absolute security. We may expend significant resources, adapt our business activities and practices, or modify our operations or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate actual vulnerabilities. There can be no assurance that any security measures that we or our third-party service providers, including third-party providers of cloud infrastructure services (“Cloud Service Providers”), have implemented will be effective against current or future security threats, and we cannot guarantee that our systems and networks or those of our third-party service providers, including Cloud Service Providers, have not been breached or otherwise compromised, or that they and any software in our or their supply chains do not contain vulnerabilities(bugs) or compromised trusted code that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Our ability to mitigate these risks may also be impacted by the acquisition of new companies, requiring us to incorporate and secure different or more complex IT environments. While we maintain measures designed to protect the integrity, confidentiality and security of our data and other data we maintain or otherwise process, our security measures or those of our third-party service providers could fail and result in a compromise of our applications or unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of such data.

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

The attack against SolarWinds, in which hackers inserted malware into a SolarWinds software update, highlights the growing risk from the infection of trusted third-party software while it is under assembly, known as a supply chain attack. In addition to software supply chain attacks, third-party vulnerabilities may impact our security posture. We have a threat and vulnerability management program to track, remediate and help mitigate vulnerabilities in our IT environments. Nevertheless, the recent attack on on-premise Microsoft Exchange services highlights the risk that third-party products we use may contain vulnerabilities that can be exploited by adversaries.

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

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy or data protection legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the EU General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and, in addition to imposing stringent obligations relating to data protection and security, authorizes fines up to 4% of global annual revenue for some violations. We relied in part upon the EU-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the European Commission and the Swiss-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the Swiss Administration to provide U.S. companies with a valid data transfer mechanism under EU and Swiss law to permit them to transfer personal data from the European Union and Switzerland to the United States. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield, concluding it did not provide adequate protection for personal data transferred to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-US Privacy Shield on similar grounds. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on standard contractual clauses approved by the European Commission (“SCCs”) to transfer personal data. The CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. In November 2020, the European Commission released a draft of revised SCCs addressing the CJEU concerns, and on June 4, 2021, published new SCCs that are required to be implemented. The revised SCCs, recommendations and opinions of regulators, and other developments relating to cross-border data transfer, may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, which may increase compliance and related costs, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, financial condition and operating results.

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

Moreover, it may be difficult to maintain and enhance our brand in connection with sales through partners. We have and will continue to incur a substantial amount of expenditures in connection with our campaigns, and we anticipate that brand promotion expenditures will increase as our market becomes more competitive and as we attempt to grow our business. To the extent that these activities yield increased revenues, these revenues may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands, and we could lose customers and partners, all of which would adversely affect our business operations and financial results.

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

Our cloud services, such as Splunk Cloud Platform, are hosted exclusively by our Cloud Service Providers. We do not have control over the operations or the facilities of Cloud Service Providers that we use, and any changes in a Cloud Service Provider’s service levels, which may be less than 100%, may adversely affect our ability to meet the commitments we make to our customers and their requirements. We currently offer a 100% uptime service level agreement (“SLA”) for Splunk Cloud Platform. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as the usage of our offerings increases. If any of the services provided by the Cloud Service Providers fail or become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, or if we are unable to deliver 100% uptime under our SLAs, our revenues could be reduced, our reputation could be damaged, we could be exposed to legal liability, expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our offerings and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business, financial results and the usage of our offerings. If we are unable to renew our agreements with our Cloud Service Providers on commercially reasonable terms, or our agreements are prematurely terminated, or we need to add new Cloud Services Providers to increase capacity and uptime, we could experience interruptions, downtime, delays, and additional expenses related to transferring to and providing support for these new platforms. Our customers may require that we provide our cloud services through Infrastructure-as-a-Service (IaaS) Platforms that we do not offer, which could adversely affect our ability to attract new customers or maintain current customers, either of which could negatively affect our financial condition.

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

In addition to our direct sales force, we use partners, such as distributors and resellers, to license, provide professional services and support our offerings. Historically, we have relied on a limited number of such partners for a substantial portion of our total sales, particularly in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions, and for sales to government agencies. For example, sales through our top two partners represented 46% of our revenue in the three months ended October 31, 2021. We expect that sales through partners in all regions will continue to be a significant portion of our revenues for the foreseeable future. As changes in our partner strategy are implemented, including potentially emphasizing partner-sourced transactions, results from sales through our partners may be adversely affected.

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

•any major change in our board of directors or management, including our former Chief Executive Officer Douglas Merritt stepping down and the appointment of Graham Smith as interim Chief Executive Officer;

•lawsuits threatened or filed against us;

•actual or perceived security breaches or incidents; and

•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets, and in particular the market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the financial performance of those companies. In the past, following periods of market volatility, securities class action litigation and stockholder derivative litigation have often been instituted. In December 2020, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against us, our former CEO and our CFO alleging violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for allegedly making materially false and misleading statements regarding our financial guidance. On March 16, 2021, the Court appointed lead plaintiff and lead counsel in the case. On June 7, 2021, the lead plaintiff filed an amended complaint which alleges that defendants made materially false and misleading statements regarding our marketing efforts, hiring practices, and retention of personnel. In February, March, and April 2021, several derivative lawsuits related to the securities class action were filed. These lawsuits could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows. If we were to become involved in additional litigation in the future, it also could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows.

General Factors

Climate change may have a long-term impact on our business.

The long-term effects of climate change on the global economy and the technology industry in particular are unclear, however we recognize that there are inherent climate related risks wherever business is conducted. Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, pandemics such as the ongoing COVID-19 pandemic, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, infrastructure disruptions, geopolitical instability, war, the effects of climate change and other events beyond our control. For example, our California corporate offices are located near major seismic faults, and have also historically experienced, and are projected to continue to experience, climate-related events including drought and water scarcity, warmer temperatures, rising sea levels, wildfires and air quality impacts and power shut-offs associated with wildfire prevention. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expenses that we may sustain. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations. In addition, we may be subject to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business and untimely or inaccurate disclosure could adversely affect our reputation, business or financial performance.

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

Changes in accounting pronouncements and other financial and nonfinancial reporting standards may negatively impact our financial results.

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

In addition, as we identify ESG topics for voluntary disclosure and work to align with the recommendations of the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (“TCFD”), the Sustainability Accounting Standards Board (“SASB”), and our own ESG materiality assessment, we have expanded and, in the future, may continue to expand our disclosures in these areas. Statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our ESG-related data, processing and reporting are incomplete or inaccurate, or if we fail to achieve progress on our metrics on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended October 31, 2021:

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
August 1 - August 31	1,880	$143.91	1,880	$500
September 1- September 30	2,561	$151.37	2,561	$112
October 1- October 31	793	$141.74	793	$—
_________________________
(1)    In June 2021, our board of directors authorized a program to repurchase up to $1.0 billion of our common stock over time. Under this program, repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program was complete as of October 31, 2021. Please refer to Note 8 “Stock Compensation Plans and Stockholders’ Equity” in our accompanying Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for additional information.
(2)    The average price paid per share, inclusive of costs associated with the repurchases was $147.23.

Item 5. Other Information

Our current executive officers (other than our interim Chief Executive Officer) are eligible for certain severance payments and benefits in the event of a termination of their employment by the Company without cause if such termination occurs outside of the Change in Control Protection Period (as defined below). Effective November 30, 2021, the Company increased the amount of severance payable to our current executive officers upon such a termination if it occurs on or before the 12-month anniversary of the start date of a new (non-interim) Chief Executive Officer, as follows: (1) the portion of the executive officer's lump sum severance payment equal to six months of then-current base salary increased from six to twelve months; (2) payment by the Company for up to six months of the executive officer's COBRA premiums, or a lump sum payment of $12,000 in lieu thereof under specified circumstances, increased to twelve months and $24,000, respectively; and (3) the six months of accelerated vesting of the executive officer's outstanding equity awards increased to twelve months. In addition, our current executive officers (other than our interim Chief Executive Officer), are eligible for certain severance payments and benefits in the event of the termination of their employment by the Company without cause or by the executive officer for good reason, in each case during the period that is (1) within three months after the signing of a definitive agreement that ultimately results in a Company change in control or (2) within eighteen months after a Company change in control (such period, the "Change in Control Protection Period"). Effective November 30, 2021, the Company amended such Change in Control Protection Period for our current executive officers to be the three-month period preceding through the eighteen-month period following a Company change in control.

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

Date: December 2, 2021

SPLUNK INC.

	By:	/s/ Jason Child
Jason Child
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)