Form 10-K
period 2022-01-31
SPLUNK INC
filed 2022-03-24
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: January 31, 2022
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
(Zip Code)

(415) 848-8400
(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SPLK	The Nasdaq Stock Market LLC

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant was $16.0 billion, based on the number of shares held by non-affiliates and the last reported sale price of the registrant’s common stock on July 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter).

The number of shares outstanding of the Registrant’s Common Stock as of March 17, 2022 was 160.7 million shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the effects of the COVID-19 pandemic on our business and operations and those of our customers;
•market opportunity;
•expected benefits to customers and potential customers of our offerings and our user-driven network;
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
•the impact of geopolitical events, including the war in Ukraine;
•our acquisitions, including the expected impacts of such acquisitions;
•expectations about seasonality;
•revenue mix;
•expected impact of changes in accounting pronouncements and other financial and non financial reporting standards;
•operating expenses, including changes in research and development, sales and marketing, facilities and general and administrative expenses;
•sufficiency of cash to meet cash needs for at least the next 12 months;
•exposure to interest rate changes;
•inflation;
•anticipated income tax rates, tax estimates and tax standards;
•capital expenditures, cash flows and liquidity; and
•the impact of climate change, natural disasters and actual or threatened public health emergencies.

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

Item 1. Business

Overview

Splunk provides innovative solutions that use data from digital systems to help organizations identify opportunities for optimization and innovation and to keep those systems secure and performing effectively. This class of data is growing significantly as a direct result of the prevalence and importance of digital systems used by today’s organizations. Decades of investment in digital transformation have integrated the hardware and software that comprise digital systems into every aspect of how modern organizations operate. The data generated by these systems contains a comprehensive, real-time record of operations, interactions, and transactions that our offerings convert into insights and actions that improve technology and business outcomes. Our solutions for cybersecurity (“Security”) and Observability empower users in technology roles, including Development Operations (“DevOps”), IT Operations (“ITOps”), and cyber security, to monitor and secure digital systems more quickly and efficiently. Business users leverage our offerings to gain visibility into their digital processes to deliver better experiences, improve decisions and drive better results.

Our offerings provide visibility to our customers’ diverse technology infrastructure including systems deployed on the edge, on premises, and in private and public cloud environments, running software ranging from monolithic apps to cloud native ones. We also believe our offerings empower operational transformation, helping customers move from reactive, non-scalable and ineffective approaches to proactive, automated, and AI-assisted processes that drive better outcomes even as the scale and complexity of their technology continue to grow.

The COVID-19 pandemic significantly increased the importance of being a digital, data-driven organization and we believe the importance of data-driven innovation will only continue to increase over time. The events of 2020 and 2021 accelerated the adoption of new ways to work and exerted an enormous amount of pressure on organizations of all kinds to deliver better experiences and outcomes, and to enable entirely new offerings and business models. We believe this global shift in the business environment and the related challenges are here to stay and that Splunk enables organizations to rise to these challenges by leveraging technology to achieve greater efficiency, agility, security, and drive a sustained competitive advantage. When organizations use Splunk to improve their security postures and build resilience, they are able to innovate more effectively.

Splunk Product Offerings

Portfolio Overview

Our portfolio comprises three categories of offerings:

The Splunk Platform A broad set of configurable and extensible capabilities that can acquire, manage, and analyze data and deliver insights from virtually any technology source.

Splunk Solutions Application offerings that leverage the Splunk platform to provide deep, pre-built capabilities for Security and Observability.

Customer and Partner Solutions Content built by our field organization, partners, and customers that configures and extends the Splunk platform and Splunk Solutions, accelerating customer time-to-value for a broad range of use cases.

We believe that the Splunk portfolio offers a unique breadth and depth of capabilities, including:

•Industry analyst-recognized market leadership in our Security and Observability solutions, which can deliver best-in-class outcomes for customers.

•Creating greater cost efficiencies and better outcomes for customers by reducing data duplication, scaling investments, and simplifying data reuse across multiple functions and use cases, and enabling common visibility, greater collaboration, and tighter alignment across functions.

•The scalability, flexibility, and power of the Splunk platform enables a wide-range of use-cases for very large and complex technology infrastructures, and is proven across thousands of customers capable of ingesting and analyzing petabytes of data per day.

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

•The increasing use of machine learning across the portfolio to drive more sophisticated and valuable insights at ever growing scale. We apply our deep expertise in the security and observability domains to out-of-the-box machine learning analytics in Splunk Solutions to deliver more accurate and actionable insights, proactive monitoring, and prescriptive and automated responses. The Splunk platform provides pre-built machine learning algorithms and model development capabilities and supports integration with external data science platforms, expanding the use of machine learning to complex, custom use cases.

The Splunk portfolio of offerings is delivered as a mix of cloud services offerings and on-premise licensed software offerings (“license offerings”) that customers and partners deploy in their own environments. We believe that the unique capabilities, rapid delivery, and streamlined adoption that cloud services enable make them the best delivery model for us and the majority of our customers. Accordingly, we will deliver a growing number of our offerings exclusively as cloud services to take full advantage of cloud capabilities like elastic scalability while maximizing the rate at which new features are adopted and validated. Where our solutions are delivered as license offerings, we generally follow a cloud-first model, under which the most complete feature sets and frequent releases are provided in cloud services offerings, while subsets of cloud-validated features are released on a more measured cadence in license offerings.

The Splunk Platform

The Splunk portfolio of offerings is anchored by the Splunk platform, an extensible real-time data platform comprising collection, streaming, indexing, search, reporting, analysis, machine learning, alerting, monitoring and data management capabilities. Different combinations of the Splunk platform capabilities are offered as services in Splunk Cloud, and in our Splunk Enterprise and Data Stream Processor license offerings. Key Splunk platform capabilities include:

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

•APIs and software development kits (“SDKs”) in major programming languages such as Java, JavaScript, C# and Python that enable our network of customers and partners to build applications and integrations that focus the power of the Splunk platform on specific use cases.

Splunk Solutions

In addition to enabling a wide range of use cases, the Splunk platform is also the foundation of the application offerings for Security and Observability.

Splunk Security Solutions

Splunk Security solutions help cybersecurity teams streamline the security operations workflow, accelerate threat detection and response, enhance threat visibility, and scale resources to increase analyst productivity through machine learning and automation. Built on the Splunk platform, Splunk Security offerings include Splunk Enterprise Security, Splunk User Behavior Analytics and Splunk Security Orchestration and Automation (“Splunk SOAR”), and are available as a mix of cloud services and license offerings. Customers use the Splunk Security offerings to address a range of use cases including:

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

Splunk Observability Solutions

Splunk Observability solutions, which are built on the Splunk platform and are available as a mix of cloud services offerings and license offerings, include Splunk IT Service Intelligence, Splunk On-Call, Splunk Infrastructure Monitoring, Splunk Application Performance Monitoring (“APM”), and Splunk Synthetic Monitoring. These offerings can be consumed independently or as an integrated offering that provides full-stack visibility and complete service insights. Splunk Observability solutions provide ITOps, DevOps and developer teams visibility and control across cloud and on-premises environments. With improved visibility, ITOps teams can predict and find outages, improve decision-making and take a service-oriented approach to managing IT infrastructure and applications. Customers use Splunk IT solutions to address a range of use cases including:

IT Investigation and Monitoring Monitor uptime, performance and response time with a unified view of their entire IT environment. Splunk offerings enable ITOps teams to obtain insight across their data centers and cloud services so that they can accelerate outage investigations and reduce mean time to resolution by quickly identifying and resolving problems.

Event Analytics and Management Proactively resolve service issues by using Splunk machine learning capabilities to cluster, filter, and significantly reduce event noise. This results in less time sifting through false positives and the ability to prioritize alerts in terms of impact.

Service Monitoring and Insights Understand how multiple tiers of the service stack interact with each other and impact service degradation. Using machine learning, ITOps teams can help prevent future outages based on predictive service health scores. ITOps teams gain visibility across silos to understand high level business service health and performance, while also diving deep into investigations to find the root cause of an incident faster.

Incident Response and Automation Improve the experience of developers and ITOps through incident response and automation focused on escalating outage and performance incidents to the right people and teams so they can triage and resolve problems most quickly.

AIOps Use big data analytics, machine learning and artificial intelligence to deliver increased accuracy and speed to ITOps. The Splunk AIOps solution analyzes massive datasets from disparate sources and employs advanced analytics to automate common ITOps and improve data analysis.

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

Customer and Partner Solutions

The Splunk platform and Splunk Solutions, including Splunk On-Call, Splunk Infrastructure Monitoring, and Splunk SOAR, provide APIs, SDKs, and other interfaces that enable our network of third-party developers, partners, and customers to build content that configures and extends Splunk solutions to accommodate specific use cases. This range of Customer and Partner solutions includes pre-built data inputs, workflows, searches, reports, alerts, custom dashboards, flexible UI components, custom data visualizations, and integration actions and methods.

Customer and Partner solutions content can be built for a customer or partner’s own internal use, or it can be made generally available for download, in free or premium offerings, from within the Splunk platform, our Splunk Solutions, and via Splunkbase, an online community and marketplace for developers, partners, and customers to share apps and add-ons. Over 2,000 apps and add-ons are currently available on Splunkbase, most of which are built and maintained by third parties.

We do not receive any material revenues from the sale of apps or add-ons by third-party application providers. Many apps and add-ons posted to Splunkbase are provided at no additional cost to users. Partner apps and add-ons listed on Splunkbase that are not free are primarily licensed directly by the third party to the end user.

Customer Success

While customers can readily consume our cloud services offerings and license offerings, our customer success team developed scalable offerings that span the customer journey, with the explicit intent of providing the right outcome-focused adoption services that result in customer value. These offerings include adoption and implementation services, education services, and customer support services that are tailored to scale to our customers’ size and maturity.

Adoption and Implementation Services

Our customer success planning includes proven on-boarding and adoption best practices on our offerings for all customers, using an outcome-focused approach. Our prescriptive adoption guidance and success planning are targeted to the specific use cases across Security and Observability, spanning a wide variety of industries. Guided by our customer success managers and advocacy team, customers have several ways to engage our experts: through a comprehensive catalog of On Demand Services, expert and solution-oriented subscription services, or traditional Project-Based Implementation Services.

Education Services

We offer a robust portfolio of modularized training courses and learning paths to our customers and partners that we continue to expand. In addition to our extensive course catalog, a comprehensive training certification program is available to ensure an understanding of our offerings and distinguish levels of expertise. Additionally, we have expanded our Authorized Learning Partner network to extend our reach and availability of education services throughout our network.

Customer Support

We offer maintenance and customer support services as part of our cloud services and license offerings. Support entitlements provide customers the right to receive unspecified software updates, maintenance releases and patches, and access to our technical support services during the term of the subscription.

Customers receive 24x7x365 access to subject matter experts for critical issues, direct telephone support, access to online support, and software upgrades. Our customer support organization has global coverage capabilities, delivering support with deep expertise in our cloud services and license offerings, complex IT environments and associated third-party infrastructure.

Our customer support organization offers Standard and Premium service levels. Premium is an upgraded level of support that provides customers with priority response and update times and targeted fix Service Level Objectives for all case priorities, providing proactive support and quarterly reviews of the customer’s mission-critical deployments.

Our Growth Strategy

We are focused on providing the right capabilities through our products and services to remove the barriers between data and action. The key elements of our growth strategy are:

Cloud-first Platform and Solutions. We have reached a key milestone in our cloud transformation, where cloud services represent the majority of our total cloud services and license bookings. Our cloud services customers have accelerated their time to value and achieved lower total cost of ownership. Most importantly, the rate at which new features and capabilities are delivered to and used by customers is accelerated when using cloud services offerings. Given our customers’ success adopting our cloud services offerings, we will continue to invest heavily in differentiated cloud services offerings delivered through a cloud-optimized go-to-market and support model. We will continue to invest in our license offerings to enable both standalone consumption and hybrid Splunk deployments that span customer on-premises and cloud environments. We expect our cloud services offerings will continue to be an important source of growth for Splunk, our customers and our partners.

Expand the Splunk value proposition with broader and deeper capabilities. We will continue to focus our product strategy and go-to-market approaches on our Security and Observability users and we will expand the Splunk platform and Splunk Solutions offerings that serve them. We intend to deliver new and enhanced capabilities, as well as services that provide faster time-to-value and easier adoption and expansion. We also plan to deliver new features tailored to meet the specific needs of users, including more comprehensive data reach, more powerful analytics, and AI/ML and automation capabilities. While we are focused on extending our industry analyst-recognized leadership across Security and Observability, our customers benefit from even greater value when multiple organizations are generating insight using the Splunk platform.

Global Expansion. We continue to invest in go-to-market, operations and infrastructure to deliver our services to customers in targeted countries across multiple geographies. Splunk has had success in global expansion as evidenced by our increased mix of revenues outside of the U.S. and we continue to see this as a significant growth opportunity.

Research and Development

We invest substantial resources in research and development to enhance our offerings, develop new end-market specific solutions and apps, conduct software and quality assurance testing and improve our core technology. Our technical staff monitors and tests our software on a regular basis, and we maintain a regular release process to refine, update, and enhance our existing offerings. As we shift our focus to cloud services offerings we will make significant investments in a cloud-optimized delivery model while continuing to invest in our license offerings, both for standalone consumption and for deployment in hybrid environments.

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

Sales

We sell our offerings directly through field sales, inside sales and indirectly through different routes to market with a community of partners. These partners include leading, global service integrators, managed services partners, and resellers. We gather prospects through a broad range of marketing campaigns, programs and events. Our sales development teams handle lead qualifications. Large or complex transactions generally are handled by our globally distributed direct field sales teams. Our sales engineers help define customer use cases, pre-sales qualification and evaluation.

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

Marketing

We focus our marketing efforts on generating opportunities for our sales force and partners, increasing awareness of the Splunk brand, driving viral adoption, and communicating product advantages and business benefits. We market our offerings as a targeted solution for specific use cases and as an enterprise solution for a broad range of data and use cases. We engage with existing and potential customers to provide community-based education and awareness and to promote expanded use of our cloud services and license offerings within these customers. We engage business press, technology press, industry analysts and influential voices to create awareness for Splunk in our target markets. We host a number of events across our sales regions to engage with both existing customers and new prospects, as well as deliver product training. We host our annual user conference, “.conf” and multiple partner forums as other ways to support the Splunk community to foster collaboration and help our customers drive further business results from our offerings.

Partner Network

Our prioritization of cloud services offerings presents an opportunity for Splunk partners to enhance their existing investments and future profitability by expanding their offerings to include services, support, and integration capabilities to accelerate customers’ digital transformations. Splunk’s ideal partner creates cloud solutions focused on customer outcomes and delivering effective, multi-dimensional solutions across industries and theaters. Partners can untap new markets, customers, and data streams with new product innovations. While not every innovation will deliver the same results, we believe establishing a culture of co-innovation that drives repeatability is foundational to making Splunk broadly available. As such, Splunk shifted the focus to partners that deliver value through selling, advising, building, and managing services to drive higher partner and customer adoption across our offerings. The new Splunk Partnerverse program anchors our partner strategy. Splunk Partnerverse builds on Splunk’s global brand, expands our customer base through partners, and reinforces Splunk as both cloud-ready and partner friendly. There are three program objectives:

•Serve all Splunk partners through one program that enables and promotes a cloud-first partner network

•Differentiate partners in the market through the Splunk Partnerverse badging system powered by enablement and training paths to demonstrate proof-points in competency

•Showcase Splunk partners’ validated expertise and their Splunk-based offerings via the Solutions Catalog so that customers can easily find the right partners

Splunk organized its partner strategy to align with all partner types with a focus on two partner-centric routes to market:

Cloud service providers (“CSP”) Strong partnerships with CSPs (e.g. Amazon Web Services and Google Cloud) are the cornerstone of our cloud focus. The online storefront known as a cloud marketplace offers customers an alternate way to conduct transactions. Today our Marketplace business is driven primarily by customer demand and we will meet our customers where and how they want to buy. We are coordinating product development, sales efforts, and ongoing marketing efforts with these key partners to promote Splunk Cloud running on CSP infrastructure.

Global systems integrators and managed services providers These partners support planning, implementation, and management of end-to-end business solutions tailored to specific customers, segments, and industry verticals. We focus on full stack market solutions that partners manage to ensure our customers have access to the best expertise, technology, and solutions for optimal performance, security, and technology operations. We are working with this partner set to develop and deploy Splunk platform-based solutions to their customers, extending our overall market reach and total addressable market. We further intend to establish select core business groups to increase our joint selling opportunities, explore new solutions, and promote Splunk’s strength in Security and Observability.

Splunk Community Engagement

We engage with the community of Splunk users, including Splunk employees, partners, and customers, through a variety of online and in-person forums to assist with Splunk skills development. Additionally, our engagement with users empowers the development of Customer and Partner solutions, drives cross-pollination of experiences and best practices, and provides feedback on current and planned future offerings and capabilities.

Our primary online forums include Splunk Answers, Splunk User Groups, and Splunk Ideas. In Splunk Answers, users share best practices about how to build searches, create data visualizations, build implementations to address specific use-cases and configure and deploy our cloud services and license offerings. While our product, support, engineering and professional services teams participate in Splunk Answers, the majority of questions appearing on Splunk Answers are answered by other Splunk users, including the SplunkTrust, a peer-nominated, MVP group of Splunk users. Splunk Ideas is a forum through which the community can submit and vote on ideas for new product offerings and capabilities, providing a highly-refined set of inputs to our product development efforts. We also maintain active communities on leading social internet platforms, including Facebook, Twitter, LinkedIn and Slack.

Comprehensive enablement for Customer and Partner solutions developers is provided on our Splunk Dev portal. Splunk Dev contains resources for building apps, integrations, and other Customer and Partner solutions content that extends the Splunk offerings to new data, insights, and use cases. Developers can sign up for free licenses or access to support both their on-premises and cloud-native application needs. Additional resources made available through Splunk Dev include developer guides, API references, tutorials, downloads, tools and examples to help developers efficiently create new solutions.

We also continue to support the growth of the Splunk Community, with local Splunk User Groups around the world and a growing collection of Splunk-sponsored events, such as .conf, and regional/local events.

Customers

As of January 31, 2022 we have customers in more than 130 countries and our offerings have been deployed by over 95 of the Fortune 100 companies. We provide offerings to customers of varying sizes, including enterprises, educational institutions and government entities. Our current customer base spans numerous industry verticals, including education, financial services, government, healthcare/pharmaceuticals, industrials/manufacturing, media/entertainment, retail/ecommerce, technology, and telecommunications. Please refer to Note 9 “Revenues, Accounts Receivables, Deferred Revenue and Remaining Performance Obligations” of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion of our customers and concentration of revenue and receivables.

Competition

Our industry is evolving rapidly and is becoming increasingly competitive with an increasing number of vendors competing across product areas. For example, security vendors are attempting to penetrate the observability industry, observability competitors are targeting the security space, competitors across the security and observability siloes are expanding their footprints in log management and machine data space, and CSPs are extending their native operations and security capabilities across competing cloud environments. Additionally, a number of more domain-focused competitors continue to target specific use cases within the application, IT and security domains in an attempt to drive rapid penetration.

These dynamics position us in competition with a variety of large CSPs and software vendors, as well as smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•Cloud monitoring and APM/Observability vendors;

•Monitoring, troubleshooting, security and analytics services offered (embedded or add-ons) by major public CSPs;

•Companies targeting the data analytics industry;

•Legacy security, systems management and other IT vendors; and

•IT departments that undertake custom software development efforts to analyze and manage their operations data across their public and private cloud landscapes.

Environmental, Social, and Governance

Three high-level environmental, social and governance (ESG) objectives—advancing our Global Impact Strategy; integrating ESG across the business; and innovating through our climate strategy—form the tactics for maturing and extending our ESG work. Our board of directors works closely with management to oversee ESG, with each of our three board committees dedicated to areas of the program associated with their respective areas of responsibility.

In fiscal 2022, we formally launched our four-pillared Global Impact Strategy that focuses on these areas: Social Impact, Ethical and Inclusive Growth, Data Responsibility and Environmental Sustainability. By leveraging our technology, expertise and talent, we strive to add unique value, drive collaboration, embrace our stakeholders and innovate for impact—four principles that guide our Global Impact Strategy. Through our strategy, we aim to bridge the data divide to find actionable solutions to some of the world’s most pressing challenges and to amplify positive social and environmental impacts in service to humanity. We also published our inaugural Global Impact Report, shared our ESG Position Statement, and released our Bridging the Data Divide: Mobilizing data and the tech ecosystem for everyone white paper and World Economic Forum blog article. Additionally, we announced a suite of science-based climate targets and commitments that aim to achieve net zero greenhouse gas emissions by 2050 as verified by the Science Based Target initiative (SBTi) in a manner consistent with a 1.5°C ambition level, and we shared our plan to register a second suite of shorter-term five, ten, and fifteen year targets with the SBTi by the end of fiscal 2023.

Human Capital

Human capital management is foundational to the Ethical and Inclusive Growth pillar of our Global Impact Strategy. At the core of Splunk, we are a people-centric company. We believe that the best way to continue to deliver customer success and the best products and services is to focus on attracting the most qualified candidates to join our team (based on skills, knowledge and abilities). We also spend time and energy supporting, retaining and developing our high-performing and innovative employees. Our commitment to diversity and inclusion is central to our core values. We strive to embrace each person’s unique individual value and the communities that matter to them. This commitment is an integral part of our Diversity, Equity & Inclusion (“DEI”) strategy. As of January 31, 2022, we employed over 7,000 employees, of which approximately 71% were in the United States and 29% were in our international locations.

We encourage you to visit our website for more detailed information regarding our human capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Diversity, Equity and Inclusion (DEI)

A diverse and inclusive company helps us achieve our mission of bringing data to every question, decision and action to drive positive outcomes for our company, our communities and each other. Our company-wide inclusiveness effort, A Million Data Points, speaks powerfully to our holistic, multi-dimensional approach to diversity, illuminating cultural heritage, intersectionality, experiences and all the unique qualities and talents that each employee possesses. We also cultivate an inclusive culture through several employee resource groups (ERGs). Splunk is focused on the hiring, retention and representation rates of women and individuals from underrepresented groups. We provide DEI education and offerings to imbed inclusion and equity in our talent processes. We plan to conduct intersectional employee surveys that look at a combination of factors that include underrepresented groups and gender to check for variances in employee experiences. Furthermore, to oversee the impact DEI has within Splunk, we have a dedicated DEI at Splunk Council (DISCO) composed of leaders from each function. This team is focused on influencing our DEI strategy, with specific areas of focus around hiring, promotion, retention and attrition, as well as connecting DEI activities to a broader business-driven, results-oriented strategy. We also have an Inclusion Council which plays a pivotal role in embedding engagement, equity, inclusion and belonging within everyday practices, as well as in sharing best and next practices across the enterprise.

We work to help provide access to new careers in technology with skills development and training, promoting a new generation of diverse talent through a global network of universities, community colleges and workforce partners like YearUp and Hire Military. Splunk is regularly recognized as an employer of choice in the technology industry and within the various locations that we operate. In fiscal 2022, Fortune named Splunk one of the 100 Best Companies to Work For, as well as one of the top 10 Best Workplaces in Technology, and a Best Workplace for Parents and Millennials. In addition, we were named one of the Best Places to Work for LGBTQ Equality for the second year in a row, after earning a score of 100 on the Human Rights Campaign (HRC) Corporate Equality Index, and named by People magazine as one of the top Companies That Care. In fiscal 2021, we were included in Fortune’s Best Workplaces for Women, Parents and Millennials.

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

In response to COVID-19, we offer a number of additional benefits to help our employees. These benefits include 30 days of paid time off that employees can use for any absence related to the pandemic or a natural disaster, four additional well-being paid rest days and reimbursement for certain expenses related to remote working. In addition, we have a global mental health offering through a third-party provider who gives our employees and their families access to counseling, personal coaches and a variety of digital wellness resources.

Development

We believe in leadership and learning and invest in the development of all our employees. Our vision is to further enhance our talent practices and leadership behaviors in order to empower more autonomous decision making, leverage data insights, reinforce open communication and feedback, and set clear rules of engagement to systemically foster increased trust and transparency. We are strongly committed to our responsibility of providing development and growth opportunities to our employees through greater emphasis on internal mobility and fair and equitable talent practices. Employees take advantage of live courses, leadership programs, online training, product training, sales training, technical training, mentor programs, team building events, seminars, conferences, lectures, university programs, peer-to-peer and manager-led training and other learning opportunities across the company.

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
•our use of our community website, expansion of our developer network and support from third-party software developers; and
•third-party advice and information that may not be accurate that is provided to others utilizing our community website and our products.

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

Historically we generated a majority of our revenues from sales of licenses, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. However, our revenue mix has shifted from sales of licenses to the delivery of cloud services and we expect it will continue to shift in favor of cloud services. Our transition to a predominately cloud services delivery model has impacted, and will continue to impact, the timing of our recognition of revenue as an increasing percentage of our sales becomes recognized ratably, and will also impact our operating margins as cloud services become a larger percentage of our sales. Our shift to a cloud services delivery model depends on customer choice, and our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited. We have also shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time with the transition to an annual billings model than it has historically. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, tax and accounting implications, pricing, and our costs. In addition, the metrics we use to gauge the status of our business model transition, and evaluate and describe our business, will continue to evolve over the course of this transition as significant trends emerge. If we do not successfully execute this transition, our business and future operating results could be adversely affected.

Our operating results may fluctuate significantly and our past operating results may not be a good indication of future performance.

Our revenues, operating margins, cash flows and other operating results could vary significantly from period to period as a result of various factors, many of which are outside of our control. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance. For example, we generally recognize license revenues upfront and recognize revenues associated with our cloud services offerings ratably over the term of the agreement. At the beginning of each period, we cannot predict the ratio of orders with revenues that will be recognized upfront and those with revenues that will be recognized ratably that we will enter into during the quarter, due to the fact that our customers have the ability to choose between a term license and cloud subscription agreement. Our customers may choose shorter duration term licenses ahead of migrating to cloud subscriptions and may choose shorter duration cloud subscriptions when transitioning from on-premises to cloud services. In addition, the size of our licenses and orders varies greatly and can result in fluctuations in our revenues and operating results. A portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including agreements for our cloud services offerings and maintenance and support agreements. Consequently, a decline in business from such ratably recognized agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods.

We may not be able to accurately predict our future revenues or results of operations. For example, although our shift to a cloud services delivery model generates recurring revenue and cash flows that are expected to be more predictable over time, we may not be able to accurately forecast our revenue, cash flows and other financial results in the near term due to a number of variables, including the timing of our collection of cash, increased annual invoicing, revenue mix, our customers’ rate of adoption of our cloud services model as compared to term licenses, contract durations, the extent and continued impact of the COVID-19 pandemic on our business and overall economic environment and the timing of revenue recognition. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are expected to be relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter.

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

•the availability and performance of our cloud services offerings, including Splunk Cloud;

•our ability to control costs, including our operating expenses;

•changes in laws and regulations that impact our business;

•general economic and political conditions and uncertainty, both domestically and internationally, as well as economic and political conditions and uncertainty specifically affecting industries in which our customers participate, including the impacts of the COVID-19 pandemic and the war in Ukraine, which can adversely affect our customers’ ability or willingness to renew, upgrade, or expand their agreements, or delay prospective customers’ purchasing decisions, or reduce the value of new contracts;

•the amount and timing of our stock-based compensation expenses;

•changes in accounting standards, particularly those related to revenue recognition and sales commissions;

•use of estimates, judgments and assumptions under current accounting standards;

•the timing of satisfying revenue recognition criteria;

•our ability to qualify and successfully compete for government contracts; and

•the collectability of receivables from customers and resellers, which may be hindered or delayed.

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and expect to continue to experience growth in our headcount and operations, including from acquisitions, which has placed and will continue to place significant demands on our management and our operational and financial systems and infrastructure. As of January 31, 2022, approximately 33% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture and values, the challenges of which may be exacerbated due to remote working conditions associated with the ongoing COVID-19 pandemic. In particular, we intend to continue to make direct and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $3.81 billion at January 31, 2022. Because our products and offerings, as well as the market for these products and offerings, continue to evolve, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance, particularly as our business model transitions. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, changes in our mix of revenues, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

Our cloud services, including Splunk Cloud, require costly and continual infrastructure investments, and if our transition to a largely cloud-based business model is not successful, our business could be adversely affected.

A cloud-based model of software deployment is one in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. Delivering software under a cloud-based model results in higher costs and expenses when compared to sales of licenses for similar functionality. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a cloud-based model. Many of our offerings are now made available in the cloud as well as on-premises. Customers can sign up for our cloud services offerings and avoid the need to provision, deploy and manage internal infrastructure. In order to deliver our cloud services offerings via a cloud-based deployment, we have made and will continue to make capital investments and incur substantial costs to implement and maintain this alternative business model. In addition, as we look to deliver new or different cloud services, we are making significant technology investments to deliver new capabilities and advance our software to deliver cloud-native customer experiences. We expect that over time the percentage of our revenue attributable to our cloud services offerings will continue to increase. If our cloud services, in particular Splunk Cloud, do not garner widespread market adoption, or there is a reduction in demand for cloud services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, security or privacy concerns, inability to properly manage such services, competing technologies and products, decreases in corporate spending or otherwise, our financial results, business model and competitive position could suffer. If these investments do not yield the expected return, or we are unable to decrease the cost of delivering our cloud services, our gross margins, overall financial results, business model and competitive position could suffer. Transitioning to a largely cloud-based model also impacts the way we recognize revenues, which may affect our operating results and could have an adverse effect on our business operations and financial results.

Even with these investments and costs, some customers may desire on-premises deployment of our offerings. Our cloud services offerings may raise concerns among customers, including concerns regarding changes to pricing models, service availability, scalability, ability to use customer-developed apps, information security of a cloud service and hosted data, and access to data while offline or once a subscription has expired. Market acceptance of our cloud services offerings can be affected by a variety of factors, including but not limited to: security, reliability, performance, terms of service, support terms, customer preference, community engagement, customer concerns with entrusting a third-party to store and manage their data, public concerns regarding data privacy or data protection, and the enactment of restrictive laws or regulations in the affected jurisdictions. If we or other providers of cloud services experience security incidents or breaches, loss of customer data, disruptions in delivery of services, network outages, disruptions in availability of the internet, unauthorized access or other problems, the market for cloud services as a whole, including Splunk Cloud, may be negatively affected. Moreover, sales of Splunk Cloud and other cloud services could displace sales of licenses. Alternatively, subscriptions to Splunk Cloud and other cloud services that exceed our expectations may unexpectedly increase our costs, lower our margins, lower our profits or increase our losses and otherwise negatively affect our projected financial results.

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

In November 2021, we announced that Douglas Merritt, our CEO and a member of our board of directors, would depart the company and Graham Smith, our Chair of the Board, would serve as interim CEO until a permanent CEO was appointed. In March 2022, we announced the appointment of Gary Steele as our new permanent CEO, effective April 11, 2022. We also announced the departure of Teresa Carlson, President and Chief Growth Officer. These changes in our executive management team, and any future changes, resulting from the hiring or departure of executive officers, could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. If we are not successful in managing the transition of Mr. Steele into his new role, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business. Further, this change also increases our dependency on other members of our executive management team who remain with us. As noted above, because our executive officers are at-will employees, they could terminate their employment with us at any time and any such departure could be particularly disruptive in light of the recent leadership transition. There is intense competition for executive management and it may take an extended period of time to find a candidate that meets our requirements. Accordingly, the loss of one or more of our executive officers or key employees could have an adverse effect on our business.

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance and other personnel, particularly in our sales and marketing, research and development, general and administrative, and professional service departments. In fiscal 2022, there has been a dramatic increase in workers leaving their positions throughout our industry that is being referred to as the “great resignation,” and the market to build, retain and replace talent has become even more highly competitive. We face intense competition for qualified individuals from numerous software and other technology companies. In this period of the "great resignation," we have faced and may continue to face higher employee turnover rates. We may incur significant costs to attract and retain these qualified individuals, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. Further, our current and future office environments or flexible work policies may not meet the expectations of our employees or prospective employees. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.

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

In addition, we rely upon equity compensation to help attract, motivate and retain our employees, executive officers and directors, and to align the interests of our employees, executive officers and directors with our stockholders. Our 2012 Equity Incentive Plan, as amended, expired in March 2022. In January 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”) in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of The Nasdaq Stock Market LLC, which will become effective on April 1, 2022. The 2022 Plan provides for the grant of nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units and performance shares to eligible employees in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the The Nasdaq Stock Market LLC. No awards may be made under the Inducement Plan to current employees or current or future non-employee service providers. Failure to obtain stockholder approval of a new equity incentive plan with a sufficient number of shares reserved for issuance under such plan, will place us at a competitive disadvantage and would significantly hinder our ability to grant equity awards to existing employees and existing and new directors, which could impede our ability to attract, motivate and retain employees, key executives or directors, harm our growth and adversely affect our operating results. The number of shares covered by equity awards that we have issued or may issue under our 2012 Equity Incentive Plan, as amended, prior to its termination or may issue under then Inducement Plan may alter the metrics, such as burn rate and overhang, used to measure the dilutive impact of our equity compensation on our stockholders, which could make our stockholders less likely to approve a new equity incentive plan with the number of shares we need to attract, motivate and retain current and new employees and non-employee service providers. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock, restricted stock units or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested restricted stock units or options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, results of operations, financial condition and cash flows would be adversely affected.

We have in the past made and may in the future make acquisitions that could prove difficult to integrate and/or adversely affect our business operations and financial results.

From time to time, we may make acquisitions that could be material to our business, results of operations, financial condition and cash flows. For example, in May 2021 we acquired TruSTAR, a cloud-native security company providing a data-centric intelligence platform. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

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

Our unused net operating losses (“NOLs”) and tax credits generally carry forward to offset future taxable income and tax. We record an asset for these future tax benefits, with our U.S. federal and state tax benefits subject to a full valuation allowance. Federal, state and foreign taxing bodies often place limitations on NOLs and tax credit carryforward benefits. As a result, we may not be able to utilize the NOL and tax credit assets reflected on our balance sheet, even if we attain profitability. Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”), is one such example of a limitation. A corporation that undergoes an “ownership change” within the meaning of Section 382 of the Code is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. If our existing NOLs are subject to limitations arising from an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code, and a certain amount of our prior-year NOLs could expire without benefit. Changes in the law may also impact our ability to use our NOL and tax credit carryforwards. For example, the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, limited Federal NOL deductions to 80% of taxable income for NOLs incurred in tax years beginning after December 31, 2017. As a result of this limitation, we may face a federal income tax liability even though we have unused NOL carry forwards.

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

Factors Related to the Economy and the Markets in which We Operate

The extent to which the ongoing COVID-19 pandemic will continue to impact our business, results of operations and cash flows will depend on future developments, which are highly uncertain and difficult to predict.

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

In light of the uncertain and fluid situation relating to the ongoing COVID-19 pandemic, and changing public health recommendations, we continue to take precautionary measures intended to minimize the risk of the disease to our employees, our customers, and the communities in which we operate, which could negatively impact our business. Although we continue to monitor the situation and will adjust our current policies as more information and public health guidance become available, including progress made through vaccinations and changes due to additional variants, precautionary measures that have been adopted could negatively affect our customer success efforts, employee productivity and retention, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, including as a result of continuing or recurring travel restrictions and limitations, any of which could harm our business and results of operations. Additionally, we have begun to reopen certain of our offices in a phased approach and to hold in-person or hybrid meetings and events, on a voluntary basis, taking into consideration government restrictions and employee safety. But with many of our employees continuing to work remotely, we are at increased risk of cyber security-related breaches. We continue to take steps to monitor and enhance the security of our systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, IT infrastructure networks, and data upon which we rely. The ongoing COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which has and may continue to bring changes to our real estate lease assets.

It is not possible at this time to estimate the continued impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, including the duration, spread and severity of the virus and its variants, which are highly uncertain and cannot be predicted. Furthermore, due to our shift to a cloud services delivery model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.

In September 2021, the Biden Administration announced its Path Out of the Pandemic: COVID-19 Action Plan. As part of that plan, the President signed an Executive Order, and related guidance was published that, together, require certain COVID-19 precautions for federal contractors and their subcontractors, including mandatory COVID-19 vaccines for employees (subject to medical and religious exemptions). In October 2021, we announced to our U.S. employees that we would require all of our U.S. employees (subject to the exemptions described above) to be vaccinated by the Biden Administration’s deadline. The Biden Administration’s vaccination requirement is currently stayed across the country as a result of preliminary injunctions that have been entered into by a number of federal courts and our mandatory vaccine policy is similarly currently paused. We continue to evaluate the potential impact of this Executive Order on our business. If the federal vaccine mandate moves forward, we may experience constraints on our workforce and the workforce of our supply chain, which could require us to adapt our operations, and could have an adverse effect on our business.

We face intense competition in our markets, and we may be unable to compete effectively against our current and future competitors.

Although our offerings target the new and emerging market for cloud and software services that deliver real-time business insights from data, we compete against a variety of large cloud service providers (“CSP”) and software vendors, as well as smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•Cloud monitoring and APM/Observability vendors;

•Monitoring, troubleshooting, security and analytics services offered (embedded or add-ons) by major public CSPs;

•Legacy security, systems management and other IT vendors; and

•IT departments that undertake custom software development efforts to analyze and manage their operations data across their public and private cloud landscapes.

The principal competitive factors in our markets include features, performance and support, scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. Some of our current and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios, broader global distribution networks and presence and more developed networks of partners and skilled users. Further, competitors may be able to offer products or functionality similar to ours at a more attractive price than we can, such as by integrating or bundling their software products with their other product offerings. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on delivering real-time business insights from data and could directly compete with us. For example, companies may commercialize open source software in a manner that competes with our offerings or causes potential customers to believe that such products and our offerings perform the same function. If companies move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services comparable to ours or that are better suited for cloud-based data, and the demand for our offerings may decrease. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.

In recent years, there have been significant acquisitions and consolidation by and among our competitors. We anticipate this trend of consolidation will continue, which will present heightened competitive challenges to our business. In particular, consolidation in our industry increases the likelihood of our competitors offering bundled or integrated products, and we believe that it may increase the competitive pressures we face with respect to our offerings. If we are unable to differentiate our offerings from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see decreased demand for those offerings, which would adversely affect our business operations, financial results and growth prospects. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently their willingness to use software solutions from such firms. Similarly, if customers seek to concentrate their software license purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage regardless of the performance and features of our offerings. We believe that in order to remain competitive at the large enterprise level, we will need to develop and expand relationships with CSPs, global system integrators and managed service provides that provide a broad range of products and services. If we are unable to anticipate competitive challenges or compete effectively, our business operations and financial results could be materially and adversely affected.

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

We spend substantial amounts of time and money to research and develop or acquire new offerings and enhanced versions of our existing offerings to incorporate additional features, improve functionality or other enhancements in order to meet our customers’ rapidly evolving demands. In addition, we continue to invest in solutions that can be deployed on top of our platform to target specific use cases and to cultivate our community of application developers and users. When we develop a new or enhanced version of an existing offering, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop or acquire new or enhanced offerings, their introduction must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. If our recent product expansions and offerings do not garner widespread market adoption and implementation, our financial results and competitive position could suffer.

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

•release of cloud-based offerings that do not, or are perceived to not, fully meet customers’ security and compliance needs;

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

Prolonged economic uncertainties or downturns could adversely affect our business operations or financial results. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, inflation rate fluctuations, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster, outbreaks of pandemic diseases such as COVID-19, political unrest and social strife, armed conflicts, such as the war in Ukraine, and an act of terrorism on the United States, Europe, Asia Pacific or elsewhere, have caused and could continue to cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

These conditions, including supply chain disruptions due to the war in Ukraine and any indirect effects, could make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our offerings, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.

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

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our offerings or could limit our customers’ ability to implement our offerings in those countries. Changes in our offerings or future changes in export and import regulations may create delays in the introduction of our offerings in international markets, prevent our customers with international operations from deploying our offerings globally or, in some cases, prevent the export or import of our offerings to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, including as a result of geopolitical developments following the war in Ukraine, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our offerings by, or in our decreased ability to export or sell our offerings to, existing or potential customers with international operations. Any decreased use of our offerings or limitation on our ability to export or sell our offerings would likely adversely affect our business operations and financial results.

Factors Related to Customers and Sales

If customers do not expand their use of our offerings beyond the current predominant use cases, our ability to grow our business and operating results may be adversely affected.

Most of our customers currently use our offerings to support application management, IT operations, security and compliance functions. Our ability to grow our business depends in part on our ability to help enable current and future customers to increase their use of our offerings for their existing use cases and expand their use of our offerings to additional use cases. If we fail to achieve market acceptance of our offerings for these applications, if we fail to predict demand for product functionality or respond to such demand in a timely fashion, if our customers are not satisfied with our offerings, or if a competitor establishes a more widely adopted solution for these applications, our ability to grow our business and financial results will be adversely affected.

Our business and growth depend substantially on customers entering into, renewing, upgrading and expanding their term licenses, agreements for cloud services and maintenance and support agreements with us. Any decline in our customer renewals, upgrades or expansions could adversely affect our future operating results.

We typically enter into agreements for our license offerings, cloud services, and maintenance and support services, which customers have discretion to renew or terminate at the end of the initial term. In order for us to improve our operating results, it is important that new customers enter into renewable agreements, and our existing customers renew, upgrade and expand their agreements when the initial contract term expires. Our customers have no obligation to renew, upgrade or expand their agreements with us after the terms have expired. Our customers’ renewal, upgrade and expansion rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of general economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. For example, the continued impact of the ongoing COVID-19 pandemic on the current economic environment has caused, and may in the future cause, customers to request concessions such as extended payment terms or better pricing or be unwilling to commit to long-term contracts. If our customers do not renew, upgrade or expand their agreements with us or renew on terms less favorable to us, our revenues may decline.

We employ multiple and evolving pricing models, which subject us to various pricing and licensing challenges that could make it difficult for us to derive value from our customers and may adversely affect our operating results.

We employ multiple and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise based on either the estimated daily data indexing capacity or compute power consumed to support our customers’ workload. We are seeing an increasing number of customers shift to workload-based pricing. In addition, Splunk Cloud is generally priced based on either the volume of data indexed per day including a fixed amount of data storage, or purchased infrastructure, data storage and bandwidth our customers require to support the underlying workload, while Splunk SOAR and Splunk On-Call are priced by the number of seats, or events used for the products and suites are subscribed based on the number of hosts. We offer term licensing options for license offerings and have some remaining perpetual licenses with existing customers, which each have different payment schedules, and depending on the mix of such licenses and cloud subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes or compute usage increase over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or cloud subscriptions, or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. As the amount of data and analytic needs within our customers’ organizations grow, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. We have introduced and expect to continue to introduce variations to our pricing models, including but not limited to, predictive pricing programs, workload-based pricing, entity-based pricing, “rapid adoption” packages and other pricing programs that provide broader usage and cost predictability as well as tiered pricing based on deployment models, data source types, compute and storage units and customer environments. Any change in pricing models bears inherent risks as it may provide customers a choice to go for the lower-cost option, therefore putting renewal and customer lifetime value at risk. Although we believe that these pricing models and variations to these models will drive net new customers and increase customer adoption, it is possible that they will not and may potentially cause customers to decline to purchase or renew licenses or cloud subscriptions, or confuse customers and reduce their lifetime value, which could negatively impact our revenue, business and financial results.

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

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. This variation is due to numerous factors, including in the expansion of our offerings and new pricing models, as well as the potential for different buying centers for the same offering. In addition, Splunk Cloud has generated interest from our customers who are also considering purchasing and deploying Splunk Enterprise on-premises. In some cases, our customers may wish to consider a combination of these offerings, potentially further slowing our sales cycle. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, an existing customer will convert from a perpetual license to term license or to cloud services, we will make a sale with a potential customer, or a user of a trial version of one of our offerings will upgrade to the paid version of that offering. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenues from that transaction are lost or delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term (subject to rising fixed costs in the longer term as discussed above), our operating results will suffer if revenues fall below our expectations in a particular quarter.

Our international sales and operations subject us to additional risks and challenges that can adversely affect our business operations and financial results.

During fiscal 2022, we derived approximately 31% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. Additionally, we currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to new or existing customers to the same degree we have experienced in the United States.

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

•political uncertainty and international conflicts around the world;

•compliance with multiple and changing foreign laws and regulations, including those governing employment, tax, privacy and data protection, data transfer, data security, data residency, and industry-specific matters, and the risks and costs of non-compliance with such laws and regulations;

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

In October 2019, Splunk Cloud received authorization under the U.S. Federal Risk and Authorization Management Program (“FedRAMP”) that allows U.S. federal government agencies and contractors to have greater integration with our platform if and when they transition to cloud-based computing. Splunk achieved accreditation against the Protected Level under the Australian Information Security Registered Assessors Program (IRAP) in June 2021. In September 2021, the U.S. Defense Information Systems Agency (DISA) granted Splunk Cloud U.S. Department of Defense (DoD) Impact Level 5 (IL5), which allows U.S. government agencies to use our platform for high sensitivity Controlled Unclassified Information (CUI). Maintaining FedRAMP, IRAP, IL5, and other such restricted cloud environments places an increased compliance burden upon us, which may increase our internal costs to provide services to government agencies. If we cannot adequately comply with these compliance requirements and the complexities of maintaining multiple programs, our growth could be adversely impacted, and we could incur significant liability and our reputation and business could be harmed.

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

•ability to obtain or maintain the facility clearance required to perform on classified contracts for government customers, or to obtain or maintain security clearances for our employees;

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

Our offerings involve the storage and transmission of data, and security breaches and incidents could result in unauthorized access to, or the loss, destruction, misuse, disclosure, modification, corruption, or unavailability of, this information, litigation, indemnity obligations, fines, penalties and other liability. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or our customer’s data or to disrupt our ability to provide services. There is also a danger of industrial espionage, misuse, theft of information or assets (including source code), or damage to assets by people who have gained access (authorized or unauthorized) to our facilities, systems or information. Because there are many different techniques used to obtain unauthorized access to systems and data, and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and incidents and proactively implement adequate preventative measures. Additionally, with many of our employees continuing to work remotely due to the ongoing COVID-19 pandemic, we face an increased risk of attempted security breaches and incidents. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud services offerings, our security measures or those of our third-party service providers could be breached or otherwise fail to prevent unauthorized access to or disclosure, modification, misuse, loss or destruction of such information. Computer malware, ransomware, cyber viruses, social engineering (phishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. The frequency and sophistication of these malicious attacks has increased, and it appears that cyber crimes and cyber criminal networks, some of which may be state-supported, have been provided substantial resources and may target U.S. enterprises or our customers and their use of our products. Furthermore, the risk of state-supported and geopolitical-related cyber attacks may increase in connection with the war in Ukraine and any related political or economic responses and counter-responses. In the past, we have had to take corrective action against cyber attackers to protect our cloud environment. In addition, we do not directly control content that customers store in our offerings. If customers use our offerings for the transmission or storage of personal information or other sensitive types of information and our security measures are, or are believed to have been breached or otherwise to have failed as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential or proprietary information. We make use of third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, communication with and content delivery to customers and prospects, back-office support, credit card processing, human resources services, customer relationship management, enterprise risk planning and other functions. Although we have developed systems and processes that are designed to protect our business and proprietary information and prevent data loss and other security breaches and incidents, and to reduce the impact of a security breach or incident at a third-party vendor, such measures cannot provide absolute security. We may expend significant resources, adapt our business activities and practices, or modify our operations or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate vulnerabilities. There can be no assurance that any security measures that we or our third-party service providers, including CSPs, have implemented will be effective against current or future security threats, and we cannot guarantee that our systems and networks or those of our third-party service providers, including CSPs, have not been breached or otherwise compromised, or that they and any software in our or their supply chains do not contain vulnerabilities or compromised trusted code that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Our ability to mitigate these risks may also be impacted by the acquisition of new companies, requiring us to incorporate and secure different or more complex IT environments. While we maintain measures designed to protect the integrity, confidentiality and security of our data and other data we maintain or otherwise process, our security measures or those of our third-party service providers could fail and result in a compromise of our applications or unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of such data.

Any security breach or other security incident impacting us or any of our third-party service providers, or the perception that one has occurred, could result in a loss of customer confidence in the security of our offerings and damage to our brand, reputation, and market position, result in unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of our data or our customers’ data, reduce the demand for and negatively impact market acceptance of our offerings, disrupt normal business operations, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal claims and liabilities, including litigation, regulatory investigations and enforcement actions, and indemnity obligations, and adversely affect our revenues and operating results. These risks may increase as we continue to grow the number and scale of our cloud services offerings, and process, store, and transmit increasing amounts of data. Additionally, we may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to eliminate or otherwise address vulnerabilities, and we and our third-party service providers may face difficulties or delays in identifying or otherwise responding to any potential security breach or incident and otherwise providing services.

Third parties may also conduct attacks designed to deny customers access to our cloud services offerings. A significant disruption in access to, or ability to use, our cloud services offerings could damage our reputation with current and potential customers, expose us to claims and liability, cause us to lose customers, negatively impact market acceptance of our cloud services offerings or other offerings, or otherwise negatively affect our business.

The attack against SolarWinds, in which hackers inserted malware into a SolarWinds software update, highlights the growing risk from the infection of trusted third-party software while it is under assembly, known as a supply chain attack. In addition to software supply chain attacks, third-party vulnerabilities may impact our security posture. We have a threat and vulnerability management program to track, remediate and help mitigate vulnerabilities in our IT environments. Nevertheless, the recent attack on on-premise Microsoft Exchange services and the Log4j vulnerability, which could be exploited to allow unauthorized actors to execute code remotely, highlight the risk that third-party products and open-source software we use may contain vulnerabilities that can be exploited by adversaries.

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

Our continued growth depends in part on the ability of our existing and potential customers to use and access our cloud services offerings or our website in order to download our software or encrypted access keys for our software within an acceptable amount of time. In addition, we rely heavily on hosted SaaS technologies from third parties in order to operate critical functions of our business, including our cloud services offerings, enterprise resource planning services and customer relationship management services. We have experienced and may in the future experience real or perceived website and cloud service disruptions, storage failures, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website and services simultaneously, and real or perceived security risks, including unauthorized access to our systems or networks, software vulnerability exploits or cyber security, denial of service or ransomware attacks. In some instances, we may not be able to identify the cause or causes of these website or service performance problems or provide an effective remediation or patch within an acceptable period of time. It may become increasingly difficult to maintain and improve our website and service performance, especially during peak usage times and as our offerings become more complex and our user traffic increases or where security exploits may have no available patches or mitigations (“zero day” exploits). If our website or cloud services offerings are compromised or unavailable or if our users are unable to download our software or encrypted access keys within a reasonable amount of time or at all, we could suffer damage to our reputation with current and potential customers, be exposed to legal liability, and lose customers, all of which could negatively affect our business. We expect to continue to make significant investments to maintain and improve website and service performance and to enable rapid releases of new features and apps for our offerings. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop and secure our technology and network architecture to accommodate actual and anticipated changes in technology and evolving security threats, our business and operating results may be adversely affected.

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

Data privacy and security have become significant issues in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements, industry standards, or our internal practices. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain types of information. For example, on January 1, 2020, the California Consumer Privacy Act (“CCPA”) went into effect. The CCPA requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (“CPRA”), which modifies the CCPA, was approved by California voters in the November 3, 2020 election, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Further, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (“CPA”), which takes effect on July 1, 2023. The CDPA and CPA share similarities with the CCPA, the CPRA, and legislation proposed in other states. Aspects of the CCPA, CPRA, CDPA, and CPA, and their interpretation, remain unclear, and we cannot yet fully predict the impact of these laws or regulations on our business or operations.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy or data protection legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the EU General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and, in addition to imposing stringent obligations relating to data protection and security, authorizes fines up to 4% of global annual revenue for some violations. We relied in part upon the EU-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the European Commission and the Swiss-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the Swiss Administration to provide U.S. companies with a valid data transfer mechanism under EU and Swiss law to permit them to transfer personal data from the European Economic Area (“EEA”) and Switzerland to the United States. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield, concluding it did not provide adequate protection for personal data transferred to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-US Privacy Shield on similar grounds. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on standard contractual clauses approved by the European Commission (“SCCs”) to transfer personal data. The CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. On June 4, 2021, the European Commission published new SCCs that are required to be implemented. The revised SCCs, recommendations and opinions of regulators, and other developments relating to cross-border data transfer, may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA and Switzerland, which may increase compliance and related costs, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, financial condition and operating results.

On February 23, 2022, the European Commission proposed new legislation, the Data Act, which imposes obligations related to access, sharing, portability, and international transfer of non-personal data. The Council of the EU and EU Parliament will debate the draft Data Act, and, if adopted, the earliest date of entry into force is in 2024. We expect to incur additional costs to comply with the requirements of the Data Act as it is finalized for implementation.

The United Kingdom enacted a Data Protection Act in May 2018 that substantially implemented the GDPR, and has implemented legislation referred to as the “UK GDPR” that generally provides for implementation of the GDPR in the United Kingdom. On June 28, 2021, the European Commission announced a decision that the United Kingdom is an “adequate country” to which personal data could be exported from the EEA, but this decision must be renewed and may face challenges in the future, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. Additionally, we cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated in the future. Our EMEA headquarters is in London, causing these areas of uncertainty with respect to United Kingdom data protection law and cross-border personal data transfers to be particularly significant to our operations. Some countries also are considering or have enacted legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services outside of the United States.

Complying with the GDPR, CCPA, CPRA, CDPA, CPA, or other laws, regulations, or other obligations relating to privacy, data protection, data localization or security in the U.S. or other regions worldwide, including Australia’s Privacy Act, Canada’s Personal Information Protection and Electronic Documents Act, and Japan’s Act on the Protection of Personal Information, may cause us to incur substantial operational costs or require us to modify our data handling practices and policies, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results. Further, any actual or alleged non-compliance could result in claims and proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results and prevent us from offering certain services where we operate. Some statutory requirements, both in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996 and numerous state statutes, include obligations of companies to notify individuals of security breaches involving certain types of personal information, which could result from breaches experienced by us or our service providers. Any actual or perceived security breach or incident could impact our reputation, harm our customer confidence, hurt our sales and expansion into new markets or cause us to lose existing customers, and could expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach or incident.

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

There may be third-party intellectual property rights, including issued or pending patents, that cover or claim to cover significant aspects of our technologies or business methods. We may be exposed to increased risk of being the subject of intellectual property infringement claims as a result of acquisitions, as, among other things, we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages or enhanced statutory damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third-

party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our offerings and may be unable to compete effectively. Any of these results would adversely affect our business operations and financial results.

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

Our cloud services offerings, such as Splunk Cloud, are hosted exclusively by our CSPs. We do not have control over the operations or the facilities of CSPs that we use, and any changes in a Cloud Service Provider’s service levels, which may be less than 100%, may adversely affect our ability to meet the commitments we make to our customers and their requirements. We currently offer a 100% uptime service level agreement (“SLA”) for Splunk Cloud. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as the usage of our offerings increases. If any of the services provided by the CSPs fail or become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, or if we are unable to deliver 100% uptime under our SLAs, our revenues could be reduced, our reputation could be damaged, we could be exposed to legal liability, expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our offerings and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business, financial results and the usage of our offerings. If we are unable to renew our agreements with our Cloud Service Providers on commercially reasonable terms, or our agreements are prematurely terminated, or we need to add new CSPs to increase capacity and uptime, we could experience interruptions, downtime, delays, and additional expenses related to transferring to and providing support for these new platforms. Our customers may require that we provide our cloud services offerings through Infrastructure-as-a-Service (IaaS) Platforms that we do not offer, which could adversely affect our ability to attract new customers or maintain current customers, either of which could negatively affect our financial condition.

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

In addition to our direct sales force, we use partners, such as distributors and resellers, to license, provide professional services and support our offerings. Historically, we have relied on a limited number of such partners for a substantial portion of our total sales, particularly in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions, and for sales to government agencies. For example, sales through our top two partners represented 43% of our revenue in fiscal 2022. We expect that sales through partners in all regions will continue to be a significant portion of our revenues for the foreseeable future. As changes in our partner strategy are implemented.

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

Our future performance depends in part on proper use of our community website, Splunkbase, expansion of our developer network, and support from third-party software developers.

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

•as we migrate our on-premises based products to cloud-based services, third-party developers may not convert their apps to work in the cloud environment or may not find our expanded developer network to be palatable for their cloud-based apps;

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

Many of these risks are not within our control to prevent, and our brand may be damaged if these apps, add-ons or extensions do not perform to our customers’ satisfaction and that dissatisfaction is attributed to us.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $1.0 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”), $1.27 billion aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (the “2027 Notes”), $776.7 million aggregate principal amount of 0.50% Convertible Senior Notes due 2023 (the “2023 Notes”) and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (the “2025 Notes” and collectively, the “Notes”) that we issued in July 2021, June 2020 and September 2018, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control.Our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to meet our debt obligations, including the Notes, which would materially and adversely impact our business, financial condition and operating results.

Our current and future indebtedness, including the Notes, may limit our operating flexibility or otherwise affect our business.

Our existing and future indebtedness, including the Notes, could have important consequences to our stockholders and significant effects on our business. For example, it could:

•make it more difficult for us to satisfy or refinance our debt obligations, including the Notes;

•require us to raise additional capital to refinance the Notes as they mature;

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

The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock; provided, in the case of the 2026 Notes, a holder of an SL Note (as defined in the indenture governing the 2026 Notes) has the right to determine the settlement method for any SL Note converted in connection with our delivery of a redemption notice. If we elect or, in the case of a conversion of the 2026 Notes in connection with a Redemption

Notice, are required, to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Holders of the Notes may hedge their positions in the Notes by entering into short positions with respect to the underlying common stock. In addition, any anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

The conditional conversion feature of the 2023 Notes, the 2025 Notes, or the 2027 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2023 Notes, the 2025 Notes, or the 2027 Notes is triggered, holders of such Notes will be entitled under the applicable indenture governing such Notes to convert their Notes at any time during specified periods at their option. There is no conditional conversion feature with respect to the 2026 Notes and holders of the 2026 Notes may elect to convert at any time. If one or more holders of a series of Notes elect to convert such Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

•the impact of our shift to a cloud services delivery model, as well as increased annual invoicing and decreased multi-year upfront invoicing, which may impact our revenue, deferred revenue, cash collections, remaining performance obligations, gross margin and operating income;

•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•ratings changes by any securities analysts who follow our company;

•changes in our stockholder base;

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

•general economic and political conditions and uncertainty, both domestically and internationally, as well as economic and political conditions and uncertainty specifically affecting industries in which our customers participate, including continued impacts from the ongoing COVID-19 pandemic and impacts from the war in Ukraine;

•any major change in our board of directors or management, including our recent CEO transition;

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

The long-term effects of climate change on the global economy and the technology industry in particular are unclear, however we recognize that there are inherent climate related risks wherever business is conducted. Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, pandemics such as the ongoing COVID-19 pandemic, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, infrastructure disruptions, geopolitical instability, war, the effects of climate change and other events beyond our control. Physical climate change risks can include, for example, our California corporate offices are located near major seismic faults, and have also historically experienced, and are projected to continue to experience, climate-related events including drought and water scarcity, warmer temperatures, rising sea levels, wildfires and air quality impacts and power shut-offs associated with wildfire prevention. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expenses that we may sustain. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations. Transitional climate change risks may subject us to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business and untimely or inaccurate disclosure could adversely affect our reputation, business or financial performance.

We could be subject to additional tax liabilities.

We are subject to federal, state and local taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes as there are many activities and transactions for which the ultimate tax determination is uncertain. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position is not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. At any given time, we are subject to routine inquiries from taxing jurisdictions worldwide and are working to resolve these various routine questions and potential errors. Our financial statements reflect our best judgement of needed reserves to cover known contingencies, but there can be no assurances on the final outcome of any tax assessment. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by challenges to our intercompany relationships and transfer pricing arrangements, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new tax laws that could increase our tax liabilities in countries where we do business.

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

•specify that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors, or our Chief Executive Officer;

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock, $0.001 par value, began trading on the Nasdaq Stock Market on April 19, 2012, where its prices are quoted under the symbol “SPLK.” As of January 31, 2022, there were 66 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders, but it is well in excess of the number of record holders.

Stock Performance Graph

This chart compares the cumulative total return on our common stock with that of the Nasdaq Composite index and the Nasdaq Computer index for each of the last five fiscal years ended January 31, 2022, assuming an initial investment of $100. The Nasdaq Computer index utilizes the same methods of presentation and assumptions for the total return calculation as does Splunk and the Nasdaq Composite index.

Splunk Inc. Comparison of Total Return Performance
0.4
0.3
0.2
0.1
0
Index Value
Jan 17
Jan 18
Jan 19
Jan 20
Jan 21
Jan 22
Period Ending
Splunk Inc.
Nasdaq Composite
Nasdaq Computer

Company/Index	1/31/17	1/31/18	1/31/19	1/31/20	1/31/21	1/31/22
Splunk Inc.	$100.00	$159.64	$215.76	$268.34	$285.22	$214.17
Nasdaq Composite	$100.00	$133.43	$132.52	$168.35	$242.57	$222.95
Nasdaq Computer	$100.00	$141.37	$138.37	$199.09	$302.71	$364.73

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the fiscal year ended January 31, 2022:

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
August 1 - August 31	1,880	$143.91	1,880	$500
September 1- September 30	2,561	$151.37	2,561	$112
October 1- October 31	793	$141.74	793	$—
_________________________
(1)    In June 2021, our board of directors authorized a program to repurchase up to $1.0 billion of our common stock over time. Under this program, repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program was complete as of October 31, 2021. Please refer to Note 8 “Stock Compensation Plans and Stockholders’ Equity” in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on 10-K for additional information.
(2)    The average price paid per share, inclusive of costs associated with the repurchases was $147.23.

Item 6. Selected Financial Data

[Reserved]

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

The following section generally discusses fiscal 2022 and 2021 items and year-to-year comparisons between fiscal 2022 and 2021. Discussions of fiscal 2020 items and year-to-year comparisons between fiscal 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, and are incorporated herein by reference.

Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. In addition, percentages presented are calculated from the underlying numbers in thousands and may not add to their respective totals due to rounding.

Overview

Splunk provides innovative solutions that use data from digital systems to help organizations identify opportunities for optimization and innovation and keep those systems secure and performing effectively. This class of data is growing significantly as a direct result of the prevalence and importance of digital systems used by today’s organizations. Decades of investment in digital transformation have integrated the hardware and software that comprise digital systems into every aspect of how modern organizations operate. The data generated by these systems contains a comprehensive, real-time record of operations, interactions, and transactions that our offerings convert into insights and actions that improve technology and business outcomes. Our solutions for Security and Observability empower users in technology roles, including Development Operations (“DevOps”), IT Operations (“ITOps”), and cyber security, to monitor and secure digital systems more quickly and efficiently. Business users leverage our offerings to gain visibility into their digital processes to deliver better experiences, improve decisions and drive better results.

Our offerings provide visibility to our customers’ diverse technology infrastructure including systems deployed on the edge, on premises, and in private and public cloud environments, running software ranging from monolithic apps to cloud native ones. We also believe our offerings empower operational transformation, helping customers move from reactive, non-

scalable and ineffective approaches to proactive, automated, and AI-assisted processes that drive better outcomes even as the scale and complexity of their technology continue to grow.

The COVID-19 pandemic significantly increased the importance of being a digital, data-driven organization and we believe the importance of data-driven innovation will only continue to increase over time. The events of 2020 and 2021 accelerated the adoption of new ways to work and exerted an enormous amount of pressure on organizations of all kinds to deliver better experiences and outcomes, and to enable entirely new offerings and business models. We believe this global shift in the business environment and the related challenges are here to stay and that Splunk enables organizations to rise to these challenges by leveraging technology to achieve greater efficiency, agility, security, and drive a sustained competitive advantage. When organizations use Splunk to improve their security postures and build resilience, they are able to innovate more effectively.

We typically base our cloud services annual subscription fees on the volume of data indexed per day including a fixed amount of data storage or purchased infrastructure and data storage our customers require to support the underlying workload. We are seeing an increasing number of customers shift to workload-based pricing. We recognize the revenues associated with our cloud services ratably over the associated subscription term. For our license offerings, we typically base the license fees on either the estimated daily data indexing capacity or the compute power consumed to support our customers' workload and we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large license contracts may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term.

Our revenue mix has shifted from sales of licenses to the delivery of cloud services and we expect it will continue to shift in favor of cloud services. Our transition to a predominantly cloud services delivery model has impacted, and it will continue to impact, our operating margins and revenue as an increasing percentage of our sales becomes recognized ratably. Our shift to a cloud services delivery model is dependent on customer choice and our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited. We have also shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time with the transition to an annual billings model than it has historically.

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

COVID-19 has impacted, and could further impact, our business and that of our customers as a result of quarantines, various local, state and federal government public health orders, and other restrictions. For example, we are monitoring office use in the global offices we have selected to re-open, allowing all of our employees to continue to work remotely if they prefer, allowing our employees to elect not to travel, implementing in-person, onsite and travel safety protocols, and we have shifted certain of our customer-focused and corporate events to online-only or hybrid experiences. These operational changes could extend into future quarters. The long-term impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration, spread, and severity of the virus and its variants, as well as the efficacy of vaccines and vaccine distribution, the response of our U.S. employees to the federal vaccine mandate, and the timing and trajectory of the economic recovery as well as consumer behavior as the recovery develops. Our future performance will also depend on the continuing impact of COVID-19 on our customers, partners, employee productivity and retention and sales cycles, including as a result of travel restrictions and limitations. These potential developments are uncertain and cannot be predicted and as such, the extent to which COVID-19 will continue to impact our business, operations, financial condition and results of operations over the long term is unknown. Furthermore, due to our shift to a cloud services delivery model, the effect of COVID-19 may not be fully reflected in our results of operations and overall financial performance until future periods.

As additional COVID-19 variants emerge, we will continue to evaluate our return to work and distributed workforce strategies taking into consideration factors such as treatments, vaccines progress, and public health recommendations.We also continue to evaluate our real estate needs and have in the past made the decision to exit certain office space leases. As we continue to assess how and to what extent our employees will gradually return to work in our offices, we may decide to exit additional office space leases which could result in further losses associated with our real estate lease assets.

See Part I, Item 1A. “Risk Factors” in this Form 10-K for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.

Key Business Metrics

We use certain key financial and operating metrics to evaluate our performance and monitor the growth of our business as we continue to shift to a cloud services delivery model.

Annual Recurring Revenue

We use cloud annual recurring revenue (“Cloud ARR”) and total annual recurring revenue (“Total ARR”) to identify the annual recurring value of customer contracts at the end of a reporting period and to monitor the growth of our recurring business as we continue to shift to a cloud services delivery model. Cloud ARR represents the annualized revenue run-rate of active cloud services contracts at the end of a reporting period. Total ARR represents the annualized revenue run-rate of active cloud services, term license and maintenance contracts at the end of a reporting period. Each contract is annualized by dividing the contract value by the number of days in the contract term and then multiplying by 365. ARR should be viewed independently of revenue, and does not represent our revenue under U.S. GAAP on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal rates. ARR is not intended to be a replacement for forecasts of revenue.

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

Dollar-Based Net Retention Rate

We quantify our net expansion across existing cloud customers through our cloud dollar-based net retention rate (“Cloud DBNRR”). We calculate Cloud DBNRR by dividing the Cloud ARR at the end of a period (“Cloud Current Period ARR”) by the Cloud ARR of the same group of customers at the beginning of that 12-month period. Cloud Current Period ARR includes existing customer renewals and expansion, is net of existing customer contraction and churn, and excludes new customers. For the trailing 12-month Cloud DBNRR, we take the dollar-weighted average of the Cloud DBNRR over the trailing 12 months. The following presents our trailing 12-month Cloud DBNRR:

Remaining Performance Obligations (“RPO”) Bookings

RPO Bookings is an indicator of overall bookings momentum. We calculate total RPO Bookings as total revenue plus the change in total RPO. Total RPO is separately disclosed in Note 9 “Revenue” of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on 10-K. The following presents our total RPO Bookings (in millions):

Below is a calculation of fiscal 2022 and fiscal 2021 total RPO Bookings:

	Fiscal Year Ended January 31,
(In thousands)	2022	2021
Total revenues	$2,673,664	$2,229,385
Change in RPO	591,992	184,319
Total RPO Bookings	$3,265,656	$2,413,704

Financial Summary
(Dollars in millions)

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

•Maintenance revenues. When a term license is purchased, maintenance is bundled with the license for the term of the license period. While we only sell perpetual licenses on an exception basis, for any existing perpetual license customers, maintenance is usually renewed on an annual basis. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. Maintenance revenues as a percentage of total revenues were 17.6% and 21.4% for fiscal 2022 and 2021, respectively.

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

Income Tax Provision (Benefit)

Our income tax provision (benefit) consists of federal, state and foreign income taxes. Because of our history of U.S. operating losses, we have established a full valuation allowance on our U.S. deferred tax assets. We regularly assess the need for the valuation allowance. If we determine that an adjustment is needed, we will record the necessary adjustment in the period that the determination is made.

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

Deferred Sales Commissions

Sales commissions paid to our sales force and the related payroll taxes are considered incremental and recoverable costs of obtaining a contract with a customer. Costs related to new cloud services and term license contracts are amortized in proportion to the transfer of related services and delivery of licenses, including renewals, over the average period of benefit. We have determined that the average period of benefit related to these costs is five years, which is longer than our customers’ initial contract periods, but reflects the average period of benefit, including expected contract renewals. In arriving at this average period of benefit we considered the nature of our customer contracts, the duration of our relationships with customers, and the estimated life cycles of our technology. Costs related to renewals are amortized over the contract period. In capitalizing and amortizing deferred commissions, we have elected to apply a portfolio approach.

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

For further information on all of our significant accounting policies, refer to Note 1 “Description of the Business and Significant Accounting Policies” of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following table sets forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

Consolidated Statements of Operations Data

	Fiscal Year Ended January 31,
(In thousands and as % of total revenues)	2022		2021		2020
Revenues
Cloud services	$943,785	35.3%	$554,132	24.9%	$312,358	13.2%
License	1,056,481	39.5	971,378	43.6	1,373,367	58.2
Maintenance and services	673,398	25.2	703,875	31.6	673,201	28.5
Total revenues	2,673,664	100.0	2,229,385	100.0	2,358,926	100.0
Cost of revenues
Cloud services (1)	398,274	42.2	252,290	45.5	161,510	51.7
License (1)	9,215	0.9	20,864	2.1	24,116	1.8
Maintenance and services (1)	326,480	48.5	274,191	39.0	244,162	36.3
Total cost of revenues	733,969	27.5	547,345	24.6	429,788	18.2
Gross profit	1,939,695	72.5	1,682,040	75.4	1,929,138	81.8
Operating expenses
Research and development	1,029,574	38.5	791,026	35.5	619,800	26.3
Sales and marketing	1,534,600	57.4	1,336,056	59.9	1,263,873	53.6
General and administrative	522,350	19.5	335,144	15.0	332,602	14.1
Total operating expenses	3,086,524	115.4	2,462,226	110.4	2,216,275	94.0
Operating loss	(1,146,829)	(42.9)	(780,186)	(35.0)	(287,137)	(12.2)
Interest and other income (expense), net
Interest income	2,583	0.1	13,850	0.6	54,142	2.3
Interest expense	(174,598)	(6.5)	(123,076)	(5.5)	(96,249)	(4.1)
Other income (expense), net	(1,939)	(0.1)	(11,636)	(0.5)	(2,407)	(0.1)
Total interest and other income (expense), net	(173,954)	(6.5)	(120,862)	(5.4)	(44,514)	(1.9)
Loss before income taxes	(1,320,783)	(49.4)	(901,048)	(40.4)	(331,651)	(14.1)
Income tax provision	18,314	0.7	6,932	0.3	5,017	0.2
Net loss	$(1,339,097)	(50.1)%	$(907,980)	(40.7)%	$(336,668)	(14.3)%
_________________________
(1)Calculated as a percentage of the associated revenues.

Comparison of the Fiscal Years Ended January 31, 2022 and 2021

Revenues
(Dollars in millions)

Fiscal 2022 - 2021
Total revenues increased $444.3 million, or 19.9%, primarily due to the following:

+    increase of $389.7 million, or 70.3%, in cloud services revenues
+    increase of $85.1 million, or 8.8%, in license revenues
-    decrease of $30.5 million, or (4.3)%, in maintenance and services revenues

Our transition to a cloud services delivery model has impacted, and it will continue to impact the timing of our recognition of revenue as an increasing percentage of our sales becomes recognized ratably. The increase in cloud services revenues reflects the continued customer adoption of our cloud services offerings. Our customers are increasingly purchasing our Splunk Cloud service as it delivers the benefits of Splunk Enterprise, while eliminating the need to purchase, deploy and manage infrastructure. The increase in license revenues is a result of increased license bookings during fiscal 2022, as compared to fiscal 2021. Maintenance and services revenues decreased as our customers shift to a cloud services delivery model.

Cost of Revenues and Gross Margin
(Dollars in millions)

Fiscal 2022 - 2021
Total cost of revenues increased $186.6 million or 34.1% primarily due to the increase in cloud services cost of revenues, as a result of our ongoing transition from a license to a cloud services delivery model.

Cloud services cost of revenues increased $146.0 million or 57.9%, primarily due to the following:

+    increase of $94.0 million in third-party hosting fees to support our cloud services
+    increase of $26.7 million in salaries and benefits, including stock-based compensation expense as we increased headcount
+    increase of $13.1 million in third-party consulting services
+    increase of $10.5 million in overhead expenses

Maintenance and services cost of revenues increased $52.3 million, or 19.1%, primarily due to the following:

+    increase of $34.6 million in salaries and benefits, including stock-based compensation expense as we increased headcount

+    increase of $15.2 million in third-party consulting services

Total gross margin decreased primarily due to a shift in the overall revenue mix in favor of cloud services, which have lower gross margins than our license business. The decrease in maintenance and services gross margin is primarily attributable to a decline in maintenance and services revenues and an increase in costs as we scale our cloud services related professional services.

Operating Expenses
(Dollars in millions)
Research and Development Expense

Fiscal 2022 - 2021
Research and development expense increased $238.5 million, or 30.2%, primarily due to the following:

+    increase of $165.0 million in salaries and benefits, which includes a $55.9 million increase in stock-based compensation expense as we increased headcount
+    increase of $43.3 million in third-party hosting fees to support our product development efforts
+    increase of $17.8 million in third-party consulting services
+    increase of $8.5 million in overhead and other expenses

Sales and Marketing Expense

Fiscal 2022 - 2021
Sales and marketing expense increased $198.5 million, or 14.9%, primarily due to the following:

+    increase of $134.1 million in salaries and benefits, which includes a $48.1 million increase in stock-based compensation expense as we increased headcount
+    increase of $20.8 million in overhead and other expenses
+    increase of $19.5 million in third-party consulting services
+    increase of $14.8 million in marketing expenses
+    increase of $5.1 million in travel-related expenses

General and Administrative Expense

Fiscal 2022 - 2021
General and administrative expense increased $187.2 million, or 55.9%, primarily due to the following:

+    increase of $128.9 million in salaries and benefits, which includes a $48.6 million increase in stock-based compensation expense as we increased headcount
+    increase of $55.2 million in facility exit costs representing the loss on the termination of a lease in San Jose, CA
+    increase of $3.7 million in overhead and other expenses

Interest and Other Income (Expense), net

	Fiscal Year Ended January 31,
(In thousands)	2022	2021
Interest and other income (expense), net
Interest income	$2,583	$13,850
Interest expense	(174,598)	(123,076)
Other income (expense), net	(1,939)	(11,636)
Total interest and other income (expense), net	$(173,954)	$(120,862)

Fiscal 2022 - 2021
Interest and other income (expense), net reflects a net increase in expense of $53.1 million, primarily due to an increase in interest expense related to our convertible notes driven by the issuance of the 2026 Notes in July 2021 and the issuance of the 2027 Notes in June 2020, which contributed less than eight months of interest expense during fiscal 2021.

Income Tax Provision

	Fiscal Year Ended January 31,
(In thousands)	2022	2021
Income tax provision	$18,314	$6,932

Fiscal 2022 - 2021
Our income tax provision increased primarily due to increases in foreign profits and associated taxes, greater sales to countries that impose withholding taxes, and reduced stock compensation tax benefits in foreign jurisdictions.

Seasonality, Cyclicality and Quarterly Trends

Our quarterly results reflect seasonality in the sale of our offerings. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenue in the first fiscal quarter. We expect some of this seasonality to continue in fiscal 2023 and beyond as license sales activity continues, however we expect the impact of this seasonality to decrease over time as a higher percentage of our revenues come from cloud services. As we continue to expect seasonally higher bookings and billings in the fiscal fourth quarter, with more of our revenue being recognized ratably there will also be a seasonal impact on our remaining performance obligations and deferred revenue. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short term. The timing of revenues in relation to our expense activity, which generally does not correlate directly with revenues, has an impact on cost of revenues, research and development expense, sales and marketing expense and general and administrative expense as a percentage of total revenues in each fiscal quarter during the year. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Liquidity and Capital Resources

	Fiscal Year Ended January 31,
(In thousands)	2022	2021
Cash and cash equivalents	$1,428,691	$1,771,064
Investments, current	286,337	87,847
Investments, non-current	46,431	13,728

(In millions)

Our principal sources of liquidity are our cash and cash equivalents, investments and net accounts receivable. From time to time, we have also issued convertible debt to supplement our working capital. As of January 31, 2022, we had $1.8 billion of cash, cash equivalents and investments of which $287.6 million was held by foreign subsidiaries. We believe that these funds will be sufficient to meet our anticipated cash needs for at least the next 12 months.

In June 2021, our board of directors authorized and approved a stock repurchase program of up to $1.0 billion of our outstanding common stock. During fiscal 2022 we repurchased 6.9 million shares of common stock with a total price of $1.0 billion, under trading plans complying with Rule 10b5-1 under the Exchange Act, at an average price of $145.23 per share. The repurchased shares are reflected as treasury stock on our consolidated balance sheets and statement of stockholders’ equity. The repurchase program was complete as of October 31, 2021.

We intend to continue to focus our capital expenditures in fiscal 2023 to support the growth in our operations, including acquisition-related activities. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the investments in our office facilities and our systems infrastructure, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

Beginning in fiscal 2020, we shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, the timing of our cash collections will extend over a longer period of time than it has historically.

In July 2021, we issued $1 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) with Silver Lake Alpine, L.P., Silver Lake Alpine (Offshore Master), L.P. and Silver Lake Partners VI, L.P. as the purchasers. The 2026 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2026 Notes was $981.7 million, net of issuance costs. In June 2020, we issued $1.27 billion aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (the “2027 Notes”), including the exercise in full by the initial purchasers of the 2027 Notes of their option to purchase an additional $165.0 million principal amount of 2027 Notes. The 2027 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2027 Notes was $1.25 billion, net of initial purchaser discounts and other issuance costs. In connection with the issuance of the 2027 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2027 Capped Calls”). We used approximately $137.4 million of the net proceeds from the offering of the 2027 Notes to pay the cost of the 2027 Capped Calls and $691.6 million to repurchase, for cash, approximately $488.3 million aggregate principal amount of our outstanding 2023 Notes. In September 2018, we issued $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 (the “2023 Notes”) and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (the “2025 Notes”). In connection with the issuance of the 2023 Notes and the 2025 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2023 and 2025 Capped Calls”). The premiums paid for the purchase of the 2023 and 2025 Capped Calls were $274.3 million. Refer to Note 7 “Convertible Senior Notes” of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

Net cash provided by (used in) operating activities consist of our net loss adjusted for certain non-cash items and changes in operating assets and liabilities during the year.

Fiscal 2022 - 2021
Net cash provided by operating activities was $128.0 million for the year ended January 31, 2022 compared to net cash used in operating activities of $190.9 million in the prior year. Net cash provided by operating activities in fiscal 2022 was primarily due to higher cash collections from customers relative to payments to vendors and employees.

Investing Activities

Fiscal 2022 - 2021
Net cash used in investing activities of $333.8 million for the year ended January 31, 2022 primarily consisted of marketable securities purchases of $210.6 million, net of maturities, cash consideration paid related to the TruSTAR acquisition, net of cash acquired, of $80.3 million, purchases of strategic investments of $23.8 million, purchases of property and equipment of $10.7 million and cash used for the development of internal-use software of $9.4 million.

Net cash provided by investing activities of $797.2 million for the year ended January 31, 2021 primarily consisted of $908.7 million maturities of marketable securities, offset by cash consideration paid related to the Rigor, Plumbr and Flowmill acquisitions, net of cash acquired of $56.4 million, purchases of property and equipment of $37.1 million and cash used for the development of internal-use software of $14.6 million.

Financing Activities

Fiscal 2022 - 2021
Net cash used in financing activities of $136.7 million for the year ended January 31, 2022 primarily consisted of $1.0 billion of repurchases of common stock and taxes paid related to the net share settlement of equity awards of $201.0 million, offset by net proceeds of $982.2 from the issuance of the 2026 Notes, and proceeds of $79.9 million from our employee stock purchase plan.

Net cash provided by financing activities of $382.9 million for the year ended January 31, 2021 of $440.2 million proceeds from the issuance of the 2027 Notes, net of capped calls purchases and a partial repurchase of the 2023 Notes, and proceeds of $79.9 million from employee stock purchase plan.

Contractual Obligations

Our principal commitments consist of obligations under leases for office space. Refer to Note 4 “Leases” of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional details related to our accounting for leases and related costs. In addition, we hold convertible debt securities. For more information on our convertible senior notes, refer to Note 7 “Convertible Senior Notes” of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. As of January 31, 2022, our other contractual commitments associated with agreements that are enforceable and legally binding and that specify all significant terms were payments of $0.2 billion due in the next 12 months and $0.1 billion due thereafter. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

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

Claims and reimbursements under indemnification arrangements have not been material to our consolidated financial statements; therefore, there is no accrual of such amounts at January 31, 2022. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and cash equivalents of $1.4 billion as of January 31, 2022. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. During fiscal 2022 and 2021, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our operating results or the value of our available-for-sale debt securities.

In September 2018, we issued $2.13 billion aggregate principal amount of convertible senior notes in a private placement, which includes $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 (the “2023 Notes”) and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (the “2025 Notes”). In June 2020, we issued $1.27 billion aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (the “2027 Notes”), including the exercise in full by the initial purchasers of the 2027 Notes of their option to purchase an additional $165.0 million principal amount of 2027 Notes. The 2027 Notes are general senior, unsecured obligations of Splunk. In July 2021, we issued $1 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”). As these instruments have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value of either series of notes can be affected when the market price of our common stock fluctuates. We carry the notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. Refer to Note 7 “Convertible Senior Notes” of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All of our revenues are generated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We may seek to minimize the impact of certain foreign currency fluctuations by hedging certain balance sheet exposures with foreign currency forward contracts. Any gain or loss from settling these contracts is offset by the loss or gain derived from the underlying balance sheet exposures. We do not enter into any hedging contracts for trading or speculative purposes. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Recent Accounting Pronouncements

For recent accounting pronouncements, refer to Note 1 “Description of the Business and Significant Accounting Policies” of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Splunk Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Splunk Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Splunk Inc. and its subsidiaries (the “Company”) as of January 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue recognition –Identifying, Evaluating and Accounting for Terms and Conditions in Contracts with Customers

As described in Note 1 to the consolidated financial statements, the Company generates revenue in the form of cloud service fees, software license and related maintenance fees, and other service fees. The Company’s contracts with customers often contain multiple performance obligations. Management accounts for individual performance obligations separately if they are distinct. Management applies significant judgment in identifying and accounting for each performance obligation, as a result of evaluating the terms and conditions in contracts. As disclosed by management, the Company’s revenue was $2.7 billion for the fiscal year ended January 31, 2022.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 24, 2022

We have served as the Company’s auditor since 2010.

Splunk Inc.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	January 31, 2022	January 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,428,691	$1,771,064
Investments, current	286,337	87,847
Accounts receivable, net	1,306,666	1,114,199
Prepaid expenses and other current assets	152,871	162,939
Deferred commissions, current	102,322	136,331
Total current assets	3,276,887	3,272,380
Investments, non-current	46,431	13,728
Accounts receivable, non-current	242,689	347,202
Operating lease right-of-use assets	229,198	356,296
Property and equipment, net	124,900	182,780
Intangible assets, net	164,769	206,153
Goodwill	1,401,628	1,334,888
Deferred commissions, non-current	200,876	69,637
Other assets	103,497	85,422
Total assets	$5,790,875	$5,868,486
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$59,206	$9,319
Accrued compensation	396,952	281,986
Accrued expenses and other liabilities	257,979	202,959
Deferred revenue, current	1,384,605	1,030,484
Total current liabilities	2,098,742	1,524,748
Convertible senior notes, net	3,137,731	2,302,635
Operating lease liabilities	225,556	330,970
Deferred revenue, non-current	86,584	110,418
Other liabilities, non-current	19,491	5,710
Total non-current liabilities	3,469,362	2,749,733
Total liabilities	5,568,104	4,274,481
Commitments and contingencies (Note 3 and 4)
Stockholders’ equity
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at January 31, 2022 and January 31, 2021	—	—
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 160,044,675 shares outstanding at January 31, 2022, and 163,147,139 shares issued and outstanding at January 31, 2021	167	163
Accumulated other comprehensive loss	(1,199)	(592)
Additional paid-in capital	5,032,351	4,063,885
Treasury stock, at cost: 6,885,414 shares at January 31, 2022, and 0 shares at January 31, 2021	(1,000,000)	—
Accumulated deficit	(3,808,548)	(2,469,451)
Total stockholders’ equity	222,771	1,594,005
Total liabilities and stockholders’ equity	$5,790,875	$5,868,486

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended January 31,
(In thousands, except per share amounts)	2022	2021	2020
Revenues
Cloud services	$943,785	$554,132	$312,358
License	1,056,481	971,378	1,373,367
Maintenance and services	673,398	703,875	673,201
Total revenues	2,673,664	2,229,385	2,358,926
Cost of revenues (1)
Cloud services	398,274	252,290	161,510
License	9,215	20,864	24,116
Maintenance and services	326,480	274,191	244,162
Total cost of revenues	733,969	547,345	429,788
Gross profit	1,939,695	1,682,040	1,929,138
Operating expenses (1)
Research and development	1,029,574	791,026	619,800
Sales and marketing	1,534,600	1,336,056	1,263,873
General and administrative	522,350	335,144	332,602
Total operating expenses	3,086,524	2,462,226	2,216,275
Operating loss	(1,146,829)	(780,186)	(287,137)
Interest and other income (expense), net
Interest income	2,583	13,850	54,142
Interest expense	(174,598)	(123,076)	(96,249)
Other income (expense), net	(1,939)	(11,636)	(2,407)
Total interest and other income (expense), net	(173,954)	(120,862)	(44,514)
Loss before income taxes	(1,320,783)	(901,048)	(331,651)
Income tax provision	18,314	6,932	5,017
Net loss	$(1,339,097)	$(907,980)	$(336,668)

Basic and diluted net loss per share	$(8.29)	$(5.68)	$(2.22)

Weighted-average shares used in computing basic and diluted net loss per share	161,628	159,744	151,949
_________________________
(1)    Amounts include stock-based compensation expense, as follows:

Cost of revenues	$79,968	$56,437	$44,399
Research and development	327,065	271,120	185,262
Sales and marketing	246,447	198,346	216,276
General and administrative	141,338	92,752	99,487

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended January 31,
(In thousands)	2022	2021	2020
Net loss	$(1,339,097)	$(907,980)	$(336,668)
Other comprehensive income (loss)
Net unrealized gain (loss) on investments (net of tax)	(607)	(1,188)	1,114
Foreign currency translation adjustments	—	5,908	(3,920)
Total other comprehensive income (loss)	(607)	4,720	(2,806)
Comprehensive loss	$(1,339,704)	$(903,260)	$(339,474)

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities
Net loss	$(1,339,097)	$(907,980)	$(336,668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	99,145	93,666	67,661
Amortization of deferred commissions	144,850	142,095	104,353
Amortization of investment premiums (accretion of discounts), net	1,741	(667)	(9,553)
Loss on strategic investment	—	4,500	—
Amortization of debt discount and issuance costs	140,847	98,977	80,156
Gain on extinguishment of convertible senior notes	—	(6,952)	—
Repurchase of convertible senior notes attributable to the accreted interest related to debt discount	—	(22,149)	—
Loss on lease termination	47,124	—	—
Non-cash operating lease costs	9,191	25,410	1,198
Stock-based compensation	794,818	618,655	545,424
Disposal of property and equipment	785	1,045	1,974
Deferred income taxes	(579)	(3,590)	(6,120)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(87,491)	(153,724)	(679,891)
Prepaid expenses and other assets	(8,215)	(45,476)	(69,575)
Deferred commissions	(242,080)	(160,001)	(149,426)
Accounts payable	33,115	(9,082)	(5,441)
Accrued compensation	114,966	(3,805)	58,898
Accrued expenses and other liabilities	90,079	3,814	(10,392)
Deferred revenue	328,849	134,402	119,766
Net cash provided by (used in) operating activities	128,048	(190,862)	(287,636)
Cash flows from investing activities
Purchases of marketable securities	(388,741)	(87,135)	(1,086,317)
Maturities of marketable securities	178,124	995,878	1,080,812
Purchases of strategic investments	(23,750)	—	—
Acquisitions, net of cash acquired	(80,333)	(56,383)	(594,870)
Purchases of property and equipment	(10,671)	(37,107)	(101,119)
Capitalized software development costs	(9,361)	(14,602)	(2,589)
Other investment activities	980	(3,461)	(3,898)
Net cash provided by (used in) investing activities	(333,752)	797,190	(707,981)
Cash flows from financing activities
Proceeds from the exercise of stock options	2,430	3,473	3,543
Proceeds from employee stock purchase plan	79,938	79,949	60,383
Proceeds from the issuance of convertible senior notes, net of issuance costs	981,920	1,246,544	—
Purchase of capped calls	—	(137,379)	—
Partial repurchase of convertible senior notes	—	(668,929)	—
Repurchases of common stock	(1,000,000)	—	—
Taxes paid related to net share settlement of equity awards	(200,957)	(140,776)	(164,160)
Net cash provided by (used in) financing activities	(136,669)	382,882	(100,234)
Effect of exchange rate changes on cash and cash equivalents	—	3,201	(1,661)
Net increase (decrease) in cash and cash equivalents	(342,373)	992,411	(1,097,512)
Cash and cash equivalents at beginning of period	1,771,064	778,653	1,876,165
Cash and cash equivalents at end of period	$1,428,691	$1,771,064	$778,653

Supplemental disclosures
Cash paid for income taxes	$5,401	$9,760	$17,413
Cash paid for interest	24,900	29,654	15,761
Non-cash investing and financing activities
Increase in accrued purchases of property and equipment	4,273	4,148	1,329
Equity consideration for acquisitions	939	7,254	364,275

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
(In thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 31, 2019	149,167,298	$149	$2,754,858	$—	$(2,506)	$(1,232,044)	$1,520,457
Cumulative-effect adjustment from adoption of ASU 2016-02	—	—	—	—	—	7,241	7,241
Stock-based compensation	—	—	545,424	—	—	—	545,424
Capitalized software development costs	—	—	951	—	—	—	951
Issuance of common stock upon exercise of options	329,155	—	3,543	—	—	—	3,543
Vesting of restricted and performance stock units	4,003,765	4	—	—	—	—	4
Issuance of restricted stock awards	641,382	1	—	—	—	—	1
Issuance of common stock from acquisitions	2,948,471	3	344,569	—	—	—	344,572
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	19,703	—	—	—	19,703
Vesting of early exercised options	—	—	784	—	—	—	784
Taxes paid related to net share settlement of equity awards	—	—	(164,160)	—	—	—	(164,160)
Issuance of common stock upon ESPP purchase	697,477	—	60,383	—	—	—	60,383
Unrealized gain from investments (net of tax)	—	—	—	—	1,114	—	1,114
Net change in cumulative translation adjustments	—	—	—	—	(3,920)	—	(3,920)
Net loss	—	—	—	—	—	(336,668)	(336,668)
Balances at January 31, 2020	157,787,548	157	3,566,055	—	(5,312)	(1,561,471)	1,999,429
Stock-based compensation	—	—	618,655	—	—	—	618,655
Capitalized software development costs	—	—	8,019	—	—	—	8,019
Issuance of common stock upon exercise of options	352,910	—	3,472	—	—	—	3,472
Vesting of restricted and performance stock units	4,252,183	5	—	—	—	—	5
Issuance of restricted stock awards	78,897	—	—	—	—	—	—
Issuance of common stock from acquisitions	31,521	—	4,941	—	—	—	4,941
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	2,313	—	—	—	2,313
Vesting of early exercised options	—	—	203	—	—	—	203
Taxes paid related to net share settlement of equity awards	—	—	(140,776)	—	—	—	(140,776)
Issuance of common stock upon ESPP purchase	644,080	1	79,949	—	—	—	79,950
Equity component of convertible senior notes, net	—	—	342,062	—	—	—	342,062
Purchase of capped calls	—	—	(137,379)	—	—	—	(137,379)
Partial repurchase of convertible senior notes	—	—	(283,629)	—	—	—	(283,629)
Unrealized loss from investments (net of tax)	—	—	—	—	(1,188)	—	(1,188)
Net change in cumulative translation adjustments	—	—	—	—	5,908	—	5,908
Net loss	—	—	—	—	—	(907,980)	(907,980)
Balances at January 31, 2021	163,147,139	163	4,063,885	—	(592)	(2,469,451)	1,594,005
Stock-based compensation	—	—	794,818	—	—	—	794,818
Capitalized software development costs	—	—	3,539	—	—	—	3,539
Issuance of common stock upon exercise of options	217,982	—	2,430	—	—	—	2,430
Vesting of restricted and performance stock units	2,761,401	4	—	—	—	—	4
Issuance of restricted stock awards	9,307	—	—	—	—	—	—
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	939	—	—	—	939
Vesting of early exercised options	—	—	92	—	—	—	92
Taxes paid related to net share settlement of equity awards	—	—	(200,961)	—	—	—	(200,961)
Issuance of common stock upon ESPP purchase	794,260	—	79,938	—	—	—	79,938
Equity component of convertible senior notes, net	—	—	287,671	—	—	—	287,671
Repurchases of common stock	(6,885,414)	—	—	(1,000,000)	—	—	(1,000,000)
Unrealized loss from investments (net of tax)	—	—	—	—	(607)	—	(607)
Net loss	—	—	—	—	—	(1,339,097)	(1,339,097)
Balances at January 31, 2022	160,044,675	$167	$5,032,351	$(1,000,000)	$(1,199)	$(3,808,548)	$222,771

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of the Business and Significant Accounting Policies

Business

Splunk Inc. (“we,” “us,” “our”) provides innovative cloud services and licensed software solutions that deliver and operationalize insights from the data generated by digital systems. Data is produced by nearly every software application and electronic device across an organization and contains a real-time record of various activities, such as business transactions, customer and user behavior, and security threats. This data is growing significantly as a direct result of the prevalence and importance of digital systems used by today’s organizations. Our solutions help users remove barriers between insights derived from this data and actions organizations take to thrive in an era of unprecedented digital transformation. We were incorporated in California in October 2003 and reincorporated in Delaware in May 2006.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ended January 31, 2022.

Basis of Presentation

We prepared our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). The accompanying consolidated financial statements include the accounts of Splunk Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods covered by the financial statements and accompanying notes. In particular, we make estimates with respect to the stand-alone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, uncollectible accounts receivable, the assessment of the useful life and recoverability of long-lived assets (property and equipment, goodwill and identified intangibles), the period of benefit for deferred commissions, stock-based compensation expense, the fair value of the liability component of the convertible debt, the fair value of assets acquired and liabilities assumed in business combinations, income taxes, the discount rate used for operating leases, and contingencies. Actual results could differ from those estimates.

COVID-19

The novel coronavirus (“COVID-19”) has created, and may continue to create, significant uncertainty in macroeconomic conditions. The lasting social effects and extent of the impact the COVID-19 pandemic will directly or indirectly have on the global economy, our business, results of our operations, and our financial condition will depend on future developments which are highly uncertain and cannot be accurately predicted. These include the duration, spread, severity and potential recurrence of the virus and its variants, and the global availability of COVID-19 vaccines and vaccination rates. As of the date of issuance of these consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or adjust the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our consolidated financial statements.

Segments

We operate our business as one operating segment: the development and marketing of cloud services and licensed software solutions that enable our customers to gain real-time business insights by harnessing the value of their data. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency

During fiscal 2022, we reassessed the functional currency of our foreign subsidiaries and determined it was the U.S.Dollar for all our subsidiaries. The impact of this change was not material. Foreign currency transaction gains and losses are included in “Other income (expense), net” on our consolidated statements of operations and were not material during fiscal 2022, 2021, and 2020.

Foreign Currency Contracts

We may use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These contracts typically have maturities of one month. They are not designated as cash flow or fair value hedges under ASC Topic 815, Derivatives and Hedging. These contracts hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value as either assets or liabilities on our consolidated balance sheets with changes in the fair value included in “Other income (expense), net” on our consolidated statements of operations.

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

Revenue Recognition

We generate revenues in the form of cloud services fees, license and related maintenance fees, and other service fees. Cloud services are provided on a subscription basis and give our customers access to our cloud solutions, which include related customer support. Licenses for on-premises software (“licenses”) are typically term licenses and provide the customer with a right to use the software. When a term license is purchased, maintenance is bundled with the license for the term of the license period. Other services include training and professional services that are not integral to the functionality of the cloud services or licenses.

Our contracts with customers often contain multiple performance obligations, which may include a combination of cloud services, licenses, related maintenance and support services, and professional services including training. We apply significant judgment in identifying and accounting for each performance obligation, as a result of evaluating the terms and conditions in contracts. For these contracts, we account for cloud services, licenses, maintenance and support, and other services as separate performance obligations as they are each distinct. Revenue is recognized when the performance obligations are satisfied. We satisfy our cloud service performance obligation over the associated contract term and recognize the associated revenue ratably over the term of the contract once access is provided to the customer, consistent with the pattern of benefit to the customer of such services. We satisfy our obligation and recognize revenue for licenses upon transfer of control of the licenses, which occurs at delivery of the license key to customers, or when the license term commences, if later. We satisfy our maintenance and support performance obligations and recognize revenue ratably over the maintenance and support term, consistent with the pattern of benefit to the customer of such services. Professional services and training are either provided on a time and material basis or over a contract term. We satisfy our professional services and training performance obligations and recognize the associated revenue as services are delivered. With respect to contracts that include customer acceptance provisions, we recognize revenue upon customer acceptance. Our policy is to record revenues net of any applicable sales tax, use, goods and services, value added, and excise taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Most of our multi-year cloud services and license contracts are invoiced annually. A receivable for multi-year cloud services is generally recorded upon invoicing. A receivable for multi-year license contracts is recorded upon delivery, whether or not invoiced, to the extent we have an unconditional right to receive payment in the future related to those licenses. The non-current portion of these receivables, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, non-current” on our consolidated balance sheets.

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

Deferred revenue is recorded when we invoice a contract or deliver a license prior to recognizing revenue. It is comprised of balances related to cloud services, maintenance, training and professional services invoiced at the beginning of each service period, as well as licenses that were delivered prior to the license term commencing.

Deferred Sales Commissions

Sales commissions paid to our sales force and the related payroll taxes are considered incremental and recoverable costs of obtaining a contract with a customer. Costs related to new cloud services and term license contracts are amortized in proportion to the transfer of related services and delivery of licenses, including renewals, over the average period of benefit. We have determined that the average period of benefit related to these costs is five years, which is longer than our customers’ initial contract periods, but reflects the average period of benefit, including expected contract renewals. In arriving at this average period of benefit we considered the nature of our customer contracts, the duration of our relationships with customers, and the estimated life cycles of our technology. Costs related to renewals are amortized over the contract period.

In capitalizing and amortizing deferred commissions, we have elected to apply a portfolio approach. We include capitalized costs in “Deferred commissions, current and non-current” on our consolidated balance sheets and related amortization of deferred commissions in “Sales and marketing” expense on our consolidated statements of operations. There were no impairments to deferred commissions for all periods presented. Commission expense was $177.7 million, $223.6 million and $208.9 million for fiscal 2022, 2021 and 2020, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the changes in the allowance for doubtful accounts:

	Fiscal Year Ended January 31,
(In thousands)	2022	2021	2020
Balance at beginning of period	$4,430	$1,003	$445
Add: bad debt expense	5,981	3,533	1,062
Less: write-offs, net of recoveries	(6,894)	(106)	(504)
Balance at end of period	$3,517	$4,430	$1,003

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

Capitalized Software Development and Implementation Costs

Capitalization of software development costs for software to be sold, leased, or otherwise marketed begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. We did not capitalize any software development costs for fiscal 2022 and 2021 because the cost incurred and the time between technological feasibility and product release was insignificant. We had no amortization expense from capitalized purchased technology during fiscal 2022, 2021 or 2020.

We capitalize certain costs incurred in connection with the development of software (“development costs”) and the implementation of cloud computing services and on-premise software purchased for internal use (“implementation costs”). Costs incurred during the preliminary planning and evaluation stage of each project and during the post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of each project are capitalized. We define the configuration and coding process as the application development stage. Capitalized development costs are included in “Property and equipment, net” on our consolidated balance sheets. The current portion of capitalized implementation costs are included in “Prepaid expenses and other current assets” and the non-current portion are included in “Other assets” on our consolidated balance sheets. We capitalized $12.9 million and $20.3 million of development costs in fiscal 2022 and 2021, respectively, and capitalized $22.1 million of implementation costs in fiscal 2021. We did not capitalize any implementation costs in fiscal 2022. Development costs capitalized are amortized on a straight-line basis over their estimated useful life of 3 years and implementation costs capitalized are amortized on a straight-line basis over the term of the related arrangement. We recognized $7.1 million and $1.5 million in amortization expense related to capitalized implementation and development costs during fiscal 2022 and 2021, respectively, and no amortization expense was recognized during fiscal 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with comparable credit ratings, the lease term and the currency in which the lease is denominated. Our discount rate was determined using a portfolio approach.

Our operating lease assets are included in “Operating lease right-of-use assets” and the current and non-current portions of our operating lease liabilities are included in “Accrued expenses and other liabilities” and “Operating lease liabilities,” respectively, on our consolidated balance sheets. As of January 31, 2022, we had no finance leases. Refer to Note 4 “Leases” for details.

Advertising Expense

We expense advertising costs as incurred. We incurred $25.5 million, $36.8 million and $30.1 million in advertising expenses for fiscal 2022, 2021 and 2020, respectively. Advertising costs are included in “Sales and marketing” expenses on our consolidated statements of operations.

Stock-Based Compensation

We recognize compensation expense for all share-based payment awards, including stock options, restricted stock units (“RSUs”), performance units (“PSUs”) and restricted stock awards (“RSAs”), based on the estimated fair value of the award on the grant date over the related vesting periods. The expense recorded is based on awards ultimately expected to vest and therefore is reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Options are generally only granted in connection with business combinations for the purpose of replacing unvested awards of acquiree employees. We calculate the fair value of options using the Black-Scholes method and expense using the straight-line attribution approach.

The fair value of each option grant and stock purchase right granted under the Employee Stock Purchase Plan (“ESPP”) is estimated on the date of grant using the Black-Scholes option pricing model. We recognize stock-based compensation related to our ESPP using the graded-vesting attribution method over the offering period, which is twelve months. Stock-based compensation expense is recognized net of estimated forfeiture activity.

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

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

We record a valuation allowance to reduce deferred income tax assets to the extent that we believe any deferred tax assets are not more-likely-than-not to be realized. Because of our history of U.S. net operating losses, we have established a full valuation allowance on our U.S. deferred tax assets. We regularly assess the need for the valuation allowance, and if we determine that an adjustment is needed, we will record the necessary adjustment in the period that the determination is made.

Our tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination, based solely on its technical merits. We measure the tax benefit recognized as the largest amount of benefit which is more likely than not to be realized upon settlement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

We did not adopt any new accounting standards in the period ended January 31, 2022.

Recently Issued Accounting Pronouncements

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815 - 40)	In August 2020, the FASB issued new authoritative guidance to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard reduces the number of models used to account for convertible instruments and simplifies both the classification of debt on the balance sheet and the earnings per share calculation.	First quarter of fiscal 2023.	We will adopt this standard in our first quarter of fiscal 2023 using the modified-retrospective approach, under which, financial results reported in periods prior to fiscal 2023 will not be adjusted. The previously recorded equity components of the convertible instruments outstanding and amortization of the debt discount and issuance costs classified as equity are reclassified from equity to debt through an adjustment to the opening balance of accumulated deficit as of February 1, 2022 which will result in reduced interest expense in future periods. Adoption of the standard will result in a decrease to accumulated deficit of $304.0 million, decrease to additional paid-in capital of $1 billion and an increase to convertible senior notes, net of $737.6 million.
ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	This ASU amends the guidance on accounting related to contract assets and liabilities acquired in business combinations. Entities will be required to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. Prior to this ASU, an acquirer generally recognizes contract assets and contract liabilities at fair value on the acquisition date. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update.	First quarter of fiscal 2024. Early adoption is permitted.	We will adopt this standard in our first quarter of fiscal 2023 and apply the standard to any contract assets and liabilities acquired in a business combination occurring on or after February 1, 2022.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	January 31,
	2022				2021
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,056,296	$—	$—	$1,056,296	$933,058	$—	$—	$933,058
U.S. government and agency securities	—	8,024	—	8,024	—	75,068	—	75,068
Corporate bonds	—	131,015	—	131,015	—	12,779	—	12,779
Commercial paper	—	160,230	—	160,230	—	—	—	—
Reported as:
Assets:
Cash and cash equivalents				$1,059,296				$933,058
Investments, current				286,337				87,847
Investments, non-current				9,932				—
Total				$1,355,565				$1,020,905

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our investments in available-for-sale debt securities as of January 31, 2022:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Commercial paper	$3,000	$—	$—	$3,000
Investments, current:
Corporate bonds	131,253	2	(240)	131,015
Commercial paper	155,469	—	(147)	155,322
Investments, non-current:
U.S. government and agency securities	8,036	—	(12)	8,024
Commercial paper	1,914	—	(6)	1,908
Total available-for-sale investments	$299,672	$2	$(405)	$299,269

The following table presents our investments in available-for-sale debt securities as of January 31, 2021:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments, current:
U.S. government and agency securities	$75,032	$36	$—	$75,068
Corporate bonds	12,765	14	—	12,779
Total available-for-sale investments	$87,797	$50	$—	$87,847

The following table presents the fair values and unrealized losses related to our investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of January 31, 2022:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$8,024	$(12)	$—	$—	$8,024	$(12)
Corporate bonds	130,007	(240)	—	—	130,007	(240)
Commercial paper	145,231	(153)	—	—	145,231	(153)
Total	$283,262	$(405)	$—	$—	$283,262	$(405)

As of January 31, 2021, we did not have any investments in available-for-sale debt securities in an unrealized loss position.

The contractual maturities of our investments as of January 31, 2022 are as follows (in thousands):

Due within one year	$289,337
Due within one to two years	9,932
Total	$299,269

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Investments

Our equity investments are included in “Investments, non-current” on our consolidated balance sheets. The following table provides a summary of our equity investments:

	January 31,
(In thousands)	2022	2021
Equity investments without readily determinable fair values	$33,744	$10,244
Equity investments under the equity method of accounting	2,755	3,484
Total	$36,499	$13,728

During fiscal 2022, no equity investments were impaired. During fiscal 2021, we determined that one of our equity investments was impaired and recognized an impairment charge of $4.5 million in “Other income (expense), net” in our consolidated statements of operations.

(3)  Commitments and Contingencies

Legal Proceedings

A putative class action lawsuit alleging violations of the federal securities laws was filed on December 4, 2020 in the U.S. District Court for the Northern District of California (the “Court”) against us, our former CEO and our CFO. The initial complaint alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for allegedly making materially false and misleading statements regarding our financial guidance and asserted a putative class period of October 21, 2020 to December 2, 2020. On March 16, 2021, the Court appointed Louisiana Sheriffs’ Pension & Relief Fund as lead plaintiff and approved its selection of lead plaintiff counsel in the case. On June 7, 2021, the lead plaintiff filed an amended complaint which expands the putative class period to run from March 26, 2020 to December 2, 2020 and alleges that defendants made materially false and misleading statements regarding our marketing efforts, hiring practices, and retention of personnel. The lead plaintiff seeks unspecified monetary damages and other relief. On July 27, 2021, defendants filed a motion to dismiss the amended complaint. On March 21, 2022, the Court issued a decision granting in part and denying in part the defendants’ motion to dismiss. The decision dismissed some claims with leave to amend and permitted other claims to proceed.

Several derivative lawsuits related to the securities class action were filed in February, March, and April 2021 in the U.S. District Court for the Northern District of California and California Superior Court, San Francisco County. The lawsuits name our former CEO, our CFO, and many of our board members, including our interim CEO, as defendants, and the company as a nominal defendant. The lawsuits allege claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against the defendants, and claims for contribution under Sections 10(b) and 21D of the Exchange Act against only our CEO and CFO. The plaintiffs seek unspecified monetary damages and other relief on behalf of the Company. The court has stayed the actions pursuant to stipulation of the parties until after a ruling on the motion to dismiss the federal securities case. On August 9, 2021, we received a demand letter alleging claims similar to those in the derivative lawsuits and requesting that our board of directors launch an investigation on such matters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Claims and reimbursements under indemnification arrangements have not been material to our consolidated financial statements; therefore, there is no accrual of such amounts at January 31, 2022 or 2021.

(4)  Leases

We have operating leases for office space, used for our business operations and sales support, and data centers, used primarily for product development.

In April 2021, we entered into an agreement to terminate our lease of certain office space located in San Jose, CA and ceased use of the space as of April 30, 2021. As of January 31, 2021, we had $155.5 million in related operating lease commitments. As a result, the related right-of-use asset and leasehold improvements balances were written off and we have no remaining liability as of January 31, 2022. In total, a $55.2 million loss was recognized during fiscal 2022, which includes certain termination-related fees. The loss is included in “General and administrative” expenses on our consolidated statement of operations.

During fiscal 2022, 2021, and 2020, operating lease costs were $59.4 million, $82.5 million, and $49.6 million, respectively, excluding short-term leases, variable lease costs, and sublease income, all of which were immaterial in each of these periods.

As of January 31, 2022, the weighted-average remaining lease term and discount rate related to our operating lease right-of-use assets and related lease liabilities were as follows:

	January 31,
	2022	2021
Weighted-average remaining lease term (in years)	7.7	8.4
Weighted-average discount rate	6.0%	6.0%

As of January 31, 2022, the maturity of lease liabilities under our non-cancelable operating leases were as follows:

Fiscal Period (In thousands)	Future Payments
Fiscal 2023	$53,389
Fiscal 2024	45,281
Fiscal 2025	36,724
Fiscal 2026	37,550
Fiscal 2027	38,483
Thereafter	131,004
Total lease payments	342,431
Less imputed interest	(72,839)
Total current and non-current operating lease liabilities (1)	$269,592
_________________________
(1)    The current portion of our operating lease liabilities is included in “Accrued expenses and other liabilities” on our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Disclosures

	Fiscal Year Ended January 31,
(In thousands)	2022	2021
Cash paid for operating lease liabilities	$53,910	$58,018
Operating lease liabilities arising from obtaining right-of-use assets	26,392	148,721

(5)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

	January 31,
(In thousands)	2022	2021
Computer equipment and software	$73,411	$70,628
Furniture and fixtures	26,840	33,142
Leasehold and building improvements (1)	141,496	180,956
Capitalized software development costs (2)	36,695	23,795
Property and equipment, gross	278,442	308,521
Less: accumulated depreciation and amortization	(153,542)	(125,741)
Property and equipment, net	$124,900	$182,780
_________________________
(1)    Includes costs related to assets not yet placed into service of $6.0 million and $25.4 million, as of January 31, 2022 and 2021, respectively.
(2)    Includes costs related to projects still under development of $7.4 million and $16.7 million, as of January 31, 2022 and 2021, respectively.

Depreciation and amortization expense related to Property and equipment, net was $41.3 million, $34.9 million and $29.0 million for fiscal 2022, 2021 and 2020, respectively.

Geographic Information

The following table presents our long-lived assets, which consist of property and equipment, net of depreciation and amortization, and operating lease right-of-use assets by geographic region:

	January 31,
(In thousands)	2022	2021
United States	$301,309	$476,575
United Kingdom	41,483	50,460
International	11,306	12,041
Total long-lived assets	$354,098	$539,076

Other than each of the United States and the United Kingdom, no other individual country represented 10% or more of our total long-lived assets as of January 31, 2022 or 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  Acquisition, Goodwill and Intangible Assets

Fiscal 2022 Acquisition

TruSTAR

On May 28, 2021, we acquired 100% of the voting equity interest of TruSTAR Technology, Inc. (“TruSTAR”), a privately-held Delaware corporation that provides an intelligence platform for cybersecurity and threat data. This acquisition has been accounted for as a business combination. The total consideration transferred for this acquisition was $82.1 million, of which $81.2 million was in cash. The purchase price was allocated as follows: $16.5 million to identified intangible assets, $1.1 million to other net liabilities acquired, with the excess $66.7 million of the purchase price over the fair value of net assets acquired recorded as goodwill, allocated to our single operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of TruSTAR, which are not material, have been included in our consolidated financial statements from the date of purchase.

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

Other Acquisitions

During fiscal 2021, we acquired 100% of the voting equity interest of OÜ Plumbr (“Plumbr”) and Flowmill, Inc. (“Flowmill”) that specialize in application and network performance monitoring capabilities. The acquisitions have been accounted for as business combinations and were not material individually to our consolidated financial statements. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aggregate purchase price of $31.6 million consisted of $24.4 million paid in cash, $4.9 million for the fair value of shares of our common stock issued and $2.3 million in fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated as follows: $10.2 million to identifiable intangible assets, $2.9 million to net assets acquired and $0.5 million to net deferred tax liabilities, with the excess $19.0 million of the purchase price over the fair value of net assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The identifiable intangible assets, which primarily consisted of developed technology, have an estimated useful life of 3 years. The results of operations of the acquisitions which are not material, have been included in our consolidated financial statements from the date of purchase.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(In thousands)	Fiscal Year Ended January 31, 2020
Revenues	$2,376,181
Net loss	$(434,998)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill balances are presented below:

	Fiscal Year Ended January 31,
(In thousands)	2022	2021
Beginning balance	$1,334,888	$1,292,840
Goodwill acquired	66,740	42,048
Ending balance	$1,401,628	$1,334,888

There was no impairment of goodwill during fiscal 2022 or during prior periods.

Intangible Assets

Intangible assets subject to amortization as of January 31, 2022 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$283,400	$(164,529)	$118,871	46
Customer relationships	92,710	(47,701)	45,009	29
Other acquired intangible assets	7,394	(6,505)	889	8
Total intangible assets subject to amortization	$383,504	$(218,735)	$164,769

Intangible assets subject to amortization as of January 31, 2021 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$273,349	$(127,072)	$146,277	57
Customer relationships	86,310	(28,778)	57,532	41
Other acquired intangible assets	7,420	(5,076)	2,344	19
Total intangible assets subject to amortization	$367,079	$(160,926)	$206,153

Amortization expense from acquired intangible assets was $57.8 million, $57.7 million and $38.5 million during fiscal 2022, 2021 and 2020, respectively.

The expected future amortization expense for acquired intangible assets as of January 31, 2022 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Fiscal 2023	$55,448
Fiscal 2024	48,892
Fiscal 2025	33,010
Fiscal 2026	17,058
Fiscal 2027	10,361
Total amortization expense	$164,769

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The initial conversion rate for the 2026 Notes is 6.25 shares of our common stock per $1,000 principal amount of the 2026 Notes, which is equivalent to an initial conversion price of approximately $160.00 per share of our common stock, subject to adjustment upon the occurrence of certain specified events. The initial conversion price of the 2026 Notes represents a premium of approximately 30.0% to the volume weighted average price of our common stock over a 10-day period of approximately $123.08 per share ending on June 21, 2021, which was the date the pricing of the 2026 Notes was determined.

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

The initial conversion rate for the 2027 Notes is 3.9164 shares of our common stock per $1,000 principal amount of the 2027 Notes, which is equivalent to an initial conversion price of approximately $255.34 per share of our common stock, subject to adjustment upon the occurrence of certain specified events. The initial conversion price of the 2027 Notes represents a premium of approximately 35.0% to the volume weighted average price of our common stock of approximately $189.14 per share on June 2, 2020, which was the date the pricing of the 2027 Notes was determined.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Terms

The 2026 Notes are convertible into shares of our common stock at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date. We may not redeem the 2026 Notes prior to July 20, 2024. We may redeem for cash all or any portion of the 2026 Notes, at our option, on or after July 20, 2024 if the last reported sale price of our common stock has been 140% of the conversion price for the 2026 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes, plus accrued and unpaid interest to, but excluding, the redemption date. Whether to exercise our redemption option is solely within our control.

The 2023 Notes, 2025 Notes and 2027 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2023, June 15, 2025 and December 15, 2026 for the 2023 Notes, 2025 Notes and 2027 Notes, respectively, only under the following circumstances:

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

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture; provided, in the case of the 2026 Notes, the holder is to determine the settlement method related to any notes converted in connection with the exercise of our redemption option as mentioned above. Subject to the provisions described in the immediately preceding sentence, upon any conversion of the 2023 Notes, 2025 Notes, 2026 Notes, and 2027 Notes (together the “Notes”), it is our current intent to settle the first $1,000 of conversion value of each $1,000 principal amount of such notes in cash and the remaining conversion value, if any, in shares of common stock. If we undergo a fundamental change (as defined in the applicable indenture governing the relevant series of notes), holders may require us to repurchase for cash all or any portion of their notes of the relevant series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the relevant maturity date of a series of notes or if we deliver a notice of redemption in respect of a series of notes, we will, in certain circumstances, increase the conversion rate of the relevant series of notes for a holder of such series who elects to convert its notes of the applicable series in connection with such corporate event or notice of redemption, as the case may be. During fiscal 2022, the conditions allowing holders of the Notes to convert or redeem were not met. The Notes are not required to be settled in cash within the next twelve months and as such are classified as long-term debt on our condensed consolidated balance sheet as of January 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accounting for the issuance costs related to the Notes, we allocated the total amount incurred for the relevant series of notes to the liability and equity components based on the proportion of the proceeds allocated to the debt and equity components for that series. Issuance costs attributable to the liability component of the 2023 Notes, the 2025 Notes, the 2026 Notes and the 2027 Notes were $10.4 million, $6.5 million, $12.9 million and $14.2 million, respectively. The issuance costs allocated to the liability component are amortized to interest expense over the contractual terms of the 2023 Notes, the 2025 Notes, the 2026 Notes and the 2027 Notes at an effective interest rate of 5.65%, 6.22%, 8.37% and 6.26%, respectively. Issuance costs attributable to the equity component of the 2023 Notes, the 2025 Notes, the 2026 Notes, and the 2027 Notes were $2.8 million, $2.5 million, $5.4 million and $5.4 million, respectively, and are netted against the equity components representing the conversion option in additional paid-in capital.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2023 Notes Partial Repurchase resulted in a gain on extinguishment of convertible senior notes, which is included in “Other income (expense), net” on our consolidated statements of operations, and was calculated as follows:

(In thousands)	2023 Notes Partial Repurchase
Net carrying amount of the liability component associated with the 2023 Notes Partial Repurchase	$414,401
Less: Cash consideration allocated to the liability component	(407,449)
Gain from the 2023 Notes Partial Repurchase	$6,952

The net carrying amounts of the liability and equity components for each series of notes as of January 31, 2022 was as follows:

(In thousands)	2023 Notes (1)	2025 Notes	2026 Notes	2027 Notes
Liability component:
Principal amount	$776,661	$862,500	$1,000,000	$1,265,000
Unamortized discount	(58,269)	(135,436)	(265,608)	(278,251)
Unamortized issuance costs	(2,274)	(3,727)	(11,531)	(11,334)
Net carrying amount	$716,118	$723,337	$722,861	$975,415

Equity component, net of purchase discounts and issuance costs	$264,129	$234,712	$287,671	$342,062
_________________________
(1)    Reflects the impact of the 2023 Notes Partial Repurchase on June 5, 2020, as discussed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the interest expense related to each series of notes:

	Fiscal Year Ended January 31,
(In thousands)	2022	2021
2023 Notes:
Coupon interest expense	$3,884	$4,697
Amortization of debt discount (conversion option)	33,448	38,215
Amortization of debt issuance costs	1,304	1,492
Total interest expense related to the 2023 Notes	$38,636	$44,404

2025 Notes:
Coupon interest expense	$9,704	$9,704
Amortization of debt discount (conversion option)	32,417	30,615
Amortization of debt issuance costs	893	841
Total interest expense related to the 2025 Notes	$43,014	$41,160

2026 Notes:
Coupon interest expense	$4,208	$—
Amortization of debt discount (conversion option)	27,420	—
Amortization of debt issuance costs	1,192	—
Total interest expense related to the 2026 Notes	$32,820	$—

2027 Notes:
Coupon interest expense	$14,232	$9,290
Amortization of debt discount (conversion option)	42,445	26,724
Amortization of debt issuance costs	1,728	1,089
Total interest expense related to the 2027 Notes	$58,405	$37,103

As of January 31, 2022, the total estimated fair values of the 2023 Notes, the 2025 Notes, and the 2027 Notes were approximately $0.84 billion, $0.96 billion and $1.16 billion, respectively. The fair value was determined based on the closing trading price per $100 of the applicable series of notes as of the last day of trading for the period. We consider the fair value of the 2023 Notes, the 2025 Notes, and the 2027 Notes to be a Level 2 measurement. As of January 31, 2022, the estimated fair value of the 2026 Notes was $0.72 billion, which represents the present value of future principal and interest payments. We consider the fair value of the 2026 Notes to be a Level 3 measurement.

Capped Calls

In connection with the issuance of the 2023 Notes, the 2025 Notes, and the 2027 Notes, we entered into privately negotiated capped call transactions relating to each series of notes with certain counterparties (the “Capped Calls”). The Capped Calls are expected to reduce potential dilution to our common stock upon conversion of a given series of notes and/or offset any cash payments that we are required to make in excess of the principal amount of converted notes of such series, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls are subject to adjustment upon the occurrence of certain specified extraordinary events affecting us, including merger events, tender offers and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(8)  Stock Compensation Plans and Stockholders’ Equity

Equity Incentive Plans

In November 2003, our board adopted the 2003 Equity Incentive Plan (the “2003 Plan”). The 2003 Plan authorized the granting of common stock options and restricted stock awards to employees, directors and consultants.

In March 2012, our board approved the 2012 Equity Incentive Plan (as amended, the “2012 Plan”), which became effective on April 18, 2012 and expired in March 2022 pursuant to its terms. The 2012 Plan provided for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and any parent or subsidiary corporations’ employees and consultants. Upon the effectiveness of the 2012 plan, all shares that were reserved but not issued under the 2003 Plan became available for issuance under the 2012 Plan and no further awards have been granted pursuant to the 2003 Plan. Canceled or forfeited equity awards under the 2003 Plan became available for issuance under the 2012 Plan. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes or our outstanding stock, the term must not exceed 5 years. Options and RSUs generally vest over 3 or 4 years.

The 2012 plan provided for annual automatic increases on February 1 to the shares reserved for issuance. The automatic increase of the number of shares available for issuance under the 2012 Plan was equal to the lesser of 10 million shares, 5% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year or such other amount as our board may determine.

In January 2022, our board approved the 2022 Inducement Plan (the “Inducement Plan”) in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market, which will become effective on April 1, 2022. The 2022 Plan provides for the grant of nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units and performance shares to eligible employees in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market. No awards were made under the Inducement Plan during the fiscal year ended January 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock option, restricted stock unit (“RSU”) and performance unit (“PSU”) activity under our equity plans during the fiscal year ended January 31, 2022:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
				(in years)	(in thousands)
Balances as of January 31, 2021	24,923,677	418,743	$11.37	5.85	$64,342	11,236,903
Options granted (2)	(41,772)	41,772	16.83
Options exercised		(217,982)	11.41
Options forfeited and expired	29,510	(29,510)	11.79
RSUs and PSUs granted	(7,838,416)					7,838,416
RSUs and PSUs vested						(4,325,009)
Shares withheld related to net share settlement of RSUs and PSUs	1,607,813
RSUs and PSUs forfeited and canceled	3,063,530					(3,063,530)
Balances as of January 31, 2022	21,744,342	213,023	$12.35	5.82	$23,767	11,686,780
Vested and expected to vest		210,397	$12.35	5.81	$23,475	11,028,943
Exercisable as of January 31, 2022		123,530	$12.11	5.14	$13,812
_________________________
(1)    The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of January 31, 2022.
(2)    All options granted during fiscal 2022 were equity awards assumed in connection with the TruSTAR acquisition.

During fiscal 2022, upon each settlement date of our outstanding RSUs and PSUs to then current employees, shares were withheld to cover the required withholding tax, which was based on the value of a share on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity on our consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs and PSUs were not considered issued and outstanding. These shares were returned to the reserves and were available for future issuance under our 2012 Plan. We may also require employees to sell a portion of the shares that they received upon the vesting of RSUs or PSUs in order to cover any required withholding taxes.

During fiscal 2022, we granted 516,686 PSUs to certain executives under our 2012 Plan, which includes both PSUs awarded but not yet earned, as well as PSUs earned and eligible to vest. The number of PSUs granted that were earned and eligible to vest were determined after a one-year performance period, based on achievement of certain company financial performance measures and the recipient’s continued service with us. The number of shares of our stock to be received based on financial performance measures can range from 0% to 200% of the target amount. Compensation expense for PSUs with financial performance measures is measured using the fair value at the date of grant and recorded over the vesting period of three or four-years under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. Additionally, beginning in fiscal 2019, our PSUs granted contain an additional market performance measure that can increase the number of shares earned by up to an additional 50% of the shares received based on the financial performance measure.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents unrecognized compensation cost related to stock options, RSUs, PSUs and restricted stock awards (“RSA”) as of January 31, 2022:

	Unrecognized Compensation Cost (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Stock options	$8,460	1.2
RSUs	1,294,097	2.3
PSUs	54,517	0.9
RSAs	26,478	1.4
Total unrecognized compensation cost	$1,383,552

The following table summarizes our RSA activity during the fiscal year ended January 31, 2022:

Shares
Outstanding as of January 31, 2021	485,683
RSAs issued in connection with acquisition	10,932
RSAs vested	(249,069)
RSAs forfeited and canceled	(1,440)
Outstanding as of January 31, 2022	246,106

The aggregate intrinsic value of options exercised was $26.3 million, $52.6 million and $43.7 million for fiscal 2022, 2021 and 2020, respectively. The weighted-average grant date fair value of options granted was $105.32, $134.26 and $106.85 per share for fiscal 2022, 2021 and 2020, respectively.

The aggregate intrinsic value of RSUs vested was $511.3 million, $771.3 million and $629.9 million for fiscal 2022, 2021 and 2020, respectively. The weighted-average grant date fair value of RSUs granted was $145.11, $161.64 and $135.39 per share for fiscal 2022, 2021 and 2020, respectively.

The weighted-average grant date fair value of PSUs granted was $155.53, $197.55 and $166.57 per share for fiscal 2022, 2021 and 2020, respectively.

The weighted-average grant date fair value of RSAs issued was $121.20, $175.98 and $115.53 per share for fiscal 2022, 2021 and 2020, respectively.

Employee Stock Purchase Plan

Our 2012 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. The ESPP provides for overlapping 12-month offering periods, starting on the first trading day on or after June 15 and December 15 of each year. The ESPP provides for an automatic increase of the number of shares available for issuance under the ESPP equal to the least of 4 million shares, 2% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or such other amount as may be determined by our board of directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock-based awards and ESPP was allocated as follows:

	Fiscal Year Ended January 31,
(In thousands)	2022	2021	2020
Cost of revenues	$79,968	$56,437	$44,399
Research and development	327,065	271,120	185,262
Sales and marketing	246,447	198,346	216,276
General and administrative	141,338	92,752	99,487
Total stock-based compensation expense	$794,818	$618,655	$545,424

We capitalized $3.5 million and $8.0 million of stock-based compensation for fiscal 2022 and 2021, respectively, related to our software development and implementation projects.

During fiscal 2022, 2021 and 2020, we recognized tax benefits on total stock-based compensation expense of $5.9 million, $4.0 million and $3.9 million, respectively, which are reflected in "Income tax provision" on our consolidated statements of operations.

Valuation Assumptions

PSUs granted in fiscal 2022 and 2021 contain an additional market performance measure that can increase the number of shares earned. The following table summarizes the assumptions used in the Monte Carlo simulation model to determine the fair value of PSUs granted during the fiscal years ended January 31, 2022, 2021 and 2020:

	Fiscal Year Ended January 31,
	2022	2021	2020
Expected volatility (1)	46.0 - 47.5%	42.8 - 43.9%	37.9 - 40.2%
Risk-free rate	0.3 - 0.4%	0.2 - 0.6%	2.3%
Dividend yield	—	—	—
Expected term (in years)	2.7 - 3.0	3.4 - 4.0	4.0
_________________________
(1)    Equal weighting of Splunk historical and implied volatility.

The following table summarizes the assumptions used in the Black-Scholes method to determine the fair value of options granted during the fiscal years ended January 31, 2022, 2021 and 2020:

Fiscal Year Ended January 31,
	2022	2021	2020
Expected volatility	43.1 - 45.7%	43.8 - 44.1%	38.5 - 42.8%
Risk-free rate	0.3 - 1.0%	0.4 - 0.5%	1.5 - 1.8%
Dividend yield	—	—	—
Expected term (in years)	3.2 - 5.7	4.7 - 5.5	3.0 - 6.4

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our common shares under the ESPP:

Fiscal Year Ended January 31,
	2022	2021	2020
Expected volatility	40.6 - 47.4%	53.2 - 70.2%	37.4 - 46.6%
Risk-free rate	0.1 - 0.3%	0.1 - 0.2%	1.6 - 2.0%
Dividend yield	—	—	—
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchase Program

In June 2021, our board of directors authorized and approved a stock repurchase program of up to $1.0 billion of our outstanding common stock. As of October 31, 2021, we repurchased 6.9 million shares of common stock with a total price of $1.0 billion, under trading plans complying with Rule 10b5-1 under the Exchange Act, at an average price of $145.23 per share. The repurchased shares are reflected as treasury stock on our consolidated balance sheets and statement of stockholders’ equity. As of October 31, 2021, the repurchase program was complete.

(9)  Revenues, Accounts Receivable, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Fiscal Year Ended January 31,
(In thousands)	2022	2021	2020
Revenues
Cloud services	$943,785	$554,132	$312,358
License	1,056,481	971,378	1,373,367
Maintenance, professional services and training	673,398	703,875	673,201
Total revenues	$2,673,664	$2,229,385	$2,358,926

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

	Fiscal Year Ended January 31,
(In thousands)	2022	2021	2020
United States	$1,843,288	$1,467,260	$1,676,395
International	830,376	762,125	682,531
Total revenues	$2,673,664	$2,229,385	$2,358,926

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented.

The following table presents revenues by channel partners representing 10% or more of total revenues:

	Fiscal Year Ended January 31,
	2022	2021	2020
Channel Partner A	29%	28%	29%
Channel Partner B	14%	13%	19%

The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues during fiscal 2022, 2021 or 2020.

Accounts Receivable

The following table presents total current and non-current accounts receivable by channel partners representing 10% or more of total current and non-current accounts receivable:

	January 31,
	2022	2021
Channel Partner A	30%	26%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The COVID-19 pandemic and the recent economic downturn prompted us to perform additional credit reviews of our existing customers. After performing our additional reviews using a current expected credit loss model, we determined that, while there may be delays in certain of our collections, the risk of credit loss on our accounts receivable as of January 31, 2022 is low. As this is consistent with the results of our risk assessment, no significant adjustments to our allowance for doubtful accounts were made.

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2021 and 2020 were $943.2 million and $785.2 million during fiscal 2022 and 2021, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $2.58 billion as of January 31, 2022, of which we expect to recognize approximately 64% as revenue over the next 12 months and the remainder thereafter.

(10)  Income Taxes

Loss before income taxes consists of the following:

	Fiscal Year Ended January 31,
(In thousands)	2022	2021	2020
United States	$(1,338,946)	$(907,201)	$(363,053)
International	18,163	6,153	31,402
Total	$(1,320,783)	$(901,048)	$(331,651)

Income tax provision consists of the following:

	Fiscal Year Ended January 31,
(In thousands)	2022	2021	2020
Current tax provision:
Federal	$95	$859	$316
State	271	748	627
Foreign	18,527	8,915	10,194
Total current tax provision	18,893	10,522	11,137
Deferred tax benefit:
Federal	(305)	(1,306)	(2,124)
State	(481)	(698)	(2,213)
Foreign	207	(1,586)	(1,783)
Total deferred tax benefit	(579)	(3,590)	(6,120)
Total tax provision	$18,314	$6,932	$5,017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:(1)

	Fiscal Year Ended January 31,
(In thousands)	2022	2021	2020
Expected benefit at U.S. federal statutory rate	$(277,364)	$(189,220)	$(69,647)
State income taxes	(211)	50	(1,585)
Stock-based compensation	35,097	(31,284)	(18,017)
Research and development tax credits	(30,428)	(37,503)	(27,480)
Non-U.S. tax rate differential	15,613	5,805	4,345
Non-deductible expenses	4,231	2,064	4,874
Change in valuation allowance	271,662	259,208	114,335
Other	(286)	(2,188)	(1,808)
Total tax provision	$18,314	$6,932	$5,017
_________________________
(1)    Prior year amounts have been reclassified to conform to current year presentation.

Deferred tax assets and liabilities consist of the following:(1)

	Fiscal Year Ended January 31,
(In thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$730,071	$694,261
Capitalized research & development costs	285,181	122,303
Tax credit carryforwards	264,968	220,019
Operating lease liabilities	57,459	87,610
Stock-based compensation	57,438	28,262
Accrued liabilities	45,617	26,816
Deferred revenue	22,142	23,666
Interest deduction carryforward	15,060	4,617
Other	5,645	5,350
Valuation allowance	(1,180,117)	(925,844)
Total deferred tax assets	303,464	287,060
Deferred tax liabilities:
Convertible senior notes	(152,205)	(110,439)
Deferred commissions	(61,919)	(44,214)
Operating lease right-of-use assets	(49,176)	(79,100)
Depreciation and amortization	(35,481)	(48,228)
Total deferred tax liabilities	(298,781)	(281,981)
Net deferred taxes	4,683	5,079
Recorded as:
Non-current deferred tax assets (2)	5,049	5,368
Non-current deferred tax liabilities (2)	(366)	(289)
Net deferred tax assets	$4,683	$5,079
_________________________
(1)    Prior year amounts have been reclassified to conform to current year presentation.
(2)    Non-current deferred tax assets and non-current deferred tax liabilities are included in “Other assets” and “Other liabilities, non-current”, respectively, on our consolidated balance sheets.

ASC Topic 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset if we believe that realization is more likely than not. Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income in future periods. Due to our history of U.S. operating losses, we believe that realization of our U.S. deferred tax assets is not more likely than not and, accordingly, have provided a full valuation allowance. The valuation allowance totaled $1.2 billion and $925.8 million for fiscal 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance on our net deferred tax assets increased by $254.3 million, $282.4 million and $162.1 million during fiscal 2022, 2021 and 2020, respectively.

If we reverse all or part of our valuation allowance in the future, our consolidated financial statements in the period of reversal may reflect a material increase in balance sheet assets and a corresponding material tax benefit to our consolidated statements of operations.

As of January 31, 2022, we had net operating loss carryforwards of $2.93 billion for federal income tax purposes, a portion of which will begin to expire in 2025 if unused. We had net operating loss carryforwards of $1.88 billion for state income tax purposes, which will begin to expire in the year 2023 if unused.

As of January 31, 2022, we also had research and development tax credit carryforwards of $204.1 million for federal income tax purposes and $155.0 million for state income tax purposes. The federal research and development tax credits will begin to expire in 2026 if unused. State research and development tax credits carry forward indefinitely.

As of January 31, 2022, we have an immaterial amount of earnings indefinitely reinvested outside of the U.S. We do not intend to repatriate these earnings, so we do not provide for U.S. income taxes and foreign withholding tax on these earnings.

As of January 31, 2022, our unrecognized tax benefits were $82.1 million, of which $11.1 million would, if recognized, impact our effective tax rate. The remainder will not, if recognized, affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets.

Unrecognized tax benefit balances are presented below:

	Fiscal Year Ended January 31,
(In thousands)	2022	2021	2020
Balance at beginning of year	$60,661	$39,774	$32,905
Increase related to prior year tax positions	2,720	2,969	—
Decrease related to prior year tax positions	(447)	(446)	—
Increase related to current year tax positions	19,179	18,364	6,869
Balance at end of year	$82,113	$60,661	$39,774

We identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and record liabilities for positions that may not be sustained upon examination by the relevant taxing authorities.

We are subject to federal, state and local taxes in the United States and numerous foreign jurisdictions. Our federal tax returns for the years 2005 through the current period remain subject to examination.

The potential change in unrecognized tax benefits during the next 12 months is not expected to be material.

We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of January 31, 2022 and 2021 were not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of historical basic and diluted net loss per share:

	Fiscal Year Ended January 31,
(In thousands, except per share amounts)	2022	2021	2020
Numerator:
Net loss	$(1,339,097)	$(907,980)	$(336,668)
Denominator:
Weighted-average common shares outstanding	161,966	160,397	152,653
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(338)	(653)	(704)
Weighted-average shares used to compute net loss per share, basic and diluted	161,628	159,744	151,949

Net loss per share, basic and diluted	$(8.29)	$(5.68)	$(2.22)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Fiscal Year Ended January 31,
(In thousands)	2022	2021	2020
Shares subject to outstanding common stock options	213	419	824
Shares subject to outstanding RSUs, PSUs and RSAs	11,933	11,723	13,999
Employee stock purchase plan	1,709	641	548
Shares underlying the conversion spread in the convertible senior notes	—	1,871	—
Total	13,855	14,654	15,371

As of January 31, 2022, the aggregate outstanding principal amount under the Notes is potentially convertible into 22.3 million shares of our common stock. Since we expect to settle the principal amount of our convertible senior notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the “conversion spread”) is considered in the diluted earnings per share calculation. The conversion spread has a potentially dilutive effect on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $148.30 per share for the 2023 Notes and the 2025 Notes, $160.00 per share for the 2026 Notes, and $255.34 per share for the 2027 Notes.

During the three months ended January 31, 2022, the average market price of our common stock was $126.21, which did not exceed the initial conversion price of the 2023 Notes, the 2025 Notes, the 2026 Notes or the 2027 Notes. Accordingly, we excluded the potentially dilutive effect of the conversion spread for the Notes.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2022.

The effectiveness of our internal control over financial reporting as of January 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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

4.9
Indenture, dated July 9, 2021, between Splunk Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on July 9, 2021).

4.10	Form of 0.75% Convertible Senior Notes due 2026 (included in Exhibit 4.9).

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

10.14#	Amendment to Employee Offer Letter between the Company and Doug Merritt, dated as of November 22, 2021.

10.15#
Amended and Restated Employment Offer Letter between the Registrant and Tim Tully, dated as of April 25, 2018 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 8, 2018).

10.16#
Amended and Restated Employment Offer Letter between the Registrant and Scott Morgan, dated as of October 30, 2018 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed December 7, 2018).

10.17#
Employment Offer Letter between the Registrant and Jason Child, dated as of April 16, 2019 (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2019).

10.18#
Form of Amendment to Employment Offer Letter between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2019).

10.19#
Employment Offer Letter between the Registrant and Teresa Carlson, dated as of March 2, 2021 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 9, 2021).

10.20#
Employment Offer Letter between the Registrant and Shawn Bice, dated as of April 29, 2021 (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on September 8, 2021).

10.21#
Employment Offer Letter between the Company and Graham Smith, dated as of November 13, 2021 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 18, 2021).

10.22#	Summary of Amendment to Employment Offer Letters between the Registrant and certain of its executive officers.

10.23#	Executive Bonus Plan (incorporated by reference to Exhibit 10.15 filed with the Registrant’s Registration Statement on Form S-1 filed on April 6, 2012).

10.24#	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.25#	Form of Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.26#	Form of Subscription Agreement under the 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.27#
Form of Performance Unit Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 9, 2015).

10.28	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on September 21, 2018).

10.29	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 5, 2020).

10.30
Investment Agreement, dated as of June 22, 2021, among Splunk Inc. and Silver Lake Alpine, L.P., Silver Lake Alpine (Offshore Master), L.P. and Silver Lake Partners VI, L.P. (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 22, 2021).

10.31#	Inducement Plan

21.1	List of subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.

*	The schedules and other attachments to this exhibit have been omitted. The Registrant agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

†	Certain portions of this exhibit have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2022.

SPLUNK INC.

By:	/s/ Graham V. Smith
Graham V. Smith Interim Chief Executive Officer, Chair and Director

POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Graham V. Smith, Jason E. Child and Scott Morgan, and each of them, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or their substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Graham V. Smith	Interim Chief Executive Officer, Chair and Director (Principal Executive Officer)	March 24, 2022
Graham V. Smith

/s/ Jason E. Child	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 24, 2022
Jason E. Child

/s/ Timothy C. Emanuelson	Chief Accounting Officer (Principal Accounting Officer)	March 24, 2022
Timothy C. Emanuelson

/s/ Sara J. Baack	Director	March 24, 2022
Sara J. Baack

/s/ Sean Boyle	Director	March 24, 2022
Sean Boyle

/s/ Mark T. Carges	Director	March 24, 2022
Mark T. Carges

/s/ Kenneth Hao	Director	March 24, 2022
Kenneth Hao

/s/ Patricia B. Morrison	Director	March 24, 2022
Patricia B. Morrison

/s/ Stephen G. Newberry	Director	March 24, 2022
Stephen G. Newberry

/s/ Elisa A. Steele	Director	March 24, 2022
Elisa A. Steele

/s/ Dennis L. Via	Director	March 24, 2022
Dennis L. Via

/s/ Sri Viswanath	Director	March 24, 2022
Sri Viswanath