Form 10-Q
period 2022-04-30
SPLUNK INC
filed 2022-05-26
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2022

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

There were 160.9 million shares of the Registrant’s Common Stock issued and outstanding as of May 19, 2022.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	April 30, 2022	January 31, 2022
Assets
Current assets
Cash and cash equivalents	$814,010	$1,428,691
Investments, current	633,888	286,337
Accounts receivable, net	725,652	1,306,666
Prepaid expenses and other current assets	176,364	152,871
Deferred commissions, current	103,528	102,322
Total current assets	2,453,442	3,276,887
Investments, non-current	382,933	46,431
Accounts receivable, non-current	180,758	242,689
Operating lease right-of-use assets	218,277	229,198
Property and equipment, net	123,296	124,900
Intangible assets, net	150,721	164,769
Goodwill	1,401,628	1,401,628
Deferred commissions, non-current	197,232	200,876
Other assets	101,690	103,497
Total assets	$5,209,977	$5,790,875
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,719	$59,206
Accrued compensation	218,796	396,952
Accrued expenses and other liabilities	228,085	257,979
Deferred revenue, current	1,223,053	1,384,605
Total current liabilities	1,689,653	2,098,742
Convertible senior notes, net	3,866,179	3,137,731
Operating lease liabilities	214,245	225,556
Deferred revenue, non-current	82,657	86,584
Other liabilities, non-current	19,117	19,491
Total non-current liabilities	4,182,198	3,469,362
Total liabilities	5,871,851	5,568,104
Commitments and contingencies (Note 3 and 4)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 160,936,666 shares outstanding at April 30, 2022, and 160,044,675 shares outstanding at January 31, 2022	168	167
Accumulated other comprehensive loss	(3,913)	(1,199)
Additional paid-in capital	4,155,066	5,032,351
Treasury stock, at cost: 6,885,414 shares at April 30, 2022 and January 31, 2022	(1,000,000)	(1,000,000)
Accumulated deficit	(3,813,195)	(3,808,548)
Total stockholders’ equity	(661,874)	222,771
Total liabilities and stockholders’ equity	$5,209,977	$5,790,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,
(In thousands, except per share amounts)	2022	2021
Revenues
Cloud services	$322,929	$193,958
License	185,811	143,281
Maintenance and services	165,341	164,812
Total revenues	674,081	502,051
Cost of revenues (1)
Cloud services	119,521	88,085
License	1,463	4,290
Maintenance and services	81,172	79,531
Total cost of revenues	202,156	171,906
Gross profit	471,925	330,145
Operating expenses (1)
Research and development	255,691	247,198
Sales and marketing	395,213	356,108
General and administrative	112,708	162,186
Total operating expenses	763,612	765,492
Operating loss	(291,687)	(435,347)
Interest and other income (expense), net
Interest income	1,372	379
Interest expense	(10,663)	(33,590)
Other income (expense), net	10	(1,223)
Total interest and other income (expense), net	(9,281)	(34,434)
Loss before income taxes	(300,968)	(469,781)
Income tax provision	3,354	1,220
Net loss	$(304,322)	$(471,001)

Basic and diluted net loss per share	$(1.90)	$(2.89)

Weighted-average shares used in computing basic and diluted net loss per share	160,339	163,169
 _________________________
(1)    Amounts include stock-based compensation expense, as follows:

Cost of revenues	$19,862	$17,514
Research and development	84,863	77,046
Sales and marketing	72,814	55,186
General and administrative	36,126	32,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended April 30,
(In thousands)	2022	2021
Net loss	$(304,322)	$(471,001)
Other comprehensive income (loss)
Net unrealized loss on investments (net of tax)	(2,714)	(156)
Total other comprehensive income (loss)	(2,714)	(156)
Comprehensive loss	$(307,036)	$(471,157)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended April 30,
(In thousands)	2022	2021
Cash flows from operating activities
Net loss	$(304,322)	$(471,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,321	25,796
Amortization of deferred commissions	26,989	42,314
Amortization of investment premiums (accretion of discounts), net	282	50
Gain on strategic investments, net	(91)	—
Amortization of debt discount and issuance costs	1,513	26,558
Loss on lease termination	—	52,524
Non-cash operating lease costs	(1,833)	2,136
Stock-based compensation	213,665	182,417
Deferred income taxes	(648)	(1,129)
Changes in operating assets and liabilities:
Accounts receivable, net	642,945	494,346
Prepaid expenses and other assets	(21,019)	(98,169)
Deferred commissions	(24,551)	(29,565)
Accounts payable	(39,487)	22,838
Accrued compensation	(178,156)	(54,077)
Accrued expenses and other liabilities	(29,782)	6,422
Deferred revenue	(165,479)	(130,800)
Net cash provided by operating activities	143,347	70,660
Cash flows from investing activities
Purchases of property and equipment	(3,192)	(853)
Capitalized software development costs	(2,428)	(3,066)
Purchases of marketable securities	(780,755)	(20,221)
Maturities of marketable securities	99,090	87,766
Purchases of strategic investments	(5,799)	—
Other investment activities	500	125
Net cash (used in) provided by investing activities	(692,584)	63,751
Cash flows from financing activities
Proceeds from the exercise of stock options	950	538
Taxes paid related to net share settlement of equity awards	(66,394)	(60,815)
Net cash used in financing activities	(65,444)	(60,277)
Net (decrease) increase in cash and cash equivalents	(614,681)	74,134
Cash and cash equivalents at beginning of period	1,428,691	1,771,064
Cash and cash equivalents at end of period	$814,010	$1,845,198

Supplemental disclosures
Cash paid for income taxes	$2,758	$1,569
Cash paid for interest	6,793	—
Non-cash investing and financing activities
Increase in accrued purchases of property and equipment	944	5,633
Vesting of early exercised options	1	32

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended April 30,
(In thousands)	2022	2021
Common stock
Balance, beginning of period	$167	$163
Vesting of restricted and performance stock units	1	1
Balance, end of period	$168	$164
Additional paid-in capital
Balance, beginning of period	$5,032,351	$4,063,885
Cumulative-effect adjustment from adoption of Accounting Standards Update (“ASU”) 2020-06	(1,026,611)	—
Stock-based compensation	213,665	182,417
Capitalized software development costs	1,105	1,211
Issuance of common stock upon exercise of options	950	538
Vesting of early exercised options	1	32
Taxes paid related to net share settlement of equity awards	(66,395)	(60,816)
Balance, end of period	$4,155,066	$4,187,267
Treasury stock
Balance, beginning of period	$(1,000,000)	$—
Balance, end of period	$(1,000,000)	$—
Accumulated other comprehensive loss
Balance, beginning of period	$(1,199)	$(592)
Unrealized loss from investments (net of tax)	(2,714)	(156)
Balance, end of period	$(3,913)	$(748)
Accumulated deficit
Balance, beginning of period	$(3,808,548)	$(2,469,451)
Cumulative-effect adjustment from adoption of ASU 2020-06	299,675	—
Net loss	(304,322)	(471,001)
Balance, end of period	$(3,813,195)	$(2,940,452)

Total stockholders’ equity	$(661,874)	$1,246,231

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

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2023, for example, refer to the fiscal year ended January 31, 2023.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of January 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 24, 2022.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal 2023.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods covered by the financial statements and accompanying notes. In particular, we make estimates with respect to the stand-alone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, uncollectible accounts receivable, the assessment of the useful life and recoverability of long-lived assets (property and equipment, goodwill and identified intangibles), the period of benefit for deferred commissions, stock-based compensation expense, the fair value of assets acquired and liabilities assumed in business combinations, income taxes, the discount rate used for operating leases, and contingencies. Actual results could differ from those estimates.

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

Foreign Currency

During fiscal 2022, we reassessed the functional currency of our foreign subsidiaries and determined it was the U.S. Dollar for all our subsidiaries. The impact of this change was not material. Foreign currency transaction gains and losses are included in “Other income (expense), net” on our condensed consolidated statements of operations and were not material for the three months ended April 30, 2022 and 2021.

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

Our contracts with customers often contain multiple performance obligations, which may include a combination of cloud services, licenses, related maintenance and support services, and professional services including training. We apply significant judgment in identifying and accounting for each performance obligation, as a result of evaluating the terms and conditions in contracts. For these contracts, we account for cloud services, licenses, maintenance and support, and other services as separate performance obligations as they are each distinct. Revenue is recognized when the performance obligations are satisfied. We satisfy our cloud service performance obligation over the associated contract term and recognize the associated revenue ratably over the term of the contract once access is provided to the customer, consistent with the pattern of benefit to the customer of such services. We satisfy our obligation and recognize revenue for licenses upon transfer of control of the licenses, which occurs at delivery of the license key to customers, or when the license term commences, if later. We satisfy our maintenance and support performance obligations and recognize revenue ratably over the maintenance and support term, consistent with the pattern of benefit to the customer of such services. Professional services and training are either provided on a time and material basis or over a contract term. We satisfy our professional services and training performance obligations and recognize the associated revenue as services are delivered. With respect to contracts that include customer acceptance provisions, we recognize revenue upon customer acceptance. Our policy is to record revenues net of any applicable sales, use, goods and services, value added, and excise taxes.

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

Most of our multi-year cloud services and license contracts are invoiced annually. A receivable for multi-year cloud services is generally recorded upon invoicing. A receivable for multi-year license contracts is recorded upon delivery, whether or not invoiced, to the extent we have an unconditional right to receive payment in the future related to those licenses. The non-current portion of these receivables, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, non-current” on our condensed consolidated balance sheets.

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

Recently Adopted Accounting Standards

Standard	Description	Effective Date	Effect on the Condensed Consolidated Financial Statements (or Other Significant Matters)
Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815 - 40)	This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity, which reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments will no longer have to be separated into debt and equity components. Convertible debt instruments will be reported as a single liability and convertible preferred stock will be reported as a single equity instrument. Similarly, the embedded conversion feature will no longer be amortized as interest expense over the life of the instrument. Instead, a convertible debt instrument will be accounted for wholly as debt unless 1) a convertible instrument contains features that require bifurcation as a derivative, or 2) a convertible debt instrument was issued at a substantive premium. Among other potential impacts, this ASU is expected to reduce reported interest expense, decrease reported net loss, and result in a reclassification of certain conversion feature balance sheet amounts from stockholder’s equity to liabilities as it relates to the convertible senior notes. This ASU also simplifies the diluted earnings per share calculations by requiring the use of the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations.	We adopted this standard as of February 1, 2022, using the modified retrospective method of transition, under which, financial results reported in periods prior to fiscal 2023 were not adjusted.	Under this new standard, the previously recorded equity components of the convertible senior notes outstanding and amortization of the debt discount and issuance costs classified as equity were reclassified from equity to debt through an adjustment to the opening balance of accumulated deficit as of February 1, 2022 which will result in reduced interest expense in future periods. Adoption of the standard resulted in a decrease to accumulated deficit of $299.7 million, decrease to additional paid-in capital of $1 billion and an increase to convertible senior notes, net of $726.9 million.
ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	This ASU amends the guidance on accounting related to contract assets and liabilities acquired in business combinations. Entities will be required to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. Prior to this ASU, an acquirer generally recognizes contract assets and contract liabilities at fair value on the acquisition date. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update.	We adopted this standard as of February 1, 2022.	We will apply the standard to any contract assets and liabilities acquired in any future business combination.

Recently Issued Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements that are significant or potentially significant to the Company.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	April 30, 2022				January 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$252,317	$—	$—	$252,317	$1,056,296	$—	$—	$1,056,296
U.S. government and agency securities	—	731,783	—	731,783	—	8,024	—	8,024
Corporate bonds	—	141,091	—	141,091	—	131,015	—	131,015
Commercial paper	—	138,994	—	138,994	—	160,230	—	160,230
Reported as:
Assets:
Cash and cash equivalents				$289,254				$1,059,296
Investments, current				633,888				286,337
Investments, non-current				341,043				9,932
Total				$1,264,185				$1,355,565

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table presents our investments in available-for-sale debt securities as of April 30, 2022:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. government and agency securities	$30,938	$—	$—	$30,938
Commercial paper	5,999	—	—	5,999
Investments, current:
U.S. government and agency securities	376,014	—	(945)	375,069
Corporate bonds	126,273	3	(452)	125,824
Commercial paper	133,539	—	(544)	132,995
Investments, non-current:
U.S. government and agency securities	326,896	—	(1,120)	325,776
Corporate bonds	15,333	—	(66)	15,267
Total available-for-sale investments	$1,014,992	$3	$(3,127)	$1,011,868

The following table presents our investments in available-for-sale debt securities as of January 31, 2022:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Commercial paper	$3,000	$—	$—	$3,000
Investments, current:
Corporate bonds	131,253	2	(240)	131,015
Commercial paper	155,469	—	(147)	155,322
Investments, non-current:
U.S. government and agency securities	8,036	—	(12)	8,024
Commercial paper	1,914	—	(6)	1,908
Total available-for-sale investments	$299,672	$2	$(405)	$299,269

The following table presents the fair values and unrealized losses related to our investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of April 30, 2022:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$700,845	$(2,065)	$—	$—	$700,845	$(2,065)
Corporate bonds	136,089	(518)	—	—	136,089	(518)
Commercial paper	138,993	(544)	—	—	138,993	(544)
Total	$975,927	$(3,127)	$—	$—	$975,927	$(3,127)

The following table presents the fair values and unrealized losses related to our investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of January 31, 2022:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$8,024	$(12)	$—	$—	$8,024	$(12)
Corporate bonds	130,007	(240)	—	—	130,007	(240)
Commercial paper	145,231	(153)	—	—	145,231	(153)
Total	$283,262	$(405)	$—	$—	$283,262	$(405)

The contractual maturities of our investments as of April 30, 2022 are as follows (in thousands):

Due within one year	$670,825
Due within one to two years	341,043
Total	$1,011,868

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

Equity Investments

Our equity investments are included in “Investments, non-current” on our condensed consolidated balance sheets. The following table provides a summary of our equity investments:

(In thousands)	April 30, 2022	January 31, 2022
Equity investments without readily determinable fair values	$38,620	$33,744
Equity investments under the equity method of accounting	3,270	2,755
Total	$41,890	$36,499

(3)    Commitments and Contingencies

Legal Proceedings

A putative class action lawsuit alleging violations of the federal securities laws was filed on December 4, 2020 in the U.S. District Court for the Northern District of California (the “Court”) against us, our former Chief Executive Officer and our Chief Financial Officer. The initial complaint alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for allegedly making materially false and misleading statements regarding our financial guidance and asserted a putative class period of October 21, 2020 to December 2, 2020. On March 16, 2021, the Court appointed Louisiana Sheriffs’ Pension & Relief Fund as lead plaintiff and approved its selection of lead plaintiff counsel in the case. On June 7, 2021, the lead plaintiff filed an amended complaint which expands the putative class period to run from March 26, 2020 to December 2, 2020 and alleges that defendants made materially false and misleading statements regarding our marketing efforts, hiring practices, and retention of personnel. The lead plaintiff seeks unspecified monetary damages and other relief. On July 27, 2021, defendants filed a motion to dismiss the amended complaint. On March 21, 2022, the Court issued a decision granting in part and denying in part the defendants’ motion to dismiss.

Several derivative lawsuits related to the securities class action were filed in February, March, and April 2021 in the U.S. District Court for the Northern District of California and California Superior Court, San Francisco County. The lawsuits name our former Chief Executive Officer, our Chief Financial Officer, and many of our board members as defendants, and the company as a nominal defendant. The lawsuits allege claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against the defendants, and claims for contribution under Sections 10(b) and 21D of the Exchange Act against only our former Chief Executive Officer and Chief Financial Officer. The plaintiffs seek unspecified monetary damages and other relief on behalf of the Company. The court has stayed the actions pursuant to stipulation of the parties until after a ruling on the motion for class certification in the federal securities case. On August 9, 2021, we received a demand letter alleging claims similar to those in the derivative lawsuits and requesting that our board of directors launch an investigation on such matters. On May 23, 2022, the board of directors formed a committee to evaluate the shareholder’s demand and make recommendations to the full board of directors. On April 20, 2022, the board of directors received a demand made on behalf of a shareholder to inspect the books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law. The demand seeks records related to the board and to the allegations at issue in the underlying putative class action.

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

Claims and reimbursements under indemnification arrangements have not been material to our condensed consolidated financial statements; and there is no accrual of such amounts as of April 30, 2022 and January 31, 2022.

(4)    Leases

In April 2021, we entered into an agreement to terminate our lease of certain office space located in San Jose, CA and ceased use of the space as of April 30, 2021. As a result, the related right-of-use asset and leasehold improvements balances were written off and we have no remaining liability. In total, a $55.2 million loss was recognized during the three months ended April 30, 2021, which included certain termination-related fees. The loss is included in “General and administrative” expenses on our condensed consolidated statement of operations.

(5)    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

(In thousands)	April 30, 2022	January 31, 2022
Computer equipment and software	$73,275	$73,411
Furniture and fixtures	26,949	26,840
Leasehold and building improvements (1)	145,658	141,496
Capitalized software development costs (2)	40,228	36,695
Property and equipment, gross	286,110	278,442
Less: accumulated depreciation and amortization	(162,814)	(153,542)
Property and equipment, net	$123,296	$124,900
_________________________
(1)    Includes costs related to assets not yet placed into service of $10.3 million and $6.0 million, as of April 30, 2022 and January 31, 2022, respectively.
(2)    Includes costs related to projects still under development of $10.9 million and $7.4 million, as of April 30, 2022 and January 31, 2022, respectively.

Depreciation and amortization expense related to Property and equipment, net was $9.3 million and $11.0 million for the three months ended April 30, 2022 and 2021, respectively.

Geographic Information

The following table presents our long-lived assets, which consist of property and equipment, net of depreciation and amortization, and operating lease right-of-use assets by geographic region:

(In thousands)	April 30, 2022	January 31, 2022
United States	$292,191	$301,309
United Kingdom	40,153	41,483
Other International	9,229	11,306
Total long-lived assets	$341,573	$354,098

Other than each of the United States and the United Kingdom, no other individual country represented 10% or more of our total long-lived assets as of April 30, 2022 or January 31, 2022.

(6)    Goodwill and Intangible Assets

Goodwill

There was no impairment of goodwill during the three months ended April 30, 2022 or 2021.

Intangible Assets

Intangible assets subject to amortization as of April 30, 2022 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$197,400	$(87,335)	$110,065	44
Customer relationships	90,900	(50,799)	40,101	26
Other acquired intangible assets	4,000	(3,445)	555	5
Total intangible assets subject to amortization	$292,300	$(141,579)	$150,721

Intangible assets subject to amortization as of January 31, 2022 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$283,400	$(164,529)	$118,871	46
Customer relationships	92,710	(47,701)	45,009	29
Other acquired intangible assets	7,394	(6,505)	889	8
Total intangible assets subject to amortization	$383,504	$(218,735)	$164,769

Amortization expense from acquired intangible assets was $14.0 million and $14.8 million for the three months ended April 30, 2022 and 2021, respectively.

The expected future amortization expense for acquired intangible assets as of April 30, 2022 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Remaining fiscal 2023	$41,400
Fiscal 2024	48,892
Fiscal 2025	33,010
Fiscal 2026	17,058
Fiscal 2027	10,361
Total amortization expense	$150,721

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

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture; provided, in the case of the 2026 Notes, the holder is to determine the settlement method related to any notes converted in connection with the exercise of our redemption option as mentioned above. Subject to the provisions described in the immediately preceding sentence, upon any conversion of the 2023 Notes, 2025 Notes, 2026 Notes, and 2027 Notes (together the “Notes”), it is our current intent to settle the first $1,000 of conversion value of each $1,000 principal amount of such notes in cash and the remaining conversion value, if any, in shares of common stock. If we undergo a fundamental change (as defined in the applicable indenture governing the relevant series of notes), holders may require us to repurchase for cash all or any portion of their notes of the relevant series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the relevant maturity date of a series of notes or if we deliver a notice of redemption in respect of a series of notes, we will, in certain circumstances, increase the conversion rate of the relevant series of notes for a holder of such series who elects to convert its notes of the applicable series in connection with such corporate event or notice of redemption, as the case may be. During the three months ended April 30, 2022, the conditions allowing holders of the Notes to convert or redeem were not met. The Notes are not required to be settled in cash within the next twelve months and as such are classified as long-term debt on our condensed consolidated balance sheet as of April 30, 2022.

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

Accounting for the Notes

As described in Note 1 “Description of Business and Summary of Significant Accounting Policies,” we adopted new debt guidance effective February 1, 2022, using the modified retrospective transition method, under which financial results reported in prior periods were not adjusted. Upon adoption, our convertible senior notes are accounted for entirely as a liability and measured at their amortized cost. Transaction costs related to the issuance of the notes are netted with the liability and are amortized using the effective interest rate method to interest expense over the term of the notes.

Prior to the adoption of ASU 2020-06, we separated each of the Notes into their respective liability and equity components. The carrying amounts of the liability components of the respective notes were calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amounts of the equity components, representing the conversion option, were determined by deducting the fair value of the liability components from the par value of the respective notes. This difference represented the debt discount that was amortized to interest expense over the respective terms of the relevant series of notes using the effective interest rate method. At the time of issuance, the carrying amounts of the equity components representing the conversion options were $266.9 million, $237.2 million, $293.0 million and $347.4 million for the 2023 Notes, the 2025 Notes, the 2026 Notes and the 2027 Notes, respectively, which were recorded in additional paid-in capital and were not remeasured as long as they continued to meet the conditions for equity classification.

In accounting for the issuance costs related to the Notes, we allocated the total amount incurred for the relevant series of notes to the liability and equity components based on the proportion of the proceeds allocated to the debt and equity components for that series. Issuance costs attributable to the liability component of the 2023 Notes, the 2025 Notes, the 2026 Notes and the 2027 Notes were $10.4 million, $6.5 million, $12.9 million and $14.2 million, respectively. The issuance costs allocated to the liability component were amortized to interest expense over the contractual terms of the 2023 Notes, the 2025 Notes, the 2026 Notes and the 2027 Notes at an effective interest rate of 5.65%, 6.22%, 8.37% and 6.26%, respectively. Issuance costs attributable to the equity component of the 2023 Notes, the 2025 Notes, the 2026 Notes and the 2027 Notes were $2.8 million, $2.5 million, $5.4 million and $5.4 million, respectively, and were netted against the equity components representing the conversion option in additional paid-in capital.

The net carrying amounts of the liability component for each series of notes as of April 30, 2022 were as follows:

(In thousands)	2023 Notes (1)	2025 Notes	2026 Notes	2027 Notes
Liability component:
Principal amount	$776,661	$862,500	$1,000,000	$1,265,000
Unamortized issuance costs	(2,489)	(4,771)	(15,747)	(14,975)
Net carrying amount	$774,172	$857,729	$984,253	$1,250,025
_________________________
(1)    Reflects the impact of the 2023 Notes Partial Repurchase on June 5, 2020, as discussed above.

The following table sets forth the interest expense related to each series of notes:

	Three Months Ended April 30,
(In thousands)	2022	2021
2023 Notes:
Coupon interest expense	$971	$971
Amortization of debt discount (conversion option) (1)	—	7,956
Amortization of debt issuance costs	328	310
Total interest expense related to the 2023 Notes	$1,299	$9,237

2025 Notes:
Coupon interest expense	$2,426	$2,426
Amortization of debt discount (conversion option) (1)	—	7,657
Amortization of debt issuance costs	224	211
Total interest expense related to the 2025 Notes	$2,650	$10,294

2026 Notes:
Coupon interest expense	$1,875	$—
Amortization of debt discount (conversion option) (1)	—	—
Amortization of debt issuance costs	526	—
Total interest expense related to the 2026 Notes	$2,401	$—

2027 Notes:
Coupon interest expense	$3,558	$3,558
Amortization of debt discount (conversion option) (1)	—	10,016
Amortization of debt issuance costs	434	408
Total interest expense related to the 2027 Notes	$3,992	$13,982
_________________________
(1)    As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

As of April 30, 2022, the total estimated fair values of the 2023 Notes, the 2025 Notes, and the 2027 Notes were approximately $0.83 billion, $0.93 billion, and $1.14 billion, respectively. The fair value for each series of the Notes was determined based on the closing trading price per $100 of the applicable series of notes as of the last day of trading for the period. We consider the fair value of the 2023 Notes, the 2025 Notes, and the 2027 Notes to be a Level 2 measurement. As of April 30, 2022, the estimated fair value of the 2026 Notes was $0.69 billion, which represents the present value of future principal and interest payments. We consider the fair value of the 2026 Notes to be a Level 3 measurement.

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

(8)    Stock Compensation Plans and Stockholders’ Equity

Equity Incentive Plans

In November 2003, our board of directors and stockholders adopted the 2003 Equity Incentive Plan (the “2003 Plan”). The 2003 Plan authorized the granting of common stock options and restricted stock awards to employees, directors and consultants. In March 2012, our board of directors and stockholders approved the 2012 Equity Incentive Plan (as amended, the “2012 Plan”), which became effective on April 18, 2012, replaced the 2003 Plan, and expired in March 2022 pursuant to its terms. In January 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”) in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market, which became effective on April 1, 2022. The Inducement Plan may only be used for grants to new employees and not for existing employees, executives, directors or consultants. Our board of directors has approved and proposed to stockholders for approval at the 2022 annual meeting of stockholders, a new equity incentive plan, to replace the 2012 Plan. On April 11, 2022, we granted stand-alone inducement equity awards to our Chief Executive Officer in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market. Upon stockholder approval and effectiveness of a new equity incentive plan, we expect to cease grants under the Inducement Plan. The following table summarizes the stock option, restricted stock unit (“RSU”) and performance unit (“PSU”) activity under the foregoing arrangements during the three months ended April 30, 2022:

	Options Outstanding				RSUs and PSUs Outstanding
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
			(in years)	(in thousands)
Balances as of January 31, 2022	213,023	$12.35	5.82	$23,767	11,686,780
Options exercised	(67,255)	13.28
Options forfeited and expired	(3,435)	12.73
RSUs and PSUs granted					6,048,505
RSUs and PSUs vested					(1,335,143)
RSUs and PSUs forfeited and canceled					(984,781)
Balances as of April 30, 2022	142,333	$11.90	5.84	$15,674	15,415,361
Vested and expected to vest	141,107	$11.90	5.83	$15,539	14,634,043
Exercisable as of April 30, 2022	106,387	$11.70	5.63	$11,736
 _________________________
(1)    The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of April 30, 2022.

During the three months ended April 30, 2022 and 2021, upon each settlement date of our outstanding RSUs and PSUs to then current employees, shares were withheld to cover the required withholding tax, which was based on the value of a share on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity on our condensed consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs and PSUs were not considered issued and outstanding. Any shares withheld for tax purposes prior to the expiration of the 2012 Plan in March 2022 were returned to the reserves and were available for future issuance under our 2012 Plan prior to its expiration. We may also require employees to sell a portion of the shares that they received upon the vesting of RSUs or PSUs in order to cover any required withholding taxes.

During the three months ended April 30, 2022, we granted 523,264 PSUs to certain executives under our 2012 Plan prior to its expiration in March 2022, which includes both PSUs awarded but not yet earned, as well as PSUs earned and eligible to vest. We also granted 144,052 PSUs to our Chief Executive Officer pursuant to stand-alone inducement award agreements in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market. The number of PSUs granted that were earned and eligible to vest were determined after a one-year performance period, based on achievement of certain company financial performance measures and the recipient’s continued service with us. The number of shares employees were eligible to receive based on financial performance measures under PSU grants prior to fiscal 2023 ranged from 0% to 200% of the target amount. Additionally, from fiscal 2019 to fiscal 2022, our PSUs granted contained an additional market performance measure that could increase the number of shares earned by up to an additional 50% of the shares received based on the financial performance measure. Compensation expense for PSUs with financial performance measures is measured using the fair value at the date of grant and recorded over the vesting period of three or four years under the graded-vesting attribution method, and were adjusted over the one-year performance period based on interim estimates of performance against the pre-set objectives.

The PSUs granted in fiscal 2023 and not yet earned are subject to a single market performance condition which allows employees to earn 0% to 200% of their target award over one- two- and three-year performance periods, with a cap of one-third the target award eligible to be earned for each of the one- and two-year performance periods. Compensation expense is measured using the fair value of the awards at the date of the grant and recorded over the vesting period of three years under the graded-vesting attribution method.

The following table presents unrecognized compensation cost related to stock options, RSUs, PSUs and restricted stock awards (“RSA”) as of April 30, 2022:

	Unrecognized Compensation Cost (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Stock options	$3,010	1.5
RSUs	1,674,727	2.5
PSUs	100,482	1.4
RSAs	15,722	1.3
Total unrecognized compensation cost	$1,793,941

The following table summarizes our RSA activity during the three months ended April 30, 2022:

Shares
Outstanding as of January 31, 2022	246,106
RSAs vested	(100,920)
RSAs forfeited and canceled	(2,697)
Outstanding as of April 30, 2022	142,489

The weighted-average grant date fair value of RSUs granted was $127.35 per share during the three months ended April 30, 2022.

The weighted-average grant date fair value of PSUs granted was $184.17 per share during the three months ended April 30, 2022.

Stock Repurchase Program

In June 2021, our board of directors authorized and approved a stock repurchase program of up to $1.0 billion of our outstanding common stock. As of October 31, 2021, we repurchased 6.9 million shares of common stock with a total price of $1.0 billion, under trading plans complying with Rule 10b5-1 under the Exchange Act, at an average price of $145.23 per share. The repurchased shares are reflected as treasury stock on our condensed consolidated balance sheets and statement of stockholders’ equity. As of October 31, 2021, the repurchase program was completed.

(9)    Revenues, Accounts Receivable, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Three Months Ended April 30,
(In thousands)	2022	2021
Revenues
Cloud services	$322,929	$193,958
License	185,811	143,281
Maintenance and services	165,341	164,812
Total revenues	$674,081	$502,051

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

	Three Months Ended April 30,
(In thousands)	2022	2021
United States	$452,916	$346,700
International	221,165	155,351
Total revenues	$674,081	$502,051

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented.

The following table presents revenues by channel partners representing 10% or more of total revenues:

	Three Months Ended April 30,
	2022	2021
Channel Partner A	27%	27%
Channel Partner B	13%	14%

The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three months ended April 30, 2022 or 2021.

Accounts Receivable

The following table presents total current and non-current accounts receivable by channel partners representing 10% or more of total current and non-current accounts receivable:

	April 30, 2022	January 31, 2022
Channel Partner A	27%	30%
Channel Partner B	12%	6%

The COVID-19 pandemic and the recent economic downturn prompted us to perform additional credit reviews of our existing customers. After performing our additional reviews using a current expected credit loss model, we determined that, while there may be delays in certain of our collections, the risk of credit loss on our accounts receivable as of April 30, 2022 is low. As this is consistent with the results of our risk assessment, no significant adjustments to our allowance for doubtful accounts were made.

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2022 and 2021 were $479.2 million and $322.5 million during the three months ended April 30, 2022 and 2021, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $2.4 billion as of April 30, 2022, of which we expect to recognize approximately 64% as revenue over the next 12 months and the remainder thereafter.

(10)    Income Taxes

We are subject to income taxes in the U.S. and in foreign jurisdictions. We base our interim tax accruals on an estimated annual effective tax rate applied to year-to-date income, and we record discrete tax items in the period to which they relate. In each quarter, we update our estimated annual effective tax rate and make a year-to-date adjustment to our tax provision as necessary. Our fiscal 2023 annual effective rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on our U.S. losses. For the three months ended April 30, 2022 and 2021, we recorded income tax expense of $3.4 million and $1.2 million, respectively.

During the three months ended April 30, 2022, there were no material changes to our unrecognized tax benefits, and we do not expect material changes in our unrecognized tax benefits within the next twelve months. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended April 30,
(In thousands, except per share amounts)	2022	2021
Numerator:
Net loss	$(304,322)	$(471,001)
Denominator:
Weighted-average common shares outstanding	160,513	163,593
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(174)	(424)
Weighted-average shares used to compute net loss per share, basic and diluted	160,339	163,169

Net loss per share, basic and diluted	$(1.90)	$(2.89)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of April 30,
(In thousands)	2022	2021
Shares subject to outstanding common stock options	142	360
Shares subject to outstanding RSUs, PSUs and RSAs	15,558	14,741
Employee stock purchase plan	1,263	719
Shares underlying the conversion option of the convertible senior notes	22,258	—
Total	39,221	15,820

In connection with the issuance of the 2023 Notes, 2025 Notes, and 2027 Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. As disclosed in Note 1 “Description of the Business and Significant Accounting Policies,” we adopted ASU 2020-06 on February 1, 2022. Under ASU 2020-06 diluted earnings per share for each reporting period is determined by assuming that all of the convertible senior notes were converted into shares of our common stock at the beginning of the period regardless of whether we intend to settle the principal of our convertible senior notes in cash. Prior to our adoption of ASU 2020-06, only the conversion spread was considered potentially dilutive in reporting periods when the average market price of our common stock exceeded the initial conversion price of the respective convertible senior note.

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

The COVID-19 pandemic significantly increased the importance of being a digital, data-driven organization and we believe the importance of data-driven innovation will only continue to increase over time. The pandemic accelerated the adoption of new ways to work and exerted an enormous amount of pressure on organizations of all kinds to deliver better experiences and outcomes, and to enable entirely new offerings and business models. We believe this global shift in the business environment and the related challenges are here to stay and that Splunk enables organizations to rise to these challenges by leveraging technology to achieve greater efficiency, agility, security, and drive a sustained competitive advantage. When organizations use Splunk to improve their security postures and build resilience, they are able to innovate more effectively.

We typically base our cloud services annual subscription fees on either the volume of data indexed per day including a fixed amount of data storage, or purchased infrastructure, data storage and bandwidth our customers require to support the underlying workload. We are seeing an increasing share of our business being based on workload pricing. We recognize the revenues associated with our cloud services ratably over the associated subscription term. For our license offerings, we typically base the license fees on either the estimated daily data indexing capacity or the compute power consumed to support our customers' workload and we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large license contracts may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term.

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

We have utilized and expect to continue to engage in acquisitions to contribute to our long-term growth objectives. Additionally, we expect to continue to make investments in private companies with complementary technology and business models with the objective of establishing longer-term strategic relationships.

Impact of COVID-19 on our Business

The ongoing COVID-19 pandemic has created significant global economic uncertainty, adversely impacted the business of some of our customers, partners and vendors, and has impacted our business and results of operations in the past and could further impact our results of operations and our cash flows in the future.

COVID-19 has impacted, and could further impact, our business and that of our customers as a result of quarantines, various local, state and federal government public health orders, and other restrictions. For example, we are monitoring office use in the global offices we have re-opened, allowing most of our employees to continue to work remotely if they prefer, allowing our employees to elect not to travel, implementing in-person, onsite and travel safety protocols, and we have shifted certain of our customer-focused and corporate events to online-only or hybrid experiences. These operational changes could extend into future quarters. The long-term impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration, spread, and severity of the virus and its variants, as well as the efficacy of vaccines and vaccine distribution, and the timing and trajectory of the economic recovery as well as consumer behavior as the recovery develops. Our future performance will also depend on the continuing impact of COVID-19 on our customers, partners, employee productivity and retention and sales cycles, including as a result of travel restrictions and limitations. These potential developments are uncertain and cannot be predicted and as such, the extent to which COVID-19 will continue to impact our business, operations, financial condition and results of operations over the long term is unknown. Furthermore, due to our shift to a cloud services delivery model, the effect of COVID-19 may not be fully reflected in our results of operations and overall financial performance until future periods.

As additional COVID-19 variants emerge, we will continue to evaluate our return to work and distributed workforce strategies, taking into consideration factors such as treatments, vaccine progress, and public health recommendations. We also continue to evaluate our real estate needs and have in the past made the decision to exit certain office space leases. As we continue to assess how and to what extent our employees will gradually return to work in our offices, we may decide to exit additional office space leases which could result in further losses associated with our real estate lease assets.

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

Free Cash Flow

Splunk considers free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated or used by the business. Free cash flow represents operating cash flow less purchases of property and equipment and capitalized software development costs. The following presents our free cash flow (in millions):

Below is a calculation of free cash flow:

	Three Months Ended April 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$143,347	$70,660
Less purchases of property and equipment	(3,192)	(853)
Less capitalized software development costs	(2,428)	(3,066)
Free cash flow	$137,727	$66,741

Remaining Performance Obligations (“RPO”) Bookings

RPO Bookings is an indicator of overall bookings momentum. We calculate total RPO Bookings as total revenue plus the change in total RPO. Total RPO is separately disclosed in Note 9 “Revenues, Accounts Receivable, Deferred Revenue and

Remaining Performance Obligations” of our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. The following presents our total RPO Bookings (in millions):

Below is a calculation of total RPO Bookings:

	Three Months Ended April 30,
(In thousands)	2022	2021
Total revenues	$674,081	$502,051
Change in RPO	(182,610)	(129,961)
Total RPO Bookings	$491,471	$372,090

Financial Summary
(Dollars in millions)

Three Months Ended April 30, 2022 and 2021

Our customer base spans numerous industry verticals, including cloud and online services, education, financial services, government, healthcare/pharmaceuticals, industrials/manufacturing, media/entertainment, retail/ecommerce, technology and telecommunications, among others. As of April 30, 2022, our offerings have been deployed by over 90 of the Fortune 100 companies.

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

•Maintenance revenues. When a term license is purchased, maintenance is bundled with the license for the term of the license period. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. Maintenance revenues as a percentage of total revenues were 17% and 23% for the three months ended April 30, 2022 and 2021, respectively.

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

Condensed Consolidated Statements of Operations Data

(In thousands and as % of revenues)	Three Months Ended April 30,
	2022		2021
Revenues
Cloud services	$322,929	47.9%	$193,958	38.6%
License	185,811	27.6	143,281	28.5
Maintenance and services	165,341	24.5	164,812	32.8
Total revenues	674,081	100.0	502,051	100.0
Cost of revenues
Cloud services (1)	119,521	37.0	88,085	45.4
License (1)	1,463	0.8	4,290	3.0
Maintenance and services (1)	81,172	49.1	79,531	48.3
Total cost of revenues	202,156	30.0	171,906	34.2
Gross profit	471,925	70.0	330,145	65.8
Operating expenses
Research and development	255,691	37.9	247,198	49.2
Sales and marketing	395,213	58.6	356,108	70.9
General and administrative	112,708	16.7	162,186	32.3
Total operating expenses	763,612	113.3	765,492	152.5
Operating loss	(291,687)	(43.3)	(435,347)	(86.7)
Interest and other income (expense), net
Interest income	1,372	0.2	379	0.1
Interest expense	(10,663)	(1.6)	(33,590)	(6.7)
Other income (expense), net	10	—	(1,223)	(0.2)
Total interest and other income (expense), net	(9,281)	(1.4)	(34,434)	(6.9)
Loss before income taxes	(300,968)	(44.6)	(469,781)	(93.6)
Income tax provision	3,354	0.5	1,220	0.2
Net loss	$(304,322)	(45.1)%	$(471,001)	(93.8)%
_________________________
(1)    Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended April 30, 2022 and 2021

Revenues
(Dollars in millions)

Three Months Ended April 30, 2022 and 2021
Total revenues increased $172.0 million, or 34.3%, primarily due to the following:

+    increase of $129.0 million, or 66.5%, in cloud services revenues
+    increase of $42.5 million, or 29.7%, in license revenues

Our transition to a cloud services delivery model has impacted, and it will continue to impact the timing of our recognition of revenue as an increasing percentage of our sales becomes recognized ratably. The increase in cloud services revenues reflects the continued customer adoption of our cloud services offerings. Our customers are increasingly purchasing our Splunk Cloud Platform service as it delivers the benefits of Splunk Enterprise, while eliminating the need to purchase, deploy and manage infrastructure. The increase in license revenues is a result of increased license bookings in the three months ended April 30, 2022, as compared to the three months ended April 30, 2021.

Cost of Revenues and Gross Margin
(Dollars in millions)

Three Months Ended April 30, 2022 and 2021
Total cost of revenues increased $30.3 million, or 17.6%, primarily due to the increase in cloud services cost of revenues, as a result of our ongoing transition to a cloud services delivery model.

Cloud services cost of revenues increased $31.4 million, or 35.7%, primarily due to the following:

+    increase of $22.3 million in third-party hosting fees to support our cloud services
+    increase of $3.9 million in third-party consulting services
+    increase of $3.5 million in salaries and benefits, including stock-based compensation expense as we increased headcount

Total gross margin increased primarily due to the continued shift of our revenue mix in favor of cloud services and the increase in related gross margin attributable to further optimization of our cloud infrastructure.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Three Months Ended April 30, 2022 and 2021
Research and development expense increased $8.5 million, or 3.4%, primarily due to the following:

+    increase of $12.1 million in salaries and benefits, which includes a $7.8 million increase in stock-based compensation expense as we increased headcount
-    decrease of $4.4 million in third-party hosting fees

Sales and Marketing Expense

Three Months Ended April 30, 2022 and 2021
Sales and marketing expense increased $39.1 million, or 11.0%, primarily due to the following:

+    increase of $32.5 million in salaries and benefits, which includes a $17.6 million increase in stock-based compensation expense as we increased headcount
+    increase of $6.4 million in travel-related expenses

General and Administrative Expense

Three Months Ended April 30, 2022 and 2021
General and administrative expense decreased $49.5 million, or (30.5)%, primarily due to the following:

-    decrease of $54.9 million in facility exit costs primarily due to the recognition of a loss on the termination of a lease in San Jose, CA in the three months ended April 30, 2021
-    decrease of $2.6 million in third-party consulting services
+    increase of $10.1 million in salaries and benefits, which includes a $3.5 million increase in stock-based compensation expense as we increased headcount

Interest and Other Income (Expense), net

	Three Months Ended April 30,
(In thousands)	2022	2021
Interest and other income (expense), net
Interest income	$1,372	$379
Interest expense	(10,663)	(33,590)
Other income (expense), net	10	(1,223)
Total interest and other income (expense), net	$(9,281)	$(34,434)

Three Months Ended April 30, 2022 and 2021
Interest and other income (expense), net reflects a net decrease in expense of $25.2 million, primarily due to a decrease in non-cash interest expense of $25.6 million as a result of our adoption of ASU 2020-06 on February 1, 2022. Under ASU 2020-06, we are no longer required to record conversion option-related debt discounts on our convertible senior notes, which were previously amortized as non-cash interest expense over the maturity of each of the notes.

Income Tax Provision (Benefit)

	Three Months Ended April 30,
(In thousands)	2022	2021
Income tax provision (benefit)	$3,354	$1,220

Three Months Ended April 30, 2022 and 2021
Our income tax provision is mostly comprised of foreign income taxes, and our effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on our U.S. losses. Our interim period tax provisions will vary each quarter based on the amount of our annual expected tax provision and how ratably we incur our forecasted income or loss during each quarterly period.

Liquidity and Capital Resources

(In thousands)	April 30, 2022	January 31, 2022
Cash and cash equivalents	$814,010	$1,428,691
Investments, current	633,888	286,337
Investments, non-current	382,933	46,431

(In millions)

Our principal sources of liquidity are our cash and cash equivalents, investments and net accounts receivable. From time to time, we have also issued convertible debt to supplement our working capital. As of April 30, 2022, we had $1.8 billion of cash, cash equivalents and investments of which $392.6 million was held by foreign subsidiaries. We believe that these funds will be sufficient to meet our anticipated cash needs for at least the next 12 months.

We intend to continue to focus our capital expenditures for the remainder of fiscal 2023 to support the growth in our operations, including acquisition-related activities. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the investments in our office facilities and our systems infrastructure, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

Beginning in fiscal 2020, we shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time than it has been historically.

In June 2021, our board of directors authorized and approved a stock repurchase program of up to $1.0 billion of our outstanding common stock. During fiscal 2022, we repurchased 6.9 million shares of common stock with a total price of $1.0 billion, under trading plans complying with Rule 10b5-1 under the Exchange Act, at an average price of $145.23 per share. The repurchased shares are reflected as treasury stock on our condensed consolidated balance sheets and statement of stockholders’ equity. The repurchase program was completed as of October 31, 2021.

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

Three Months Ended April 30, 2022 and 2021
Net cash provided by operating activities was $143.3 million for the three months ended April 30, 2022 compared to net cash provided by operating activities of $70.7 million in the prior year. The increase in net cash provided by operating activities was primarily due to higher cash collections from customers relative to payments to vendors and employees.

Investing Activities

Three Months Ended April 30, 2022 and 2021
Net cash used in investing activities of $692.6 million during the three months ended April 30, 2022 primarily consisted of marketable securities purchases of $681.7 million, net of maturities, purchases of strategic investments of $5.8 million, purchases of property and equipment of $3.2 million, and cash used for the development of internal-use software of $2.4 million.

Net cash provided by investing activities of $63.8 million during the three months ended April 30, 2021 primarily consisted of maturities of marketable securities of $67.5 million, net of purchases, offset by cash used for the development of internal-use software of $3.1 million.

Financing Activities

Three Months Ended April 30, 2022 and 2021
Net cash used in financing activities of $65.4 million during the three months ended April 30, 2022 primarily consisted of taxes paid related to the net share settlement of equity awards of $66.4 million.

Net cash used in financing activities of $60.3 million during the three months ended April 30, 2021 primarily consisted of taxes paid related to the net share settlement of equity awards of $60.8 million.

Contractual Obligations

Operating Lease Commitments and Contractual Obligations

There have been no significant changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended January 31, 2022 except for those disclosed in Note 3 “Commitments and Contingencies,” Note 4 “Leases” and Note 7 “Convertible Senior Notes” of our accompanying Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three months ended April 30, 2022 and 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Claims and reimbursements under indemnification arrangements have not been material to our condensed consolidated financial statements; therefore, there is no accrual of such amounts as of April 30, 2022. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no other material changes to our market risk exposures as compared to the market risk exposures described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 24, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

General Factors
•the impact of natural disasters, climate change and other events beyond our control on our business;
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

Historically we generated a majority of our revenues from sales of licenses, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. However, our revenue mix has shifted from sales of licenses to the delivery of cloud services and we expect it will continue to shift in favor of cloud services. Our transition to a predominately cloud services delivery model has impacted, and will continue to impact, our operating margins and revenue as an increasing percentage of our sales becomes recognized ratably. Our shift to a cloud services delivery model depends on customer choice, and our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited. We have also shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time with the transition to an annual billings model than it has historically. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, tax and accounting implications, pricing, and our costs. In addition, the metrics we use to gauge the status of our business model transition, and evaluate and describe our business, will continue to evolve over the course of this transition as significant trends emerge. If we do not successfully execute this transition, our business and future operating results could be adversely affected.

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

•the availability and performance of our cloud services offerings, including Splunk Cloud Platform;

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and expect to continue to experience growth in our headcount and operations, including from acquisitions, which has placed and will continue to place significant demands on our management and our operational and financial systems and infrastructure. As of April 30, 2022, approximately 32% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture and values, the challenges of which may be exacerbated due to remote working conditions associated with the ongoing COVID-19 pandemic. In particular, we intend to continue to make direct and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $3.81 billion at April 30, 2022. Because our products and offerings, as well as the market for these products and offerings, continue to evolve, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance, particularly as our business model transitions. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, changes in our mix of revenues, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

Our cloud services, including Splunk Cloud Platform, require costly and continual infrastructure investments, and if our transition to a largely cloud-based business model is not successful, our business could be adversely affected.

A cloud-based model of software deployment is one in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. Delivering software under a cloud-based model results in higher costs and expenses when compared to sales of licenses for similar functionality. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a cloud-based model. Many of our offerings are now made available in the cloud as well as on-premises. Customers can sign up for our cloud services offerings and avoid the need to provision, deploy and manage internal infrastructure. In order to deliver our cloud services offerings via a largely cloud-based deployment, we have made and will continue to make capital investments and incur substantial costs to implement and maintain this alternative business model. In addition, as we look to deliver new or different cloud services, we are making significant technology investments to deliver new capabilities and advance our software to deliver cloud-native customer experiences. We expect that over time the percentage of our revenue attributable to our cloud services offerings will continue to increase. If our cloud services, in particular Splunk Cloud Platform, do not garner widespread market adoption, or there is a reduction in demand for cloud services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, security or privacy concerns, inability to properly manage such services, competing technologies and products, decreases in corporate spending or otherwise, our financial results, business model and competitive position could suffer. If these investments do not yield the expected return, or we are unable to decrease the cost of delivering our cloud services, our gross margins, overall financial results, business model and competitive position could suffer. Transitioning to a largely cloud-based model also impacts the way we recognize revenues, which may affect our operating results and could have an adverse effect on our business operations and financial results.

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

We depend on the continued contributions of our leadership, senior management and other key personnel, the loss of whom could adversely affect our business. In March 2022, we announced the appointment of Gary Steele as our President and Chief Executive Officer, effective April 11, 2022. We also announced the departure of Teresa Carlson, President and Chief Growth Officer, whose employment with the Company terminated on March 31, 2022. These changes in our executive management team, and any future changes, resulting from the hiring or departure of executive officers, could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. If we are not successful in managing the transition of Mr. Steele into his new role, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business. Further, these changes also increase our dependency on other members of our executive management team who remain with us. If we lose the services of any member of the executive management team or any key personnel, we may not be able to locate a suitable or qualified replacement, and we may incur additional expenses to recruit and train a replacement, which could severely disrupt our business and growth and could be particularly disruptive in light of the recent leadership transition. There is intense competition for executive management and it may take an extended period of time to find a candidate that meets our requirements if any of our executives depart unexpectedly. We do not maintain a key-person life insurance policy on any of our officers or other employees.

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

We continue to be substantially dependent on our sales force to effectively execute our sales strategies to obtain new customers and to drive additional use cases and adoption among our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require, and further, continuing or recurring restrictions placed on recruiting, training and retention by the ongoing COVID-19 pandemic may further exacerbate our efforts to expand our sales force. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. Attrition rates have and may continue to increase. In addition, as we continue to grow rapidly, a large percentage of our sales force is new to the company and our offerings. As our sales strategies evolve and offerings expand, additional training for new hires and our existing team may be required for our sales force to successfully execute on those strategies. We periodically adjust our sales organization and our compensation programs as part of our efforts to optimize our sales operations to grow revenue, drive incremental growth and support our business model transition. If we have not structured our sales organization or compensation for our sales personnel in a way that properly supports our company’s objectives, or if we fail to make changes in a timely fashion or do not effectively manage changes, our revenue growth could be adversely affected. Our growth creates additional challenges and risks with respect to attracting, integrating and retaining qualified employees, particularly sales personnel. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected. Our sales and marketing expenses represent a significant percentage of our total expenses, and our business, results of operations, and financial condition may suffer if our sales and marketing expenditures do not contribute to increasing revenue as we anticipate.

In addition, we rely upon equity compensation to help attract, motivate and retain our employees, executive officers and directors, and to align the interests of our employees, executive officers and directors with our stockholders. Our 2012 Equity Incentive Plan, as amended (the “2012 Plan”), expired in March 2022. In January 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”) in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of The Nasdaq Stock Market LLC, which became effective on April 1, 2022. The Inducement Plan may only be used for grants to new employees and not for existing employees, executives, directors or consultants. Our board of directors has approved and proposed to stockholders for approval at the 2022 annual meeting of stockholders, a new equity incentive plan, to replace the 2012 Plan. Failure to obtain stockholder approval of the new equity incentive plan with a sufficient number of shares reserved for issuance under such plan, will place us at a competitive disadvantage for hiring and retaining employees, officers and directors, and would significantly hinder or completely eliminate our ability to grant equity awards to existing employees and existing and new directors, which could impede our ability to attract, motivate and retain employees, key executives or directors, harm our growth, lead to possible increased cash spend and adversely affect our operating results. The number of shares covered by equity awards that we have issued under our 2012 Plan prior to its termination, or may issue under the Inducement Plan, will be included in metrics such as burn rate and overhang, used to measure the dilutive impact of our equity compensation on our stockholders, which could make our stockholders less likely to approve a new equity incentive plan with the number of shares we need to attract, motivate and retain current and new employees. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock, restricted stock units or stock options. Employees may be more likely to leave us if the exercise prices of the options that they hold are significantly above the market price of our common stock or their restricted stock units have declined in value relative to the value at the time they were granted, or conversely, if the shares they own or the shares underlying their vested restricted stock units or options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, results of operations, financial condition and cash flows would be adversely affected.

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

In light of the uncertain and fluid situation relating to the ongoing COVID-19 pandemic, and changing public health recommendations, we continue to take precautionary measures intended to minimize the risk of the disease to our employees, our customers, and the communities in which we operate, which could negatively impact our business. Although we continue to monitor the situation and will adjust our current policies as more information and public health guidance become available, including progress made through vaccinations and changes due to additional variants, precautionary measures that have been adopted could negatively affect our customer success efforts, employee productivity and retention, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, including as a result of continuing or recurring travel restrictions and limitations, any of which could harm our business and results of operations. Additionally, we have re-opened our offices and hold in-person or hybrid meetings and events, on a voluntary basis, taking into consideration government restrictions and employee safety. But with many of our employees continuing to work remotely, we are at increased risk of cyber security-related breaches. We continue to take steps to monitor and enhance the security of our systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, IT infrastructure networks, and data upon which we rely. The ongoing COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which has and may continue to bring changes to our real estate lease assets.

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

In recent years, there have been significant acquisitions and consolidation by and among our competitors. We anticipate this trend of consolidation will continue, which will present heightened competitive challenges to our business. In particular, consolidation in our industry increases the likelihood of our competitors offering bundled or integrated products, and we believe that it may increase the competitive pressures we face with respect to our offerings. If we are unable to differentiate our offerings from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see decreased demand for those offerings, which would adversely affect our business operations, financial results and growth prospects. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently their willingness to use software solutions from such firms. Similarly, if customers seek to concentrate their software license purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage regardless of the performance and features of our offerings. We believe that in order to remain competitive at the large enterprise level, we will need to develop and expand relationships with CSPs, global system integrators and managed service providers that provide a broad range of products and services. If we are unable to anticipate competitive challenges or compete effectively, our business operations and financial results could be materially and adversely affected.

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

Prolonged economic uncertainties or downturns could adversely affect our business operations or financial results. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, inflation rate fluctuations, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster, outbreaks of pandemic diseases such as COVID-19, political unrest and social strife, including acts of terrorism, armed conflicts, such as the war in Ukraine, have caused and could continue to cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

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

We employ multiple and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise based on either the estimated daily data indexing capacity or compute power consumed to support our customers’ workload. We are seeing an increasing share of our business being based on workload pricing. In addition, Splunk Cloud Platform is generally priced based on either the volume of data indexed per day including a fixed amount of data storage, or purchased infrastructure, data storage and bandwidth our customers require to support the underlying workload, while Splunk SOAR and Splunk On-Call are priced by the number of seats, or events used for the products and suites are subscribed based on the number of hosts. We offer term licensing options for license offerings and have some remaining perpetual licenses with existing customers, which each have different payment schedules, and depending on the mix of such licenses and cloud subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes or compute usage increase over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or cloud subscriptions, or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. As the amount of data and analytic needs within our customers’ organizations grow, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. We have introduced and expect to continue to introduce variations to our pricing models, including but not limited to, predictive pricing programs, workload-based pricing, entity-based pricing, “rapid adoption” packages and other pricing programs that provide broader usage and cost predictability as well as tiered pricing based on deployment models, data source types, compute and storage units and customer environments. Any change in pricing models bears inherent risks as it may provide customers a choice to go for the lower-cost option, therefore putting renewal and customer lifetime value at risk. Although we believe that these pricing models and variations to these models will drive net new customers and increase customer adoption, it is possible that they will not and may potentially cause customers to decline to purchase or renew licenses or cloud subscriptions, or confuse customers and reduce their lifetime value, which could negatively impact our revenue, business and financial results.

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

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. This variation is due to numerous factors, including in the expansion of our offerings and new pricing models, as well as the potential for different buying centers for the same offering. In addition, Splunk Cloud Platform has generated interest from our customers who are also considering purchasing and deploying Splunk Enterprise on-premises. In some cases, our customers may wish to consider a combination of these offerings, potentially further slowing our sales cycle. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, an existing customer will convert from a perpetual license to term license or to cloud services, we will make a sale with a potential customer, or a user of a trial version of one of our offerings will upgrade to the paid version of that offering. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenues from that transaction are lost or delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term (subject to rising fixed costs in the longer term as discussed above), our operating results will suffer if revenues fall below our expectations in a particular quarter.

Our international sales and operations subject us to additional risks and challenges that can adversely affect our business operations and financial results.

During the three months ended April 30, 2022, we derived approximately 33% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. Additionally, we currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to new or existing customers to the same degree we have experienced in the United States.

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

We are closely monitoring the development of rules and guidance pursuant to various executive orders that may apply to us, including, for example, pursuant to Executive Order 14028 for “critical software.” These developing rules and guidance may increase our compliance costs and delay customer contract execution.

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

Our offerings involve the storage and transmission of data, and security breaches and incidents could result in unauthorized access to, or the loss, destruction, misuse, disclosure, modification, corruption, or unavailability of, this information, litigation, indemnity obligations, fines, penalties and other liability. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or our customers’ data or to disrupt our ability to provide services. There is also a danger of industrial espionage, misuse, theft of information or assets (including source code), or damage to assets by people who have gained access (authorized or unauthorized) to our facilities, systems or information. Because there are many different techniques used to obtain unauthorized access to systems and data, and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and incidents and proactively implement adequate preventative measures. Additionally, with many of our employees continuing to work remotely due to the ongoing COVID-19 pandemic, we face an increased risk of attempted security breaches and incidents. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud services offerings, our security measures or those of our third-party service providers could be breached or otherwise fail to prevent unauthorized access to or disclosure, modification, misuse, loss or destruction of such information. Computer malware, ransomware, cyber viruses, social engineering (phishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. The frequency and sophistication of these malicious attacks has increased, and it appears that cyber crimes and cyber criminal networks, some of which may be state-supported, have been provided substantial resources and may target U.S. enterprises or our customers and their use of our products. Furthermore, the risk of state-supported and geopolitical-related cyber attacks may increase in connection with the war in Ukraine and any related political or economic responses and counter-responses. In the past, we have had to take corrective action against cyber attackers to protect our cloud environment. In addition, we do not directly control content that customers store in our offerings. If customers use our offerings for the transmission or storage of personal information or other sensitive types of information and our security measures are, or are believed to have been breached or otherwise to have failed as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

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

Further, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which becomes effective on January 1, 2023, on June 8, 2021, Colorado enacted the Colorado Privacy Act (“CPA”), which takes effect on July 1, 2023, and in March 2022, Utah enacted the Utah Consumer Privacy Act (“UCPA”), which takes effect on December 31, 2023. The CDPA, CPA, and UCPA share similarities with the CCPA, the CPRA, and legislation proposed in other states. Aspects of the CCPA, CPRA, CDPA, CPA, and UCPA and their interpretation, remain unclear, and we cannot yet fully predict the impact of these laws or regulations on our business or operations.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy or data protection legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the EU General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and, in addition to imposing stringent obligations relating to data protection and security, authorizes fines up to 4% of global annual revenue for some violations. We relied in part upon the EU-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the European Commission and the Swiss-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the Swiss Administration to provide U.S. companies with a valid data transfer mechanism under EU and Swiss law to permit them to transfer personal data from the European Economic Area (“EEA”) and Switzerland to the United States. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield, concluding it did not provide adequate protection for personal data transferred to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-US Privacy Shield on similar grounds. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on standard contractual clauses approved by the European Commission (“EU SCCs”) to transfer personal data. The CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. On June 4, 2021, the European Commission published new EU SCCs that are required to be implemented. The United Kingdom published new standard contractual clauses for use when transferring personal data outside of the United Kingdom (“UK SCCs”) that also are required to be implemented. The revised EU SCCs and UK SCCs, recommendations and opinions of regulators, and other developments relating to cross-border data transfer, may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, Switzerland, and the United Kingdom which may increase compliance and related costs, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, financial condition and operating results.

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

Complying with the GDPR, CCPA, CPRA, CDPA, CPA, UCPA, or other laws, regulations, or other obligations relating to privacy, data protection, data localization or security in the U.S. or other regions worldwide, including Australia’s Privacy Act, Canada’s Personal Information Protection and Electronic Documents Act, and Japan’s Act on the Protection of Personal Information, may cause us to incur substantial operational costs or require us to modify our data handling practices and policies, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results. Further, any actual or alleged non-compliance could result in claims and proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results and prevent us from offering certain services where we operate. Some statutory requirements, both in the United States and abroad, such as the Health Insurance

Portability and Accountability Act of 1996 and numerous state statutes, include obligations of companies to notify individuals of security breaches involving certain types of personal information, which could result from breaches experienced by us or our service providers. Any actual or perceived security breach or incident could impact our reputation, harm our customer confidence, hurt our sales and expansion into new markets or cause us to lose existing customers, and could expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach or incident.

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

Our cloud services offerings, such as Splunk Cloud Platform , are hosted exclusively by our CSPs. We do not have control over the operations or the facilities of CSPs that we use, and any changes in a Cloud Service Provider’s service levels, which may be less than 100%, may adversely affect our ability to meet the commitments we make to our customers and their requirements. We currently offer a 100% uptime service level agreement (“SLA”) for Splunk Cloud Platform. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as the usage of our offerings increases. If any of the services provided by the CSPs fail or become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, or if we are unable to deliver 100% uptime under our SLAs, our revenues could be reduced, our reputation could be damaged, we could be exposed to legal liability, expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our offerings and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business, financial results and the usage of our offerings. If we are unable to renew our agreements with our Cloud Service Providers on commercially reasonable terms, or our agreements are prematurely terminated, or we need to add new CSPs to increase capacity and uptime, we could experience interruptions, downtime, delays, and additional expenses related to transferring to and providing support for these new platforms. Our customers may require that we provide our cloud services offerings through Infrastructure-as-a-Service (IaaS) Platforms that we do not offer, which could adversely affect our ability to attract new customers or maintain current customers, either of which could negatively affect our financial condition.

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

In addition to our direct sales force, we use partners, such as distributors and resellers, to license, provide professional services and support our offerings. Historically, we have relied on a limited number of such partners for a substantial portion of our total sales, particularly in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions, and for sales to government agencies. For example, sales through our top two partners represented 40% of our revenue in the three months ended April 30, 2022. We expect that sales through partners in all regions will continue to be a significant portion of our revenues for the foreseeable future. As changes in our partner strategy are implemented, including potentially emphasizing partner-sourced transactions, results from sales through our partners may be adversely affected.

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

In the event the conditional conversion feature of the 2023 Notes, the 2025 Notes, or the 2027 Notes is triggered, holders of such Notes will be entitled under the applicable indenture governing such Notes to convert their Notes at any time during specified periods at their option. There is no conditional conversion feature with respect to the 2026 Notes, and holders of the 2026 Notes may elect to convert at any time. If one or more holders of a series of Notes elect to convert such Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

In addition, the stock markets, and in particular the market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the financial performance of those companies. In the past, following periods of market volatility, securities class action litigation and stockholder derivative litigation have often been instituted. In December 2020, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against us, our former Chief Executive Officer and our Chief Financial Officer alleging violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for allegedly making materially false and misleading statements regarding our financial guidance. On March 16, 2021, the Court appointed lead plaintiff and lead counsel in the case. On June 7, 2021, the lead plaintiff filed an amended complaint which alleges that defendants made materially false and misleading statements regarding our marketing efforts, hiring practices, and retention of personnel. In February, March, and April 2021, several derivative lawsuits related to the securities class action were filed. These lawsuits could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows. If we were to become involved in additional litigation in the future, it also could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows.

General Factors

Natural disasters, climate change and other events beyond our control could harm our business.

Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, pandemics such as the ongoing COVID-19 pandemic, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, infrastructure disruptions, geopolitical instability, war, the effects of climate change and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expenses that we may sustain. Our California corporate offices are located near major seismic faults. Significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a major earthquake or catastrophic event.

In addition, the long-term effects of climate change on the global economy and the technology industry in particular are unclear, however we recognize that there are inherent climate related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our California corporate offices have historically experienced, and are projected to continue to experience, physical climate change risks, including drought and water scarcity, warmer temperatures, rising sea levels, wildfires and air quality impacts and power shut-offs associated with wildfire prevention. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations. Transitional climate change risks may subject us to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business and untimely or inaccurate disclosure could adversely affect our reputation, business or financial performance.

We could be subject to additional tax liabilities.

We are subject to federal, state and local taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes as there are many activities and transactions for which the ultimate tax determination is uncertain. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position is not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. At any given time, we are subject to routine inquiries from taxing jurisdictions worldwide and are working to resolve these various routine questions and potential errors. Our financial statements reflect our best judgment of needed reserves to cover known contingencies, but there can be no assurances on the final outcome of any tax assessment. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by challenges to our intercompany relationships and transfer pricing arrangements, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new tax laws that could increase our tax liabilities in countries where we do business.

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

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT
INDEX

Exhibit Number	Description

10.1#	Employment Offer Letter between the Registrant and Gary Steele, dated as of February 28, 2022.

10.2#	Transition and Separation Agreement between the Registrant and Teresa Carlson, dated as of March 1, 2022.

10.3#	Transition and Separation Agreement between the Registrant and Doug Merritt, dated as of March 30, 2022.

10.4#	Form of RSU Agreement for 2022 Inducement Plan.

10.5#	Splunk Inc. Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-8 filed on April 11, 2022).

10.6#	Splunk Inc. Inducement Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 4.3 filed with the Registrant’s Registration Statement on Form S-8 filed on April 11, 2022).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 26, 2022

SPLUNK INC.

	By:	/s/ Jason Child
Jason Child
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)