Form 10-Q
period 2022-07-31
SPLUNK INC
filed 2022-08-25
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2022

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

There were 162.7 million shares of the Registrant’s Common Stock issued and outstanding as of August 18, 2022.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	July 31, 2022	January 31, 2022
Assets
Current assets
Cash and cash equivalents	$747,883	$1,428,691
Investments, current	995,510	286,337
Accounts receivable, net	820,115	1,306,666
Prepaid expenses and other current assets	157,458	152,871
Deferred commissions, current	109,487	102,322
Total current assets	2,830,453	3,276,887
Investments, non-current	50,060	46,431
Accounts receivable, non-current	176,134	242,689
Operating lease right-of-use assets	206,639	229,198
Property and equipment, net	122,189	124,900
Intangible assets, net	136,672	164,769
Goodwill	1,401,628	1,401,628
Deferred commissions, non-current	202,891	200,876
Other assets	82,890	103,497
Total assets	$5,209,556	$5,790,875
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$82,835	$59,206
Accrued compensation	258,654	396,952
Accrued expenses and other liabilities	235,683	257,979
Deferred revenue, current	1,155,928	1,384,605
Total current liabilities	1,733,100	2,098,742
Convertible senior notes, net	3,870,150	3,137,731
Operating lease liabilities	205,371	225,556
Deferred revenue, non-current	62,454	86,584
Other liabilities, non-current	22,455	19,491
Total non-current liabilities	4,160,430	3,469,362
Total liabilities	5,893,530	5,568,104
Commitments and contingencies (Note 3 and 4)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 162,708,914 shares outstanding at July 31, 2022, and 160,044,675 shares outstanding at January 31, 2022	170	167
Accumulated other comprehensive loss	(7,740)	(1,199)
Additional paid-in capital	4,346,503	5,032,351
Treasury stock, at cost: 6,885,414 shares at July 31, 2022 and January 31, 2022	(1,000,000)	(1,000,000)
Accumulated deficit	(4,022,907)	(3,808,548)
Total stockholders’ equity	(683,974)	222,771
Total liabilities and stockholders’ equity	$5,209,556	$5,790,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenues
Cloud services	$346,405	$217,422	$669,334	$411,380
License	281,716	219,600	467,527	362,881
Maintenance and services	170,632	168,721	335,973	333,533
Total revenues	798,753	605,743	1,472,834	1,107,794
Cost of revenues (1)
Cloud services	122,860	98,016	242,381	186,101
License	1,337	2,459	2,800	6,749
Maintenance and services	82,594	82,932	163,766	162,463
Total cost of revenues	206,791	183,407	408,947	355,313
Gross profit	591,962	422,336	1,063,887	752,481
Operating expenses (1)
Research and development	257,057	259,709	512,748	506,907
Sales and marketing	410,622	382,129	805,835	738,237
General and administrative	114,381	124,928	227,089	287,114
Total operating expenses	782,060	766,766	1,545,672	1,532,258
Operating loss	(190,098)	(344,430)	(481,785)	(779,777)
Interest and other income (expense), net
Interest income	4,847	507	6,219	886
Interest expense	(12,905)	(39,013)	(23,568)	(72,603)
Other income (expense), net	(3,613)	1,146	(3,603)	(77)
Total interest and other income (expense), net	(11,671)	(37,360)	(20,952)	(71,794)
Loss before income taxes	(201,769)	(381,790)	(502,737)	(851,571)
Income tax provision	7,943	2,161	11,297	3,381
Net loss	$(209,712)	$(383,951)	$(514,034)	$(854,952)

Basic and diluted net loss per share	$(1.30)	$(2.34)	$(3.19)	$(5.23)

Weighted-average shares used in computing basic and diluted net loss per share	161,787	164,018	161,070	163,615
 _________________________
(1)    Amounts include stock-based compensation expense, as follows:

Cost of revenues	$22,937	$21,865	$42,799	$39,379
Research and development	86,521	81,001	171,384	158,047
Sales and marketing	58,059	64,436	130,873	119,622
General and administrative	31,959	37,478	68,085	70,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2022	2021	2022	2021
Net loss	$(209,712)	$(383,951)	$(514,034)	$(854,952)
Other comprehensive income (loss)
Net unrealized loss on investments (net of tax)	(3,827)	(116)	(6,541)	(272)
Total other comprehensive income (loss)	(3,827)	(116)	(6,541)	(272)
Comprehensive loss	$(213,539)	$(384,067)	$(520,575)	$(855,224)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended July 31,
(In thousands)	2022	2021
Cash flows from operating activities
Net loss	$(514,034)	$(854,952)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,952	50,625
Amortization of deferred commissions	53,574	77,983
Amortization of investment premiums (accretion of discounts), net	(482)	432
Amortization of debt discount and issuance costs	5,484	57,784
Loss on lease termination	—	52,524
Non-cash operating lease costs	(2,805)	571
Stock-based compensation	413,141	387,197
Deferred income taxes	(1,020)	(294)
Other	97	33
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	553,106	384,798
Prepaid expenses and other assets	17,078	(14,842)
Deferred commissions	(62,754)	(77,073)
Accounts payable	23,629	19,698
Accrued compensation	(138,298)	20,170
Accrued expenses and other liabilities	(17,142)	17,817
Deferred revenue	(252,807)	(107,731)
Net cash provided by operating activities	124,719	14,740
Cash flows from investing activities
Purchases of property and equipment	(6,650)	(4,363)
Capitalized software development costs	(4,990)	(5,148)
Purchases of marketable securities	(923,762)	(289,573)
Maturities of marketable securities	209,424	87,766
Purchases of strategic investments	(6,099)	—
Acquisition, net of cash acquired	—	(80,333)
Other investment activities	1,436	(1,168)
Net cash used in investing activities	(730,641)	(292,819)
Cash flows from financing activities
Proceeds from the exercise of stock options	1,132	1,174
Proceeds from employee stock purchase plan	48,596	48,246
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	982,749
Repurchases of common stock	—	(192,208)
Taxes paid related to net share settlement of equity awards	(124,614)	(101,781)
Net cash (used in) provided by financing activities	(74,886)	738,180
Net (decrease) increase in cash and cash equivalents	(680,808)	460,101
Cash and cash equivalents at beginning of period	1,428,691	1,771,064
Cash and cash equivalents at end of period	$747,883	$2,231,165

Supplemental disclosures
Cash paid for income taxes	$6,751	$4,488
Cash paid for interest	17,659	7,116
Non-cash investing and financing activities
Increase in accrued purchases of property and equipment	2,994	3,247
Equity consideration for acquisition	—	939
Vesting of early exercised options	1	63
Costs related to issuance of convertible senior notes included in accrued expenses and other liabilities	—	1,034
Unsettled repurchases of common stock included in accrued expenses and other liabilities	—	37,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2022	2021	2022	2021
Common stock
Balance, beginning of period	$168	$164	$167	$163
Vesting of restricted and performance stock units	1	1	2	2
Issuance of common stock upon ESPP purchase	1	—	1	—
Balance, end of period	$170	$165	$170	$165
Additional paid-in capital
Balance, beginning of period	$4,155,066	$4,187,267	$5,032,351	$4,063,885
Cumulative-effect adjustment from adoption of Accounting Standards Update (“ASU”) 2020-06	—	—	(1,026,611)	—
Stock-based compensation	199,476	204,780	413,141	387,197
Capitalized software development costs	1,405	679	2,510	1,890
Issuance of common stock upon exercise of options	182	636	1,132	1,174
Fair value of replacement equity awards attributable to pre-acquisition service	—	939	—	939
Vesting of early exercised options	—	31	1	63
Taxes paid related to net share settlement of equity awards	(58,221)	(40,967)	(124,616)	(101,783)
Issuance of common stock upon ESPP purchase	48,595	48,246	48,595	48,246
Equity component of convertible senior notes, net	—	287,671	—	287,671
Balance, end of period	$4,346,503	$4,689,282	$4,346,503	$4,689,282
Treasury stock
Balance, beginning of period	$(1,000,000)	$—	$(1,000,000)	$—
Repurchases of common stock	—	(229,515)	—	(229,515)
Balance, end of period	$(1,000,000)	$(229,515)	$(1,000,000)	$(229,515)
Accumulated other comprehensive loss
Balance, beginning of period	$(3,913)	$(748)	$(1,199)	$(592)
Unrealized loss from investments (net of tax)	(3,827)	(116)	(6,541)	(272)
Balance, end of period	$(7,740)	$(864)	$(7,740)	$(864)
Accumulated deficit
Balance, beginning of period	$(3,813,195)	$(2,940,452)	$(3,808,548)	$(2,469,451)
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	299,675	—
Net loss	(209,712)	(383,951)	(514,034)	(854,952)
Balance, end of period	$(4,022,907)	$(3,324,403)	$(4,022,907)	$(3,324,403)

Total stockholders’ equity	$(683,974)	$1,134,665	$(683,974)	$1,134,665

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

COVID-19

The novel coronavirus (“COVID-19”) has created, and may continue to create, significant uncertainty in the macroeconomic environment. The extent of the impact the COVID-19 pandemic will directly or indirectly have on the global economy, our business, results of our operations, and our financial condition will depend on future developments which are highly uncertain and cannot be accurately predicted. These include the duration, spread, severity and potential recurrence of the virus and its variants, and the global availability of COVID-19 vaccines and vaccination rates. As of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or adjust the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our condensed consolidated financial statements.

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

Foreign Currency

During fiscal 2022, we reassessed the functional currency of our foreign subsidiaries and determined it was the U.S. Dollar for all our subsidiaries. The impact of this change was not material. Foreign currency transaction gains and losses are included in “Other income (expense), net” on our condensed consolidated statements of operations and were not material for the three and six months ended July 31, 2022 and 2021.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	July 31, 2022				January 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$372,277	$—	$—	$372,277	$1,056,296	$—	$—	$1,056,296
U.S. government and agency securities	—	717,636	—	717,636	—	8,024	—	8,024
Corporate bonds	—	99,259	—	99,259	—	131,015	—	131,015
Commercial paper	—	196,546	—	196,546	—	160,230	—	160,230
Reported as:
Assets:
Cash and cash equivalents				$381,214				$1,059,296
Investments, current				995,510				286,337
Investments, non-current				8,994				9,932
Total				$1,385,718				$1,355,565

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table presents our investments in available-for-sale debt securities as of July 31, 2022:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. government and agency securities	$673	$—	$—	$673
Commercial paper	8,267	—	(3)	8,264
Investments, current:
U.S. government and agency securities	722,287	—	(5,324)	716,963
Corporate bonds	90,700	1	(436)	90,265
Commercial paper	189,528	1	(1,247)	188,282
Investments, non-current:
Corporate bonds	8,978	16	—	8,994
Total available-for-sale investments	$1,020,433	$18	$(7,010)	$1,013,441

The following table presents our investments in available-for-sale debt securities as of January 31, 2022:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Commercial paper	$3,000	$—	$—	$3,000
Investments, current:
Corporate bonds	131,253	2	(240)	131,015
Commercial paper	155,469	—	(147)	155,322
Investments, non-current:
U.S. government and agency securities	8,036	—	(12)	8,024
Commercial paper	1,914	—	(6)	1,908
Total available-for-sale investments	$299,672	$2	$(405)	$299,269

The following table presents the fair values and unrealized losses related to our investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of July 31, 2022:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$716,964	$(5,324)	$—	$—	$716,964	$(5,324)
Corporate bonds	71,401	(426)	17,886	(10)	89,287	(436)
Commercial paper	194,399	(1,250)	—	—	194,399	(1,250)
Total	$982,764	$(7,000)	$17,886	$(10)	$1,000,650	$(7,010)

The following table presents the fair values and unrealized losses related to our investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of January 31, 2022:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$8,024	$(12)	$—	$—	$8,024	$(12)
Corporate bonds	130,007	(240)	—	—	130,007	(240)
Commercial paper	145,231	(153)	—	—	145,231	(153)
Total	$283,262	$(405)	$—	$—	$283,262	$(405)

The contractual maturities of our investments as of July 31, 2022 are as follows (in thousands):

Due within one year	$1,004,447
Due within one to two years	8,994
Total	$1,013,441

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

Equity Investments

Our equity investments are included in “Investments, non-current” on our condensed consolidated balance sheets. The following table provides a summary of our equity investments:

(In thousands)	July 31, 2022	January 31, 2022
Equity investments without readily determinable fair values	$37,995	$33,744
Equity investments under the equity method of accounting	3,071	2,755
Total	$41,066	$36,499

(3)    Commitments and Contingencies

Legal Proceedings

A putative class action lawsuit alleging violations of the federal securities laws was filed on December 4, 2020 in the U.S. District Court for the Northern District of California (the “Court”) against us, our former Chief Executive Officer and our Chief Financial Officer. The initial complaint alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for allegedly making materially false and misleading statements regarding our financial guidance and asserted a putative class period of October 21, 2020 to December 2, 2020. On March 16, 2021, the Court appointed Louisiana Sheriffs’ Pension & Relief Fund as lead plaintiff and approved its selection of lead plaintiff counsel in the case. On June 7, 2021, the lead plaintiff filed an amended complaint which expanded the putative class period to run from March 26, 2020 to December 2, 2020 and alleges that defendants made materially false and misleading statements regarding our marketing efforts, hiring practices, and retention of personnel. The lead plaintiff seeks unspecified monetary damages and other relief. On July 27, 2021, defendants filed a motion to dismiss the amended complaint. On March 21, 2022, the Court issued a decision granting in part and denying in part defendants’ motion to dismiss. On July 22, 2022, the lead plaintiff filed a motion seeking to certify a class of investors who purchased Company stock between May 21, 2020 and December 2, 2020. Defendants’ response to the motion for class certification is due October 13, 2022.

Several derivative lawsuits related to the securities class action were filed in February, March, and April 2021 in the U.S. District Court for the Northern District of California and California Superior Court, San Francisco County. The lawsuits name our former Chief Executive Officer, our Chief Financial Officer, and many of our board members as defendants, and the company as a nominal defendant. The lawsuits allege claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against the defendants, and claims for contribution under Sections 10(b) and 21D of the Exchange Act against only our former Chief Executive Officer and Chief Financial Officer. The plaintiffs seek unspecified monetary damages and other relief on behalf of the Company. The court has stayed the actions pursuant to stipulation of the parties until after a ruling on the motion for class certification in the federal securities case. On August 9, 2021, we received a demand letter alleging claims similar to those in the derivative lawsuits and requesting that our board of directors launch an investigation on such matters. On May 23, 2022, the board of directors formed a committee to evaluate the stockholder’s demand and make recommendations to the full board of directors. In April, July and August, 2022, the board of directors received several demands made on behalf of stockholders to inspect the books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law. The demands seek records related to the board and to the allegations at issue in the underlying putative class action.

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

Claims and reimbursements under indemnification arrangements have not been material to our condensed consolidated financial statements; and there is no accrual of such amounts as of July 31, 2022 and January 31, 2022.

(4)    Leases

In April 2021, we entered into an agreement to terminate our lease of certain office space located in San Jose, CA and ceased use of the space as of April 30, 2021. As a result, the related right-of-use asset and leasehold improvements balances were written off and we have no remaining liability. In total, a $55.2 million loss was recognized during the six months ended July 31, 2021, which included certain termination-related fees. The loss is included in “General and administrative” expenses on our condensed consolidated statement of operations.

(5)    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

(In thousands)	July 31, 2022	January 31, 2022
Computer equipment and software	$79,089	$73,411
Furniture and fixtures	26,949	26,840
Leasehold and building improvements (1)	145,353	141,496
Capitalized software development costs (2)	44,194	36,695
Property and equipment, gross	295,585	278,442
Less: accumulated depreciation and amortization	(173,396)	(153,542)
Property and equipment, net	$122,189	$124,900
_________________________
(1)    Includes costs related to assets not yet placed into service of $9.9 million and $6.0 million, as of July 31, 2022 and January 31, 2022, respectively.
(2)    Includes costs related to projects still under development of $7.1 million and $7.4 million, as of July 31, 2022 and January 31, 2022, respectively.

Depreciation and amortization expense related to Property and equipment, net was $10.6 million and $10.0 million for the three months ended July 31, 2022 and 2021, respectively, and $19.9 million and $20.9 million for the six months ended July 31, 2022 and 2021, respectively.

Geographic Information

The following table presents our long-lived assets, which consist of property and equipment, net of depreciation and amortization, and operating lease right-of-use assets by geographic region:

(In thousands)	July 31, 2022	January 31, 2022
United States	$282,775	$301,309
United Kingdom	38,978	41,483
Other International	7,075	11,306
Total long-lived assets	$328,828	$354,098

Other than each of the United States and the United Kingdom, no other individual country represented 10% or more of our total long-lived assets as of July 31, 2022 or January 31, 2022.

(6)    Acquisition, Goodwill and Intangible Assets

There was no material acquisition activity during the six months ended July 31, 2022.

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

Goodwill

There was no impairment of goodwill during the six months ended July 31, 2022 or 2021.

Intangible Assets

Intangible assets subject to amortization as of July 31, 2022 were as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$197,400	$(96,142)	$101,258	41
Customer relationships	90,900	(55,707)	35,193	24
Other acquired intangible assets	4,000	(3,779)	221	2
Total intangible assets subject to amortization	$292,300	$(155,628)	$136,672

Intangible assets subject to amortization as of January 31, 2022 were as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$283,400	$(164,529)	$118,871	46
Customer relationships	92,710	(47,701)	45,009	29
Other acquired intangible assets	7,394	(6,505)	889	8
Total intangible assets subject to amortization	$383,504	$(218,735)	$164,769

Amortization expense from acquired intangible assets was $14.0 million and $14.9 million for the three months ended July 31, 2022 and 2021, respectively, and $28.1 million and $29.7 million for the six months ended July 31, 2022 and 2021, respectively.

The expected future amortization expense for acquired intangible assets as of July 31, 2022 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Remaining fiscal 2023	$27,351
Fiscal 2024	48,892
Fiscal 2025	33,010
Fiscal 2026	17,058
Fiscal 2027	10,361
Total amortization expense	$136,672

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

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture; provided, in the case of the 2026 Notes, the holder is to determine the settlement method related to any 2026 Notes converted in connection with the exercise of our redemption option as mentioned above. Subject to the provisions described in the immediately preceding sentence, upon any conversion of the 2023 Notes, 2025 Notes, 2026 Notes, and 2027 Notes (together the “Notes”), it is our current intent to settle the first $1,000 of conversion value of each $1,000 principal amount of such Notes in cash and the remaining conversion value, if any, in shares of common stock. If we undergo a fundamental change (as defined in the applicable indenture governing the relevant series of Notes), holders may require us to repurchase for cash all or any portion of their Notes of the relevant series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the relevant maturity date of a series of Notes or if we deliver a notice of redemption in respect of a series of Notes, we will, in certain circumstances, increase the conversion rate of the relevant series of Notes for a holder of such series who elects to convert its Notes of the applicable series in connection with such corporate event or notice of redemption, as the case may be. During the three months ended July 31, 2022, the conditions allowing holders of the Notes (other than the 2026 Notes) to convert or redeem were not met. The Notes are not required to be settled in cash within the next twelve months and as such are classified as long-term debt on our condensed consolidated balance sheet as of July 31, 2022.

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

Accounting for the Notes

As described in Note 1 “Description of Business and Summary of Significant Accounting Policies,” we adopted new debt guidance effective February 1, 2022, using the modified retrospective transition method, under which financial results reported in prior periods were not adjusted. Upon adoption, the Notes are accounted for entirely as a liability and measured at their amortized cost. Transaction costs related to the issuance of the Notes are netted with the liability and are amortized using the effective interest rate method to interest expense over the term of the Notes.

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

The net carrying amounts of the liability component for each series of Notes as of July 31, 2022 were as follows:

(In thousands)	2023 Notes (1)	2025 Notes	2026 Notes	2027 Notes
Liability component:
Principal amount	$776,661	$862,500	$1,000,000	$1,265,000
Unamortized issuance costs	(1,850)	(4,129)	(14,333)	(13,699)
Net carrying amount	$774,811	$858,371	$985,667	$1,251,301
_________________________
(1)    Reflects the impact of the 2023 Notes Partial Repurchase, as discussed above.

The following table sets forth the interest expense related to each series of Notes:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2022	2021	2022	2021
2023 Notes:
Coupon interest expense	$971	$971	$1,942	$1,942
Amortization of debt discount (conversion option) (1)	—	8,379	—	16,335
Amortization of debt issuance costs	638	327	966	637
Total interest expense related to the 2023 Notes	$1,609	$9,677	$2,908	$18,914

2025 Notes:
Coupon interest expense	$2,426	$2,426	$4,852	$4,852
Amortization of debt discount (conversion option) (1)	—	8,127	—	15,784
Amortization of debt issuance costs	642	224	866	435
Total interest expense related to the 2025 Notes	$3,068	$10,777	$5,718	$21,071

2026 Notes:
Coupon interest expense	$1,875	$458	$3,750	$458
Amortization of debt discount (conversion option) (1)	—	2,960	—	2,960
Amortization of debt issuance costs	1,417	133	1,944	133
Total interest expense related to the 2026 Notes	$3,292	$3,551	$5,694	$3,551

2027 Notes:
Coupon interest expense	$3,558	$3,558	$7,116	$7,116
Amortization of debt discount (conversion option) (1)	—	10,643	—	20,659
Amortization of debt issuance costs	1,274	433	1,708	841
Total interest expense related to the 2027 Notes	$4,832	$14,634	$8,824	$28,616
_________________________
(1)    As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

As of July 31, 2022, the total estimated fair values of the 2023 Notes, the 2025 Notes, and the 2027 Notes were approximately $0.78 billion, $0.86 billion, and $1.09 billion, respectively. The fair value for each series of the Notes was determined based on the closing trading price per $100 of the applicable series of Notes as of the last day of trading for the period. We consider the fair value of the 2023 Notes, the 2025 Notes, and the 2027 Notes to be a Level 2 measurement. As of July 31, 2022, the estimated fair value of the 2026 Notes was $0.71 billion, which represents the present value of future principal and interest payments. We consider the fair value of the 2026 Notes to be a Level 3 measurement.

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

The following table sets forth other key terms and premiums paid for the Capped Calls related to the 2023 Notes, the 2025 Notes, and the 2027 Notes:

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

(8)    Stock Compensation Plans and Stockholders’ Equity

Equity Incentive Plans

In November 2003, our board of directors and stockholders adopted the 2003 Equity Incentive Plan (the “2003 Plan”). The 2003 Plan authorized the granting of common stock options and restricted stock awards to employees, directors and consultants. In March 2012, our board of directors and stockholders approved the 2012 Equity Incentive Plan (as amended, the “2012 Plan”), which became effective on April 18, 2012, replaced the 2003 Plan, and expired in March 2022 pursuant to its terms. In January 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”) in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market, which became effective on April 1, 2022. The Inducement Plan was only used for grants to new employees and not for existing employees, executives, directors or consultants. On April 11, 2022, we granted stand-alone inducement equity awards to our Chief Executive Officer in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market. Our board of directors and stockholders have approved a new equity incentive plan, the 2022 Equity Incentive Plan (the “2022 Plan”), to replace the 2012 Plan. Upon stockholder approval and effectiveness of the 2022 Plan, we ceased grants under the Inducement Plan. The following table summarizes the stock option, restricted stock unit (“RSU”) and performance unit (“PSU”) activity under the foregoing arrangements during the six months ended July 31, 2022:

	Options Outstanding				RSUs and PSUs Outstanding
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
			(in years)	(in thousands)
Balances as of January 31, 2022	213,023	$12.35	5.82	$23,767	11,686,780
Options exercised	(82,692)	13.28
Options forfeited and expired	(4,347)	13.17
RSUs and PSUs granted					6,724,877
RSUs and PSUs vested					(3,051,873)
RSUs and PSUs forfeited and canceled					(1,998,306)
Balances as of July 31, 2022	125,984	$11.71	5.55	$11,617	13,361,478
Vested and expected to vest	125,130	$11.71	5.55	$11,539	12,771,418
Exercisable as of July 31, 2022	103,397	$11.58	5.41	$9,549
 _________________________
(1)    The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of July 31, 2022.

During the six months ended July 31, 2022 and 2021, upon each settlement date of our outstanding RSUs and PSUs to then current employees, shares were withheld to cover the required withholding tax, which was based on the value of a share on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity on our condensed consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs and PSUs issued under the 2012 Plan were not considered issued and outstanding. These shares were returned to the reserves and were available for future issuance under the 2012 Plan. Shares withheld by us as a result of the net settlement of RSUs and PSUs issued under the 2022 Plan will not become available for future grant or sale under the 2022 Plan. We may also require employees to sell a portion of the shares that they received upon the vesting of RSUs or PSUs in order to cover any required withholding taxes.

During the six months ended July 31, 2022, we granted 523,264 PSUs to certain executives under our 2012 Plan prior to its expiration in March 2022, which includes both PSUs awarded but not yet earned, as well as PSUs earned and eligible to vest. We also granted 144,052 PSUs to our Chief Executive Officer pursuant to stand-alone inducement award agreements in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market. The number of PSUs granted that were earned and eligible to vest were determined after a one-year performance period, based on achievement of certain company financial performance measures and the recipient’s continued service with us. The number of shares employees were eligible to receive based on financial performance measures under PSU grants prior to fiscal 2023 ranged from

0% to 200% of the target amount. Additionally, from fiscal 2019 to fiscal 2022, our PSUs granted contained an additional market performance measure that could increase the number of shares earned by up to an additional 50% of the shares received based on the financial performance measure. Compensation expense for PSUs with financial performance measures is measured using the fair value at the date of grant and recorded over the vesting period of three or four years under the graded-vesting attribution method, and were adjusted over the one-year performance period based on interim estimates of performance against the pre-set objectives.

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

The following table presents unrecognized compensation cost related to stock options, RSUs, PSUs and restricted stock awards (“RSA”) as of July 31, 2022:

	Unrecognized Compensation Cost (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Stock options	$2,079	1.5
RSUs	1,475,273	2.3
PSUs	68,772	1.3
RSAs	12,647	1.1
Total unrecognized compensation cost	$1,558,771

The following table summarizes our RSA activity during the six months ended July 31, 2022:

Shares
Outstanding as of January 31, 2022	246,106
RSAs vested	(131,643)
RSAs forfeited and canceled	(2,803)
Outstanding as of July 31, 2022	111,660

The weighted-average grant date fair value of RSUs granted was $123.80 per share during the six months ended July 31, 2022. The weighted-average grant date fair value of PSUs granted was $184.17 per share during the six months ended July 31, 2022.

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

(9)    Revenues, Accounts Receivable, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2022	2021	2022	2021
Revenues
Cloud services	$346,405	$217,422	$669,334	$411,380
License	281,716	219,600	467,527	362,881
Maintenance and services	170,632	168,721	335,973	333,533
Total revenues	$798,753	$605,743	$1,472,834	$1,107,794

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2022	2021	2022	2021
United States	$547,829	$416,581	$1,000,744	$763,282
International	250,924	189,162	472,090	344,512
Total revenues	$798,753	$605,743	$1,472,834	$1,107,794

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented.

The following table presents revenues by channel partners representing 10% or more of total revenues:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Channel Partner A	25%	26%	26%	27%
Channel Partner B	15%	14%	14%	14%

The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three or six months ended July 31, 2022 or 2021.

Accounts Receivable

The following table presents total current and non-current accounts receivable by channel partners representing 10% or more of total current and non-current accounts receivable:

	July 31, 2022	January 31, 2022
Channel Partner A	28%	30%

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2022 and 2021 were $826.9 million and $610.7 million during the six months ended July 31, 2022 and 2021, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $2.4 billion as of July 31, 2022, of which we expect to recognize approximately 65% as revenue over the next 12 months and the remainder thereafter.

(10)    Income Taxes

We are subject to income taxes in the U.S. and in foreign jurisdictions. We base our interim tax accruals on an estimated annual effective tax rate applied to year-to-date income, and we record discrete tax items in the period to which they relate. In each quarter, we update our estimated annual effective tax rate and make a year-to-date adjustment to our tax provision as necessary. Our fiscal 2023 annual effective rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on our U.S. losses. For the three months ended July 31, 2022 and 2021, we recorded income tax expense of $7.9 million and $2.2 million, respectively. For the six months ended July 31, 2022 and 2021, we recorded income tax expense of $11.3 million and $3.4 million, respectively.

During the three months ended July 31, 2022, there were no material changes to our unrecognized tax benefits, and we do not expect material changes in our unrecognized tax benefits within the next twelve months. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(209,712)	$(383,951)	$(514,034)	$(854,952)
Denominator:
Weighted-average common shares outstanding	161,912	164,374	161,220	164,005
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(125)	(356)	(150)	(390)
Weighted-average shares used to compute net loss per share, basic and diluted	161,787	164,018	161,070	163,615

Net loss per share, basic and diluted	$(1.30)	$(2.34)	$(3.19)	$(5.23)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of July 31,
(In thousands)	2022	2021
Shares subject to outstanding common stock options	126	340
Shares subject to outstanding RSUs, PSUs and RSAs	13,473	14,054
Employee stock purchase plan	2,183	1,601
Shares underlying the conversion option of the Notes	22,258	—
Total	38,040	15,995

In connection with the issuance of the 2023 Notes, 2025 Notes, and 2027 Notes, we entered into the Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. As disclosed in Note 1 “Description of the Business and Significant Accounting Policies,” we adopted ASU 2020-06 on February 1, 2022. Under ASU 2020-06 diluted earnings per share for each reporting period is determined by assuming that all of the Notes were converted into shares of our common stock at the beginning of the period regardless of whether we intend to settle the principal of the Notes in cash. Prior to our adoption of ASU 2020-06, only the conversion spread was considered potentially dilutive in reporting periods when the average market price of our common stock exceeded the initial conversion price of the respective convertible senior note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included in Part II, Item 1A or in other parts of this report and our other filings with the Securities and Exchange Commission. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “predict,” “intend,” “may,” “might,” “plan,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•our future financial and operating results; including trends in and expectations regarding revenues, annual recurring revenue, deferred revenue, remaining performance obligations, operating margins, gross margins, operating income and the proportion of transactions that will be recognized ratably;
•the effects of the macroeconomic environment and the COVID-19 pandemic on our business and operations and those of our customers;
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
•leadership changes and workforce attrition;
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

Impact of COVID-19 and Current Economic Conditions on our Business

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

We currently allow most of our employees to continue to work remotely if they prefer and as additional COVID-19 variants emerge, we will continue to evaluate our workforce strategies and operations, taking into consideration factors such as treatments, vaccine progress, and public health recommendations. We also continue to evaluate our real estate needs and have in the past made the decision to exit certain office space leases. As we continue to assess our return-to-office needs, we may decide to exit additional office space leases which could result in further losses associated with our real estate lease assets.

Furthermore, in light of the current macroeconomic environment and broader business trends, we are being disciplined with our cost structure and expenditures. Toward the end of the second quarter of fiscal 2023, we began to see changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions or migrations to cloud services, longer sales cycles and shorter duration contracts than we expected. We will continue to closely monitor the macroeconomic environment and its effects on our business and on global economic activity, including customer spending on information technology.

See Part II, Item 1A. “Risk Factors” in this Form 10-Q for further discussion of the impact and possible future impacts of the COVID-19 pandemic and the macroeconomic environment on our business.

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

The following presents our Cloud ARR and Total ARR (in millions):

Number of Customers with ARR Greater than $1 Million

We monitor the number of customers with Cloud ARR greater than $1 million and Total ARR greater than $1 million at the end of a reporting period. An increase in this metric is an indicator of our ability to attract and scale with large enterprise customers who may have a broader array of use cases that align with the Splunk platform. The following presents the number of our customers with Cloud ARR greater than $1 million and Total ARR greater than $1 million:

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

Free Cash Flow

Splunk considers free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated or used by the business. Free cash flow represents operating cash flow less purchases of property and equipment and capitalized software development costs. The following presents our free cash flow (in millions):

Below is a calculation of free cash flow:

	Six Months Ended July 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$124,719	$14,740
Less purchases of property and equipment	(6,650)	(4,363)
Less capitalized software development costs	(4,990)	(5,148)
Free cash flow	$113,079	$5,229

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

Below is a calculation of total RPO Bookings:

	Six Months Ended July 31,
(In thousands)	2022	2021
Total revenues	$1,472,834	$1,107,794
Change in RPO	(187,395)	(59,360)
Total RPO Bookings	$1,285,439	$1,048,434

Financial Summary
(Dollars in millions)

Three Months Ended July 31, 2022 and 2021

Our customer base spans numerous industry verticals, including cloud and online services, education, financial services, government, healthcare/pharmaceuticals, industrials/manufacturing, media/entertainment, retail/ecommerce, technology and telecommunications, among others. As of July 31, 2022, our offerings have been deployed by over 90 of the Fortune 100 companies.

Our quarterly results reflect seasonality in the sale of our offerings. Historically, a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted sales activity in that period, which can result in lower sequential revenue in the first fiscal quarter. We expect some of this seasonality to continue in fiscal 2023 and beyond as license sales activity continues, however we expect the impact of this seasonality to decrease over time as a higher percentage of our revenues come from cloud services. As we continue to expect seasonally higher bookings in the fiscal fourth quarter, with more of our revenue being recognized ratably there will also be a seasonal impact on our remaining performance obligations and deferred revenue. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short term. Although the aforementioned seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance. The timing of revenues in relation to our expense activity, which generally does not correlate directly with revenues, has an impact on cost of revenues, research and development expense, sales and marketing expense and general and administrative expense as a percentage of revenues in each fiscal quarter during the year. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period.

Components of Operating Results

Revenues

Cloud services revenues. Cloud services allow customers to use hosted software over the contract period without taking possession of the software. We recognize the revenues associated with our cloud services ratably, over the associated subscription term.

License revenues. License revenues primarily consist of revenues from term licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. License revenues reflect the revenues recognized from sales of licenses to new customers and additional licenses to existing customers, including sales from the renewal of term licenses. Seasonal trends that contribute to increased sales activity in the fourth fiscal quarter often result in lower sequential revenues in the first fiscal quarter, and we expect this trend to continue.

Maintenance and services revenues. Maintenance and services revenues consist of revenues from maintenance agreements and professional services and training.

•Maintenance revenues. When a term license is purchased, maintenance is bundled with the license for the term of the license period. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. Maintenance revenues as a percentage of total revenues were 15% and 20% for the three months ended July 31, 2022 and 2021, respectively. Maintenance revenues as a percentage of total revenues were 16% and 21% for the six months ended July 31, 2022 and 2021, respectively.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest expense related to the Notes, foreign exchange gains and losses, interest income on our investments and cash and cash equivalents balances and changes in the fair value of forward exchange contracts.

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

Condensed Consolidated Statements of Operations Data

(In thousands and as % of revenues)	Three Months Ended July 31,				Six Months Ended July 31,
	2022		2021		2022		2021
Revenues
Cloud services	$346,405	43.4%	$217,422	35.9%	$669,334	45.4%	$411,380	37.1%
License	281,716	35.3	219,600	36.3	467,527	31.7	362,881	32.8
Maintenance and services	170,632	21.4	168,721	27.9	335,973	22.8	333,533	30.1
Total revenues	798,753	100.0	605,743	100.0	1,472,834	100.0	1,107,794	100.0
Cost of revenues
Cloud services (1)	122,860	35.5	98,016	45.1	242,381	36.2	186,101	45.2
License (1)	1,337	0.5	2,459	1.1	2,800	0.6	6,749	1.9
Maintenance and services (1)	82,594	48.4	82,932	49.2	163,766	48.7	162,463	48.7
Total cost of revenues	206,791	25.9	183,407	30.3	408,947	27.8	355,313	32.1
Gross profit	591,962	74.1	422,336	69.7	1,063,887	72.2	752,481	67.9
Operating expenses
Research and development	257,057	32.2	259,709	42.9	512,748	34.8	506,907	45.8
Sales and marketing	410,622	51.4	382,129	63.1	805,835	54.7	738,237	66.6
General and administrative	114,381	14.3	124,928	20.6	227,089	15.4	287,114	25.9
Total operating expenses	782,060	97.9	766,766	126.6	1,545,672	104.9	1,532,258	138.3
Operating loss	(190,098)	(23.8)	(344,430)	(56.9)	(481,785)	(32.7)	(779,777)	(70.4)
Interest and other income (expense), net
Interest income	4,847	0.6	507	0.1	6,219	0.4	886	0.1
Interest expense	(12,905)	(1.6)	(39,013)	(6.4)	(23,568)	(1.6)	(72,603)	(6.6)
Other income (expense), net	(3,613)	(0.5)	1,146	0.2	(3,603)	(0.2)	(77)	—
Total interest and other income (expense), net	(11,671)	(1.5)	(37,360)	(6.2)	(20,952)	(1.4)	(71,794)	(6.5)
Loss before income taxes	(201,769)	(25.3)	(381,790)	(63.0)	(502,737)	(34.1)	(851,571)	(76.9)
Income tax provision	7,943	1.0	2,161	0.4	11,297	0.8	3,381	0.3
Net loss	$(209,712)	(26.3)%	$(383,951)	(63.4)%	$(514,034)	(34.9)%	$(854,952)	(77.2)%
_________________________
(1)    Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended July 31, 2022 and 2021

Revenues
(Dollars in millions)

Three Months Ended July 31, 2022 and 2021
Total revenues increased $193.0 million, or 31.9%, primarily due to the following:

+    increase of $129.0 million, or 59.3%, in cloud services revenues
+    increase of $62.1 million, or 28.3%, in license revenues

Our transition to a cloud services delivery model has impacted, and it will continue to impact the timing of our recognition of revenue as an increasing percentage of our sales becomes recognized ratably. The increase in cloud services revenues reflects the continued customer adoption of our cloud services offerings. Our customers are increasingly purchasing our Splunk Cloud Platform service as it delivers the benefits of Splunk Enterprise, while eliminating the need to purchase, deploy and manage infrastructure. The increase in license revenues is a result of increased license bookings in the three months ended July 31, 2022, as compared to the three months ended July 31, 2021.

Cost of Revenues and Gross Margin
(Dollars in millions)

Three Months Ended July 31, 2022 and 2021
Total cost of revenues increased $23.4 million, or 12.7%, primarily due to the increase in cloud services cost of revenues, as a result of our ongoing transition to a cloud services delivery model.

Cloud services cost of revenues increased $24.8 million, or 25.3%, primarily due to the following:

+    increase of $14.6 million in third-party hosting fees to support our cloud services
+    increase of $4.3 million in third-party consulting services
+    increase of $3.1 million in salaries and benefits, including stock-based compensation expense as we increased headcount

Total gross margin increased primarily due to the further optimization of our cloud infrastructure that supports the delivery of cloud services.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Three Months Ended July 31, 2022 and 2021
Research and development expense decreased $2.7 million, or (1.0)%, primarily due to the following:

-    decrease of $4.7 million in third-party hosting fees to support our product development efforts
+    increase of $1.3 million in travel-related expenses

Sales and Marketing Expense

Three Months Ended July 31, 2022 and 2021
Sales and marketing expense increased $28.5 million, or 7.5%, primarily due to the following:

+    increase of $8.7 million in travel-related expenses
+    increase of $7.6 million in employment-related expenses
+    increase of $4.3 million in third-party consulting services
+    increase of $3.2 million in salaries and benefits, which is net of a $6.4 million decrease in stock-based compensation expense
+    increase of $3.2 million in third-party hosting fees

General and Administrative Expense

Three Months Ended July 31, 2022 and 2021
General and administrative expense decreased $10.5 million, or (8.4)%, primarily due to the following:

-    decrease of $5.3 million in overhead and other expenses
-    decrease of $3.4 million in third-party consulting services

Interest and Other Income (Expense), net

	Three Months Ended July 31,
(In thousands)	2022	2021
Interest and other income (expense), net
Interest income	$4,847	$507
Interest expense	(12,905)	(39,013)
Other income (expense), net	(3,613)	1,146
Total interest and other income (expense), net	$(11,671)	$(37,360)

Three Months Ended July 31, 2022 and 2021
Interest and other income (expense), net reflects a net decrease in interest expense of $25.7 million, primarily due to a decrease in non-cash interest expense of $30.1 million as a result of our adoption of ASU 2020-06 on February 1, 2022. Under ASU 2020-06, we are no longer required to record conversion option-related debt discounts on the Notes, which were previously amortized as non-cash interest expense over the maturity of each of the Notes.

Income Tax Provision

	Three Months Ended July 31,
(In thousands)	2022	2021
Income tax provision	$7,943	$2,161

Three Months Ended July 31, 2022 and 2021
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

Comparison of the Six Months Ended July 31, 2022 and 2021

Revenues
(Dollars in millions)

Six Months Ended July 31, 2022 and 2021
Total revenues increased $365.0 million, or 33.0%, primarily due to the following:

+    increase of $258.0 million, or 62.7%, in cloud services revenues
+    increase of $104.6 million, or 28.8%, in license revenues

Our transition to a cloud services delivery model has impacted, and it will continue to impact, the timing of our recognition of revenue as an increasing percentage of our sales becomes recognized ratably. The increase in cloud services revenues reflects the continued customer adoption of our cloud solutions. Our customers are increasingly purchasing our Splunk Cloud Platform service as it delivers the benefits of Splunk Enterprise, while eliminating the need to purchase, deploy and manage infrastructure. The increase in license revenues is a result of increased license bookings during the six months ended July 31, 2022, as compared to the six months ended July 31, 2021.

Cost of Revenues and Gross Margin
(Dollars in millions)

Six Months Ended July 31, 2022 and 2021
Total cost of revenues increased $53.6 million, or 15.1%, primarily due to the increase in cloud services cost of revenues, as a result of our ongoing transition to a cloud services delivery model.

Cloud services cost of revenues increased $56.3 million, or 30.2%, primarily due to the following:

+    increase of $36.9 million related to third-party hosting fees to support our cloud services
+    increase of $8.2 million in third-party consulting services
+    increase of $6.6 million in salaries and benefits expense, including stock-based compensation expense as we increased headcount
+    increase of $4.6 million in depreciation and amortization expense

Total gross margin increased primarily due to the further optimization of our cloud infrastructure that supports the delivery of cloud services.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Six Months Ended July 31, 2022 and 2021
Research and development expense increased $5.8 million, or 1.2%, primarily due to the following:

+    increase of $11.9 million in salaries and benefits, which includes a $13.3 million increase in stock-based compensation expense as we increased headcount
+    increase of $2.3 million in travel-related expenses
-    decrease of $9.1 million in third-party hosting fees to support our product development efforts

Sales and Marketing Expense

Six Months Ended July 31, 2022 and 2021
Sales and marketing expense increased $67.6 million, or 9.2%, primarily due to the following:

+    increase of $35.7 million in salaries and benefits, which includes a $11.3 million increase in stock-based compensation expense as we increased headcount
+    increase of $15.1 million in travel-related expenses
+    increase of $7.3 million in employment-related expenses
+    increase of $6.4 million in third-party consulting services

General and Administrative Expense

Six Months Ended July 31, 2022 and 2021
General and administrative expense decreased $60.0 million, or (20.9)%, primarily due to the following:

-    decrease of $53.6 million in facility exit costs primarily due to the recognition of a loss on the termination of a lease in San Jose, CA during the six months ended July 31, 2021
-    decrease of $6.0 million in third-party consulting services

Interest and Other Income (Expense), net

	Six Months Ended July 31,
(In thousands)	2022	2021
Interest and other income (expense), net
Interest income	$6,219	$886
Interest expense	(23,568)	(72,603)
Other income (expense), net	(3,603)	(77)
Total interest and other income (expense), net	$(20,952)	$(71,794)

Six Months Ended July 31, 2022 and 2021
Interest and other income (expense), net reflects a net decrease in interest expense of $50.8 million primarily due to a decrease in non-cash interest expense of $55.7 million as a result of our adoption of ASU 2020-06 on February 1, 2022. Under ASU 2020-06, we are no longer required to record conversion option-related debt discounts on the Notes, which were previously amortized as non-cash interest expense over the maturity of each of the Notes.

Income Tax Provision

	Six Months Ended July 31,
(In thousands)	2022	2021
Income tax provision	$11,297	$3,381

Six Months Ended July 31, 2022 and 2021
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

Liquidity and Capital Resources

(In thousands)	July 31, 2022	January 31, 2022
Cash and cash equivalents	$747,883	$1,428,691
Investments, current	995,510	286,337
Investments, non-current	50,060	46,431

(In millions)

Our principal sources of liquidity are our cash and cash equivalents, investments and net accounts receivable. From time to time, we have also issued convertible debt to supplement our working capital. As of July 31, 2022, we had $1.8 billion of cash, cash equivalents and investments of which $413.1 million was held by foreign subsidiaries. We believe that these funds will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

In July 2021, we issued $1.0 billion aggregate principal amount of the 2026 Notes with Silver Lake Alpine, L.P., Silver Lake Alpine (Offshore Master), L.P. and Silver Lake Partners VI, L.P. as the purchasers. The 2026 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2026 Notes was $981.7 million, net of issuance costs. In June 2020, we issued $1.27 billion aggregate principal amount of the 2027 Notes, including the exercise in full by the initial purchasers of the 2027 Notes of their option to purchase an additional $165.0 million principal amount of 2027 Notes. The 2027 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2027 Notes was $1.25 billion, net of initial purchaser discounts and other issuance costs. In connection with the issuance of the 2027 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2027 Capped Calls”). We used approximately $137.4 million of the net proceeds from the offering of the 2027 Notes to pay the cost of the 2027 Capped Calls and $691.6 million to repurchase, for cash, approximately $488.3 million aggregate principal amount of our outstanding 2023 Notes. In September 2018, we issued $1.27 billion aggregate principal amount of the 2023 Notes and $862.5 million aggregate principal amount of the 2025 Notes. In connection with the issuance of the 2023 Notes and the 2025 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2023 and 2025 Capped Calls”). The premiums paid for the purchase of the 2023 and 2025 Capped Calls were $274.3 million. Refer to Note 7

“Convertible Senior Notes” of our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q.

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

Six Months Ended July 31, 2022 and 2021
Net cash provided by operating activities was $124.7 million for the six months ended July 31, 2022 compared to net cash provided by operating activities of $14.7 million in the prior year. The increase in net cash provided by operating activities was primarily due to higher cash collections from customers relative to payments to vendors and employees.

Investing Activities

Six Months Ended July 31, 2022 and 2021
Net cash used in investing activities of $730.6 million during the six months ended July 31, 2022 primarily consisted of marketable securities purchases of $714.3 million, net of maturities, purchases of property and equipment of $6.7 million, purchases of strategic investments of $6.1 million, and cash used for the development of internal-use software of $5.0 million.

Net cash used in investing activities of $292.8 million during the six months ended July 31, 2021 primarily consisted of marketable securities purchases of $201.8 million, net of maturities, cash used to acquire TruSTAR, Inc. of $80.3 million, cash used for the development of internal-use software of $5.1 million, and purchases of property and equipment of $4.4 million.

Financing Activities

Six Months Ended July 31, 2022 and 2021
Net cash used in financing activities of $74.9 million during the six months ended July 31, 2022 primarily consisted of taxes paid related to the net share settlement of equity awards of $124.6 million, offset by proceeds from employee stock purchase plan of $48.6 million.

Net cash provided by financing activities of $738.2 million during the six months ended July 31, 2021 primarily consisted of proceeds from the issuance of the 2026 Notes of $982.7 million, proceeds from employee stock purchase plan of $48.2 million, offset by repurchases of common stock of $192.2 million and taxes paid related to the net share settlement of equity awards of $101.8 million.

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

Off-Balance Sheet Arrangements

During the six months ended July 31, 2022 and 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Claims and reimbursements under indemnification arrangements have not been material to our condensed consolidated financial statements; therefore, there is no accrual of such amounts as of July 31, 2022. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our revenues, operating margins, cash flows and other operating results have varied, and could in the future vary, significantly from period to period as a result of various factors, many of which are outside of our control. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance. For example, we generally recognize license revenues upfront and recognize revenues associated with our cloud services offerings ratably over the term of the agreement. At the beginning of each period, we cannot predict the ratio of orders with revenues that will be recognized upfront and those with revenues that will be recognized ratably that we will enter into during the quarter, due to the fact that our customers have the ability to choose between a term license and cloud subscription agreement. Our customers may choose shorter duration term licenses ahead of migrating to cloud subscriptions and may choose shorter duration cloud subscriptions when transitioning from on-premises to cloud services. Furthermore, toward the end of the second quarter of fiscal 2023, we began to see changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions or migrations to cloud services, longer sales cycles and shorter duration contracts than we expected. In addition, the size of our licenses and orders varies greatly and can result in fluctuations in our revenues and operating results. A portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including agreements for our cloud services offerings and maintenance and support agreements. Consequently, a decline in business from such ratably recognized agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods.

We may not be able to accurately predict our future revenues or results of operations. For example, although our shift to a cloud services delivery model generates recurring revenue and cash flows that are expected to be more predictable over time, we may not be able to accurately forecast our revenue, cash flows and other financial results in the near term due to a number of variables, including the timing of our collection of cash, increased annual invoicing, revenue mix, our customers’ rate of adoption of our cloud services model as compared to term licenses, contract durations, the extent and impact of the overall economic environment on our business and the timing of revenue recognition. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are expected to be relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter.

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

•general economic and political conditions and uncertainty, both domestically and internationally, as well as economic and political conditions and uncertainty specifically affecting industries in which our customers participate, including the current uncertain macroeconomic environment, impacts of the COVID-19 pandemic and geopolitical tensions, including the war in Ukraine, which can adversely affect our customers’ ability or willingness to renew, upgrade, or expand their agreements, or delay prospective customers’ purchasing decisions, or reduce the value or duration of new contracts;

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

Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and expect to continue to experience growth in our headcount and operations, including from acquisitions, which has placed and will continue to place significant demands on our management and our operational and financial systems and infrastructure. As of July 31, 2022, approximately 29.5% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture and values, the challenges of which may be exacerbated due to remote working conditions. In particular, we intend to continue to make direct and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $4.02 billion at July 31, 2022. Because our products and offerings, as well as the market for these products and offerings, continue to evolve, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance, particularly as our business model transitions. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, changes in our mix of revenues, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

We depend on the continued contributions of our leadership, senior management and other key personnel, the loss of whom could adversely affect our business. In March 2022, we announced the appointment of Gary Steele as our President and Chief Executive Officer, effective April 11, 2022. We also announced the departure of Teresa Carlson, President and Chief Growth Officer and Shawn Bice, President, Products and Technology of the Company, whose employment with the Company terminated on March 31, 2022 and June 16, 2022, respectively. These changes in our executive management team, and any future changes, resulting from the hiring or departure of executive officers, could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. If we are not successful in managing the continuing transition of Mr. Steele into his new role, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business. Further, these changes also increase our dependency on other members of our executive management team who remain with us. If we lose the services of any member of the executive management team or any key personnel, we may not be able to locate a suitable or qualified replacement, and we may incur additional expenses to recruit and train a replacement, which could severely disrupt our business and growth and could be particularly disruptive in light of the recent leadership transition. There is intense competition for executive management and it may take an extended period of time to find a candidate that meets our requirements if any of our executives depart unexpectedly. We do not maintain a key-person life insurance policy on any of our officers or other employees.

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

We continue to be substantially dependent on our sales force to effectively execute our sales strategies to obtain new customers and to drive additional use cases and adoption among our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require, and further, continuing or recurring restrictions placed on recruiting, training and retention by the ongoing COVID-19 pandemic may further exacerbate our efforts to expand our sales force. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. Attrition rates have increased and may continue to increase. In addition, as we continue to grow rapidly, a large percentage of our sales force is new to the company and our offerings. As our sales strategies evolve and offerings expand, additional training for new hires and our existing team may be required for our sales force to successfully execute on those strategies. We periodically adjust our sales organization and our compensation programs as part of our efforts to optimize our sales operations to grow revenue, drive incremental growth and support our business model transition. If we have not structured our sales organization or compensation for our sales personnel in a way that properly supports our company’s objectives, or if we fail to make changes in a timely fashion or do not effectively manage changes, our revenue growth could be adversely affected. Our growth creates additional challenges and risks with respect to attracting, integrating and retaining qualified employees, particularly sales personnel. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected. Our sales and marketing expenses represent a significant percentage of our total expenses, and our business, results of operations, and financial condition may suffer if our sales and marketing expenditures do not contribute to increasing revenue as we anticipate.

In addition, we rely upon equity compensation to help attract, motivate and retain our employees, executive officers and directors, and to align the interests of our employees, executive officers and directors with our stockholders, and any failure to design and implement a compensation program that achieves these objectives. including due to limitations in our equity compensation program, may harm our business, results of operations, financial condition or cash flows.

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. In addition, many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock, restricted stock units or stock options. Employees may be more likely to leave us if the exercise prices of the options that they hold are significantly above the market price of our common stock or their restricted stock units have declined in value relative to the value at the time they were granted, or conversely, if the shares they own or the shares underlying their vested restricted stock units or options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, results of operations, financial condition and cash flows would be adversely affected.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our offerings, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we have engaged in, and may need to engage in the future, in equity, equity-linked or debt financings to secure additional funds. A significant disruption of global financial markets could further reduce our ability to access capital, which could negatively affect our ability to secure these additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For example, if we elect to settle our conversion obligation under the Notes in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, or otherwise reduce operational flexibility. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

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

In September 2021, the Biden Administration announced its Path Out of the Pandemic: COVID-19 Action Plan. As part of that plan, the President signed an Executive Order, and related guidance was published that, together, require certain COVID-19 precautions for federal contractors and their subcontractors, including mandatory COVID-19 vaccines for employees (subject to medical and religious exemptions). In October 2021, we announced to our U.S. employees that we would require all of our U.S. employees (subject to the exemptions described above) to be vaccinated by the Biden Administration’s deadline. The Biden Administration’s vaccination requirement is currently stayed across the country as the mandate is subject to review by U.S. Courts of Appeals and our mandatory vaccine policy is similarly currently paused. We continue to evaluate the potential impact of this Executive Order on our business. If the federal vaccine mandate moves forward, we may experience constraints on our workforce and the workforce of our supply chain, which could require us to adapt our operations, and could have an adverse effect on our business.

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

Prolonged economic uncertainties or downturns could adversely affect our business operations or financial results. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, increased inflation and responsive actions, including rising interest rates, labor shortages, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster, outbreaks of pandemic diseases such as COVID-19, political unrest and social strife, including acts of terrorism, armed conflicts, such as the war in Ukraine, and other global conflicts or other impacts from the macroeconomic environment, have caused and could continue to cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

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

We have a significant number of customers in the business services, energy, financial services, healthcare and pharmaceuticals, technology, manufacturing, media and entertainment, online services, retail, telecommunications and travel and transportation industries. A substantial downturn in any of these industries may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. For example, the impact of the ongoing COVID-19 pandemic on the current economic environment has caused, and may in the future cause, customers to request concessions including extended payment terms or better pricing. Additionally, toward the end of the second quarter of fiscal 2023, we began to see changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions or migrations to cloud services, longer sales cycles and shorter duration contracts than we expected. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings.

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

We typically enter into agreements for our license offerings, cloud services, and maintenance and support services, which customers have discretion to renew or terminate at the end of the initial term. In order for us to improve our operating results, it is important that new customers enter into renewable agreements, and our existing customers renew, upgrade and expand their agreements when the initial contract term expires. Our customers have no obligation to renew, upgrade or expand their agreements with us after the terms have expired. Our customers’ renewal, upgrade and expansion rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of general economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. For example, the impact of the ongoing COVID-19 pandemic on the current economic environment has caused, and may in the future cause, customers to request concessions such as extended payment terms or better pricing or be unwilling to commit to long-term contracts. Additionally, toward the end of the second quarter of fiscal 2023, we began to see changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions or migrations to cloud services, longer sales cycles and shorter duration contracts than we expected. If our customers do not renew, upgrade or expand their agreements with us or renew on terms less favorable to us, our revenues may decline.

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

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. This variation is due to numerous factors, including in the expansion of our offerings and new pricing models, as well as the potential for different buying centers for the same offering. In addition, Splunk Cloud Platform has generated interest from our customers who are also considering purchasing and deploying Splunk Enterprise on-premises. In some cases, our customers may wish to consider a combination of these offerings, potentially further slowing our sales cycle. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, an existing customer will convert from a perpetual license to term license or to cloud services, we will make a sale with a potential customer, or a user of a trial version of one of our offerings will upgrade to the paid version of that offering. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. For example, toward the end of the second quarter of fiscal 2023, we began to see changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions or migrations to cloud services, longer sales cycles and shorter duration contracts than we expected. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenues from that transaction are lost or delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term (subject to rising fixed costs in the longer term as discussed above), our operating results will suffer if revenues fall below our expectations in a particular quarter.

Our international sales and operations subject us to additional risks and challenges that can adversely affect our business operations and financial results.

During the three months ended July 31, 2022, we derived approximately 31% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. Additionally, we currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to new or existing customers to the same degree we have experienced in the United States.

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

Geopolitical events may impact our operations and financial results. For example, the impact of the United Kingdom exiting the European Union (the “EU”) (often referred to as “Brexit”) on EU-UK political, trade, economic and diplomatic relations continues to be uncertain and such impact may not be fully realized for several years or more. Continued uncertainty and friction may result in regulatory, operational, and cost challenges to our United Kingdom and international operations.

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

•ability to obtain or maintain the organizational and personnel clearances required to perform on classified contracts for government customers, or to obtain or maintain security clearances for our employees;

•changes to government certification requirements or approved product lists;

•ability to achieve or maintain one or more government certifications, including, but not limited to, the U.S. DoD Cybersecurity Maturity Model and the U.K. Ministry of Defence Cyber Essentials Plus certifications and our existing FedRAMP, IL5 and IRAP authorizations;

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

Our offerings involve the storage and transmission of data, and security breaches and incidents could result in unauthorized access to, or the loss, destruction, misuse, disclosure, modification, corruption, or unavailability of, this information, litigation, indemnity obligations, fines, penalties and other liability. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or our customers’ data or to disrupt our ability to provide services. There is also a danger of industrial espionage, misuse, theft of information or assets (including source code), or damage to assets by people who have gained access (authorized or unauthorized) to our facilities, systems or information. Because there are many different techniques used to obtain unauthorized access to systems and data, and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and incidents and proactively implement adequate preventative measures. Additionally, with many of our employees continuing to work remotely, we face an increased risk of attempted security breaches and incidents. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud services offerings, our security measures or those of our third-party service providers could be breached or otherwise fail to prevent unauthorized access to or disclosure, modification, misuse, loss or destruction of such information. Computer malware, ransomware, cyber viruses, social engineering (phishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. The frequency and sophistication of these malicious attacks has increased, and it appears that cyber crimes and cyber criminal networks, some of which may be state-supported, have been provided substantial resources and may target U.S. enterprises or our customers and their use of our products. Furthermore, the risk of state-supported and geopolitical-related cyber attacks may increase in connection with ongoing global geopolitical tensions, such as the war in Ukraine and any related political or economic responses and counter-responses. In the past, we have had to take corrective action against cyber attackers to protect our cloud environment. In addition, we do not directly control content that customers store in our offerings. If customers use our offerings for the transmission or storage of personal information or other sensitive types of information and our security measures are, or are believed to have been breached or otherwise to have failed as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential or proprietary information. We make use of third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, communication with and content delivery to customers and prospects, back-office support, credit card processing, human resources services, customer relationship management, enterprise risk planning and other functions. Although we have developed systems and processes that are designed to protect our business and proprietary information and prevent data loss and other security breaches and incidents, and to reduce the impact of a security breach or incident at a third-party vendor, such measures cannot provide absolute security. We may expend significant resources, adapt our business activities and practices, or modify our operations or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate vulnerabilities. There can be no assurance that any security measures that we or our third-party service providers, including CSPs, have implemented will be effective against current or future security threats, and we cannot guarantee that our software, systems and networks or those of our third-party service providers, including CSPs, have not been breached or otherwise compromised, or that they do not contain vulnerabilities or compromised trusted code that could be exploited and result in a breach of or disruption to our software, systems and networks or the software, systems and networks of third parties that support us and our services. Our ability to mitigate these risks may also be impacted by the acquisition of new companies, requiring us to incorporate and secure different or more complex IT environments. While we maintain measures designed to protect the integrity, confidentiality and security of our data and other data we maintain or otherwise process, and enable the secure development of our software, our security measures or those of our third-party service providers could fail and result in a compromise of our applications or unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of such data.

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

The attack against SolarWinds, in which hackers inserted malware into a SolarWinds software update, highlights the growing risk from the infection of trusted third-party software while it is under assembly, known as a supply chain attack. In addition to software supply chain attacks, third-party vulnerabilities may impact our security posture. We have a threat and vulnerability management program to identify, track, remediate and help mitigate vulnerabilities in our IT environments. Nevertheless, the attack on on-premise Microsoft Exchange services and the Log4j vulnerability, which could be exploited to allow unauthorized actors to execute code remotely, highlight the risk that third-party products and open-source software we use may contain vulnerabilities that can be exploited by adversaries.

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

Our continued growth depends in part on the ability of our existing and potential customers to use and access our cloud services offerings or our website in order to download our software or encrypted access keys for our software within an acceptable amount of time. In addition, we rely heavily on hosted SaaS technologies from third parties in order to operate critical functions of our business, including our cloud services offerings, enterprise resource planning services and customer relationship management services. We have experienced and may in the future experience real or perceived website and cloud service disruptions, storage failures, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website and services simultaneously, and real or perceived security risks, including unauthorized access to our systems or networks, software vulnerability exploits or cyber security, denial of service or ransomware attacks. In some instances, we may not be able to identify the cause or causes of these website or service performance problems or provide an effective remediation or patch within an acceptable period of time. It may become increasingly difficult to maintain and improve our website and service performance, especially during peak usage times and as our offerings become more complex and our user traffic increases or where security exploits may have no available patches or mitigations (“zero day” exploits). If our website or cloud services offerings are compromised or unavailable or if our users are unable to download our software or encrypted access keys within a reasonable amount of time or at all, we could suffer damage to our reputation with current and potential customers, be exposed to legal liability, and lose customers, all of which could negatively affect our business. We expect to continue to make significant investments to maintain and improve website and service performance and to enable rapid releases of new features and apps for our offerings. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop and secure our software, technology and network architecture to accommodate actual and anticipated changes in technology and evolving security threats, our business and operating results may be adversely affected.

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

Further, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (“CPA”), which takes effect on July 1, 2023. Additionally, in March 2022, Utah enacted the Utah Consumer Privacy Act (“UCPA”), which takes effect on December 31, 2023, and in May 2022, Connecticut enacted the Act Concerning Personal Data Privacy and Online Monitoring (“CPOMA”), which takes effect on December 31, 2023. The CDPA, CPA, UCPA, and CPOMA share similarities with the CCPA, the CPRA, and legislation proposed in other states. The U.S. federal government also is contemplating federal privacy legislation. The effects of recently proposed or enacted legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy or data protection legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the EU General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and, in addition to imposing stringent obligations relating to data protection and security, authorizes fines up to 4% of global annual revenue for some violations. We relied in part upon the EU-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the European Commission and the Swiss-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the Swiss Administration to provide U.S. companies with a valid data transfer mechanism under EU and Swiss law to permit them to transfer personal data from the European Economic Area (“EEA”) and Switzerland to the United States. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield, concluding it did not provide adequate protection for personal data transferred to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-US Privacy Shield on similar grounds. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on standard contractual clauses approved by the European Commission (“EU SCCs”) to transfer personal data. The CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. On June 4, 2021, the European Commission published new EU SCCs that are required to be implemented. The United Kingdom published new standard contractual clauses for use when transferring personal data outside of the United Kingdom (“UK SCCs”) that also are required to be implemented. The revised EU SCCs and UK SCCs, recommendations and opinions of regulators, customer demand, and other developments relating to cross-border data transfer, may require us to implement additional contractual, technical and operational safeguards for any personal data transferred out of the EEA, Switzerland, and the United Kingdom, or necessitate the provision of services entirely performed in the EEA, Switzerland, and United Kingdom (as well as other geographies internationally), and shielded from governmental access by the United States. These efforts may increase compliance and related costs, create duplication and inefficiencies in our ability to provide services globally, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, financial condition and operating results. Due to the pace of the regulatory framework's evolution in the U.S. and internationally, we may not be able to make the needed changes in a timely manner or at all, and we may be precluded from pursuing opportunities in jurisdictions where we cannot meet the regulatory requirements. This may adversely impact our financial condition and operating results.

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

Our cloud services offerings, such as Splunk Cloud Platform, are hosted exclusively by our CSPs. We do not have control over the operations or the facilities of CSPs that we use, and any changes in a Cloud Service Provider’s service levels, which may be less than 100%, may adversely affect our ability to meet the commitments we make to our customers and their requirements. We currently offer a 100% uptime service level agreement (“SLA”) for Splunk Cloud Platform. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as the usage of our offerings increases. If any of the services provided by the CSPs fail or become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, or if we are unable to deliver 100% uptime under our SLAs, our revenues could be reduced, our reputation could be damaged, we could be exposed to legal liability, expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our offerings and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business, financial results and the usage of our offerings. If we are unable to renew our agreements with our Cloud Service Providers on commercially reasonable terms, or our agreements are prematurely terminated, or we need to add new CSPs to increase capacity and uptime, we could experience interruptions, downtime, delays, and additional expenses related to transferring to and providing support for these new platforms. Our customers may require that we provide our cloud services offerings through Infrastructure-as-a-Service (IaaS) Platforms that we do not offer, which could adversely affect our ability to attract new customers or maintain current customers, either of which could negatively affect our financial condition.

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

In addition to our direct sales force, we use partners, such as distributors and resellers, to license, provide professional services and support our offerings. Historically, we have relied on a limited number of such partners for a substantial portion of our total sales, particularly in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions, and for sales to government agencies. For example, sales through our top two partners represented 40% of our revenue in the three months ended July 31, 2022. We expect that sales through partners in all regions will continue to be a significant portion of our revenues for the foreseeable future. As changes in our partner strategy are implemented, including potentially emphasizing partner-sourced transactions, results from sales through our partners may be adversely affected.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $1.0 billion aggregate principal amount of the 2026 Notes, $1.27 billion aggregate principal amount of the 2027 Notes, $776.7 million aggregate principal amount of the 2023 Notes and $862.5 million aggregate principal amount of the 2025 Notes that we issued in July 2021, June 2020 and September 2018, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to meet our debt obligations, including the Notes, which would materially and adversely impact our business, financial condition and operating results.

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

In connection with the offerings of the 2023 Notes, the 2025 Notes and the 2027 Notes, we entered into the Capped Calls. The counterparties to the Capped Calls are financial institutions, and we will be subject to the risk that one or more of the counterparties may default, fail to perform or exercise their termination rights under the Capped Calls. Our exposure to the credit risk of the counterparties will not be secured by any collateral. If a counterparty to the Capped Calls becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default, failure to perform or a termination of the Capped Calls by a counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

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

•changes in our stockholder base or hedging activity among our stockholders;

•issuances of shares of our common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding Notes;

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

In addition, the stock markets, and in particular the market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the financial performance of those companies. In the past, following periods of market volatility, securities class action litigation and stockholder derivative litigation have often been instituted. In December 2020, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against us, our former Chief Executive Officer and our Chief Financial Officer alleging violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for allegedly making materially false and misleading statements regarding our financial guidance and the complaint was later amended to expand the class period and alleges that defendants made materially false and misleading statements regarding our marketing efforts, hiring practices, and retention of personnel. In addition, several derivative lawsuits related to the securities class action were filed in the U.S. District Court for the Northern District of California and California Superior Court, San Francisco County. In April, July and August, 2022, the board of directors received several demands made on behalf of stockholders to inspect the books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law. The demands seek records related to the board and to the allegations at issue in the underlying putative class action. For further information on these and other matters, see Note 3 “Commitments and Contingencies ─ Legal Proceedings” in our accompanying Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

Litigation in general, and these lawsuits, could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows. If we were to become involved in additional litigation in the future, it also could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows.

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

We are subject to federal, state and local taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes as there are many activities and transactions for which the ultimate tax determination is uncertain. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position is not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. At any given time, we are subject to routine inquiries from taxing jurisdictions worldwide and are working to resolve these various routine questions and potential errors. Our financial statements reflect our best judgment of needed reserves to cover known contingencies, but there can be no assurances on the final outcome of any tax assessment. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by challenges to our intercompany relationships and transfer pricing arrangements, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new tax laws that could increase our tax liabilities in countries where we do business, including a global minimum tax of 15%.

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

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT
INDEX

Exhibit Number	Description

10.1#	Splunk Inc. 2022 Equity Incentive Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 17, 2022).

10.2#	Transition and Separation Agreement between the Registrant and Shawn Bice, dated as of May 24, 2022.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 25, 2022

SPLUNK INC.

	By:	/s/ Jason Child
Jason Child
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)