Form 10-Q
period 2022-10-31
SPLUNK INC
filed 2022-12-01
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2022

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

There were 163.7 million shares of the Registrant’s Common Stock issued and outstanding as of November 22, 2022.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	October 31, 2022	January 31, 2022
Assets
Current assets
Cash and cash equivalents	$832,929	$1,428,691
Investments, current	924,296	286,337
Accounts receivable, net	976,580	1,306,666
Prepaid expenses and other current assets	115,238	152,871
Deferred commissions, current	111,414	102,322
Total current assets	2,960,457	3,276,887
Investments, non-current	41,325	46,431
Accounts receivable, non-current	164,792	242,689
Operating lease right-of-use assets	188,877	229,198
Property and equipment, net	112,976	124,900
Intangible assets, net	122,734	164,769
Goodwill	1,401,628	1,401,628
Deferred commissions, non-current	212,741	200,876
Other assets	45,815	103,497
Total assets	$5,251,345	$5,790,875
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,433	$59,206
Accrued compensation	248,158	396,952
Accrued expenses and other liabilities	204,736	257,979
Deferred revenue, current	1,187,969	1,384,605
Debt, current	775,233	—
Total current liabilities	2,434,529	2,098,742
Debt, non-current	3,097,311	3,137,731
Operating lease liabilities	199,118	225,556
Deferred revenue, non-current	68,982	86,584
Other liabilities, non-current	21,053	19,491
Total non-current liabilities	3,386,464	3,469,362
Total liabilities	5,820,993	5,568,104
Commitments and contingencies (Note 3 and 4)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 163,472,297 shares outstanding at October 31, 2022, and 160,044,675 shares outstanding at January 31, 2022	170	167
Accumulated other comprehensive loss	(11,226)	(1,199)
Additional paid-in capital	4,496,935	5,032,351
Treasury stock, at cost: 6,885,414 shares at October 31, 2022 and January 31, 2022	(1,000,000)	(1,000,000)
Accumulated deficit	(4,055,527)	(3,808,548)
Total stockholders’ equity	(569,648)	222,771
Total liabilities and stockholders’ equity	$5,251,345	$5,790,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenues
Cloud services	$374,027	$243,042	$1,043,361	$654,422
License	383,584	249,021	851,111	611,902
Maintenance and services	172,158	172,688	508,131	506,221
Total revenues	929,769	664,751	2,402,603	1,772,545
Cost of revenues (1)
Cloud services	119,558	100,210	361,939	286,311
License	1,259	1,229	4,059	7,978
Maintenance and services	80,948	86,851	244,714	249,314
Total cost of revenues	201,765	188,290	610,712	543,603
Gross profit	728,004	476,461	1,791,891	1,228,942
Operating expenses (1)
Research and development	241,395	265,145	754,143	772,052
Sales and marketing	388,094	386,932	1,193,929	1,125,169
General and administrative	118,307	112,750	345,396	399,864
Total operating expenses	747,796	764,827	2,293,468	2,297,085
Operating loss	(19,792)	(288,366)	(501,577)	(1,068,143)
Interest and other income (expense), net
Interest income	6,700	888	12,919	1,774
Interest expense	(11,228)	(50,723)	(34,796)	(123,326)
Other income (expense), net	(3,945)	411	(7,548)	334
Total interest and other income (expense), net	(8,473)	(49,424)	(29,425)	(121,218)
Loss before income taxes	(28,265)	(337,790)	(531,002)	(1,189,361)
Income tax provision	4,355	5,532	15,652	8,913
Net loss	$(32,620)	$(343,322)	$(546,654)	$(1,198,274)

Basic and diluted net loss per share	$(0.20)	$(2.14)	$(3.38)	$(7.38)

Weighted-average shares used in computing basic and diluted net loss per share	163,044	160,202	161,738	162,474
 _________________________
(1)    Amounts include stock-based compensation expense, as follows:

Cost of revenues	$21,842	$21,350	$64,641	$60,729
Research and development	80,126	85,060	251,510	243,107
Sales and marketing	55,610	61,946	186,483	181,568
General and administrative	31,026	35,404	99,111	105,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2022	2021	2022	2021
Net loss	$(32,620)	$(343,322)	$(546,654)	$(1,198,274)
Other comprehensive income (loss)
Net unrealized loss on investments (net of tax)	(3,486)	(73)	(10,027)	(345)
Total other comprehensive income (loss)	(3,486)	(73)	(10,027)	(345)
Comprehensive loss	$(36,106)	$(343,395)	$(556,681)	$(1,198,619)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended October 31,
(In thousands)	2022	2021
Cash flows from operating activities
Net loss	$(546,654)	$(1,198,274)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	73,446	74,625
Amortization of deferred commissions	81,409	110,105
Amortization of investment premiums (accretion of discounts), net	(2,062)	1,088
Amortization of debt discount and issuance costs	7,878	98,958
Losses on facility exits	10,000	52,524
Non-cash operating lease costs	(3,079)	(255)
Stock-based compensation	601,745	590,957
Deferred income taxes	(1,434)	(1,668)
Other	97	33
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	407,983	425,735
Prepaid expenses and other assets	96,708	16,940
Deferred commissions	(102,366)	(136,847)
Accounts payable	(40,773)	9,526
Accrued compensation	(148,794)	15,747
Accrued expenses and other liabilities	(46,224)	64,884
Deferred revenue	(214,238)	(128,719)
Net cash provided by (used in) operating activities	173,642	(4,641)
Cash flows from investing activities
Purchases of property and equipment	(9,229)	(9,830)
Capitalized software development costs	(5,806)	(5,843)
Purchases of marketable securities	(988,904)	(358,749)
Maturities of marketable securities	352,864	124,454
Purchases of strategic investments	(6,359)	(15,450)
Acquisition, net of cash acquired	—	(80,333)
Other investment activities	1,534	947
Net cash used in investing activities	(655,900)	(344,804)
Cash flows from financing activities
Proceeds from the exercise of stock options	1,398	1,866
Proceeds from employee stock purchase plan	48,596	48,246
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	982,210
Repurchases of common stock	—	(1,000,000)
Taxes paid related to net share settlement of equity awards	(163,498)	(149,560)
Net cash used in financing activities	(113,504)	(117,238)
Net decrease in cash and cash equivalents	(595,762)	(466,683)
Cash and cash equivalents at beginning of period	1,428,691	1,771,064
Cash and cash equivalents at end of period	$832,929	$1,304,381

Supplemental disclosures
Cash paid for income taxes	$10,692	$9,491
Cash paid for interest	24,452	13,909
Non-cash investing and financing activities
Increase in accrued purchases of property and equipment	2,848	2,906
Equity consideration for acquisition	—	939
Vesting of early exercised options	1	87
Costs related to issuance of convertible senior notes included in accrued expenses and other liabilities	—	290

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2022	2021	2022	2021
Common stock
Balance, beginning of period	$170	$165	$167	$163
Vesting of restricted and performance stock units	—	1	2	3
Issuance of common stock upon ESPP purchase	—	—	1	—
Balance, end of period	$170	$166	$170	$166
Additional paid-in capital
Balance, beginning of period	$4,346,503	$4,689,282	$5,032,351	$4,063,885
Cumulative-effect adjustment from adoption of Accounting Standards Update (“ASU”) 2020-06	—	—	(1,026,611)	—
Stock-based compensation	188,602	203,760	601,743	590,957
Capitalized software development costs	448	226	2,958	2,116
Issuance of common stock upon exercise of options	266	692	1,398	1,866
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	—	939
Vesting of early exercised options	—	24	1	87
Taxes paid related to net share settlement of equity awards	(38,884)	(47,780)	(163,500)	(149,563)
Issuance of common stock upon ESPP purchase	—	—	48,595	48,246
Equity component of convertible senior notes, net	—	—	—	287,671
Balance, end of period	$4,496,935	$4,846,204	$4,496,935	$4,846,204
Treasury stock
Balance, beginning of period	$(1,000,000)	$(229,515)	$(1,000,000)	$—
Repurchases of common stock	—	(770,485)	—	(1,000,000)
Balance, end of period	$(1,000,000)	$(1,000,000)	$(1,000,000)	$(1,000,000)
Accumulated other comprehensive loss
Balance, beginning of period	$(7,740)	$(864)	$(1,199)	$(592)
Unrealized loss from investments (net of tax)	(3,486)	(73)	(10,027)	(345)
Balance, end of period	$(11,226)	$(937)	$(11,226)	$(937)
Accumulated deficit
Balance, beginning of period	$(4,022,907)	$(3,324,403)	$(3,808,548)	$(2,469,451)
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	299,675	—
Net loss	(32,620)	(343,322)	(546,654)	(1,198,274)
Balance, end of period	$(4,055,527)	$(3,667,725)	$(4,055,527)	$(3,667,725)

Total stockholders’ equity	$(569,648)	$177,708	$(569,648)	$177,708

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

Foreign Currency

During fiscal 2022, we reassessed the functional currency of our foreign subsidiaries and determined it was the U.S. Dollar for all our subsidiaries. The impact of this change was not material. Foreign currency transaction gains and losses are included in “Other income (expense), net” on our condensed consolidated statements of operations and were not material for the three and nine months ended October 31, 2022 and 2021.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	October 31, 2022				January 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$530,708	$—	$—	$530,708	$1,056,296	$—	$—	$1,056,296
U.S. government and agency securities	—	758,748	—	758,748	—	8,024	—	8,024
Corporate bonds	—	85,407	—	85,407	—	131,015	—	131,015
Commercial paper	—	169,322	—	169,322	—	160,230	—	160,230
Reported as:
Assets:
Cash and cash equivalents				$619,889				$1,059,296
Investments, current				924,296				286,337
Investments, non-current				—				9,932
Total				$1,544,185				$1,355,565

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table presents our investments in available-for-sale debt securities as of October 31, 2022:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. government and agency securities	$89,181	$—	$—	$89,181
Investments, current:
U.S. government and agency securities	677,567	—	(8,000)	669,567
Corporate bonds	86,194	—	(787)	85,407
Commercial paper	171,013	—	(1,691)	169,322
Total available-for-sale investments	$1,023,955	$—	$(10,478)	$1,013,477

The following table presents our investments in available-for-sale debt securities as of January 31, 2022:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Commercial paper	$3,000	$—	$—	$3,000
Investments, current:
Corporate bonds	131,253	2	(240)	131,015
Commercial paper	155,469	—	(147)	155,322
Investments, non-current:
U.S. government and agency securities	8,036	—	(12)	8,024
Commercial paper	1,914	—	(6)	1,908
Total available-for-sale investments	$299,672	$2	$(405)	$299,269

The following table presents the fair values and unrealized losses related to our investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of October 31, 2022:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$669,567	$(8,000)	$—	$—	$669,567	$(8,000)
Corporate bonds	73,075	(763)	12,332	(24)	85,407	(787)
Commercial paper	169,322	(1,691)	—	—	169,322	(1,691)
Total	$911,964	$(10,454)	$12,332	$(24)	$924,296	$(10,478)

The following table presents the fair values and unrealized losses related to our investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of January 31, 2022:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$8,024	$(12)	$—	$—	$8,024	$(12)
Corporate bonds	130,007	(240)	—	—	130,007	(240)
Commercial paper	145,231	(153)	—	—	145,231	(153)
Total	$283,262	$(405)	$—	$—	$283,262	$(405)

The contractual maturities of our investments as of October 31, 2022 are as follows (in thousands):

Due within one year	$1,013,477
Total	$1,013,477

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

Equity Investments

Our equity investments are included in “Investments, non-current” on our condensed consolidated balance sheets. The following table provides a summary of our equity investments:

(In thousands)	October 31, 2022	January 31, 2022
Equity investments without readily determinable fair values	$37,994	$33,744
Equity investments under the equity method of accounting	3,331	2,755
Total	$41,325	$36,499

(3)    Commitments and Contingencies

Legal Proceedings

A putative class action lawsuit alleging violations of the federal securities laws was filed on December 4, 2020 in the U.S. District Court for the Northern District of California (the “Court”) against us, our former Chief Executive Officer and our former Chief Financial Officer. The initial complaint alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for allegedly making materially false and misleading statements regarding our financial guidance and asserted a putative class period of October 21, 2020 to December 2, 2020. On March 16, 2021, the Court appointed Louisiana Sheriffs’ Pension & Relief Fund as lead plaintiff and approved its selection of lead plaintiff counsel in the case. On June 7, 2021, the lead plaintiff filed an amended complaint which expanded the putative class period to run from March 26, 2020 to December 2, 2020 and alleges that defendants made materially false and misleading statements regarding our marketing efforts, hiring practices, and retention of personnel. The lead plaintiff seeks unspecified monetary damages and other relief. On July 27, 2021, defendants filed a motion to dismiss the amended complaint. On March 21, 2022, the Court issued a decision granting in part and denying in part defendants’ motion to dismiss. On July 22, 2022, the lead plaintiff filed a motion seeking to certify a class of investors who purchased Company stock between May 21, 2020 and December 2, 2020. Defendants’ response to the motion for class certification is due February 15, 2023.

Several derivative lawsuits related to the securities class action were filed in February, March, and April 2021 and October 2022 in the U.S. District Court for the Northern District of California, California Superior Court, San Francisco County, and the Court of Chancery of the State of Delaware. The lawsuits name our former Chief Executive Officer, our former Chief Financial Officer, and many of our board members as defendants, and the company as a nominal defendant. The lawsuits allege claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against the defendants, and claims for contribution under Sections 10(b) and 21D of the Exchange Act against only our former Chief Executive Officer and former Chief Financial Officer. The plaintiffs seek unspecified monetary damages and other relief on behalf of the Company. The courts have stayed the actions pursuant to stipulation of the parties until after a ruling on the motion for class certification in the federal securities case. On August 9, 2021, we received a demand letter alleging claims similar to those in the derivative lawsuits and requesting that our board of directors launch an investigation on such matters. On May 23, 2022, the board of directors formed a committee to evaluate the stockholder’s demand and make recommendations to the full board of directors. On September 13, 2022, we received a second demand letter alleging claims similar to those in the derivative lawsuits and requesting that our board of directors launch an investigation. This second demand is also being evaluated by the board committee. In April, July and August, 2022, the board of directors received several demands made on behalf of stockholders to inspect the books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law. The demands seek records related to the board and to the allegations at issue in the underlying putative class action.

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

Claims and reimbursements under indemnification arrangements have not been material to our condensed consolidated financial statements; and there is no accrual of such amounts as of October 31, 2022 and January 31, 2022.

(4)    Leases

In April 2021, we entered into an agreement to terminate our lease of certain office space located in San Jose, CA and ceased use of the space as of April 30, 2021. As a result, the related right-of-use asset and leasehold improvements balances were written off and we have no remaining liability. In total, a $55.2 million loss was recognized during the nine months ended October 31, 2021, which included certain termination-related fees. The loss is included in “General and administrative” expenses on our condensed consolidated statements of operations.

(5)    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

(In thousands)	October 31, 2022	January 31, 2022
Computer equipment and software	$81,566	$73,411
Furniture and fixtures	27,080	26,840
Leasehold and building improvements (1)	143,748	141,496
Capitalized software development costs (2)	45,459	36,695
Property and equipment, gross	297,853	278,442
Less: accumulated depreciation and amortization	(184,877)	(153,542)
Property and equipment, net	$112,976	$124,900
_________________________
(1)    Includes costs related to assets not yet placed into service of $2.0 million and $6.0 million, as of October 31, 2022 and January 31, 2022, respectively.
(2)    Includes costs related to projects still under development of $7.4 million as of January 31, 2022. All projects were placed into service as of October 31, 2022.

Depreciation and amortization expense related to Property and equipment, net was $11.6 million and $9.9 million for the three months ended October 31, 2022 and 2021, respectively, and $31.4 million and $30.8 million for the nine months ended October 31, 2022 and 2021, respectively.

Geographic Information

The following table presents our long-lived assets, which consist of property and equipment, net of depreciation and amortization, and operating lease right-of-use assets by geographic region:

(In thousands)	October 31, 2022	January 31, 2022
United States	$256,390	$301,309
United Kingdom	37,513	41,483
Other International	7,950	11,306
Total long-lived assets	$301,853	$354,098

Other than each of the United States and the United Kingdom, no other individual country represented 10% or more of our total long-lived assets as of October 31, 2022 or January 31, 2022.

(6)    Acquisition, Goodwill and Intangible Assets

There was no material acquisition activity during the nine months ended October 31, 2022.

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

Goodwill

There was no impairment of goodwill during the nine months ended October 31, 2022 or 2021.

Intangible Assets

Intangible assets subject to amortization as of October 31, 2022 were as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$197,399	$(104,949)	$92,450	39
Customer relationships	90,900	(60,616)	30,284	21
Other acquired intangible assets	4,000	(4,000)	—	0
Total intangible assets subject to amortization	$292,299	$(169,565)	$122,734

Intangible assets subject to amortization as of January 31, 2022 were as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$283,400	$(164,529)	$118,871	46
Customer relationships	92,710	(47,701)	45,009	29
Other acquired intangible assets	7,394	(6,505)	889	8
Total intangible assets subject to amortization	$383,504	$(218,735)	$164,769

Amortization expense from acquired intangible assets was $13.9 million and $14.1 million for the three months ended October 31, 2022 and 2021, respectively, and $42.0 million and $43.8 million for the nine months ended October 31, 2022 and 2021, respectively.

The expected future amortization expense for acquired intangible assets as of October 31, 2022 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Remaining fiscal 2023	$13,413
Fiscal 2024	48,892
Fiscal 2025	33,010
Fiscal 2026	17,058
Fiscal 2027	10,361
Total amortization expense	$122,734

(7)    Convertible Senior Notes

Convertible Senior Notes Due 2026

On July 9, 2021, we issued $1.0 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”). The 2026 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2026 Notes was $981.7 million, net of issuance costs.

The 2026 Notes will mature on July 15, 2026, unless earlier redeemed, repurchased or converted. The 2026 Notes bear interest from July 9, 2021, at a rate of 0.75% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2022.

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

The 2027 Notes will mature on June 15, 2027, unless earlier redeemed, repurchased or converted. The 2027 Notes bear interest from June 5, 2020 at a rate of 1.125% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020.

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

The 2023 Notes, 2025 Notes, and 2027 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2023, June 15, 2025, and December 15, 2026, for the 2023 Notes, 2025 Notes and 2027 Notes, respectively, only under the following circumstances:

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

On or after June 15, 2023, June 15, 2025, and December 15, 2026, for the 2023 Notes, 2025 Notes, and 2027 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, holders of the relevant series of Notes may convert all or any portion of their Notes of such series, in multiples of $1,000 principal amount, regardless of the foregoing circumstances.

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture; provided, in the case of the 2026 Notes, the holder is to determine the settlement method related to any 2026 Notes converted in connection with the exercise of our redemption option as mentioned above. Subject to the provisions described in the immediately preceding sentence, upon any conversion of the 2023 Notes, 2025 Notes, 2026 Notes, and 2027 Notes (together the “Notes”), it is our current intent to settle the first $1,000 of conversion value of each $1,000 principal amount of such Notes in cash and the remaining conversion value, if any, in shares of common stock. If we undergo a fundamental change (as defined in the applicable indenture governing the relevant series of Notes), holders may require us to repurchase for cash all or any portion of their Notes of the relevant series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the relevant maturity date of a series of Notes or if we deliver a notice of redemption in respect of a series of Notes, we will, in certain circumstances, increase the conversion rate of the relevant series of Notes for a holder of such series who elects to convert its Notes of the applicable series in connection with such corporate event or notice of redemption, as the case may be. During the three months ended October 31, 2022, the conditions allowing holders of the Notes (other than the 2026 Notes) to convert or redeem were not met. The 2025 Notes, 2026 Notes, and 2027 Notes are not required to be settled in cash within the next twelve months and as such are classified as "Debt, non-current” on our condensed consolidated balance sheets as of October 31, 2022.

We may not redeem the 2023 Notes, 2025 Notes, and 2027 Notes prior to September 20, 2021, September 20, 2022, and June 20, 2024, respectively. We may redeem for cash all or any portion of the 2023 Notes, 2025 Notes and 2027 Notes, at our option, on or after September 20, 2021, September 20, 2022, and June 20, 2024, respectively, in each case if the last reported sale price of our common stock has been at least 130% of the conversion price for the relevant series of Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the relevant series of Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the relevant redemption date. Whether to exercise our redemption options under each respective indenture is solely within our control.

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

The net carrying amounts of the liability component for each series of Notes as of October 31, 2022 were as follows:

(In thousands)	2023 Notes (1)	2025 Notes	2026 Notes	2027 Notes
Liability component:
Principal amount	$776,661	$862,500	$1,000,000	$1,265,000
Unamortized issuance costs	(1,428)	(3,784)	(13,423)	(12,982)
Net carrying amount	$775,233	$858,716	$986,577	$1,252,018
_________________________
(1)    Reflects the impact of the 2023 Notes Partial Repurchase, as discussed above.

The following table sets forth the interest expense related to each series of Notes:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2022	2021	2022	2021
2023 Notes:
Coupon interest expense	$971	$971	$2,913	$2,913
Amortization of debt discount (conversion option) (1)	—	8,497	—	24,832
Amortization of debt issuance costs	422	331	1,388	968
Total interest expense related to the 2023 Notes	$1,393	$9,799	$4,301	$28,713

2025 Notes:
Coupon interest expense	$2,426	$2,426	$7,278	$7,278
Amortization of debt discount (conversion option) (1)	—	8,253	—	24,037
Amortization of debt issuance costs	345	227	1,211	662
Total interest expense related to the 2025 Notes	$2,771	$10,906	$8,489	$31,977

2026 Notes:
Coupon interest expense	$1,875	$1,875	$5,625	$2,333
Amortization of debt discount (conversion option) (1)	—	12,107	—	15,067
Amortization of debt issuance costs	911	510	2,855	643
Total interest expense related to the 2026 Notes	$2,786	$14,492	$8,480	$18,043

2027 Notes:
Coupon interest expense	$3,558	$3,558	$10,674	$10,674
Amortization of debt discount (conversion option) (1)	—	10,809	—	31,468
Amortization of debt issuance costs	716	440	2,424	1,281
Total interest expense related to the 2027 Notes	$4,274	$14,807	$13,098	$43,423
_________________________
(1)    As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

As of October 31, 2022, the total estimated fair values of the 2023 Notes, the 2025 Notes, and the 2027 Notes were approximately $0.75 billion, $0.79 billion, and $1.08 billion, respectively. The fair value for each series of the Notes was determined based on the closing trading price per $100 of the applicable series of Notes as of the last day of trading for the period. We consider the fair value of the 2023 Notes, the 2025 Notes, and the 2027 Notes to be a Level 2 measurement. As of October 31, 2022, the estimated fair value of the 2026 Notes was $0.69 billion, which represents the present value of future principal and interest payments. We consider the fair value of the 2026 Notes to be a Level 3 measurement.

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

(8)    Stock Compensation Plans and Stockholders’ Equity

Equity Incentive Plans

In November 2003, our board of directors and stockholders adopted the 2003 Equity Incentive Plan (the “2003 Plan”). The 2003 Plan authorized the granting of common stock options and restricted stock awards to employees, directors and consultants. In March 2012, our board of directors and stockholders approved the 2012 Equity Incentive Plan (as amended, the “2012 Plan”), which became effective on April 18, 2012, replaced the 2003 Plan, and expired in March 2022 pursuant to its terms. In January 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”) in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market, which became effective on April 1, 2022. The Inducement Plan was only used for grants to new employees and not for existing employees, executives, directors or consultants. On April 11, 2022, we granted stand-alone inducement equity awards to our Chief Executive Officer in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market. In 2022, our board of directors and stockholders approved the 2022 Equity Incentive Plan (the “2022 Plan”), to replace the 2012 Plan. Upon stockholder approval and effectiveness of the 2022 Plan, we ceased grants under the Inducement Plan. The following table summarizes the stock option, restricted stock unit (“RSU”) and performance unit (“PSU”) activity under the foregoing arrangements during the nine months ended October 31, 2022:

	Options Outstanding				RSUs and PSUs Outstanding
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares
			(in years)	(in thousands)
Balances as of January 31, 2022	213,023	$12.35	5.82	$23,767	11,686,780
Options exercised	(92,990)	14.65
Options forfeited and expired	(6,301)	14.41
RSUs and PSUs granted					7,717,737
RSUs and PSUs vested					(4,195,301)
RSUs and PSUs forfeited and canceled					(2,639,338)
Balances as of October 31, 2022	113,732	$10.35	5.54	$8,279	12,569,878
Vested and expected to vest	113,021	$10.34	5.54	$8,229	11,941,553
Exercisable as of October 31, 2022	98,455	$10.09	5.52	$7,194
 _________________________
(1)    The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of October 31, 2022.

During the nine months ended October 31, 2022 and 2021, upon each settlement date of our outstanding RSUs and PSUs to then current employees, shares were withheld to cover the required withholding tax, which was based on the value of a share on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity on our condensed consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs and PSUs issued under the 2012 Plan were not considered issued and outstanding. These shares were returned to the reserves and were available for future issuance under the 2012 Plan. Shares withheld by us as a result of the net settlement of RSUs and PSUs issued under the 2022 Plan will not become available for future grant or sale under the 2022 Plan. We may also require employees to sell a portion of the shares that they received upon the vesting of RSUs or PSUs in order to cover any required withholding taxes.

During the nine months ended October 31, 2022, we granted 523,264 PSUs to certain executives under our 2012 Plan prior to its expiration in March 2022, which includes both PSUs awarded but not yet earned, as well as PSUs earned and eligible to vest. We also granted 144,052 PSUs to our Chief Executive Officer pursuant to stand-alone inducement award agreements in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market. During the nine months ended October 31, 2022, we granted 32,274 PSUs to certain executives under our 2022 Plan.

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

The following table presents unrecognized compensation cost related to stock options, RSUs, PSUs and restricted stock awards (“RSAs”) as of October 31, 2022:

	Unrecognized Compensation Cost (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Stock options	$1,419	1.5
RSUs	1,302,484	2.2
PSUs	55,014	1.2
RSAs	9,307	0.9
Total unrecognized compensation cost	$1,368,224

The following table summarizes our RSA activity during the nine months ended October 31, 2022:

Shares
Outstanding as of January 31, 2022	246,106
RSAs vested	(159,376)
RSAs forfeited and canceled	(2,803)
Outstanding as of October 31, 2022	83,927

The weighted-average grant date fair value of RSUs granted was $119.24 per share during the nine months ended October 31, 2022. The weighted-average grant date fair value of PSUs granted was $181.20 per share during the nine months ended October 31, 2022.

Stock Repurchase Program

In June 2021, our board of directors authorized and approved a stock repurchase program of up to $1.0 billion of our outstanding common stock. As of October 31, 2021, we repurchased 6.9 million shares of common stock with a total price of $1.0 billion, under trading plans complying with Rule 10b5-1 under the Exchange Act, at an average price of $145.23 per share. The repurchased shares are reflected as treasury stock on our condensed consolidated balance sheets and statements of stockholders’ equity. As of October 31, 2021, the repurchase program was completed.

(9)    Revenues, Accounts Receivable, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2022	2021	2022	2021
Revenues
Cloud services	$374,027	$243,042	$1,043,361	$654,422
License	383,584	249,021	851,111	611,902
Maintenance and services	172,158	172,688	508,131	506,221
Total revenues	$929,769	$664,751	$2,402,603	$1,772,545

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2022	2021	2022	2021
United States	$684,647	$489,492	$1,685,392	$1,252,774
International	245,122	175,259	717,211	519,771
Total revenues	$929,769	$664,751	$2,402,603	$1,772,545

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented.

The following table presents revenues by channel partners representing 10% or more of total revenues:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Channel Partner A	23%	27%	25%	27%
Channel Partner B	20%	19%	17%	16%

The revenues from these channel partners are comprised of a number of customer transactions, none of which were individually greater than 10% of total revenues for the three or nine months ended October 31, 2022 or 2021.

Accounts Receivable

The following table presents total current and non-current accounts receivable by channel partners representing 10% or more of total current and non-current accounts receivable, net:

	October 31, 2022	January 31, 2022
Channel Partner A	25%	30%
Channel Partner B	11%	6%

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2022 and 2021 were $1.1 billion and $815.2 million during the nine months ended October 31, 2022 and 2021, respectively.

We identified an error in the amount of revenue recognized from amounts included in deferred revenue as of January 31, 2021 during the nine months ended October 31, 2021, as presented in the Quarterly Report on Form 10-Q filed with the SEC on December 2, 2021. The revenue recognized from amounts included in deferred revenue as of January 31, 2021 during the nine months ended October 31, 2021 presented above has been corrected from the previously reported amount of $606.6 million. The correction is immaterial to the prior period financial statements.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $2.6 billion as of October 31, 2022, of which we expect to recognize approximately 64% as revenue over the next 12 months and the remainder thereafter.

(10)    Income Taxes

We are subject to income taxes in the U.S. and in foreign jurisdictions. We base our interim tax accruals on an estimated annual effective tax rate applied to year-to-date income, and we record discrete tax items in the period to which they relate. In each quarter, we update our estimated annual effective tax rate and make a year-to-date adjustment to our tax provision as necessary. Our fiscal 2023 annual effective rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on our U.S. losses. For the three months ended October 31, 2022 and 2021, we recorded income tax expense of $4.4 million and $5.5 million, respectively. For the nine months ended October 31, 2022 and 2021, we recorded income tax expense of $15.7 million and $8.9 million, respectively.

During the three months ended October 31, 2022, there were no material changes to our unrecognized tax benefits, and we do not expect material changes in our unrecognized tax benefits within the next twelve months. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(32,620)	$(343,322)	$(546,654)	$(1,198,274)
Denominator:
Weighted-average common shares outstanding	163,141	160,525	161,871	162,838
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(97)	(323)	(133)	(364)
Weighted-average shares used to compute net loss per share, basic and diluted	163,044	160,202	161,738	162,474

Net loss per share, basic and diluted	$(0.20)	$(2.14)	$(3.38)	$(7.38)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of October 31,
(In thousands)	2022	2021
Shares subject to outstanding common stock options	114	284
Shares subject to outstanding RSUs, PSUs and RSAs	12,654	13,468
Employee stock purchase plan	1,446	1,198
Shares underlying the conversion option of the Notes	22,258	273
Total	36,472	15,223

In connection with the issuance of the 2023 Notes, 2025 Notes, and 2027 Notes, we entered into the Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. As disclosed in Note 1 “Description of the Business and Significant Accounting Policies,” we adopted ASU 2020-06 on February 1, 2022. Under ASU 2020-06 diluted earnings per share for each reporting period is determined by assuming that all of the Notes were converted into shares of our common stock at the beginning of the period regardless of whether we intend to settle the principal of the Notes in cash. Prior to our adoption of ASU 2020-06, only the conversion spread was considered potentially dilutive in reporting periods when the average market price of our common stock exceeded the initial conversion price of the respective Note.

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
•the effects of the macroeconomic environment and the novel coronavirus (“COVID-19”) pandemic on our business and operations and those of our customers, including impacts on information technology and cybersecurity spending;
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

Our revenue mix has shifted from sales of licenses to the delivery of cloud services and we expect it will continue to shift in favor of cloud services. Our transition to a predominantly cloud services delivery model has impacted, and it will continue to impact, our operating margins and revenue as an increasing percentage of our sales becomes recognized ratably. Our shift to a cloud services delivery model is dependent on customer choice. As a result, the pace of the shift may fluctuate and the mix of cloud services and license revenue may continue to vary from quarter to quarter. Therefore, our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited. We have also shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time with the transition to an annual billings model than it has historically.

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

Impact of Current Economic Conditions and the COVID-19 Pandemic on our Business

Prolonged world-wide economic uncertainties or downturns could adversely affect our business operations or financial results, including financial and credit market fluctuations, changes in economic policy, increased inflation and responsive actions, rising interest rates, labor shortages, supply chain disruptions, trade uncertainty, changes in tariffs, sanctions, international treaties, other trade restrictions, natural disasters, outbreaks of pandemic diseases such as COVID-19, political unrest and social strife, acts of terrorism, armed conflicts, such as the war in Ukraine, and other global conflicts or other impacts from the macroeconomic environment. These macroeconomic conditions have caused and could continue to cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

Toward the end of the second quarter, and continuing through the third quarter of fiscal 2023, we saw changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions and migrations to cloud services, and longer sales cycles. Additionally, certain customers have entered into shorter duration contracts than expected. We will continue to closely monitor the macroeconomic environment and its effects on our business and on global economic activity, including customer spending on information technology.

The COVID-19 pandemic continues to affect how we and our customers and partners are operating our businesses, including due to supply chain disruptions and financial market fluctuations, and the duration and extent to which this will have long-term impacts on our business, results of operations and cash flows is uncertain. We continue to focus on helping our employees, customers, and communities while preparing for the future and the long-term success of our business. We currently allow many of our employees to continue to work remotely if they prefer and we will continue to evaluate our workforce strategies and operations, taking into consideration factors such as treatments, vaccine progress, and public health recommendations. We also continue to evaluate our real estate needs and have in the past made the decision to exit certain office space leases. As we continue to assess our needs, we may decide to exit additional office space leases which could result in further changes to our real estate lease assets.

See Part II, Item 1A. “Risk Factors” in this Form 10-Q for further discussion of the impact and possible future impacts of the macroeconomic environment and the ongoing COVID-19 pandemic on our business.

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

Free Cash Flow

Splunk considers free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated or used by the business. Free cash flow represents operating cash flow less purchases of property and equipment and capitalized software development costs. The following presents our free cash flow (in millions):

Below is a calculation of free cash flow:

	Nine Months Ended October 31,
(In thousands)	2022	2021
Net cash provided by (used in) operating activities	$173,642	$(4,641)
Less purchases of property and equipment	(9,229)	(9,830)
Less capitalized software development costs	(5,806)	(5,843)
Free cash flow	$158,607	$(20,314)

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

Below is a calculation of total RPO Bookings:

	Nine Months Ended October 31,
(In thousands)	2022	2021
Total revenues	$2,402,603	$1,772,545
Change in RPO	(17,771)	79,866
Total RPO Bookings	$2,384,832	$1,852,411

Financial Summary
(Dollars in millions)

Three Months Ended October 31, 2022 and 2021

Our customer base spans numerous industry verticals, including cloud and online services, education, financial services, government, healthcare/pharmaceuticals, industrials/manufacturing, media/entertainment, retail/ecommerce, technology and telecommunications, among others. As of October 31, 2022, our offerings have been deployed by over 90 of the Fortune 100 companies.

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

•Maintenance revenues. When a term license is purchased, maintenance is bundled with the license for the term of the license period. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. Maintenance revenues as a percentage of total revenues were 13% and 18% for the three months ended October 31, 2022 and 2021, respectively. Maintenance revenues as a percentage of total revenues were 14% and 20% for the nine months ended October 31, 2022 and 2021, respectively.

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

Operating Expenses

Our operating expenses are classified into three categories: research and development, sales and marketing and general and administrative. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses, commissions as applicable, stock-based compensation and related expenses such as employer taxes. Operating expenses also include allocated overhead costs for depreciation of equipment, facilities and IT. Allocated costs for facilities include costs for compensation of our facilities personnel, leasehold improvements and rent. Our allocated costs for IT include costs for compensation of our IT personnel, costs associated with our IT infrastructure and software subscriptions. Operating expenses are generally recognized as incurred. We generally expect revenue growth to outpace spending in the following categories. Accordingly, we expect the decline in expenses as a percentage of revenue to continue.

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

Condensed Consolidated Statements of Operations Data

(In thousands and as % of revenues)	Three Months Ended October 31,				Nine Months Ended October 31,
	2022		2021		2022		2021
Revenues
Cloud services	$374,027	40.2%	$243,042	36.6%	$1,043,361	43.4%	$654,422	36.9%
License	383,584	41.3	249,021	37.5	851,111	35.4	611,902	34.5
Maintenance and services	172,158	18.5	172,688	26.0	508,131	21.1	506,221	28.6
Total revenues	929,769	100.0	664,751	100.0	2,402,603	100.0	1,772,545	100.0
Cost of revenues
Cloud services (1)	119,558	32.0	100,210	41.2	361,939	34.7	286,311	43.8
License (1)	1,259	0.3	1,229	0.5	4,059	0.5	7,978	1.3
Maintenance and services (1)	80,948	47.0	86,851	50.3	244,714	48.2	249,314	49.3
Total cost of revenues	201,765	21.7	188,290	28.3	610,712	25.4	543,603	30.7
Gross profit	728,004	78.3	476,461	71.7	1,791,891	74.6	1,228,942	69.3
Operating expenses
Research and development	241,395	26.0	265,145	39.9	754,143	31.4	772,052	43.6
Sales and marketing	388,094	41.7	386,932	58.2	1,193,929	49.7	1,125,169	63.5
General and administrative	118,307	12.7	112,750	17.0	345,396	14.4	399,864	22.6
Total operating expenses	747,796	80.4	764,827	115.1	2,293,468	95.5	2,297,085	129.6
Operating loss	(19,792)	(2.1)	(288,366)	(43.4)	(501,577)	(20.9)	(1,068,143)	(60.3)
Interest and other income (expense), net
Interest income	6,700	0.7	888	0.1	12,919	0.5	1,774	0.1
Interest expense	(11,228)	(1.2)	(50,723)	(7.6)	(34,796)	(1.4)	(123,326)	(7.0)
Other income (expense), net	(3,945)	(0.4)	411	0.1	(7,548)	(0.3)	334	—
Total interest and other income (expense), net	(8,473)	(0.9)	(49,424)	(7.4)	(29,425)	(1.2)	(121,218)	(6.8)
Loss before income taxes	(28,265)	(3.0)	(337,790)	(50.8)	(531,002)	(22.1)	(1,189,361)	(67.1)
Income tax provision	4,355	0.5	5,532	0.8	15,652	0.7	8,913	0.5
Net loss	$(32,620)	(3.5)%	$(343,322)	(51.6)%	$(546,654)	(22.8)%	$(1,198,274)	(67.6)%
_________________________
(1)    Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended October 31, 2022 and 2021

Revenues
(Dollars in millions)

Three Months Ended October 31, 2022 and 2021
Total revenues increased $265.0 million, or 39.9%, primarily due to the following:

+    increase of $131.0 million, or 53.9%, in cloud services revenues
+    increase of $134.6 million, or 54.0%, in license revenues

Our transition to a cloud services delivery model has impacted, and it will continue to impact the timing of our recognition of revenue as an increasing percentage of our sales becomes recognized ratably. The increase in cloud services revenues reflects the continued customer adoption of our cloud services offerings. Our customers are increasingly purchasing our Splunk Cloud Platform service as it delivers the benefits of Splunk Enterprise, while eliminating the need to purchase, deploy and manage infrastructure. The increase in license revenues is a result of increased license bookings in the three months ended October 31, 2022, as compared to the three months ended October 31, 2021.

Cost of Revenues and Gross Margin
(Dollars in millions)

Three Months Ended October 31, 2022 and 2021
Total cost of revenues increased $13.5 million, or 7.2%, primarily due to the increase in cloud services cost of revenues, as a result of our ongoing transition to a cloud services delivery model.

Cloud services cost of revenues increased $19.3 million, or 19.3%, primarily due to the following:

+    increase of $10.3 million in third-party hosting fees to support increasing customer adoption of our cloud services
+    increase of $3.9 million in third-party consulting services
+    increase of $4.1 million in salaries and benefits, including stock-based compensation expense as we increased headcount

Maintenance and services cost of revenues decreased $5.9 million, or (6.8)%, primarily due to a decrease of $5.5 million in salaries and benefits, including stock-based compensation expense as we decreased headcount.

Total gross margin increased primarily due to the further optimization of our cloud infrastructure that supports the delivery of cloud services.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Three Months Ended October 31, 2022 and 2021
Research and development expense decreased $23.8 million, or (9.0)%, primarily due to a decrease of $23.7 million in salaries and benefits, including stock-based compensation expense as we decreased headcount.

Sales and Marketing Expense

Three Months Ended October 31, 2022 and 2021
Sales and marketing expense increased $1.2 million, or 0.3%, primarily due to the following:

+    increase of $9.9 million in salaries and benefits, including stock-based compensation expense as we increased headcount
+    increase of $2.1 million in third-party hosting fees
-    decrease of $12.5 million in marketing programs, primarily due to non-cancellable costs incurred in connection with our annual user conference which was held in the third quarter of fiscal 2022. As the event was held virtually, we were unable to offset these costs with registration fees.

General and Administrative Expense

Three Months Ended October 31, 2022 and 2021
General and administrative expense increased $5.6 million, or 4.9%, primarily due to the following:

+    increase due to a $10.0 million impairment charge related to one of our office space leases
+    increase of $2.3 million in salaries and benefits as we increased headcount
-    decrease of $4.4 million in stock-based compensation expense, primarily due to the departures of certain executives in the first half of fiscal 2023
-    decrease of $3.6 million in third-party consulting services

Interest and Other Income (Expense), net

	Three Months Ended October 31,
(In thousands)	2022	2021
Interest and other income (expense), net
Interest income	$6,700	$888
Interest expense	(11,228)	(50,723)
Other income (expense), net	(3,945)	411
Total interest and other income (expense), net	$(8,473)	$(49,424)

Three Months Ended October 31, 2022 and 2021
Interest and other income (expense), net reflects a net decrease in interest expense of $41.0 million, primarily due to a decrease in non-cash interest expense of $39.7 million as a result of our adoption of ASU 2020-06 on February 1, 2022. Under ASU 2020-06, we are no longer required to record conversion option-related debt discounts on the Notes, which were previously amortized as non-cash interest expense over the maturity of each of the Notes.

Income Tax Provision

	Three Months Ended October 31,
(In thousands)	2022	2021
Income tax provision	$4,355	$5,532

Three Months Ended October 31, 2022 and 2021
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

Comparison of the Nine Months Ended October 31, 2022 and 2021

Revenues
(Dollars in millions)

Nine Months Ended October 31, 2022 and 2021
Total revenues increased $630.1 million, or 35.5%, primarily due to the following:

+    increase of $388.9 million, or 59.4%, in cloud services revenues
+    increase of $239.2 million, or 39.1%, in license revenues

Our transition to a cloud services delivery model has impacted, and it will continue to impact, the timing of our recognition of revenue as an increasing percentage of our sales becomes recognized ratably. The increase in cloud services revenues reflects the continued customer adoption of our cloud solutions. Our customers are increasingly purchasing our Splunk Cloud Platform service as it delivers the benefits of Splunk Enterprise, while eliminating the need to purchase, deploy and manage infrastructure. The increase in license revenues is a result of increased license bookings during the nine months ended October 31, 2022, as compared to the nine months ended October 31, 2021.

Cost of Revenues and Gross Margin
(Dollars in millions)

Nine Months Ended October 31, 2022 and 2021
Total cost of revenues increased $67.1 million, or 12.3%, primarily due to the increase in cloud services cost of revenues, as a result of our ongoing transition to a cloud services delivery model.

Cloud services cost of revenues increased $75.6 million, or 26.4%, primarily due to the following:

+    increase of $47.2 million related to third-party hosting fees to support increased customer adoption of our cloud services
+    increase of $12.0 million in third-party consulting services
+    increase of $10.6 million in salaries and benefits expense, including stock-based compensation expense as we increased headcount
+    increase of $5.8 million in depreciation and amortization expense

Total gross margin increased primarily due to the further optimization of our cloud infrastructure that supports the delivery of cloud services.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Nine Months Ended October 31, 2022 and 2021
Research and development expense decreased $17.9 million, or (2.3)%, primarily due to the following:

-    decrease of $11.8 million in salaries and benefits, including stock-based compensation expense, as we decreased headcount
-    decrease of $9.6 million in third-party hosting fees to support our product development efforts

Sales and Marketing Expense

Nine Months Ended October 31, 2022 and 2021
Sales and marketing expense increased $68.8 million, or 6.1%, primarily due to the following:

+    increase of $45.6 million in salaries and benefits, including stock-based compensation expense, as we increased headcount
+    increase of $16.4 million in travel-related expenses

+    increase of $7.8 million in third-party consulting services
+    increase of $7.5 million in employment-related expenses
-    decrease of $12.8 million in marketing programs, primarily due to non-cancellable costs incurred in connection with our 2021 user conference which was held virtually in the third quarter of fiscal 2022. As with our 2022 user conference, which was held in the second quarter of fiscal 2023, costs related to in-person events are largely offset by registration fees.

General and Administrative Expense

Nine Months Ended October 31, 2022 and 2021
General and administrative expense decreased $54.5 million, or (13.6)%, primarily due to the following:

-    decrease of $53.6 million in facility exit costs primarily due to the recognition of a loss on the termination of a lease in San Jose, CA during the nine months ended October 31, 2021
-    decrease of $9.6 million in third-party consulting services
+    increase due to a $10.0 million impairment charge related to one of our office space leases

Interest and Other Income (Expense), net

	Nine Months Ended October 31,
(In thousands)	2022	2021
Interest and other income (expense), net
Interest income	$12,919	$1,774
Interest expense	(34,796)	(123,326)
Other income (expense), net	(7,548)	334
Total interest and other income (expense), net	$(29,425)	$(121,218)

Nine Months Ended October 31, 2022 and 2021
Interest and other income (expense), net reflects a net decrease in interest expense of $91.8 million primarily due to a decrease in non-cash interest expense of $95.4 million as a result of our adoption of ASU 2020-06 on February 1, 2022; a net increase in interest income due to higher active investments in interest-bearing securities; and a net increase in other expense due to higher foreign currency transaction losses driven by strengthening of the U.S. dollar. Under ASU 2020-06, we are no longer required to record conversion option-related debt discounts on the Notes, which were previously amortized as non-cash interest expense over the maturity of each of the Notes.

Income Tax Provision

	Nine Months Ended October 31,
(In thousands)	2022	2021
Income tax provision	$15,652	$8,913

Nine Months Ended October 31, 2022 and 2021
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

Liquidity and Capital Resources

(In thousands)	October 31, 2022	January 31, 2022
Cash and cash equivalents	$832,929	$1,428,691
Investments, current	924,296	286,337
Investments, non-current	41,325	46,431

(In millions)

Our principal sources of liquidity are our cash and cash equivalents, investments and net accounts receivable. From time to time, we have also issued convertible debt to supplement our working capital. As of October 31, 2022, we had $1.8 billion of cash, cash equivalents and investments of which $316.5 million was held by foreign subsidiaries. We believe that these funds will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Nine Months Ended October 31, 2022 and 2021
Net cash provided by operating activities was $173.6 million for the nine months ended October 31, 2022 compared to net cash used in operating activities of $4.6 million in the prior year. The increase in net cash provided by operating activities was primarily due to higher cash collections from customers, driven by revenue growth, relative to payments to vendors and employees.

Investing Activities

Nine Months Ended October 31, 2022 and 2021
Net cash used in investing activities of $655.9 million during the nine months ended October 31, 2022 primarily consisted of marketable securities purchases of $636.0 million, net of maturities, purchases of property and equipment of $9.2 million, purchases of strategic investments of $6.4 million, and cash used for the development of internal-use software of $5.8 million.

Net cash used in investing activities of $344.8 million during the nine months ended October 31, 2021 primarily consisted of marketable securities purchases of $234.3 million, net of maturities, cash consideration paid relating to the TruSTAR acquisition, net of cash acquired, of $80.3 million, purchases of strategic investments of $15.5 million, and purchases of property and equipment of $9.8 million.

Financing Activities

Nine Months Ended October 31, 2022 and 2021
Net cash used in financing activities of $113.5 million during the nine months ended October 31, 2022 primarily consisted of taxes paid related to the net share settlement of equity awards of $163.5 million, offset by     proceeds from employee stock purchase plan of $48.6 million.

Net cash used in financing activities of $117.2 million during the nine months ended October 31, 2021 primarily consisted of $1.0 billion of repurchases of common stock and taxes paid related to the net share settlement of equity awards of $149.6 million, offset by net proceeds of $982.2 million from the issuance of the 2026 Notes, and proceeds of $48.2 million from our employee stock purchase plan.

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

Off-Balance Sheet Arrangements

During the nine months ended October 31, 2022 and 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Claims and reimbursements under indemnification arrangements have not been material to our condensed consolidated financial statements; therefore, there is no accrual of such amounts as of October 31, 2022. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2022, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Principal Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
•the impact of the COVID-19 pandemic on our business; and
•governmental export and import controls related to operation in international markets.

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

Historically we generated a majority of our revenues from sales of licenses, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. However, our revenue mix has shifted from sales of licenses to the delivery of cloud services and we expect it will continue to shift in favor of cloud services. Our transition to a predominately cloud services delivery model has impacted, and will continue to impact, our operating margins and revenue as an increasing percentage of our sales becomes recognized ratably. Our shift to a cloud services delivery model depends on customer choice. As a result, the pace of the shift may fluctuate and the mix of cloud services and license revenue may continue to vary from quarter to quarter. Therefore, our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited. We have also shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, we have seen the timing of our cash collections extend over a longer period of time with the transition to an annual billings model than it has historically. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, tax and accounting implications, pricing, and our costs. In addition, the metrics we use to gauge the status of our business model transition, and evaluate and describe our business, will continue to evolve over the course of this transition as significant trends emerge. If we do not successfully execute this transition, our business and future operating results could be adversely affected.

Our operating results may fluctuate significantly and our past operating results may not be a good indication of future performance.

Our revenues, operating margins, cash flows and other operating results have varied, and could in the future vary, significantly from period to period as a result of various factors, many of which are outside of our control. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance. For example, we generally recognize license revenues upfront and recognize revenues associated with our cloud services offerings ratably over the term of the agreement. At the beginning of each period, we cannot predict the ratio of orders with revenues that will be recognized upfront and those with revenues that will be recognized ratably that we will enter into during the quarter, due to the fact that our customers have the ability to choose between a term license and cloud subscription agreement. Our customers may choose shorter duration term licenses ahead of migrating to cloud subscriptions and may choose shorter duration cloud subscriptions when transitioning from on-premises to cloud services. Furthermore, toward the end of the second quarter, and continuing through the third quarter of fiscal 2023, we saw changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions and migrations to cloud services, and longer sales cycles. Additionally, certain customers have entered into shorter duration contracts than expected. The size of our licenses and orders varies greatly and can result in fluctuations in our revenues and operating results. A portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including agreements for our cloud services offerings and maintenance and support agreements. Consequently, a decline in business from such ratably recognized agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods.

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

Although our business has experienced significant growth, the rate of growth has fluctuated, and we cannot provide any assurance that our business will continue to grow at the same rate or at all. We have experienced and expect to continue to experience growth in our headcount and operations, including from acquisitions, which has placed and will continue to place significant demands on our management and our operational and financial systems and infrastructure. As of October 31, 2022, approximately 27.7% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture and values, the challenges of which may be exacerbated due to remote working conditions. In particular, we intend to continue to make direct investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $4.06 billion at October 31, 2022. Because our products and offerings, as well as the market for these products and offerings, continue to evolve, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance, particularly as our business model transitions. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, changes in our mix of revenues, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

We depend on the continued contributions of our leadership, senior management and other key personnel, the loss of whom could adversely affect our business. In September 2022, we announced the departure of Jason Child, Senior Vice President and Chief Financial Officer, whose employment with the Company terminated on November 1, 2022. Changes in our executive management team or key personnel could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. Changes to our executive management team or key personnel increase our dependency on other team members who remain with us. If we lose the services of any member of the executive management team or any key personnel, we may not be able to locate a suitable or qualified replacement, and we may incur additional expenses to recruit and train a replacement, which could severely disrupt our business and growth and could be particularly disruptive in light of the recent leadership transition. There is intense competition for executive management and it may take an extended period of time to find a candidate that meets our requirements if any of our executives depart unexpectedly. We do not maintain a key-person life insurance policy on any of our officers or other employees.

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance and other personnel, particularly in our sales and marketing, research and development, general and administrative, and professional service departments. There has been a dramatic increase in workers leaving their positions throughout our industry that is being referred to as the “great resignation,” and the market to build, retain and replace talent has become even more highly competitive. We face intense competition for qualified individuals from numerous software and other technology companies. In this period of the "great resignation," we have faced and may continue to face higher employee turnover rates. We may incur significant costs to attract and retain these qualified individuals, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. Further, our current and future office environments or flexible work policies may not meet the expectations of our employees or prospective employees. If we are unable to retain and motivate our existing employees and attract qualified employees who are capable of meeting our growing technical, operational and managerial requirements, we may be unable to manage our business effectively, which could adversely affect our business, results of operations and financial condition.

We continue to be substantially dependent on our sales force to effectively execute our sales strategies to obtain new customers and to drive additional use cases and adoption among our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. Attrition rates are still historically high, which could impact our business. In addition, as we continue to grow rapidly, a large percentage of our sales force is new to the company and our offerings. As our sales strategies evolve and offerings expand, additional training for new hires and our existing team may be required for our sales force to successfully execute on those strategies. We periodically adjust our sales organization and our compensation programs as part of our efforts to optimize our sales operations to grow revenue, drive incremental growth and support our business model transition. If we have not structured our sales organization or compensation for our sales personnel in a way that properly supports our company’s objectives, or if we fail to make changes in a timely fashion or do not effectively manage changes, our revenue growth could be adversely affected. Our growth creates additional challenges and risks with respect to attracting, integrating and retaining qualified employees, particularly sales personnel. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected. Our sales and marketing expenses represent a significant percentage of our total expenses, and our business, results of operations, and financial condition may suffer if our sales and marketing expenditures do not contribute to increasing revenue as we anticipate.

In addition, we rely upon equity compensation to help attract, motivate and retain our employees, executive officers and directors, and to align the interests of our employees, executive officers and directors with our stockholders, and any failure to design and implement a compensation program that achieves these objectives, may harm our business, results of operations, financial condition or cash flows.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our offerings, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we have engaged in, and may need to engage in the future, in equity, equity-linked or debt financings to secure additional funds. A significant disruption of global financial markets could further reduce our ability to access capital, which could negatively affect our ability to secure these additional funds, or such funds may be on terms that are significantly less favorable to us. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For example, if we elect to settle our conversion obligation under the Notes in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, or otherwise reduce operational flexibility. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected, or we may need to accept less favorable terms, which could increase our cost of capital, reduce our cash balances or otherwise restrict our ability to grow.

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

Factors Related to the Economy and the Markets in which We Operate

Prolonged economic uncertainties or downturns could materially adversely affect our business.

Prolonged world-wide economic uncertainties or downturns could adversely affect our business operations or financial results, including financial and credit market fluctuations, changes in economic policy, increased inflation and responsive actions, including rising interest rates, labor shortages, supply chain disruptions, trade uncertainty, changes in tariffs, sanctions, international treaties, other trade restrictions, natural disasters, outbreaks of pandemic diseases such as COVID-19, political unrest and social strife, acts of terrorism, armed conflicts, such as the war in Ukraine, and other global conflicts or other impacts from the macroeconomic environment. These macroeconomic conditions have caused and could continue to cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

These conditions, including further supply chain disruptions due to the war in Ukraine and any indirect effects, could make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our offerings, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.

We have a significant number of customers in the business services, energy, financial services, healthcare and pharmaceuticals, technology, manufacturing, media and entertainment, online services, retail, telecommunications and travel and transportation industries. A substantial downturn in any of these industries may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. Toward the end of the second quarter, and continuing through the third quarter of fiscal 2023, we saw changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions and migrations to cloud services, and longer sales cycles. In addition, certain customers have entered into shorter duration contracts than expected. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings.

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

The COVID-19 pandemic continues to affect, how we and our customers and partners are operating our businesses, and the duration and extent to which this will continue to impact our business, results of operations and cash flows is uncertain. Related to this uncertainty, certain customers in the past have, and may again in the future, decrease or delay their information technology spending, purchase shorter term contracts or request payment concessions, any of which could result in decreased revenue and cash flows for us. We may experience customer losses, including due to bankruptcy or our customers ceasing operations, which may result in an inability to collect receivables from these customers. A decline in revenue or the collectability of our receivables would harm our business. In addition, the ongoing COVID-19 pandemic continues to disrupt the operations of our customers and partners, including as a result of supply chain disruptions and financial market fluctuations, and the timing and trajectory of the global economic recovery, which could all negatively impact our business and results of operations, including cash flows. While the global economy is reopening in various parts of the world, some countries and locations are reinstating lockdowns and other restrictions that make a recovery still difficult to predict.

The nature and extent of the long-term impact of the ongoing COVID-19 pandemic on our customers and our customers’ response to the ongoing COVID-19 pandemic is difficult to assess or predict, and we may be unable to accurately forecast our revenues or financial results or other performance metrics, especially given that the long term impact of the pandemic remains uncertain. Our actual results could be materially above or below our forecasts, which could disappoint analysts and investors and/or cause our stock price to decline.

In light of the uncertain and fluid situation relating to the ongoing COVID-19 pandemic, and changing public health recommendations, we continue to take precautionary measures intended to minimize the risk of the disease to our employees, our customers, and the communities in which we operate, which could negatively impact our business. Although we continue to monitor the situation and will adjust our current policies as information and public health guidance continues to become available, including ongoing progress made through vaccinations and changes due to emerging variants, continued precautionary measures could negatively affect our customer success efforts, employee productivity and retention, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, including as a result of continuing travel restrictions and limitations, any of which could harm our business and results of operations. Additionally, with many of our employees continuing to work remotely, we are at increased risk of cyber security-related breaches. We continue to take steps to monitor and enhance the security of our systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work at times requires additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, IT infrastructure networks, and data upon which we rely. The ongoing COVID-19 pandemic also continues to have long-term effects on the nature of the office environment and remote working, which continue to bring changes to our real estate lease assets.

It is not possible at this time to estimate the long-term impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which remain highly uncertain and still cannot be predicted. Furthermore, due to our shift to a cloud services delivery model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.

In September 2021, the Biden Administration announced its Path Out of the Pandemic: COVID-19 Action Plan. As part of that plan, the President signed an Executive Order, and related guidance was published that, together, require certain COVID-19 precautions for federal contractors and their subcontractors, including mandatory COVID-19 vaccines for employees (subject to medical and religious exemptions). The Biden Administration’s vaccination requirement for federal contractors is currently stayed in various parts of the country. We continue to evaluate the potential impact of this Executive Order on our business. If the federal contractor vaccine mandate moves forward, despite recent increases in vaccination rates, we may experience constraints on our workforce and the workforce of our supply chain, which could require us to adapt our operations, and could have an adverse effect on our business.

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

We typically enter into agreements for our license offerings, cloud services, and maintenance and support services, which customers have discretion to renew or terminate at the end of the initial term. In order for us to improve our operating results, it is important that new customers enter into renewable agreements, and our existing customers renew, upgrade and expand their agreements when the initial contract term expires. Our customers have no obligation to renew, upgrade or expand their agreements with us after the terms have expired. Our customers’ renewal, upgrade and expansion rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of general economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. Toward the end of the second quarter, and continuing through the third quarter of fiscal 2023, we saw changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions and migrations to cloud services, and longer sales cycles. In addition, certain customers have entered into shorter duration contracts than expected. If our customers do not renew, upgrade or expand their agreements with us or renew on terms less favorable to us, our revenues may decline.

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

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. This variation is due to numerous factors, including in the expansion of our offerings and new pricing models, as well as the potential for different buying centers for the same offering. In addition, Splunk Cloud Platform has generated interest from our customers who are also considering purchasing and deploying Splunk Enterprise on-premises. In some cases, our customers may wish to consider a combination of these offerings, potentially further slowing our sales cycle. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, an existing customer will convert from a perpetual license to term license or to cloud services, we will make a sale with a potential customer, or a user of a trial version of one of our offerings will upgrade to the paid version of that offering. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. For example, toward the end of the second quarter, and continuing through the third quarter of fiscal 2023, we saw changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions and migrations to cloud services, and longer sales cycles. Additionally, certain customers have entered into shorter duration contracts than expected. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenues from that transaction are lost or delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term (subject to rising fixed costs in the longer term as discussed above), our operating results will suffer if revenues fall below our expectations in a particular quarter.

Our international sales and operations subject us to additional risks and challenges that can adversely affect our business operations and financial results.

During the three months ended October 31, 2022, we derived approximately 26% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. Additionally, we currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to new or existing customers to the same degree we have experienced in the United States.

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

•changes in underlying regulatory requirements that vary across the geographies in which we operate, which could increase costs and compliance risks, including, but not limited to, the Biden Administration’s Executive Order 14028, “Improving the Nation’s Cybersecurity,” and the Cyber Incident Reporting for Critical Infrastructure Act of 2022;

•compliance with agency software security and maturity model requirements promulgated in response to the US Office of Management and Budget memos M-21-31 and M-22-18;

•changes in the government’s attitude towards the capabilities that we offer, especially in the areas of national defense, cybersecurity, and critical infrastructure;

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

•ability to achieve or maintain one or more government certifications, including, but not limited to, the U.S. DoD Cybersecurity Maturity Model and the U.K. Ministry of Defence Cyber Essentials Plus certifications, the US FedRAMP High authorization, the Japanese Government’s Information System Security Management and Assessment Program, and our existing FedRAMP Moderate, IL5 and IRAP authorizations;

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

Factors Related to IT, Privacy and Data Security

If we or our third-party service providers experience a security breach or incident, including supply chain attacks, or unauthorized parties otherwise obtain access to our customers’ data, our data, or our cloud services, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, and we may incur significant liabilities.

Our offerings involve the storage and transmission of data, and security breaches and incidents could result in unauthorized access to, or the loss, destruction, misuse, disclosure, modification, corruption, or unavailability of, this information, litigation, indemnity obligations, fines, penalties and other liability. In addition, defects in our offerings, including any systems, software, equipment, networking configurations or other aspects of their environments or deployments, may make them vulnerable to security breaches or attacks if their offerings operating controls fail or their source code is accessed or exploited. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or our customers’ data or to disrupt our ability to provide services. There is also a danger of industrial espionage, misuse, fraud, theft of information or assets (including source code), or damage to assets by people who have gained access (authorized or unauthorized) to our facilities, systems or information. Because there are many different techniques used to obtain unauthorized access to systems and data, and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and incidents and proactively implement adequate preventative measures. Additionally, with many of our employees continuing to work remotely, we face an increased risk of attempted security breaches and incidents. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud services offerings, our security measures or those of our third-party service providers could be breached or otherwise fail to prevent unauthorized access to or disclosure, modification, misuse, loss or destruction of such information. Computer malware, ransomware, cyber viruses, social engineering (phishing, smishing and vishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. The frequency and sophistication of these malicious attacks has increased, and it appears that cyber crimes and cyber criminal networks, some of which may be state-supported, have been provided substantial resources and may target U.S. enterprises or our customers and their use of our products. Furthermore, the risk of state-supported and geopolitical-related cyber attacks may increase in connection with ongoing global geopolitical tensions, such as the war in Ukraine and any related political or economic responses and counter-responses. In the past, we have had to take corrective action against cyber attackers to protect our cloud environment. In addition, we do not directly control content that customers store in our offerings. If customers use our offerings for the transmission or storage of personal information or other sensitive types of information and our security measures are, or are believed to have been breached or otherwise to have failed as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

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

Data privacy and security have become significant issues in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements, industry standards, or our internal practices. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain types of information. For example, on January 1, 2020, the California Consumer Privacy Act (“CCPA”) went into effect. The CCPA requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (“CPRA”), which modifies the CCPA, was approved by California voters in the November 3, 2020 election, creating obligations relating to consumer data beginning on January 1, 2022, with enforcement anticipated to commence July 1, 2023. Further, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (“CPA”), which takes effect on July 1, 2023. Additionally, in March 2022, Utah enacted the Utah Consumer Privacy Act (“UCPA”), which takes effect on December 31, 2023, and in May 2022, Connecticut enacted the Act Concerning Personal Data Privacy and Online Monitoring (“CPOMA”), which takes effect on December 31, 2023. The CDPA, CPA, UCPA, and CPOMA share similarities with the CCPA, the CPRA, and legislation proposed in other states. The U.S. federal government also is contemplating federal privacy legislation. The effects of recently proposed or enacted legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

The United Kingdom enacted a Data Protection Act in May 2018 that substantially implemented the GDPR, and has implemented legislation referred to as the “UK GDPR” that generally provides for implementation of the GDPR in the United Kingdom and provides for a similar penalty structure. On June 28, 2021, the European Commission announced a decision that the United Kingdom is an “adequate country” to which personal data could be exported from the EEA, but this decision must be renewed and may face challenges in the future, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. Additionally, we cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated in the future. Our EMEA headquarters is in London, causing these areas of uncertainty with respect to United Kingdom data protection law and cross-border personal data transfers to be particularly significant to our operations. Some countries also are considering or have enacted legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services outside of the United States.

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

We have been and may continue to be required to spend significant resources to defend, monitor, and protect our intellectual property rights, such as by initiating claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. However, we may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be adequate to compensate us for the harm suffered. Additionally, we may provoke third parties to assert counterclaims against us. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may adversely affect our business operations or financial results. For any of these reasons, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology or use of our brand, and our business might be adversely affected.

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

In addition to our direct sales force, we use partners, such as distributors and resellers, to license, provide professional services and support our offerings. Historically, we have relied on a limited number of such partners for a substantial portion of our total sales, particularly in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions, and for sales to government agencies. For example, sales through our top two partners represented 43% of our revenue in the three months ended October 31, 2022. We expect that sales through partners in all regions will continue to be a significant portion of our revenues for the foreseeable future. As changes in our partner strategy are implemented, including potentially emphasizing partner-sourced transactions, results from sales through our partners may be adversely affected.

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

•actions instituted by activist shareholders or others that could disrupt our ongoing business, divert resources, increase our expenses and distract our management;

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

In addition, the stock markets, and in particular the market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the financial performance of those companies. In the past, following periods of market volatility, securities class action litigation and stockholder derivative litigation have often been instituted. In December 2020, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against us, our former Chief Executive Officer and our former Chief Financial Officer alleging violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for allegedly making materially false and misleading statements regarding our financial guidance and the complaint was later amended to expand the class period and alleges that defendants made materially false and misleading statements regarding our marketing efforts, hiring practices, and retention of personnel. In addition, several derivative lawsuits related to the securities class action have been filed in the U.S. District Court for the Northern District of California, the California Superior Court, San Francisco County, and the Court of Chancery of the State of Delaware. In April, July and August, 2022, the board of directors received several demands made on behalf of stockholders to inspect the books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law. The demands seek records related to the board and to the allegations at issue in the underlying putative class action. For further information on these and other matters, see Note 3 “Commitments and Contingencies ─ Legal Proceedings” in our accompanying Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

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

We are subject to federal, state and local taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes as there are many activities and transactions for which the ultimate tax determination is uncertain. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position is not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. At any given time, we are subject to routine inquiries from taxing jurisdictions worldwide and are working to resolve these various routine questions and potential errors. Our financial statements reflect our best judgment of needed reserves to cover known contingencies, but there can be no assurances on the final outcome of any tax assessment. Our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by challenges to our intercompany relationships and transfer pricing arrangements, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. Furthermore, many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new tax laws that could increase our tax liabilities in countries where we do business, including a global minimum tax of 15%.

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

In addition, as we identify ESG topics for voluntary disclosure and work to align with the recommendations of the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (“TCFD”), the International Sustainability Standards Board’s (“ISSB’s”) and Sustainability Accounting Standards Board (“SASB”) standards, and our own ESG assessment of priority of issues, we have expanded and, in the future, may continue to expand our disclosures in these areas. Statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our ESG-related data, processing and reporting are incomplete or inaccurate, or if we fail to achieve progress on our metrics on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

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

10.1
Agreement, dated as of September 7, 2022, by and between Splunk Inc. and Hellman & Friedman Advisors LLC (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on September 9, 2022).

10.2#	2012 Employee Stock Purchase Plan, as amended.

10.3#	Amendment to Employee Offer Letter between the Company and Jason Child dated as of September 26, 2022.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 1, 2022

SPLUNK INC.

	By:	/s/ Gary Steele
Gary Steele
President and Chief Executive Officer
(Principal Financial Officer)