Form 10-K
period 2023-01-31
SPLUNK INC
filed 2023-03-23
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: January 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant was $13.1 billion, based on the number of shares held by non-affiliates and the last reported sale price of the registrant’s common stock on July 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter).

The number of shares outstanding of the Registrant’s Common Stock as of March 14, 2023 was 165.5 million shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

Splunk Inc.

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including but not limited to the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “predict,” “intend,” “may,” “might,” “plan,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•our future financial and operating results; including trends in and expectations regarding revenues, annual recurring revenue, deferred revenue, remaining performance obligations, operating margins, gross margins, cash flow, operating income and the proportion of transactions that will be recognized ratably;
•the effects of the macroeconomic environment and the novel coronavirus (“COVID-19”) pandemic on our business and operations and those of our customers, including impacts on information technology and cybersecurity spending;
•market opportunity;
•expected benefits to customers and potential customers of our offerings;
•investment strategy, business strategy and growth strategy, including our business model and the use of acquisitions to expand our business;
•our sales and marketing strategy, including our international sales, and channel partner strategy;
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

Item 1. Business

Overview

Splunk helps customers build a safer and more resilient digital world. We deliver innovative solutions that enable organizations to harness the value of their data to help keep their digital systems secure, available and performant. As organizations’ reliance on resilient systems continues to increase, it is critical that they keep pace with increasing complexity and potential vulnerabilities associated with these systems. Our solutions for security and observability empower Security Operations (“SecOps”), IT Operations (“ITOps”), and Development Operations (“DevOps”) teams to maintain resilient systems by monitoring and securing them more quickly and efficiently. We also believe our offerings empower operational transformation, helping customers move from reactive, non-scalable and ineffective approaches to proactive, automated, and machine learning (“ML”)-assisted processes that drive better outcomes even as the scale and complexity of their technology continue to grow.

We believe that the increasing reliance on digital systems has made the resilience of these systems mission-critical for nearly every organization and the sustained ongoing importance of digital systems amidst the evolving threat landscape further elevates Splunk’s central role in enabling secure and reliable operations for our customers.

Splunk Products

Overview

Splunk offers the Unified Security and Observability Platform, which is comprised of the following:

Splunk Security Includes Splunk Enterprise Security (“SIEM”), Splunk Security Orchestration, Automation and Response, Splunk User Behavior Analytics, Splunk Attack Analyzer and Splunk Mission Control. Splunk Security helps security leaders fortify their organization’s digital resilience by effectively mitigating cyber risk and meeting compliance requirements. SecOps leaders can achieve this by leveraging Splunk Security to scale the SecOps team capability in order to rapidly detect, investigate and respond to sophisticated threats with advanced analytics, automation and a unified security operations experience.

Splunk Observability Includes Splunk IT Service Intelligence, and Splunk Observability Cloud, which provides fully integrated capabilities for Splunk Application Performance Monitoring (“APM”), Splunk Infrastructure Monitoring, Splunk Real User Monitoring (“RUM”), and Splunk Synthetic Monitoring. Splunk Observability provides complete visibility across the full stack of infrastructure, applications and the digital customer experience, so customers maintain continuous health, reliability and performance of their business and the applications and infrastructure that it runs on.

The solutions that comprise our Splunk Security and Splunk Observability products are powered by the Splunk platform - an extensible, configurable platform that supports expansive data collection and instrumentation, at scale. The Splunk platform provides a wide range of interfaces for administrators, data engineers, analysts, and end users for data preparation, investigation, and visualization. Organizations can also execute unified search queries across datasets in multiple Splunk instances - on-premise and in the cloud - as well as third party data stores. Extensive ML capabilities, including out-of-the-box algorithms optimized for common data types, deliver more accurate and actionable insights. Pre-built ML algorithms and model development capabilities allow data scientists to develop and deploy customized algorithms and models to their custom security and observability use cases.

In addition, our field organization, partners and customers build content on Splunk to address a broader range of security and observability use cases, extending the power of Splunk, and accelerating time to value for customers.

We believe that Splunk’s Unified Security and Observability Platform offers a unique breadth and depth of capabilities which delivers best in class outcomes for customers. With Splunk, SecOps, ITOps and DevOps teams get industry analyst recognized, market-leading security and observability solutions. Splunk also helps drive better alignment and collaboration across these teams, thereby simplifying detection, investigation and response.

Our products are designed to give organizations comprehensive data visibility from across their on-premise, cloud and edge data sources with full fidelity, at scale. Combined with the tools for rapid detection, investigation and response, organizations are able to respond more quickly and accurately, reducing mean time to detect (“MTTD”) and mean time to respond (“MTTR”). Splunk also enables organizations to create process and cost efficiencies by optimizing the collection, distribution and storage of data, reducing data duplication, and simplifying data reuse across multiple use cases for security and observability.

Splunk products are delivered as either cloud services or on-premise licensed software (“license offerings”) that customers deploy in their own environments. We believe that the unique capabilities, rapid delivery, and streamlined adoption that cloud services enable make them the best delivery model for us and the majority of our customers. Accordingly, we will deliver a growing number of our offerings as cloud services to take full advantage of cloud capabilities like elastic scalability while maximizing the rate at which new features are released and adopted.

Splunk Security

Splunk Security helps SecOps leaders mitigate cyber risk and comply with regulatory requirements, while enabling them to streamline security operations, increase productivity, prevent analyst fatigue and accelerate threat detection investigation and response (“TDIR”). Splunk Security reduces alert noise, replaces swivel-chair security management with one common security work surface, and automates manual and repetitive tasks. SecOps leaders leverage Splunk Security to establish modern data-centric security operations centers that improve every aspect of TDIR and maximize return on security investments. Customers use Splunk Security to address a wide range of use cases including:

Security monitoring Enhance the coverage of potential attack vectors and analyze a continuous stream of near-real-time data for threats and other potential security issues. With comprehensive data visibility across on-premise, cloud and edge, SecOps teams can investigate and analyze alerts and incidents for faster detection and response.

Incident management Quickly investigate threats and gain an understanding of incidents. Built-in advanced analytics detect suspicious patterns and categorizes them by potential severity, so SecOps teams can focus on the critical incidents. Rapid search capabilities with automated out-of-the-box content, aligned with industry frameworks, accelerates investigation and response times.

Threat hunting Analyze malicious activities and determine the scope of incidents, faster. SecOps teams can leverage Splunk’s searches across petabytes of data to perform in-depth threat hunting and analysis. Splunk also provides continually updated out-of-the-box detections, integrated threat intelligence, and ML models that accurately detect, contextualize and prioritize known and unknown threats by organizational risk.

Advanced and insider threat detection Discover abnormalities and unknown threats that remain undetected by traditional security tools through early and rapid behavior-based analysis. Risk-based alerting and streaming analytics enables attributing risk to users and systems, map alerts to cybersecurity frameworks and trigger alerts when risk exceeds thresholds.

Compliance Centralize cyber-hygiene initiatives and the operational overhead needed to demonstrate adherence to compliance requirements and accelerate incident response investigation efforts. Splunk provides a highly efficient and secure solution, with real-time posture and insights across IT resources and security controls to clear compliance and pass audits with minimal effort, regardless of mandate or regulatory framework.

Automation and orchestration Provide security operations centers advanced orchestration, automation and response capabilities by integrating teams, processes and tools. SecOps teams can hunt, detect, investigate, manage, contain and remediate threats from a unified security operations platform, enabling faster investigation and response.

Splunk Observability

Splunk Observability provides real-time performance monitoring and analysis of infrastructure, application, digital customer experiences and business services, based on open standards and instrumentation. With Splunk, ITOps and DevOps teams gain full control of their data, analyze in full-fidelity and avoid vendor lock-in. Built-in guided root cause analysis helps teams reduce MTTD/MTTR and prevent issues prior to impacting customers. Splunk Observability enables IT and business stakeholders to understand how their business is performing in real-time. With Splunk Observability, ITOps and DevOps teams can quickly resolve issues, improve reliability on an ongoing basis and make smarter business decisions. Customers use Splunk Observability to address a range of use cases including:

Proactive outage prevention ML-driven alerting uses dynamic and custom data thresholds, and the live status of business service key performance indicators (“KPI”) to forecast how a business service will perform in the short term. This enables ITOps teams to get ahead of potential customer impacting outages and helps them ensure better service reliability.

Service Monitoring to Align IT with the Business Services oriented monitoring and executive dashboards enable ITOps teams to show their impact on business outcomes. ITOps and business leaders can better align by leveraging a single, up-to-the-minute view of how critical services are performing with dedicated service and KPI health scores.

Alert noise reduction Leverage Splunk ML capabilities to group and prioritize alerts from across multiple data sources. ITOps teams can thus quickly prioritize alerts in terms of impact, significantly reduce alert noise, thus fixing performance issues faster.

Log analytics for IT troubleshooting ITOps can aggregate log data from multiple sources and domains at massive scale, with full fidelity. This enables teams to troubleshoot application and business service issues from a single source of truth for logs, accelerating investigation and response.

Extend visibility from on-premises to the cloud DevOps teams moving workloads to the cloud gain visibility across on-premises, and cloud-native environments. By using telemetry data that is already sent to Splunk (logs) alongside new types of telemetry data that are commonly used in clouds (metrics and traces) in the same dashboards and workflows, DevOps teams gain insight into their hybrid cloud environments.

Isolate problems in cloud native environments Cloud-native environments introduce unmatched scale and complexity that traditional monitoring tools cannot handle, and that make it difficult for DevOps teams to troubleshoot when an issue occurs. Splunk Observability processes in real-time all the telemetry data and uses ML-guided workflows to help DevOps teams quickly and confidently detect, troubleshoot, and isolate issues faster.

Understand business impact of changes Deploying frequent code changes increases the risk for new errors, latency, or outages that can impact service performance, customer experience, and business outcomes. With Splunk Observability, DevOps teams can understand how each change impacts the business, and prioritize any issues that may arise by business importance. DevOps can more confidently deploy new changes and improvements to customers faster than ever, thereby creating more business value.

Empower developers & site reliability engineers with self-service observability Splunk Observability enables DevOps teams to easily monitor and troubleshoot their applications, while adhering to centralized policies. Our solutions empower them to use open standards to send telemetry data with minimal effort, get out-of-the-box dashboards and alerts based on industry best practices, and efficiently work together for faster troubleshooting. The built-in access and usage controls enable organizations to maintain operational efficiency and safeguard sensitive data.

Customer and Partner Solutions

Splunk provides application programming interfaces (“API”), software development kits (“SDK”), and other interfaces that enable our network of third-party developers, partners, and customers to build content that configures and extends our solutions to accommodate specific use cases. This range of content includes pre-built data inputs, workflows, searches, reports, alerts, custom dashboards, flexible user interface components, custom data visualizations, and integration actions and methods. Content can be built for a customer’s or partner’s own internal use, or it can be made generally available for download, in free or premium offerings, from within the Unified Splunk Security and Observability Platform, and via Splunkbase, an online community and marketplace for developers, partners, and customers to share apps and add-ons. Over 2,800 apps and add-ons are currently available on Splunkbase, most of which are built and maintained by third parties. These apps and add-ons help drive faster time-to-value, and simplify extending the power of Splunk to address more security and observability use cases.

We do not receive any material revenues from the sale of apps or add-ons by third-party application providers. Many apps and add-ons posted to Splunkbase are provided at no additional cost to users. Partner apps and add-ons listed on Splunkbase that are not free are primarily licensed directly by the third-party to the end user.

Customer Success

While customers can readily utilize our products, our customer success team develops scalable offerings that span the customer journey. These offerings include adoption and implementation services, education services, and customer support services that are tailored to scale to our customers’ size and maturity.

Adoption and Implementation Services

Our customer success planning includes on-boarding and adoption best practices on our offerings for all customers, using an outcome-focused approach. Our prescriptive adoption guidance and success planning are targeted to the specific security and observability use cases, spanning a wide variety of industries. customers have several ways to engage our experts: through customer success manager guidance, a catalog of on-demand services, expert and solution-oriented subscription services, or traditional project-based implementation services.

Education Services

We work with customers and partners to help users gain proficiency and build the skills critical to achieving their business outcomes with Splunk. Our Education services include comprehensive curricula, learning paths, live lab environments for teams to practice and learn, and exams and industry recognized certifications to help validate teams’ progress. The learning paths are modularized, leveled (from foundational and basic to expert), role-based, and technology/domain focused to ensure development of critical skills. We offer flexible learning solutions that span from self-paced eLearning to instructor-led sessions, and hands-on lab environments, all of which are available to and through our expanded learning ecosystem comprising a global network of Splunk instructors, authorized learning partners, higher-education institutions and online learning providers.

Customer Support

We provide support and maintain our products through a combination of unspecified software updates, maintenance releases and patches, and access to our technical support services delivered over the term of a customer’s contract. Customers receive access to subject matter experts for critical issues, direct telephone support, access to online support, and software upgrades. Our customer support organization has global coverage capabilities, delivering support with deep expertise in our products, complex IT environments and associated third-party infrastructure.

Our customer support organization offers standard and premium service levels. Premium is an upgraded level of support that provides customers with priority response, update times, and targeted fix or workaround service level objectives for all case priorities.

Our Growth Strategy

The key elements of our growth strategy are:

Continued adoption of our cloud services Cloud services represent an important source of growth for Splunk and our partners. Our existing cloud services customers have accelerated their time to value and achieved lower total cost of ownership as compared to our license offerings. Given our existing customers’ success adopting our cloud services offerings, we will continue to invest heavily in acquiring new cloud services customers and will support existing license customers’ migrations to our cloud services offerings.

Customer-driven delivery model We believe customers will continue to have a mix of deployments across their business: on-premise, hybrid, cloud, and multi-cloud, and in order for them to achieve digital resilience, they need full visibility into those diverse environments. Our ability to offer solutions that span on-premise and cloud is a competitive advantage to Splunk as we enable customers to gain visibility and increase their digital resilience regardless of where they are on their cloud journey. As such, we will continue to invest in our license offerings to enable both standalone consumption and hybrid Splunk deployments that span customer on-premises and cloud environments to serve our customers.

Expand the Splunk value proposition with broader and deeper capabilities We will continue to focus our product strategy and go-to-market approaches on users of Splunk Security and Splunk Observability and we will expand the Splunk platform that serves them. We intend to deliver new and enhanced capabilities, as well as services that provide faster time-to-value and easier adoption and expansion. We also plan to deliver new features tailored to meet the specific needs of users, including more comprehensive data reach, more powerful analytics, and ML automation capabilities. While we are focused on extending our industry analyst-recognized leadership across security and observability, our customers benefit from even greater value when multiple organizations are generating insights using the Splunk platform.

Global Expansion We continue to invest in go-to-market, operations and infrastructure to deliver our services to customers in targeted countries across multiple geographies. Splunk has had success in global expansion as evidenced by our increased mix of revenues outside of the U.S., and we continue to see this as a significant growth opportunity.

Research and Development

We invest substantial resources in research and development to enhance our offerings, develop new end-market specific solutions and apps, conduct software and quality assurance testing and improve our core technology. Our technical staff monitors and tests our software on an ongoing basis, and we maintain a regular release process to refine, update, and enhance our existing offerings. We enhance and expand our offerings based on customer feedback, our own research and development efforts and through acquisitions and investments. We have made a number of acquisitions in the past and will continue to evaluate acquisition opportunities that can accelerate the delivery of new capabilities, entry into new market segments and our technical expertise.

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

Generally, we retain ownership of software we develop. All software is licensed to users and primarily provided in object code or as a cloud service pursuant to browser-wrap, embedded or on-line license or services terms, or signed customer agreements. These agreements generally contain restrictions on duplication, disclosure, reverse engineering, transfer and license circumvention.

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

Sales and Marketing

Our sales and marketing strategies are closely aligned to expand market awareness, generate our sales pipeline, and cultivate customer relationships to drive revenue growth and enablement for adoption and customer success.

Sales

We sell our offerings directly through field and inside sales and indirectly through different routes to market with a community of partners. These partners include but are not limited to leading, global service integrators, managed services partners, and resellers. We gather prospects through a broad range of marketing campaigns, programs and events. Our sales development teams handle lead qualifications. Large or complex transactions generally are handled by our globally distributed direct field sales teams. Our sales engineers help define customer use cases, pre-sales qualification and evaluation.

Our field sales teams are organized geographically across the Americas, Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). We also have a dedicated sales team focused on public sector customers, which includes United States federal, state and local government entities, colleges and universities, and not-for-profits.

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

Marketing

We focus our marketing efforts on generating opportunities for our sales team and partners, increasing awareness of the Splunk brand, driving widespread adoption, and communicating product advantages and business benefits. We market our offerings as targeted solutions for specific use cases and as an enterprise solution for a broad range of data and use cases. We engage with existing and potential customers to provide community-based education and awareness and to promote expanded use of our products by these customers. We utilize business press, technology press, industry analysts and influential voices to create awareness for Splunk in our target markets. We host a number of events across our sales regions to engage with both existing customers and new prospects, as well as deliver product training. We host our annual user conference, “.conf” and multiple partner forums as other ways to support the Splunk community to foster collaboration and help our customers drive further business results.

Partner Network

Splunk’s partner ecosystem creates solutions focused on customer business outcomes by delivering impactful, multi-dimensional solutions across industries and regional theaters. Partners can untap new markets, customers, and data streams with new product innovations. We believe establishing a culture of co-innovation that drives repeatability is foundational to making Splunk broadly available. As such, Splunk shifted the focus to partners that deliver value through building, selling, advising, servicing and delivering managed services to drive higher partner and customer adoption across our offerings. The new Splunk Partnerverse program anchors our partner strategy. Splunk Partnerverse builds on Splunk’s global brand, expands our customer reach through partners, and reinforces Splunk as both cloud-ready and partner friendly. There are three program objectives:

•Serve all Splunk partners through one program that enables and promotes a cloud-first partner network

•Differentiate partners in the market through Splunk Partnerverse badging that recognizes a partner’s training, expertise, and repeatable success across multiple industries and solutions

•Amplify Splunk partners’ validated expertise and Splunk-based offerings via the Partner Solutions Catalog and Splunkbase so that customers can easily find the right partners

Splunk organized its partner strategy to align and support all partner types with a focus on the connected ecosystem and partner-centric routes to market:

Cloud service providers (“CSP”) Strong partnerships with CSPs (e.g., Amazon Web Services and Google Cloud) are the cornerstone of our cloud services. The online storefront known as a cloud marketplace offers customers an alternate way to conduct transactions. Today our marketplace business is driven primarily by customer demand and we will meet our customers where and how they want to buy. We are coordinating product development, sales efforts, and ongoing marketing efforts with these key partners to promote our products running on a CSP’s infrastructure.

Global systems integrators and managed services providers These partners support planning, implementation, and management of end-to-end business solutions tailored to specific customers, segments, and industry verticals. We focus on full-stack market solutions that partners manage to ensure our customers have access to the best expertise, technology, and solutions for optimal performance, security, and technology operations. We are working with this partner set to develop and deploy Splunk platform-based solutions to their customers, extending our overall market reach and total addressable market. We further intend to establish select core business groups to increase our joint selling opportunities, explore new solutions, and promote Splunk’s strength in Security and Observability.

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

We also continue to support the growth of the Splunk Community, with local Splunk User Groups around the world and a growing collection of Splunk-sponsored events, such as .conf, and other regional and local events.

Customers

As of January 31, 2023 we have customers in more than 130 countries and our offerings have been deployed by over 90 of the Fortune 100 companies. We provide offerings to customers of varying sizes, including enterprises, educational institutions and government entities. Our current customer base spans numerous industry verticals, including education, financial services, government, healthcare/pharmaceuticals, industrials/manufacturing, media/entertainment, retail/ecommerce, technology, and telecommunications. Please refer to Note 9 “Revenues, Accounts Receivables, Deferred Revenue and Remaining Performance Obligations” of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion of our customers and concentration of revenue and receivables.

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

Environmental, Social, and Governance

Our board of directors works closely with management to oversee ESG, with each of our four board committees dedicated to areas of the program associated with their respective areas of responsibility. In fiscal 2023, we continued to integrate ESG across the business by implementing robust reporting systems, quality assurance and controls, and integrating cross-functional oversight of non-financial data and disclosures. This work lays the foundation for data-driven program management, metrics and disclosures. In terms of climate change, we have been intensely focused on developing our climate strategy since we announced our climate commitments near the end of fiscal 2022. We are assessing climate risks and opportunities, modeling climate scenarios, analyzing potential net zero transition pathways, and evaluating our second suite of science-based climate targets. Also in fiscal 2023, we published our second annual Global Impact Report, which covers the four priority areas that matter most to our stakeholders and the business: data responsibility, environmental sustainability, ethical and inclusive growth, and social impact.

Human Capital

Human capital management is foundational to the Ethical and Inclusive Growth pillar of our Global Impact Strategy. At the core of Splunk, we are a people-centric company. We believe that the best way to continue to deliver customer success and the best products and services is to focus on attracting and developing the most qualified candidates to join our team (based on skills, knowledge and abilities). In turn, Splunkers benefit from, and contribute to, a company culture that is inviting and equitable, and that fosters personal and career growth.

We spend time and energy supporting, retaining and developing our high-performing and innovative employees. Our efforts are guided by three principle objectives: utilizing inclusive hiring systems and processes that minimize the potential for unconscious bias in decision-making; creating a work environment that promotes autonomy, learning, open communication and trust; and delivering workforce insights that help inform talent and business decisions. Twice a year, we conduct a global employee opinion and engagement survey to measure and assess our progress related to key aspects of the Splunker experience, especially employee engagement and satisfaction.

Our commitment to diversity, equity, inclusion, and belonging (“DEIB”) is central to our core values. We strive to embrace each person’s unique individual value and the communities that matter to them. This commitment is an integral part of our DEIB program. As of January 31, 2023, we employed nearly 8,000 employees, of which approximately 70% were in the United States and 30% were in our international locations.

Our Board has general oversight of the Company’s corporate culture and human capital management, both directly and through its standing committees. The Talent & Compensation Committee provides oversight of our DEIB program and talent and careers programs. The People Organization’s leadership team (which includes our Chief People Officer and our Chief Diversity Officer) manages our DEIB and talent and careers programs; the Chief Executive Officer and the executive leadership team oversee these efforts. Additional information on the oversight of human capital management matters can be found in our Proxy Statement.

Having helped Splunk and Splunkers adapt to the dynamic changes brought on by the COVID-19 pandemic over the last few years, our Global Health & Safety team is focused on safe and healthy approaches to planning the pandemic-to-epidemic transition and managing the new realities of a distributed workforce where a portion of Splunkers work from offices, some from home, and others a blend of both.

Our most recent Global Impact Report, which contains additional information on our talent initiatives and employee engagement surveys, is available on our website.

Diversity, Equity, Inclusion and Belonging

A diverse and inclusive company is essential to unlocking the full potential of our people, our culture and our business. Our company-wide inclusiveness effort, A Million Data Points, speaks powerfully to our holistic, multi-dimensional approach to diversity, illuminating cultural heritage, intersectionality, experiences and all the unique qualities and talents that each employee possesses. Our nine employee resource groups are central to our enterprise DEIB strategy, helping to build awareness and engagement at all levels of the organization to ensure that all Splunkers feel seen, safe, supported and able to do their best work and thrive in their careers. Splunk is focused on growing the representation rates of women and individuals from underrepresented groups at all levels of the organization, especially in leadership. We provide DEIB education and offerings to embed inclusion and equity in our critical talent systems and processes.

We work to help provide access to new careers in technology with skills development and training, promoting a new generation of diverse talent through a global network of universities, community colleges and workforce partners like YearUp and Hire Military. Splunk is regularly recognized as an employer of choice in the technology industry and within the various locations that we operate.

Additional information on our diversity and inclusion strategy, diversity metrics and programs can be found in our Diversity Annual Report posted on our website. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Compensation, Benefits and Wellbeing

Splunk provides a comprehensive and competitive compensation and benefits package to attract, retain and engage the talented employees that make our company successful. We provide employees with competitive base salaries, incentive compensation, as well as the opportunity to participate in our Employee Stock Purchase Plan, which allows employees to purchase Splunk stock at a discount. Eligible employees receive equity awards in the form of restricted stock units.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations website. We intend to use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file.

Item 1A. Risk Factors

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in Part I, Item 1A titled “Risk Factors.” These risks include, but are not limited to, the following:

Factors Related to Our Business and Results of Operations
•our business model of sales of licenses and delivery of cloud services;
•fluctuations in our operating results from period to period;
•our organic and inorganic growth and the effectiveness of our controls, systems and procedures as we grow;
•the effectiveness of actions taken to restructure our business in alignment with our strategic priorities;
•our history of losses and the prospect of profitability;
•costly and continuous infrastructure investments required by our cloud services;
•our ability to attract and retain leadership and key personnel, particularly within our industry; and
•expansion and integration related to past and future acquisitions.

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

Factors Related to Our Capital Resources and Tax
•our debt servicing obligations;
•our current and future indebtedness may limit our operating flexibility;
•the impact of transactions relating to the Notes on the trading price of our common stock;
•the conditional conversion feature of the Notes;
•counterparty risk related to the Capped Calls;
•our ability to obtain capital on acceptable terms to support our growth;
•our ability to use our net operating losses and tax credits to offset future taxes;
•liability related to past or future sales and use, value added, withholding or similar taxes;
•tax liabilities related to federal, state, local and foreign taxes; and
•the volatility of our common stock.

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

Factors Related to Our Business and Results of Operations

Our business model may not be successful and may not accomplish our business and financial objectives, which could negatively impact our operating results.

Historically we generated a majority of our revenues from sales of licenses, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. As customers have increasingly adopted our cloud services offerings, the proportion of revenue from our delivery of cloud services has grown. This shift in our revenue mix has impacted, and it will continue to impact, our revenue and operating margins as a higher percentage of our sales is now recognized ratably. Whether and the degree to which cloud services become our predominant delivery model depends on customer choice. As a result, the pace of the shift may fluctuate and the mix of cloud services and license revenue may continue to vary from quarter to quarter. Because the shift to cloud involves a greater capital commitment, the pace of the shift to cloud may be impacted by factors outside of our control such as uncertainty in the economy and slowdown in technology spending or an otherwise cautious spending environment. Therefore, our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited. Whether our business model of delivering our portfolio of offerings as a mix of cloud services offerings and license offerings will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: fluctuations or changes in customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, tax and accounting implications, pricing, and our costs. In addition, the metrics we use to measure the success of our business model, and evaluate and describe our business, will continue to evolve as our business model evolves as significant trends emerge. If we do not successfully execute our business model, our business and future operating results could be adversely affected.

Our operating results may fluctuate significantly and our past operating results may not be a good indication of future performance.

Our revenues, operating margins, cash flows and other operating results have varied, and could in the future vary, significantly from period to period as a result of various factors, many of which are outside of our control. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance. For example, we generally recognize license revenues upfront and recognize revenues associated with our cloud services offerings ratably over the term of the agreement. At the beginning of each period, we cannot predict the ratio of orders with revenues that will be recognized upfront and those with revenues that will be recognized ratably that we will enter into during the quarter, due to the fact that our customers have the ability to choose between a term license and cloud subscription agreement. Our customers may choose shorter duration term licenses ahead of migrating to cloud subscriptions and may choose shorter duration cloud subscriptions when transitioning from on-premises to cloud services. Furthermore, toward the end of the second quarter, and continuing through the end of fiscal 2023, we saw changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions and migrations to cloud services. In the fourth quarter of fiscal 2023, we also saw enhanced deal scrutiny. The size of our licenses and orders varies greatly and can result in fluctuations in our revenues and operating results. A portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including agreements for our cloud services offerings and maintenance and support agreements. Consequently, a decline in business from such ratably recognized agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods.

We may not be able to accurately predict our future revenues or results of operations. For example, although our cloud services delivery model generates recurring revenue and cash flows that are expected to be more predictable over time, we may not be able to accurately forecast our revenue, cash flows and other financial results due to a number of variables, including revenue mix, our customers’ rate of adoption of our cloud services model as compared to term licenses, contract durations, the extent and impact of the overall economic environment on our business, seasonality and the timing of revenue recognition and cash collections. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are expected to be relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter.

In addition to other risk factors described elsewhere in this “Risk Factors” section, factors that may cause our financial results to fluctuate from quarter to quarter include:

•our revenue mix, which may impact our revenue, deferred revenue, remaining performance obligations and operating margins;

•the timing of our sales during the quarter, particularly because a large portion of our sales occur toward the end of the quarter;

•the loss or delay of large transactions;

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

•the amount and timing of costs, including any adverse effects associated with, our recent reduction in workforce;

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

•the availability and performance of our cloud services offerings;

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

•changes to our management and key personnel as we scale and evolve business priorities;

•the rate of expansion, retention and productivity of our sales force;

•the amount and timing of costs associated with recruiting, training, and integrating new employees and retaining and motivating existing employees;

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

We have experienced and expect to continue to experience growth in our headcount and operations, which has placed and will continue to place demands on our management and our operational and financial systems and infrastructure. As of January 31, 2023, approximately 25% of our workforce had been employed by us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture and values, the challenges of which may be exacerbated due to remote working conditions. In particular, we intend to continue to make direct investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations. In addition, while we endeavor to grow profitably, investments we make in the growth of our business are generally for the long-term, and may increase our expenses and adversely impact our profitability in the near term.

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

Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.

On February 1, 2023, we announced a plan of reorganization (the “Plan”) involving approximately 4 percent of our global workforce, mostly in North America. While the Plan and other proactive organizational and strategic changes that include optimizing the company’s processes, cost structure and how the company operates globally were designed to ensure the company continues to balance growth with profitability, we may encounter challenges in the execution of these efforts that could prevent us from recognizing the intended benefits of such efforts or otherwise adversely affect our business, results of operations and financial condition.

As a result of the Plan, we have incurred and may continue to incur additional costs in the near term, including cash expenditures related to severance payments, certain retention payments (for roles being moved to lower cost regions), employee benefits and employee transition costs, as well as non-cash charges for share-based compensation expense. The Plan may result in other unintended consequences, including employee attrition beyond our intended reduction in force, damage to our corporate culture and decreased employee morale among our remaining employees, diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future), loss of institutional knowledge and expertise of departing employees, and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we experience any of these adverse consequences, the Plan and other strategic initiatives may not achieve or sustain their intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $3.79 billion at January 31, 2023. Because our products and offerings, as well as the market for these products and offerings, continue to evolve, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, changes in our mix of revenues, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

Our cloud services require costly and continual infrastructure investments, and if our cloud services are not successful, our business could be adversely affected.

A cloud-based model of software deployment is one in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. Delivering software under a cloud-based model results in higher costs and expenses when compared to sales of licenses for similar functionality. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a cloud-based model. Many of our offerings are now made available in the cloud as well as on-premises. Customers can sign up for our cloud services offerings and avoid the need to provision, deploy and manage internal infrastructure. In order to deliver our cloud services offerings via a largely cloud-based deployment, we have made and will continue to incur substantial costs to implement and maintain this alternative business model. In addition, as we look to deliver new or different cloud services, we are making significant technology investments to deliver new capabilities and advance our software to deliver cloud-native customer experiences. We expect that over time the percentage of our revenue attributable to our cloud services offerings will continue to increase. If our cloud services do not garner widespread market adoption, or there is a reduction in demand for cloud services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, security or privacy concerns, inability to properly manage such services, competing technologies and products, decreases in corporate spending or otherwise, our financial results, business model and competitive position could suffer. If these investments do not yield the expected return, or we are unable to decrease the cost of delivering our cloud services, our gross margins, overall financial results, business model and competitive position could suffer. As customers have increasingly adopted our cloud services offerings, this also impacts the way we recognize revenues, which may affect our operating results and could have an adverse effect on our business operations and financial results.

Even with these investments and costs, some customers may desire on-premises deployment of our offerings. Our cloud services offerings may not be adopted among customers, due to potential concerns regarding, among other things, changes to pricing models, service availability, scalability, ability to use customer-developed apps, information security of a cloud service and hosted data, and access to data while offline or once a subscription has expired. Market acceptance of our cloud services offerings can be affected by a variety of factors, including but not limited to: security, reliability, performance, terms of service, support terms, customer preference, community engagement, customer concerns with entrusting a third-party to store and manage their data, public concerns regarding data privacy or data protection, and the enactment of restrictive laws or regulations in the affected jurisdictions. If we or other providers of cloud services experience security incidents or breaches, loss of customer data, disruptions in delivery of services, network outages, disruptions in availability of the internet, unauthorized access or other problems, the market for cloud services as a whole may be negatively affected. Moreover, sales of cloud services could displace sales of licenses. Alternatively, subscriptions to cloud services that exceed our expectations may unexpectedly increase our costs, lower our margins, lower our profits or increase our losses and otherwise negatively affect our projected financial results.

If we are unable to attract and retain leadership and key personnel, our business could be adversely affected.

We depend on the continued contributions of our leadership, senior management and other key personnel, the loss of whom could adversely affect our business. In the past year, our management team has undergone significant change. Changes in our executive management team or key personnel could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. Changes to our executive management team or key personnel increase our dependency on other team members who remain with us. If we lose the services of any member of the executive management team or any key personnel, we may not be able to locate a suitable or qualified replacement, and we may incur additional expenses to recruit and train a replacement, which could severely disrupt our business and growth and could be particularly disruptive in light of the recent leadership transitions. There is intense competition for executive management and it may take an extended period of time to find a candidate that meets our requirements if any of our executives depart unexpectedly. We do not maintain a key-person life insurance policy on any of our officers or other employees.

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance and other personnel, particularly in our sales and marketing, research and development, general and administrative, and professional service departments. We have faced, and may continue to face, higher employee turnover rates. Further, inflationary pressures, or stress over economic, geopolitical, or pandemic-related events such as those the global market is currently experiencing, may result in employee attrition. We face intense competition for qualified individuals from numerous software and other technology companies. We may incur significant costs to attract and retain these qualified individuals, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. Further, our current and future office environments or flexible work policies may not meet the expectations of our employees or prospective employees. If we are unable to retain and motivate our existing employees and attract qualified employees who are capable of meeting our growing technical, operational and managerial requirements, which may be exacerbated by the Plan and any similar future actions, we may be unable to manage our business effectively, which could adversely affect our business, results of operations and financial condition.

We continue to be substantially dependent on our sales force to effectively execute our sales strategies to obtain new customers and to drive additional use cases and adoption among our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. We have experienced, and may continue to experience, high attrition rates among our sales force. As our sales strategies continue to evolve and offerings expand, additional training for new hires and our existing team may be required for our sales force to successfully execute on those strategies. We periodically adjust our sales organization and our compensation programs as part of our efforts to optimize our sales operations to grow revenue and drive incremental growth. For example, at the beginning of the fourth quarter of fiscal 2023, we realigned the parts of our sales teams that are focused on security and observability product areas in favor of a single seller model. If we have not structured our sales organization or compensation for our sales personnel in a way that properly supports our company’s objectives, or if we fail to make changes in a timely fashion or do not effectively manage changes, our revenue growth could be adversely affected. If we are unable to hire, train and retain effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected. Our sales and marketing expenses represent a significant percentage of our total expenses, and our business, results of operations, and financial condition may suffer if our sales and marketing expenditures do not contribute to increasing revenue as we anticipate.

In addition, we rely upon compensation packages to help attract, motivate and retain our employees, executive officers and directors, and to align the interests of our employees, executive officers and directors with our stockholders, and any failure to design and implement a compensation program that achieves these objectives, may adversely affect our ability to recruit and retain our employees, executive officers and directors.

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. In addition, many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or restricted stock units. Employees may be more likely to leave us if their restricted stock units have declined in value relative to the value at the time they were granted, or conversely, if the shares they own or the shares underlying their vested restricted stock units have significantly appreciated in value relative to the original purchase prices of the shares. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, results of operations, financial condition and cash flows would be adversely affected.

We have in the past made and may in the future make acquisitions, strategic investments, divestitures and other transactions that could require significant management attention, disrupt our business, fail to achieve our strategic objectives, dilute stockholder value or negatively impact our results of operations.

We have in the past acquired or invested in, and we continue to seek to acquire or invest in businesses, technologies, or other assets that we believe could complement or expand our business. The identification, evaluation, and negotiation of potential acquisition or strategic investment transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. In addition, the consummation and integration of technologies or businesses involves significant risks, including the following:

•an acquisition may negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment;

•we may be exposed to claims and disputes by third parties, including intellectual property claims, disputes and counter claims;

•we may incur potential goodwill impairment charges related to acquisitions;

•we may incur costs and experience potential difficulties associated with the requirement to test and assimilate the internal control processes of the acquired business;

•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, infrastructure, products, personnel or operations of any company that we acquire, particularly if we are unable to attract and retain key personnel;

•we may not realize the expected benefits of the acquisition, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

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

Factors Related to the Economy and the Markets in which We Operate

Economic uncertainties or downturns could materially adversely affect our business.

Our business is subject to fluctuations in the worldwide economy, including financial and credit market fluctuations, changes in economic policy, increased inflation and responsive actions, including rising interest rates, labor shortages, supply chain disruptions, trade uncertainty, changes in tariffs, sanctions, international treaties, other trade restrictions, natural disasters, outbreaks of pandemic diseases such as COVID-19, political unrest and social strife, acts of terrorism, armed conflicts, such as the war in Ukraine, geopolitical tensions in Taiwan and other global conflicts, instability in the banking sector or other impacts from the macroeconomic environment. The U.S. and worldwide economy is undergoing a period of volatility and uncertainty, which has impacted our business, markets, customers and industry. These macroeconomic conditions have caused and could continue to cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business. For example, increased inflation in recent months, the residual effects of the collapse of Silicon Valley Bank, or SVB, and other financial institutions in March 2023, and related instability in the global financial markets, may cause difficulties for our customers, resulting in reduced spending by them on our offerings. Continued or prolonged worldwide economic uncertainties or downturns could adversely affect our business operations or financial results.

Volatile or uncertain economic conditions could make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our offerings, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.

We have a significant number of customers in the business services, energy, financial services, healthcare and pharmaceuticals, manufacturing, media and entertainment, online services, retail, technology, telecommunications and travel and transportation industries, each of which is impacted to different degrees by different economic conditions. For example, supply chain disruptions due to the war in Ukraine (and resulting legal or regulatory developments), and any indirect effects, may further complicate any existing supply chain constraints. A substantial downturn in any of these industries may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. Toward the end of the second quarter, and continuing through the end of fiscal 2023, we saw changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions and migrations to cloud services. In the fourth quarter of fiscal 2023, we also saw enhanced deal scrutiny. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings.

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

Although our offerings target the new and emerging market for cloud and software services that deliver real-time business insights from data, we compete against a variety of large cloud service providers (“CSPs”) and software vendors, as well as smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

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

Our business substantially depends on, and we expect our business to continue to substantially depend on, sales of licenses, maintenance and services related to Splunk Enterprise and sales of subscriptions related to our cloud-based offerings. As such, the market acceptance of these offerings is critical to our continued success. Demand for these offerings is affected by a number of factors beyond our control, including continued market acceptance of these products by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market and the economy in general. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of these platform products, our business operations, financial results and growth prospects will be materially and adversely affected.

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

Even after the impacts of the COVID-19 pandemic have subsided, we may experience material and adverse impacts to our business as a result of the virus’s global economic impact, including the worldwide supply chain disruption, availability of credit, bankruptcies or insolvencies of customers, and recession or economic downturn. In addition, inflation has impacted and may continue to impact consumer spending and the economy as a whole. The nature and extent of the long-term impact of the ongoing COVID-19 pandemic on our customers and our customers’ response to the ongoing COVID-19 pandemic is difficult to assess or predict, and we may be unable to accurately forecast our revenues or financial results or other performance metrics, especially given that the long term impact of the pandemic remains uncertain. Our actual results could be materially above or below our forecasts, which could disappoint analysts and investors and/or cause our stock price to decline.

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

While we have extensive procedures in place, we recently determined that one of our development partners in India may have accessed certain of our encryption source code and technology without meeting relevant export control requirements. We filed an Initial Voluntary Disclosure in December 2022 with the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and we are currently preparing the Final Voluntary Disclosure for submission to BIS.

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

We typically enter into agreements for our license offerings, cloud services, and maintenance and support services, which customers have discretion to renew or terminate at the end of the initial term. In order for us to improve our operating results, it is important that new customers enter into renewable agreements, and our existing customers renew, upgrade and expand their agreements when the initial contract term expires. Our customers have no obligation to renew, upgrade or expand their agreements with us after the terms have expired. Our customers’ renewal, upgrade and expansion rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of general economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. Toward the end of the second quarter, and continuing through the end of fiscal 2023, we saw changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions and migrations to cloud services. In the fourth quarter of fiscal 2023, we also saw enhanced deal scrutiny. If our customers do not renew, upgrade or expand their agreements with us or renew on terms less favorable to us, our revenues may decline.

We employ multiple and evolving pricing models, which subject us to various pricing and licensing challenges that could make it difficult for us to derive value from our customers and may adversely affect our operating results.

We employ multiple and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise based on either the estimated daily data indexing capacity or compute power consumed to support our customers’ workload. We are seeing an increasing share of our business being based on workload pricing. In addition, Splunk Cloud Platform is generally priced based on either the volume of data indexed per day including a fixed amount of data storage, or purchased infrastructure, data storage and bandwidth our customers require to support the underlying workload, while Splunk SOAR and Splunk On-Call are priced by the number of seats, or events used for the products and suites are subscribed based on the number of hosts. Depending on the mix of licenses and cloud subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes or compute usage increase over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or cloud subscriptions, or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. As the amount of data and analytic needs within our customers’ organizations grow, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. We have introduced and expect to continue to introduce variations to our pricing models, including but not limited to, predictive pricing programs, workload-based pricing, entity-based pricing, “rapid adoption” packages and other pricing programs that provide broader usage and cost predictability as well as tiered pricing based on deployment models, data source types, compute and storage units and customer environments. Any change in pricing models bears inherent risks as it may provide customers a choice to go for the lower-cost option, therefore putting renewal and customer lifetime value at risk. Although we believe that these pricing models and variations to these models will drive net new customers and increase customer adoption, it is possible that they will not and may potentially cause customers to decline to purchase or renew licenses or cloud subscriptions, or confuse customers and reduce their lifetime value, which could negatively impact our revenue, business and financial results.

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

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. This variation is due to numerous factors, including in the expansion of our offerings and new pricing models, as well as the potential for different buying centers for the same offering. In addition, Splunk Cloud Platform has generated interest from our customers who are also considering purchasing and deploying Splunk Enterprise on-premises. In some cases, our customers may wish to consider a combination of these offerings, potentially further slowing our sales cycle. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, an existing customer will convert from a term license to cloud services, we will make a sale with a potential customer, or a user of a trial version of one of our offerings will upgrade to the paid version of that offering. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. For example, toward the end of the second quarter, and continuing through the end of fiscal 2023, we saw changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions and migrations to cloud services. In the fourth quarter of fiscal 2023, we also saw enhanced deal scrutiny. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenues from that transaction are lost or delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term (subject to rising fixed costs in the longer term as discussed above), our operating results will suffer if revenues fall below our expectations in a particular quarter.

Our international sales and operations subject us to additional risks and challenges that can adversely affect our business operations and financial results.

During fiscal 2023, we derived approximately 33% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. We expect to continue to hire employees outside of the United States to reach new customers and gain access to additional technical talent. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to new or existing customers to the same degree we have experienced in the United States.

Our international operations subject us to a variety of risks and challenges, including:

•difficulties in managing and staffing international operations and the increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

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

We derive a portion of our revenues from contracts with U.S. federal, state and local and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For our sales to these public sector customers, we must comply with laws and regulations relating to the formation, administration and performance of contracts, which affect how our partners and how we do business with governmental agencies. These laws and regulations provide public sector customers rights, many of which are not typically found in commercial contracts. Such rights may include price protection, the accuracy of information provided to the government, compliance with procurement integrity and government ethics, compliance with specified product certifications, product restrictions, pre-conditions for access to controlled or classified information, compliance with supply chain requirements, labor regulations, supplier diversity policies, and other terms that are particular to public sector customers. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to bid protests, contract cure actions, contract actions grounded in fraud, claims for damages or other relief, penalties, termination of contracts, loss of exclusive rights in our intellectual property, substantial audit or re-procurement costs and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have a material adverse effect on our business operations and financial results.

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

•changes in government regulations around the world related to, among other things, national defense, cybersecurity, supply chain security, and critical infrastructure designations;

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

•ability to achieve or maintain one or more government certifications, including, but not limited to, the U.S. DoD Cybersecurity Maturity Model and the U.K. Ministry of Defence Cyber Essentials Plus certifications, the US FedRAMP High authorization, the StateRAMP authorization, the Japanese Government’s Information System Security Management and Assessment Program, and our existing FedRAMP Moderate, IL5 and IRAP authorizations;

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

Our offerings involve the storage and transmission of data, and security breaches and incidents could result in unauthorized access to, or the loss, destruction, misuse, disclosure, modification, corruption, or unavailability of, this information, litigation, indemnity obligations, fines, penalties and other liability. In addition, vulnerabilities in our offerings, including any systems, software, equipment, networking configurations or other aspects of their environments or deployments, may make them vulnerable to security breaches or attacks if their offerings operating controls fail or their source code is accessed or exploited. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or our customers’ data or to disrupt our ability to provide services. There is also a danger of industrial espionage, misuse, fraud, theft of information or assets (including source code), or damage to assets by people who have gained access (authorized or unauthorized) to our facilities, systems or information. Because there are many different techniques used to obtain unauthorized access to systems and data, and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and incidents and proactively implement adequate preventative measures. Additionally, with many of our employees continuing to work remotely, we face an increased risk of attempted security breaches and incidents. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud services offerings, our security measures or those of our third-party service providers could be breached or otherwise fail to prevent unauthorized access to or disclosure, modification, misuse, loss or destruction of such information. Computer malware, ransomware, cyber viruses, social engineering (phishing, smishing and vishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. The frequency and sophistication of these malicious attacks has increased, and it appears that cyber crimes and cyber criminal networks, some of which may be state-supported, have been provided substantial resources and may target U.S. enterprises or our customers and their use of our products. Furthermore, the risk of state-supported and geopolitical-related cyber attacks may increase in connection with ongoing global geopolitical tensions, such as the war in Ukraine and any related political or economic responses and counter-responses. In the past, we have had to take corrective action against cyber attackers to protect our cloud environment. In addition, we do not directly control content that customers store in our offerings. If customers use our offerings for the transmission or storage of personal information or other sensitive types of information and our security measures are, or are believed to have been breached or otherwise to have failed as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

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

Any security breach or other security incident impacting us or any of our third-party service providers, or the perception that one has occurred, could result in a loss of customer confidence in the security of our offerings and damage to our brand, reputation, and market position, loss of sales and customers, result in unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of our data or our customers’ data, reduce the demand for and negatively impact market acceptance of our offerings, disrupt normal business operations, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal claims and liabilities, including litigation, regulatory investigations and enforcement actions, and indemnity obligations, and adversely affect our revenues and operating results. These risks may increase as we continue to grow the number and scale of our cloud services offerings, and process, store, and transmit increasing amounts of data. Additionally, we may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to eliminate or otherwise address vulnerabilities, and we and our third-party service providers may face difficulties or delays in identifying or otherwise responding to any potential security breach or incident and otherwise providing services.

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

Data privacy and security have become significant issues in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements, industry standards, or our internal practices. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain types of information. For example, on January 1, 2020, the California Consumer Privacy Act (“CCPA”) went into effect. The CCPA requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (“CPRA”), which modifies the CCPA, was approved by California voters in the November 3, 2020 election, creating obligations relating to consumer data beginning on January 1, 2022, with enforcement anticipated to commence July 1, 2023. Further, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which became effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (“CPA”), which takes effect on July 1, 2023. Additionally, in March 2022, Utah enacted the Utah Consumer Privacy Act (“UCPA”), which takes effect on December 31, 2023, and in May 2022, Connecticut enacted the Act Concerning Personal Data Privacy and Online Monitoring (“CPOMA”), which takes effect on December 31, 2023. The CDPA, CPA, UCPA, and CPOMA share similarities with the CCPA, the CPRA, and legislation proposed in other states. The U.S. federal government also is contemplating federal privacy legislation. The effects of recently proposed or enacted legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy or data protection legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, other processing, and security of data that identifies or may be used to identify or locate an individual. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the EU General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and, in addition to imposing stringent obligations relating to data protection and security, authorizes fines up to 4% of global annual revenue for some violations. We relied in part upon the EU-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the European Commission and the Swiss-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the Swiss Administration to provide U.S. companies with a valid data transfer mechanism under EU and Swiss law to permit them to transfer personal data from the European Economic Area (“EEA”) and Switzerland to the United States. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield, concluding it did not provide adequate protection for personal data transferred to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-US Privacy Shield on similar grounds. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on standard contractual clauses approved by the European Commission (“EU SCCs”) to transfer personal data. The CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. On June 4, 2021, the European Commission published new EU SCCs that are required to be implemented. The United Kingdom published new standard contractual clauses for use when transferring personal data outside of the United Kingdom (“UK SCCs”) that also are required to be implemented. The revised EU SCCs and UK SCCs, recommendations and opinions of regulators, customer demand, and other developments relating to cross-border data transfer, may require us to implement additional contractual, technical and operational safeguards for any personal data transferred out of the EEA, Switzerland, and the United Kingdom, or necessitate the provision of services entirely performed in the EEA, Switzerland, and United Kingdom (as well as other geographies internationally), and shielded from governmental access by the United States. These efforts may increase compliance and related costs, create duplication and inefficiencies in our ability to provide services globally, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, financial condition and operating results. Due to the pace of the regulatory framework's evolution in the U.S. and internationally, we may not be able to make the needed changes in a timely manner or at all, and we may be precluded from pursuing opportunities in jurisdictions where we cannot meet the regulatory requirements. This may adversely impact our financial condition and operating results. On March 25, 2022, the United States and EU announced an “agreement in principle” to replace the EU-U.S. Privacy Shield transfer framework with the Trans-Atlantic Data Privacy Framework. Progress has since been made toward establishment of this as a valid transfer mechanism, with President Biden’s issuance of the Executive Order Enhancing Safeguards for United States Signals Intelligence Activity in October 2022. Additionally, on December 13, 2022, the European Commission published a draft adequacy decision on the level of protection of personal data under the framework.

This framework has not yet been established, however, and it remains unclear whether it will be appropriate for us to utilize if it is established.

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

We use open source software in our offerings and business, including as incorporated into software we receive from third-party commercial software vendors or technologies obtained through acquisitions, and expect to continue to use open source software in the future. Use of open source software may entail greater risks than use of third-party commercial software. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or commercialize our products. We may face claims from others alleging breach of license requirements or infringement of intellectual property rights in what we believe to be licensed open source software. In addition, under the terms of some open source licenses, under certain conditions, we could be required to release our proprietary source code that was developed using, incorporating or linked with such open source software, or apply open source licenses to our proprietary software, including authorizing further modification and redistribution. These claims or requirements, including any change to the applicable license terms, could also result in litigation, require us to purchase a costly license, require us to devote additional research and development resources to change our offerings, or require us to cease offering the implicated products unless and until we can find alternative tools or re-engineer them to avoid infringement or release of our proprietary source code, any of which would have a negative effect on our business and operating results. Some open source software may include generative artificial intelligence (AI) software or other software that incorporates or relies on generative AI. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of generative AI software and tools, has not been fully interpreted by U.S. courts or been fully addressed by federal or state regulation. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide updates, warranties, support, indemnities, assurances of title or controls on origin of the software, or other contractual protections regarding infringement claims or the quality of the code. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. Additionally, we, including companies that we acquired, have intentionally made certain proprietary software available on an open source basis, both by contributing modifications back to existing open source projects, and by making certain internally developed tools available pursuant to open source licenses, and we plan to continue to do so in the future. While we have established procedures, including a review process for any such contributions, which is designed to protect any code that may be competitively sensitive, we cannot guarantee that this process has always been applied consistently by us or by companies that we have acquired, prior to the acquisition. Even when applied, because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we may be unable to prevent our competitors or others from using such contributed software source code for competitive purposes, or for commercial or other purposes beyond what we intended. Many of these risks associated with usage of open source software could be difficult to eliminate or manage, and could, if not properly addressed, negatively affect the performance of our offerings and our business.

Factors Related to Reliance on Third Parties

We increasingly rely on third-party providers of cloud infrastructure services to deliver our offerings to users on our platform, and any disruption of or interference with our use of these services could adversely affect our business.

Our cloud services offerings are hosted exclusively by our CSPs. We do not have control over the operations or the facilities of CSPs that we use, and any changes in a CSP’s service levels, which may be less than 100%, may adversely affect our ability to meet the commitments we make to our customers and their requirements. We currently offer a 100% uptime service level agreement (“SLA”) for Splunk Cloud Platform. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as the usage of our offerings increases. If any of the services provided by the CSPs fail or become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, or if we are unable to deliver 100% uptime under our SLAs, our revenues could be reduced, our reputation could be damaged, we could be exposed to legal liability, expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our offerings and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business, financial results and the usage of our offerings. If we are unable to renew our agreements with our CSPs on commercially reasonable terms, or our agreements are prematurely terminated, or we need to add new CSPs to increase capacity and uptime, we could experience interruptions, downtime, delays, and additional expenses related to transferring to and providing support for these new platforms. Our customers may require that we provide our cloud services offerings through Infrastructure-as-a-Service (IaaS) Platforms that we do not offer, which could adversely affect our ability to attract new customers or maintain current customers, either of which could negatively affect our financial condition.

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

In addition to our direct sales force, we use partners, such as distributors and resellers, to license, provide professional services and support our offerings. Historically, we have relied on a limited number of such partners for a substantial portion of our total sales, particularly in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions, and for sales to government agencies. For example, sales through our top two partners represented 39% of our revenue in fiscal 2023. We expect that sales through partners in all regions will continue to be a significant portion of our revenues for the foreseeable future. As changes in our partner strategy are implemented, including potentially emphasizing partner-sourced transactions, results from sales through our partners may be adversely affected.

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

As customers have increasingly adopted our cloud services offerings, the manner in which we conduct business with and compensate our partners, as well as the business demands placed upon our partners has changed, requiring some of our historically effective partners to adapt their sales and marketing techniques to sell cloud services and term licenses. Such changes may lead to shorter duration contracts, which require more frequent customer contact by, and different business terms with, our partners. In some circumstances, new partners may be more effective in adapting to our business model, particularly when such partners have experience selling cloud services. Therefore, our expectations for our partners, and our rubric for evaluating compatible partners may change, which may adversely impact our results of operations.

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

•as we convert certain on-premises Splunk products to cloud-based services, third-party developers may not convert their apps to work in the cloud environment or may not find our expanded developer network to be palatable for their cloud-based apps;

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

Factors Related to Our Capital Resources and Tax

Servicing our debt, including the Notes, requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $776.7 million aggregate principal amount of the 2023 Notes, the $862.5 million aggregate principal amount of the 2025 Notes, the $1.0 billion aggregate principal amount of the 2026 Notes, and the $1.27 billion aggregate principal amount of the 2027 Notes that we issued in September 2018, July 2021 and June 2020 depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to comply with our debt obligations, including the Notes, which would materially and adversely impact our business, financial condition and operating results.

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

Transactions relating to the Notes may affect the trading price of our common stock.

The conversion of some or all of the Notes will dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock; provided, in the case of the 2026 Notes, a holder of an SL Note (as defined in the indenture governing the 2026 Notes) has the right to determine the settlement method for any SL Note converted in connection with our delivery of a redemption notice. If we elect or, in the case of a conversion of the 2026 Notes in connection with a Redemption Notice, are required, to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Holders of the Notes may also hedge their positions in the Notes by entering into short positions with respect to the underlying common stock. In addition, any anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

Additionally, in connection with establishing their initial hedges of the Capped Calls, the counterparties to the Capped Calls entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the applicable series of Notes. From time to time, the counterparties to the Capped Calls may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities in secondary market transactions prior to the maturity of the applicable series of Notes (and are likely to do so following any conversion, repurchase, or redemption of such Notes, to the extent we exercise the relevant election under the applicable Capped Call). This activity could also cause a decrease and/or increased volatility in the market price of our common stock.

The conditional conversion feature of the 2023 Notes, the 2025 Notes, or the 2027 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2023 Notes, the 2025 Notes, or the 2027 Notes is triggered, holders of such Notes will be entitled under the applicable indenture governing such Notes to convert their Notes at any time during specified periods at their option. There is no conditional conversion feature with respect to the 2026 Notes, and holders of the 2026 Notes may elect to convert at any time. If one or more holders of a series of Notes elect to convert such Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. It is our current intent to settle the principal amount of the 2023 Notes with cash upon maturity in September 2023. The 2023 Notes are classified as current debt on our condensed consolidated balance sheets as of January 31, 2023.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our offerings, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we have engaged in, and may need to engage in the future, in equity, equity-linked or debt financings to secure additional funds. A significant or prolonged disruption of global financial markets could further reduce our ability to access capital, which could negatively affect our ability to secure these additional funds, or such funds may be on terms that are significantly less favorable to us. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For example, if we elect to settle our conversion obligation under the Notes in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. It is our current intent to settle the principal amount of the 2023 Notes with cash upon maturity in September 2023. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, or otherwise reduce operational flexibility. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected, or we may need to accept less favorable terms, which could increase our cost of capital, reduce our cash balances or otherwise restrict our ability to grow.

Our ability to use our net operating losses and tax credits to offset future taxable income and tax may be subject to certain limitations.

Our unused net operating losses (“NOLs”) and tax credits generally carry forward to offset future taxable income and tax. We record an asset for these future tax benefits, with our U.S. federal and state tax benefits subject to a full valuation allowance. Federal, state and foreign taxing bodies often place limitations on NOLs and tax credit carryforward benefits. As a result, we may not be able to utilize the NOL and tax credit assets reflected on our balance sheet, even if we attain profitability. Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”), is one such example of a limitation. A corporation that undergoes an ownership change within the meaning of Section 382 of the Code is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Changes in the law may also impact our ability to use our NOL and tax credit carryforwards. For example, the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, limited federal NOL deductions to 80% of taxable income for NOLs incurred in tax years beginning after December 31, 2017. As a result of this limitation, we may face a federal income tax liability even though we have unused NOL carry forwards.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added, withholding, or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our financial results.

We do not collect sales and use, value added, withholding, and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Certain jurisdictions in which we do not collect such taxes may successfully assert that such taxes are applicable and that could result in tax assessments, penalties, interest and requirements to collect such taxes in the future. Such tax assessments, penalties, interest or future requirements to charge taxes to our customers may adversely affect our financial results.

We could be subject to additional tax liabilities.

We are subject to federal, state and local taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes as there are many activities and transactions for which the ultimate tax determination is uncertain. The relevant taxing authorities may disagree with our determinations. If such a disagreement were to occur, and our position is not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements reflect our best judgment of needed reserves to cover known contingencies, but there can be no assurances on the final outcome of any tax assessment. Our tax obligations and effective tax rates could also be adversely affected by changes in tax, accounting and other laws, regulations, principles and interpretations. In fact, many countries and organizations such as the Organization for Economic Cooperation and Development have proposed or enacted changes to existing tax laws or issued guidance that could increase our tax liabilities in countries where we do business. For example, beginning in January 2022, the Tax Cuts and Jobs Act of 2017 eliminates the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and, instead, requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. This and other changes to tax laws and regulations, or interpretations thereof, in the United States or other tax jurisdictions in which we do business, could adversely impact our business, financial condition, and results of operation.

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

•variations in our operating results, annual recurring revenue, free cash flow and other financial and operating metrics, and how those results compare to securities analyst expectations;

•the financial projections we provide to the public, any changes in these projections or our failure to meet or exceed these projections;

•our revenue mix, which may impact our revenue, deferred revenue, remaining performance obligations and operating margins;

•variations in, and limitations of, the various financial and other metrics and modeling used by analysts in their research and reports about our business;

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

•the inclusion, exclusion, or removal of our stock from any indices, such as the removal of our stock from the Nasdaq-100 Index in December 2022;

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

In addition, the stock markets, and in particular the market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the financial performance of those companies. In the past, following periods of market, or stock specific volatility, securities class action litigation and stockholder derivative litigation have often been instituted. In December 2020, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against us, our former Chief Executive Officer and our former Chief Financial Officer alleging violations of the Securities Exchange Act of 1934, as amended (the

“Exchange Act”), for allegedly making materially false and misleading statements regarding our financial guidance and the complaint was later amended to expand the class period and alleges that defendants made materially false and misleading statements regarding our marketing efforts, hiring practices, and retention of personnel. On January 30, 2023, the parties entered into a stipulation of settlement, subject to court approval. In addition, ten derivative lawsuits related to the securities class action have been filed in the U.S. District Court for the Northern District of California, the California Superior Court, San Francisco County, and the Court of Chancery of the State of Delaware (three of which have been consolidated). In April, July and August, 2022, the board of directors received three demands made on behalf of stockholders to inspect the books and records of the company pursuant to Section 220 of the Delaware General Corporation Law. The demands seek records related to the board and to the allegations at issue in the underlying putative class action. For further information on these and other matters, see Note 3 “Commitments and Contingencies ─ Legal Proceedings” in our accompanying Notes to Consolidated Financial Statements is incorporated herein by reference.

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

In addition, the long-term effects of climate change on the global economy and the technology industry in particular are unclear, however we recognize that there are inherent climate related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our California corporate offices have historically experienced, and are projected to continue to experience, physical climate change risks, including drought and water scarcity, warmer temperatures, rising sea levels, wildfires and air quality impacts and power shut-offs associated with wildfire prevention. Climate-related events, including the increasing frequency, severity and unpredictability of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations. We may incur increasing costs related to the development and implementation of initiatives to reduce our greenhouse gas emissions to comply with the scale and pace of new regulatory and market standards. Transitional climate change risks may subject us to increased regulations, reporting requirements, standards, or stakeholder expectations regarding the environmental impacts of our business and untimely or inaccurate disclosure could adversely affect our reputation, business or financial performance.

Changes in accounting pronouncements and other financial and nonfinancial reporting standards may negatively impact our financial results.

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. We regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and interpretations that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we may be required to change our accounting policies, to alter our operational policies to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, and to adjust our published financial statements. Such changes may have an adverse effect on our financial position and operating results, cause an adverse deviation from our revenue and operating profit targets, or both.

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

The requirements of being a public company and a growing and increasingly complex organization may strain our resources, and divert management’s attention.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters at 270 Brannan Street occupy approximately 182,000 square feet under an office lease wherein approximately 50% expired in February 2023 and the balance expires in February 2024. Additionally, we have an office lease for approximately 235,000 square feet located at 3098 Olsen Drive, San Jose, California that expires in August 2027 for our business operations, sales, support and product development. We lease smaller regional offices for our business operations, sales, support and some product development in various locations throughout the United States. Our foreign subsidiaries lease office space for their operations including local sales, support and some product development. While we believe our facilities are sufficient and suitable for our current operations, we are in the process of evaluating future office space needs.

Item 3. Legal Proceedings

The information set forth under Legal Proceedings in Note 3 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock, $0.001 par value, began trading on the Nasdaq Stock Market on April 19, 2012, where its prices are quoted under the symbol “SPLK.” As of January 31, 2023, there were 58 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders, but it is well in excess of the number of record holders.

Stock Performance Graph

This chart compares the cumulative total return on our common stock with that of the Nasdaq Composite index, Nasdaq Computer index, and the S&P Software & Services index for each of the last five fiscal years ended January 31, 2023, assuming an initial investment of $100. The Nasdaq Computer and S&P Software & Services indexes utilize the same methods of presentation and assumptions for the total return calculation as does Splunk and the Nasdaq Composite index.

Splunk Inc. Comparison of Total Return Performance

300
250
200
150
100
50
Index Value
Jan 18
Jan 19
Jan 20
Jan 21
Jan 22
Jan 23
Period Ending
Splunk Inc.
S&P Software & Services Index
Nasdaq Composite
NASDAQ Computer

Company/Index	1/31/18	1/31/19	1/31/20	1/31/21	1/31/22	1/31/23
Splunk Inc.	$100.00	$135.15	$168.08	$178.66	$134.16	$103.68
S&P Software & Services Index	$100.00	$114.19	$141.08	$207.85	$201.57	$164.66
Nasdaq Composite	$100.00	$98.25	$123.47	$176.36	$192.13	$156.31
Nasdaq Computer	$100.00	$97.87	$140.83	$205.76	$258.00	$200.05

Item 6.

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

The following section generally discusses fiscal 2023 and 2022 items and year-to-year comparisons between fiscal 2023 and 2022. Discussions of fiscal 2021 items and year-to-year comparisons between fiscal 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, and are incorporated herein by reference.

Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. In addition, percentages presented are calculated from the underlying numbers in thousands and may not add to their respective totals due to rounding.

Overview

Splunk helps customers build a safer and more resilient digital world. We deliver innovative solutions that enable organizations to harness the value of their data to help keep their digital systems secure, available and performant. As organizations’ reliance on resilient systems continues to increase, it is critical that they keep pace with increasing complexity and potential vulnerabilities associated with these systems. Our solutions for security and observability empower Security Operations (“SecOps”), IT Operations (“ITOps”), and Development Operations (“DevOps”) teams to maintain resilient systems by monitoring and securing them more quickly and efficiently. We also believe our offerings empower operational transformation, helping customers move from reactive, non-scalable and ineffective approaches to proactive, automated, and machine learning (“ML”)-assisted processes that drive better outcomes even as the scale and complexity of their technology continue to grow.

We believe that the increasing reliance on digital systems has made the resilience of these systems mission-critical for nearly every organization and the sustained ongoing importance of digital systems amidst the evolving threat landscape further elevates Splunk’s central role in enabling secure and reliable operations for our customers.

We typically base our cloud services annual subscription fees on either the volume of data indexed per day including a fixed amount of data storage or purchased infrastructure, data storage and bandwidth our customers require to support the underlying workload. We are seeing an increasing share of our business being based on workload pricing. We recognize the revenues associated with our cloud services ratably over the associated subscription term. For our license offerings, we typically base the license fees on either the estimated daily data indexing capacity or the compute power consumed to support our customers' workload and we generally recognize the license fee portion of these arrangements upfront. As a result, the timing of when we enter into large license contracts may lead to fluctuations in our revenues and operating results because our expenses are largely fixed in the short-term.

As customers have increasingly adopted our cloud services offerings, the proportion of revenue from our delivery of cloud services has grown. This shift in our revenue mix has impacted, and it will continue to impact, our revenue and operating margins as a higher percentage of our sales is now recognized ratably. Whether and the degree to which cloud services become our predominant delivery model is dependent on customer choice. As a result, the pace of the shift may fluctuate and the mix of cloud services and license revenue may continue to vary from quarter to quarter and year to year. Therefore, our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited.

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

Worldwide economic uncertainties and negative trends, including financial and credit market fluctuations, rising interest rates, political unrest and social strife, the long-term impact of the ongoing COVID-19 pandemic and other impacts from the macroeconomic environment have, and could continue to, adversely affect our business operations or financial results. These macroeconomic conditions have caused and could continue to cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

Toward the end of the second quarter, and continuing through the end of fiscal 2023, we saw changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions and migrations to cloud services. In the fourth quarter of fiscal 2023, we also saw enhanced deal scrutiny. We will continue to closely monitor the macroeconomic environment and its effects on our business and on global economic activity, including customer spending on information technology.

See Part I, Item 1A. “Risk Factors” in this Form 10-K for further discussion of the impact and possible future impacts of the macroeconomic environment on our business.

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

Free Cash Flow

Splunk considers free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated or used by the business. Free cash flow represents net cash provided by operating activities less purchases of property and equipment and capitalized software development costs. Net cash provided by operating activities was $450 million and $128 million in fiscal 2023 and fiscal 2022, respectively. The following presents our free cash flow (in millions):

Below is a calculation of free cash flow:

	Fiscal Year Ended January 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$449,630	$128,048
Less purchases of property and equipment	(13,620)	(10,671)
Less capitalized software development costs	(8,782)	(9,361)
Free cash flow	$427,228	$108,016

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

Remaining Performance Obligations (“RPO”) Bookings

RPO Bookings is an indicator of overall bookings momentum. We calculate total RPO Bookings as total revenue plus the change in total RPO. Total RPO is separately disclosed in Note 9 “Revenues, Accounts Receivable, Deferred Revenue and Remaining Performance Obligations” of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The following presents our total RPO Bookings (in millions):

Below is a calculation of total RPO Bookings:

	Fiscal Year Ended January 31,
(In thousands)	2023	2022
Total revenues	$3,653,708	$2,673,664
Change in RPO	532,192	591,992
Total RPO Bookings	$4,185,900	$3,265,656

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

•Maintenance revenues. When a term license is purchased, maintenance is bundled with the license for the term of the license period. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. Maintenance revenues as a percentage of total revenues were 12.7% and 17.6% for fiscal 2023 and 2022, respectively.

•Professional services and training revenues. We provide professional services and training focused on helping our customers deploy our software in highly complex operational environments and train their personnel. Professional services and training have stated billing rates per service hour or are provided on a subscription basis.

Related revenues are recognized as services are delivered or ratably over the subscription period. Professional services and training revenue continues to represent a significant portion of our maintenance and services revenue due to the deployment of our offerings in large and highly complex IT environments.

Cost of Revenues

Cost of cloud services revenues. Cost of cloud services revenues includes third-party hosting fees, salaries, benefits, stock-based compensation and related expenses such as employer taxes related to our delivery of cloud services, allocated overhead for depreciation of equipment, facilities and IT, and amortization of acquired intangible assets. We recognize these expenses as they are incurred.

Cost of license revenues.  Cost of license revenues includes all direct costs to deliver our products, including salaries, benefits, stock-based compensation and related expenses such as employer taxes, allocated overhead for facilities and IT and amortization of acquired intangible assets. We recognize these expenses as they are incurred.

Cost of maintenance and services revenues. Cost of maintenance and services revenues includes salaries, benefits, stock-based compensation and related expenses such as employer taxes related to our delivery of maintenance and services, third-party consulting services and allocated overhead for depreciation of equipment, facilities and IT. We recognize these expenses as they are incurred.

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

We are focused on managing the business with a balanced approach to long-term growth and profitability. As a result we will take measures to control and in some cases reduce targeted sources of operating costs, as we prioritize business-critical investments. Certain strategic actions to reduce our workforce have been taken, including one as described further in Note 12 “Subsequent Events” of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. In the period or periods immediately following these actions, operating expenses will generally increase due to the related severance payments and other termination benefits. We generally expect revenue growth to outpace spending in the following categories. Accordingly, we expect the decline in expenses as a percentage of revenue to continue.

Research and development.  Research and development expenses primarily consist of personnel and facility-related costs attributable to our research and development personnel. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our software and services. While we will continue to invest in product development, we do not expect related expenses to significantly increase on an organic basis in fiscal 2024 as we prioritize hiring in lower cost markets.

Sales and marketing.   Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, commissions earned by our sales personnel, marketing and business development personnel, and the cost of marketing and business development programs, including advertising programs to promote our brand and awareness, demand generating activities and customer events. We expect that sales and marketing expenses will continue to increase, in absolute dollars, as we continue to hire additional personnel and invest in marketing programs.

General and administrative.  General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel; our legal, accounting and other professional services fees; and other corporate expenses. As these activities are critical to supporting our operations, we will continue to make related investments as we grow.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest expense related to the Notes, gain on extinguishment of convertible senior notes, a strategic investment impairment loss, foreign exchange gains and losses, and interest income on our investments and cash and cash equivalents balances.

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

For further information on our significant accounting policies, refer to Note 1 “Description of the Business and Significant Accounting Policies” of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following table sets forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

Consolidated Statements of Operations Data

	Fiscal Year Ended January 31,
(In thousands and as % of total revenues)	2023		2022		2021
Revenues
Cloud services	$1,457,295	39.9%	$943,785	35.3%	$554,132	24.9%
License	1,521,116	41.6	1,056,481	39.5	971,378	43.6
Maintenance and services	675,297	18.5	673,398	25.2	703,875	31.6
Total revenues	3,653,708	100.0	2,673,664	100.0	2,229,385	100.0
Cost of revenues
Cloud services (1)	490,299	33.6	398,274	42.2	252,290	45.5
License (1)	5,312	0.3	9,215	0.9	20,864	2.1
Maintenance and services (1)	320,384	47.4	326,480	48.5	274,191	39.0
Total cost of revenues	815,995	22.3	733,969	27.5	547,345	24.6
Gross profit	2,837,713	77.7	1,939,695	72.5	1,682,040	75.4
Operating expenses
Research and development	997,170	27.3	1,029,574	38.5	791,026	35.5
Sales and marketing	1,621,518	44.4	1,534,600	57.4	1,336,056	59.9
General and administrative	454,531	12.4	522,350	19.5	335,144	15.0
Total operating expenses	3,073,219	84.1	3,086,524	115.4	2,462,226	110.4
Operating loss	(235,506)	(6.4)	(1,146,829)	(42.9)	(780,186)	(35.0)
Interest and other income (expense), net
Interest income	25,401	0.7	2,583	0.1	13,850	0.6
Interest expense	(46,026)	(1.3)	(174,598)	(6.5)	(123,076)	(5.5)
Other income (expense), net	(9,320)	(0.3)	(1,939)	(0.1)	(11,636)	(0.5)
Total interest and other income (expense), net	(29,945)	(0.8)	(173,954)	(6.5)	(120,862)	(5.4)
Loss before income taxes	(265,451)	(7.3)	(1,320,783)	(49.4)	(901,048)	(40.4)
Income tax provision	12,411	0.3	18,314	0.7	6,932	0.3
Net loss	$(277,862)	(7.6)%	$(1,339,097)	(50.1)%	$(907,980)	(40.7)%
_________________________
(1)Calculated as a percentage of the associated revenues.

Comparison of the Fiscal Years Ended January 31, 2023 and 2022

Revenues
(Dollars in millions)

Fiscal 2023 Compared to Fiscal 2022
Total revenues increased $980.0 million, or 36.7%, primarily due to the following:

+    increase of $513.5 million, or 54.4%, in cloud services revenues
+    increase of $464.6 million, or 44.0%, in license revenues
+    increase of $1.9 million, or 0.3%, in maintenance and services revenues

The increase in cloud services revenues reflects the continued customer adoption of our cloud services offerings. Our customers are increasingly purchasing our cloud services offerings as they deliver the benefits of our license offerings, while eliminating the need to purchase, deploy and manage infrastructure. The increase in license revenues is a result of increased license bookings during fiscal 2023, as compared to fiscal 2022.

Cost of Revenues and Gross Margin
(Dollars in millions)

Fiscal 2023 Compared to Fiscal 2022
Total cost of revenues increased $82.0 million, or 11.2%, primarily due to the increase in cost of revenues related to our delivery of cloud services. Cloud services cost of revenues increased $92.0 million, or 23.1%, primarily due to the following:

+    increase of $58.0 million in third-party hosting fees to support increased customer adoption of our cloud services
+    increase of $15.6 million in salaries and benefits, including stock-based compensation expense as we increased headcount
+    increase of $11.1 million in third-party consulting services
+    increase of $7.6 million in depreciation and amortization expense

Cloud services gross margin increased primarily due to the optimization of our cloud infrastructure that supports the delivery of cloud services. Maintenance and services cost of revenues decreased $6.1 million, or (1.9)%, primarily due to a decrease of $5.6 million in salaries and benefits, including stock-based compensation expense as we decreased headcount.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Fiscal 2023 Compared to Fiscal 2022
Research and development expense decreased $32.4 million, or (3.1)%, primarily due to the following:

-    decrease of $16.9 million in third-party hosting fees
-    decrease of $13.9 million in salaries and benefits, including stock-based compensation expense as we decreased headcount

Sales and Marketing Expense

Fiscal 2023 Compared to Fiscal 2022
Sales and marketing expense increased $86.9 million, or 5.7%, primarily due to the following:

+    increase of $80.5 million in salaries and benefits, including stock-based compensation expense as we increased headcount
+    increase of $5.7 million in employment-related expenses

General and Administrative Expense

Fiscal 2023 Compared to Fiscal 2022
General and administrative expense decreased $67.8 million, or (13.0)%, primarily due to the following:

-    decrease of $53.6 million in facility exit costs primarily due to the recognition of a loss on the termination of a lease in San Jose, CA during fiscal 2022
-    decrease of $25.6 million in stock-based compensation primarily due to the departures of certain executives in fiscal 2023
-    decrease of $15.2 million in third-party consulting services
+    increase of $16.0 million in cash salaries and benefits as we increased headcount
+    increase due to a $10.0 million impairment charge related to one of our office space leases

Interest and Other Income (Expense), net

	Fiscal Year Ended January 31,
(In thousands)	2023	2022
Interest and other income (expense), net
Interest income	$25,401	$2,583
Interest expense	(46,026)	(174,598)
Other income (expense), net	(9,320)	(1,939)
Total interest and other income (expense), net	$(29,945)	$(173,954)

Fiscal 2023 Compared to Fiscal 2022
Interest and other income (expense), net reflects a net decrease in expense of $144.0 million, primarily due to a decrease in non-cash interest expense of $135.7 million as a result of our adoption of ASU 2020-06 on February 1, 2022; a net increase in interest income due to higher active investments in interest-bearing securities; and a net increase in other expense due to higher foreign currency transaction losses driven by strengthening of the U.S. dollar. Under ASU 2020-06, we are no longer required to record conversion option-related debt discounts on the Notes, which were previously amortized as non-cash interest expense over the maturity of each of the Notes.

Income Tax Provision

	Fiscal Year Ended January 31,
(In thousands)	2023	2022
Income tax provision	$12,411	$18,314

Fiscal 2023 Compared to Fiscal 2022
Our income tax provision decrease primarily results from several one-time tax benefits. For example, we recorded a partial release of our valuation allowance as a result of our fiscal year 2023 acquisition.

Seasonality, Cyclicality and Quarterly Trends

Our quarterly results reflect seasonality in the sale of our offerings. Historically, a pattern of increased license sales in the second half of our fiscal year as a result of industry buying patterns has positively impacted sales activity in those periods, which can result in lower sequential revenue in the first fiscal quarter. We expect this seasonality to continue as long as revenue from sales of our license offerings continues to represent a significant proportion of total revenues. As we continue to expect seasonally higher bookings and billings in the second half of the our fiscal year, with a large proportion of our revenue recognized ratably there will also be a seasonal impact on our remaining performance obligations and deferred revenue. Our gross margins and operating losses have been affected by these historical trends because the majority of our expenses are relatively fixed in the short term. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance. The timing of revenues in relation to our expense activity, which generally does not correlate directly with revenues, has an impact on cost of revenues, research and development expense, sales and marketing expense and general and administrative expense as a percentage of total revenues in each fiscal quarter during the year. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period. In addition, because of our billing cycle and annual billing practices, our cash collections are highest in the fourth and first fiscal quarters with a seasonal decline in the second quarter.

Liquidity and Capital Resources

	Fiscal Year Ended January 31,
(In thousands)	2023	2022
Cash and cash equivalents	$690,587	$1,428,691
Investments, current	1,316,347	286,337
Investments, non-current	41,700	46,431

(In millions)

Our principal sources of liquidity are our cash and cash equivalents, investments and net accounts receivable. From time to time, we have also issued convertible debt to supplement our working capital. As of January 31, 2023, we had $2.0 billion of cash, cash equivalents and investments of which $314.8 million was held by foreign subsidiaries. We believe that these funds will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Our long-term future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, the investments in our office facilities and our systems infrastructure, the continuing market acceptance of our offerings and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses, applications or technologies.

In June 2021, our board of directors authorized and approved a stock repurchase program of up to $1.0 billion of our outstanding common stock. During fiscal 2022 we repurchased 6.9 million shares of common stock with a total price of $1.0 billion, under trading plans complying with Rule 10b5-1 under the Exchange Act, at an average price of $145.23 per share. The repurchased shares are reflected as treasury stock on our consolidated balance sheets and statements of stockholders’ equity (deficit). The repurchase program was completed as of October 31, 2021. The principal source of funding for the repurchase program was the proceeds from the issuance of $1 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2026 (“2026 Notes”). Both the repurchase program transactions and the proceeds from the 2026 Notes were fiscal 2022 financing activities as reflected on our Consolidated Statements of Cash Flows. Accordingly, the repurchase program did not have a material impact on our operating cash flows, liquidity, or capital resources for the year ended January 31, 2022, on a net basis and we do not expect it to have a material impact in the future.

In July 2021, we issued $1.0 billion aggregate principal amount of the 2026 Notes with Silver Lake Alpine, L.P., Silver Lake Alpine (Offshore Master), L.P. and Silver Lake Partners VI, L.P. as the purchasers. The 2026 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2026 Notes was $981.7 million, net of issuance costs. In June 2020, we issued $1.27 billion aggregate principal amount of the 2027 Notes, including the exercise in full by the initial purchasers of the 2027 Notes of their option to purchase an additional $165.0 million principal amount of 2027 Notes. The 2027 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2027 Notes was $1.25 billion, net of initial purchaser discounts and other issuance costs. In connection with the issuance of the 2027 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2027 Capped Calls”). We used approximately $137.4 million of the net proceeds from the offering of the 2027 Notes to pay the cost of the 2027 Capped Calls and $691.6 million to repurchase, for cash, approximately $488.3 million aggregate principal amount of our outstanding 2023 Notes. In September 2018, we issued $1.27 billion aggregate principal amount of the 2023 Notes and $862.5 million aggregate principal amount of the 2025 Notes. In connection with the issuance of the 2023 Notes and the 2025 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2023 and 2025 Capped Calls”). The premiums paid for the purchase of the 2023 and 2025 Capped Calls were $274.3 million. Refer to Note 7 “Convertible Senior Notes” of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. It is our current intent to settle the principal amount of the 2023 Notes with cash upon maturity in September 2023.

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

Fiscal 2023 Compared to Fiscal 2022
Net cash provided by operating activities was $449.6 million during the year ended January 31, 2023 compared to $128.0 million in the prior year. The increase in net cash provided by operating activities in fiscal 2023 was primarily due to higher cash collections from customers, driven by revenue growth, relative to payments to vendors and employees.

Investing Activities

Fiscal 2023 Compared to Fiscal 2022
Net cash used in investing activities of $1.1 billion during the year ended January 31, 2023 primarily consisted of marketable securities purchases of $1.0 billion, net of maturities, cash consideration paid relating to the fiscal 2023 acquisition, net of cash acquired, of $22.0 million, purchases of property and equipment of $13.6 million, cash used for the development of internal-use software of $8.8 million, and purchases of strategic investments of $6.7 million.

Net cash used in investing activities of $333.8 million during the year ended January 31, 2022 primarily consisted of marketable securities purchases of $210.6 million, net of maturities, cash consideration paid relating to the TruSTAR acquisition, net of cash acquired, of $80.3 million, purchases of strategic investments of $23.8 million, purchases of property and equipment of $10.7 million, and cash used for the development of internal-use software of $9.4 million.

Financing Activities

Fiscal 2023 Compared to Fiscal 2022
Net cash used in financing activities of $117.6 million during the year ended January 31, 2023 primarily consisted of taxes paid related to the net share settlement of equity awards of $197.3 million, offset by proceeds of $78.3 million from our employee stock purchase plan.

Net cash used in financing activities of $136.7 million during the year ended January 31, 2022 primarily consisted of $1.0 billion of repurchases of common stock and taxes paid related to the net share settlement of equity awards of $201.0 million, offset by net proceeds of $982.2 million from the issuance of the 2026 Notes, and proceeds of $79.9 million from our employee stock purchase plan.

Contractual Obligations

Our principal commitments consist of obligations under leases for office space and hosting services arrangements with cloud service providers. Refer to Note 4 “Leases” of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional details related to our accounting for leases and related costs. In addition, we hold convertible debt securities. For more information on our convertible senior notes, refer to Note 7 “Convertible Senior Notes” of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. As of January 31, 2023, our other contractual commitments associated with agreements that are enforceable and legally binding and that specify all significant terms were payments of $0.3 billion due in the next 12 months and $1.1 billion due thereafter. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

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

Claims and reimbursements under indemnification arrangements have not been material to our consolidated financial statements; therefore, there is no accrual of such amounts at January 31, 2023. We are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and cash equivalents of $690.6 million as of January 31, 2023. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. During fiscal 2023 and 2022, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our operating results or the value of our available-for-sale debt securities.

In September 2018, we issued $2.13 billion aggregate principal amount of convertible senior notes in a private placement, which includes $1.27 billion aggregate principal amount of the 2023 Notes and $862.5 million aggregate principal amount of the 2025 Notes. In June 2020, we issued $1.27 billion aggregate principal amount of the 2027 Notes, including the exercise in full by the initial purchasers of the 2027 Notes of their option to purchase an additional $165.0 million principal amount of 2027 Notes. The 2027 Notes are general senior, unsecured obligations of Splunk. In July 2021, we issued $1.0 billion aggregate principal amount of the 2026 Notes. As these instruments have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value of either series of notes can be affected when the market price of our common stock fluctuates. We carry the notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. Refer to Note 7 “Convertible Senior Notes” of our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Splunk Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Splunk Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Splunk Inc. and its subsidiaries (the “Company”) as of January 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments and contracts in an entity’s own equity as of February 1, 2022.

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

Revenue recognition –Identifying, Evaluating and Accounting for Terms and Conditions in Contracts with Customers

As described in Note 1 to the consolidated financial statements, the Company generates revenues in the form of cloud services fees, license and related maintenance fees, and other service fees. The Company’s contracts with customers often contain multiple performance obligations. Management accounts for individual performance obligations separately if they are distinct. Management applies significant judgment in identifying and accounting for each performance obligation, as a result of evaluating the terms and conditions in contracts. As disclosed by management, the Company’s revenue was $3.7 billion for the fiscal year ended January 31, 2023.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 23, 2023

We have served as the Company’s auditor since 2010.

Splunk Inc.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	January 31, 2023	January 31, 2022
Assets
Current assets
Cash and cash equivalents	$690,587	$1,428,691
Investments, current	1,316,347	286,337
Accounts receivable, net	1,572,604	1,306,666
Prepaid expenses and other current assets	174,388	152,871
Deferred commissions, current	116,758	102,322
Total current assets	3,870,684	3,276,887
Investments, non-current	41,700	46,431
Accounts receivable, non-current	314,286	242,689
Operating lease right-of-use assets	186,981	229,198
Property and equipment, net	108,540	124,900
Intangible assets, net	119,588	164,769
Goodwill	1,416,920	1,401,628
Deferred commissions, non-current	242,731	200,876
Other assets	42,493	103,497
Total assets	$6,343,923	$5,790,875
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,299	$59,206
Accrued compensation	357,550	396,952
Accrued expenses and other liabilities	229,480	257,979
Deferred revenue, current	1,657,685	1,384,605
Debt, current	775,656	—
Total current liabilities	3,035,670	2,098,742
Debt, non-current	3,099,289	3,137,731
Operating lease liabilities	202,268	225,556
Deferred revenue, non-current	91,102	86,584
Other liabilities, non-current	26,107	19,491
Total non-current liabilities	3,418,766	3,469,362
Total liabilities	6,454,436	5,568,104
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at January 31, 2023 and January 31, 2022	—	—
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 164,833,781 shares outstanding at January 31, 2023, and 160,044,675 shares outstanding at January 31, 2022	171	167
Accumulated other comprehensive loss	(6,363)	(1,199)
Additional paid-in capital	4,671,776	5,032,351
Treasury stock, at cost: 6,806,618 shares at January 31, 2023 and 6,861,785 shares at January 31, 2022	(989,362)	(1,000,000)
Accumulated deficit	(3,786,735)	(3,808,548)
Total stockholders’ equity (deficit)	(110,513)	222,771
Total liabilities and stockholders’ equity	$6,343,923	$5,790,875

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended January 31,
(In thousands, except per share amounts)	2023	2022	2021
Revenues
Cloud services	$1,457,295	$943,785	$554,132
License	1,521,116	1,056,481	971,378
Maintenance and services	675,297	673,398	703,875
Total revenues	3,653,708	2,673,664	2,229,385
Cost of revenues (1)
Cloud services	490,299	398,274	252,290
License	5,312	9,215	20,864
Maintenance and services	320,384	326,480	274,191
Total cost of revenues	815,995	733,969	547,345
Gross profit	2,837,713	1,939,695	1,682,040
Operating expenses (1)
Research and development	997,170	1,029,574	791,026
Sales and marketing	1,621,518	1,534,600	1,336,056
General and administrative	454,531	522,350	335,144
Total operating expenses	3,073,219	3,086,524	2,462,226
Operating loss	(235,506)	(1,146,829)	(780,186)
Interest and other income (expense), net
Interest income	25,401	2,583	13,850
Interest expense	(46,026)	(174,598)	(123,076)
Other income (expense), net	(9,320)	(1,939)	(11,636)
Total interest and other income (expense), net	(29,945)	(173,954)	(120,862)
Loss before income taxes	(265,451)	(1,320,783)	(901,048)
Income tax provision	12,411	18,314	6,932
Net loss	$(277,862)	$(1,339,097)	$(907,980)

Basic and diluted net loss per share	$(1.71)	$(8.29)	$(5.68)

Weighted-average shares used in computing basic and diluted net loss per share	162,376	161,628	159,744
_________________________
(1)    Amounts include stock-based compensation expense, as follows:

Cost of revenues	$86,247	$79,968	$56,437
Research and development	339,624	327,065	271,120
Sales and marketing	247,505	246,447	198,346
General and administrative	115,762	141,338	92,752

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended January 31,
(In thousands)	2023	2022	2021
Net loss	$(277,862)	$(1,339,097)	$(907,980)
Other comprehensive income (loss)
Net unrealized loss on investments (net of tax)	(5,164)	(607)	(1,188)
Foreign currency translation adjustments	—	—	5,908
Total other comprehensive income (loss)	(5,164)	(607)	4,720
Comprehensive loss	$(283,026)	$(1,339,704)	$(903,260)

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities
Net loss	$(277,862)	$(1,339,097)	$(907,980)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	99,470	99,145	93,666
Amortization of deferred commissions	111,205	144,850	142,095
Amortization of investment premiums (accretion of discounts), net	(4,652)	1,741	(667)
Loss on strategic investment	—	—	4,500
Amortization of debt discount and issuance costs	10,279	140,847	98,977
Gain on extinguishment of convertible senior notes	—	—	(6,952)
Repurchase of convertible senior notes attributable to the accreted interest related to debt discount	—	—	(22,149)
Losses on facility exits	10,000	47,124	—
Non-cash operating lease costs	324	9,191	25,410
Stock-based compensation	789,138	794,818	618,655
Deferred income taxes	(2,695)	(579)	(3,590)
Other	879	785	1,045
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(337,177)	(87,491)	(153,724)
Prepaid expenses and other assets	42,075	(8,215)	(45,476)
Deferred commissions	(167,496)	(242,080)	(160,001)
Accounts payable	(43,907)	33,115	(9,082)
Accrued compensation	(39,402)	114,966	(3,805)
Accrued expenses and other liabilities	(15,337)	90,079	3,814
Deferred revenue	274,788	328,849	134,402
Net cash provided by (used in) operating activities	449,630	128,048	(190,862)
Cash flows from investing activities
Purchases of property and equipment	(13,620)	(10,671)	(37,107)
Capitalized software development costs	(8,782)	(9,361)	(14,602)
Purchases of marketable securities	(1,536,558)	(388,741)	(87,135)
Maturities of marketable securities	515,950	178,124	995,878
Purchases of strategic investments	(6,734)	(23,750)	—
Acquisitions, net of cash acquired	(21,950)	(80,333)	(56,383)
Other investment activities	1,534	980	(3,461)
Net cash provided by (used in) investing activities	(1,070,160)	(333,752)	797,190
Cash flows from financing activities
Proceeds from the exercise of stock options	1,457	2,430	3,473
Proceeds from employee stock purchase plan	78,318	79,938	79,949
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	981,920	1,246,544
Purchase of capped calls	—	—	(137,379)
Partial repurchase of convertible senior notes	—	—	(668,929)
Repurchases of common stock	—	(1,000,000)	—
Taxes paid related to net share settlement of equity awards	(197,349)	(200,957)	(140,776)
Net cash provided by (used in) financing activities	(117,574)	(136,669)	382,882
Effect of exchange rate changes on cash and cash equivalents	—	—	3,201
Net increase (decrease) in cash and cash equivalents	(738,104)	(342,373)	992,411
Cash and cash equivalents at beginning of period	1,428,691	1,771,064	778,653
Cash and cash equivalents at end of period	$690,587	$1,428,691	$1,771,064

Supplemental disclosures
Cash paid for income taxes	$17,131	$5,401	$9,760
Cash paid for interest	42,111	24,900	29,654
Non-cash investing and financing activities
Increase in accrued purchases of property and equipment	1,348	4,273	4,148
Equity consideration for acquisitions	—	939	7,254

The accompanying notes are an integral part of these consolidated financial statements.

Splunk Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
(In thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances at January 31, 2020	157,787,548	$157	$3,566,055	$—	$(5,312)	$(1,561,471)	$1,999,429
Stock-based compensation	—	—	618,655	—	—	—	618,655
Capitalized software development costs	—	—	8,019	—	—	—	8,019
Issuance of common stock upon exercise of options	352,910	—	3,472	—	—	—	3,472
Vesting of restricted and performance stock units	4,252,183	5	—	—	—	—	5
Issuance of restricted stock awards	78,897	—	—	—	—	—	—
Issuance of common stock from acquisitions	31,521	—	4,941	—	—	—	4,941
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	2,313	—	—	—	2,313
Vesting of early exercised options	—	—	203	—	—	—	203
Taxes paid related to net share settlement of equity awards	—	—	(140,776)	—	—	—	(140,776)
Issuance of common stock upon ESPP purchase	644,080	1	79,949	—	—	—	79,950
Equity component of convertible senior notes, net	—	—	342,062		—	—	342,062
Purchase of capped calls	—	—	(137,379)		—	—	(137,379)
Partial repurchase of convertible senior notes	—	—	(283,629)	—	—	—	(283,629)
Unrealized loss from investments (net of tax)	—	—	—	—	(1,188)	—	(1,188)
Net change in cumulative translation adjustments	—	—	—	—	5,908	—	5,908
Net loss	—	—	—	—	—	(907,980)	(907,980)
Balances at January 31, 2021	163,147,139	163	4,063,885	—	(592)	(2,469,451)	1,594,005
Stock-based compensation	—	—	794,818	—	—	—	794,818
Capitalized software development costs	—	—	3,539	—	—	—	3,539
Issuance of common stock upon exercise of options	217,982	—	2,430	—	—	—	2,430
Vesting of restricted and performance stock units	2,761,401	4	—	—	—	—	4
Issuance of restricted stock awards	9,307	—	—	—	—	—	—
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	939	—	—	—	939
Vesting of early exercised options	—	—	92	—	—	—	92
Taxes paid related to net share settlement of equity awards	—	—	(200,961)	—	—	—	(200,961)
Issuance of common stock upon ESPP purchase	794,260	—	79,938	—	—	—	79,938
Equity component of convertible senior notes, net	—	—	287,671	—	—	—	287,671
Repurchases of common stock	(6,885,414)	—	—	(1,000,000)	—	—	(1,000,000)
Unrealized loss from investments (net of tax)	—	—	—	—	(607)	—	(607)
Net loss	—	—	—	—	—	(1,339,097)	(1,339,097)
Balances at January 31, 2022	160,044,675	167	5,032,351	(1,000,000)	(1,199)	(3,808,548)	222,771
Cumulative-effect adjustment from adoption of ASUs	—	—	(1,026,611)		—	299,675	(726,936)
Stock-based compensation	—	—	789,136	—	—	—	789,136
Capitalized software development costs	—	—	5,115	—	—	—	5,115
Issuance of common stock upon exercise of options	98,027	—	1,457	—	—	—	1,457
Vesting of restricted and performance stock units	3,425,643	3	(10,638)	10,638	—	—	3
Issuance of restricted stock awards	229,046	—	—	—	—	—	—
Vesting of early exercised options	—	—	1	—	—	—	1
Taxes paid related to net share settlement of equity awards	—	—	(197,352)	—	—	—	(197,352)
Issuance of common stock upon ESPP purchase	1,036,390	1	78,317	—	—	—	78,318
Unrealized loss from investments (net of tax)	—	—	—	—	(5,164)	—	(5,164)
Net loss	—	—	—	—	—	(277,862)	(277,862)
Balances at January 31, 2023	164,833,781	$171	$4,671,776	$(989,362)	$(6,363)	$(3,786,735)	$(110,513)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of the Business and Significant Accounting Policies

Business

Splunk Inc. (“we,” “us,” “our”) helps customers build a safer and more resilient digital world. We deliver innovative solutions that enable organizations to harness the value of their data to help keep their digital systems secure, available and performant. As organizations’ reliance on resilient systems continues to increase, it is critical that they keep pace with increasing complexity and potential vulnerabilities associated with these systems. Our solutions for security and observability empower Security Operations (“SecOps”), IT Operations (“ITOps”), and Development Operations (“DevOps”) teams to maintain resilient systems by monitoring and securing them more quickly and efficiently. We also believe our offerings empower operational transformation, helping customers move from reactive, non-scalable and ineffective approaches to proactive, automated, and machine learning (“ML”)-assisted processes that drive better outcomes even as the scale and complexity of their technology continue to grow. We were incorporated in California in October 2003 and reincorporated in Delaware in May 2006.

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

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. Dollar. Foreign currency transaction gains and losses are included in “Other income (expense), net” on our consolidated statements of operations and were not material during fiscal 2023, 2022, and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our contracts with customers often contain multiple performance obligations, which may include a combination of cloud services, licenses, related maintenance and support services, and professional services including training. We apply significant judgment in identifying and accounting for each performance obligation, as a result of evaluating the terms and conditions in contracts. For these contracts, we account for cloud services, licenses, maintenance and support, and other services as separate performance obligations as they are each distinct. Revenue is recognized when the performance obligations are satisfied. As we satisfy our cloud services performance obligation over customers’ contract terms, we recognize related revenue ratably beginning when access is provided to the customer, consistent with the pattern of transfer of benefits to the customer of such services. We satisfy our obligation and recognize revenue for licenses upon transfer of control of the licenses, which occurs at delivery of the license key to customers, or when the license term commences, if later. We satisfy our maintenance and support performance obligations and recognize revenue ratably over the maintenance and support term, consistent with the pattern of benefit to the customer of such services. Professional services and training are either provided on a time and material basis or over a contract term. We satisfy our professional services and training performance obligations and recognize the associated revenue as services are delivered. With respect to contracts that include customer acceptance provisions, we recognize revenue upon customer acceptance. Our policy is to record revenues net of any applicable sales, use, goods and services, value added, and excise taxes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In capitalizing and amortizing deferred commissions, we have elected to apply a portfolio approach. We include capitalized costs in “Deferred commissions, current and non-current” on our consolidated balance sheets and related amortization of deferred commissions in “Sales and marketing” expense on our consolidated statements of operations. There were no impairments to deferred commissions for all periods presented. Commission expense was $156.2 million, $177.7 million and $223.6 million for fiscal 2023, 2022 and 2021, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from transactions for identical or similar investments issued by the same issuer. Changes in the basis of these investments will be recognized in “Other income (expense), net.”

Concentration of Risk

Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents, investments and accounts receivable. We maintain the majority of our cash balance with two financial institutions that management believes are high-credit, quality financial institutions and invest our cash equivalents in highly rated money market funds.

Our accounts receivable is subject to collection risk. Our gross accounts receivable is reduced for this risk by an allowance for doubtful accounts. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is an estimate and is regularly evaluated for adequacy by taking into consideration a combination of factors. We look at factors such as past collection experience, credit quality of the customer, age of the receivable balance, and current economic conditions. These factors are reviewed to determine whether an allowance for bad debts should be recorded to reduce the receivable balance to the amount believed to be collectible. The allowance for doubtful accounts balances at January 31, 2023 and 2022, and the related bad debt expense and write-off activity for fiscal 2023, 2022 and 2021 were immaterial.

Goodwill, Intangible Assets, Long-Lived Assets and Impairment Assessments

Goodwill and indefinite-lived intangible assets are carried at cost and are evaluated annually for impairment, or more frequently if circumstances exist that indicate that impairment may exist. When conducting our annual goodwill impairment assessment, we perform a quantitative evaluation of whether goodwill is impaired by comparing the fair value of our reporting unit to its carrying value. We consider the enterprise to be the reporting unit for this analysis. If the carrying amount of our reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to that excess.

Finite-lived intangible assets are amortized over their useful lives. Each period we evaluate the estimated remaining useful life of our finite-lived intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. In addition, we evaluate the recoverability of our long-lived assets including intangible and tangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, then the carrying amount of such asset is reduced to fair value.

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

Capitalized Software Development and Implementation Costs

Development costs for software to be sold, leased, or otherwise marketed are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and amortization begins when a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

product is available for general release to customers. The costs incurred and periods between the achievement of technological feasibility and general release of our products have been insignificant.

We capitalize certain costs incurred in connection with the development of software for internal use (“development costs”) and the implementation of cloud computing services and on-premise software purchased for internal use (“implementation costs”). Costs incurred during the preliminary planning and evaluation stage of each project and during the post implementation operational stage are expensed as incurred. Costs incurred during the application development stage, which includes configuration and coding activities, of each project are capitalized. Capitalized development costs are included in “Property and equipment, net” on our consolidated balance sheets. The current portion of capitalized implementation costs are included in “Prepaid expenses and other current assets” and the non-current portion are included in “Other assets” on our consolidated balance sheets. We capitalized $13.9 million and $12.9 million of development costs in fiscal 2023 and 2022, respectively. We did not capitalize any implementation costs in fiscal 2023 and 2022. Capitalized development costs are amortized on a straight-line basis over their estimated useful lives, which are generally 3 years, and capitalized implementation costs are amortized on a straight-line basis over the term of the related arrangement, including anticipated renewals. We recognized $12.8 million, $7.1 million and $1.5 million in amortization expense related to capitalized implementation and development costs during fiscal 2023, 2022 and 2021, respectively.

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

Our operating lease assets are included in “Operating lease right-of-use assets” and the current and non-current portions of our operating lease liabilities are included in “Accrued expenses and other liabilities” and “Operating lease liabilities,” respectively, on our consolidated balance sheets. As of January 31, 2023, we had no finance leases. Refer to Note 4 “Leases” for details.

Advertising Expense

We expense advertising costs as incurred. We incurred $23.6 million, $25.5 million and $36.8 million in advertising expenses for fiscal 2023, 2022 and 2021, respectively. Advertising costs are included in “Sales and marketing” expenses on our consolidated statements of operations.

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

The fair value of each option grant and stock purchase right granted under the Employee Stock Purchase Plan (“ESPP”) is estimated on the date of grant using the Black-Scholes option pricing model. We recognize stock-based compensation related to our ESPP using the graded-vesting attribution method over the offering period. Prior to December

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022, each offering period was twelve months. Beginning in December 2022, we increased the offering period to twenty four months. Stock-based compensation expense is recognized net of estimated forfeiture activity. Outside of the ESPP, options are generally only granted in connection with business combinations for the purpose of replacing unvested awards of acquiree employees.

The determination of the grant date fair value of options using an option-pricing model is affected by assumptions regarding a number of other complex and subjective variables, which include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. The expected term of the options is based on the average period the stock options are expected to remain outstanding calculated as the midpoint of the vesting terms and contractual expiration periods, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for our stock is determined by examining the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date closest to the grant date for zero-coupon U.S. Treasury notes with maturities that approximate the expected term. The dividend yield assumption is zero as we do not have any history of, nor plans to make, dividend payments.

Compensation expense for PSUs with performance or market conditions is measured using the fair value at the date of grant and recorded over the vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against pre-set objectives. We use a Monte Carlo option-pricing model to determine the fair value of PSUs with market conditions.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

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

Our tax positions are subject to income tax audits by multiple tax jurisdictions. We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination, based solely on its technical merits. We measure the tax benefit recognized as the largest amount of benefit which is more likely than not to be realized upon settlement.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	January 31,
	2023				2022
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$316,943	$—	$—	$316,943	$1,056,296	$—	$—	$1,056,296
U.S. government and agency securities	—	1,180,861	—	1,180,861	—	8,024	—	8,024
Corporate bonds	—	53,833	—	53,833	—	131,015	—	131,015
Commercial paper	—	141,359	—	141,359	—	160,230	—	160,230
Reported as:
Assets:
Cash and cash equivalents				$376,649				$1,059,296
Investments, current				1,316,347				286,337
Investments, non-current				—				9,932
Total				$1,692,996				$1,355,565

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our investments in available-for-sale debt securities as of January 31, 2023:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. government and agency securities	$59,732	$—	$(26)	$59,706
Investments, current:
U.S. government and agency securities	1,125,700	1	(4,546)	1,121,155
Corporate bonds	54,173	2	(342)	53,833
Commercial paper	142,061	—	(702)	141,359
Total available-for-sale investments	$1,381,666	$3	$(5,616)	$1,376,053

The following table presents our investments in available-for-sale debt securities as of January 31, 2022:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Commercial paper	$3,000	$—	$—	$3,000
Investments, current:
Corporate bonds	131,253	2	(240)	131,015
Commercial paper	155,469	—	(147)	155,322
Investments, non-current:
U.S. government and agency securities	8,036	—	(12)	8,024
Commercial paper	1,914	—	(6)	1,908
Total available-for-sale investments	$299,672	$2	$(405)	$299,269

The following table presents the fair values and unrealized losses related to our investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of January 31, 2023:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$1,162,226	$(4,530)	$7,959	$(42)	$1,170,185	$(4,572)
Corporate bonds	50,258	(328)	1,887	(14)	52,145	(342)
Commercial paper	141,359	(702)	—	—	141,359	(702)
Total	$1,353,843	$(5,560)	$9,846	$(56)	$1,363,689	$(5,616)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values and unrealized losses related to our investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of January 31, 2022:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$8,024	$(12)	$—	$—	$8,024	$(12)
Corporate bonds	130,007	(240)	—	—	130,007	(240)
Commercial paper	145,231	(153)	—	—	145,231	(153)
Total	$283,262	$(405)	$—	$—	$283,262	$(405)

The contractual maturities of our investments as of January 31, 2023 are as follows (in thousands):

Due within one year	$1,376,053
Total	$1,376,053

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

Equity Investments

Our equity investments are included in “Investments, non-current” on our consolidated balance sheets. The following table provides a summary of our equity investments:

	January 31,
(In thousands)	2023	2022
Equity investments without readily determinable fair values	$37,994	$33,744
Equity investments under the equity method of accounting	3,706	2,755
Total	$41,700	$36,499

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 30, 2023, the parties entered into a stipulation of settlement, subject to Court approval. The settlement resolves all claims asserted against us and the other named defendants without any admission, concession, or finding of any fault, liability, or wrongdoing by defendants. Under the terms of the settlement, we will cause $30 million to be paid into a settlement escrow account, of which $4.6 million has been paid by us in satisfaction of the retention limit of its primary Director & Officer (“D&O”) insurance policy and $25.4 million will be paid by our insurers, in return for a release of claims and dismissal of the case. On February 7, 2023, lead plaintiff filed an unopposed motion for preliminary approval of the settlement, which attaches the stipulation of settlement. The motion for preliminary approval of the settlement is scheduled for hearing by the Court on April 6, 2023. The Company recognized a liability, which is included in “Accrued expenses and other liabilities” on our consolidated balance sheets, in the amount of $25.4 million which represents the company’s remaining obligation to settle claims under the stipulation of settlement as of January 31, 2023. A corresponding receivable was recognized, which is included in “Prepaid expenses and other current assets” on our consolidated balance sheets, which represents the insurance proceeds we are entitled to under our D&O insurance policy that will be paid by our insurers to settle claims on our behalf.

Ten derivative lawsuits related to the securities class action were filed in February, March, and April 2021 October 2022, December 2022, January 2023, February 2023, and March 2023 in the U.S. District Court for the Northern District of California, the California Superior Court, San Francisco County, and the Court of Chancery of the State of Delaware (three of which have been consolidated). The lawsuits name our former Chief Executive Officer, our former Chief Financial Officer, several other current and former officers, and many of our current and former board members as defendants, and the company as a nominal defendant. The lawsuits allege claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against the defendants, and claims for contribution under Sections 10(b) and 21D of the Exchange Act against only our former Chief Executive Officer and former Chief Financial Officer. The plaintiffs seek unspecified monetary damages and other relief on behalf of the company. The courts have stayed the derivative actions filed in 2021 and 2022 pursuant to stipulation of the parties until after a ruling on the motion for class certification in the federal securities case. On August 9, 2021, we received a demand letter alleging claims similar to those in the derivative lawsuits and requesting that our board of directors launch an investigation on such matters. On May 23, 2022, the board of directors formed a committee to evaluate the stockholder’s demand and make recommendations to the full board of directors. On September 13, 2022, we received a second demand letter alleging claims similar to those in the derivative lawsuits and requesting that our board of directors launch an investigation. This second demand is also being evaluated by the board committee. In April, July and August, 2022, the board of directors received three demands made on behalf of stockholders to inspect the books and records of the company pursuant to Section 220 of the Delaware General Corporation Law. The demands seek records related to the board and to the allegations at issue in the underlying putative class action.

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

Pursuant to the indemnification agreements, our bylaws, and Delaware law, we are indemnifying our former executive officers in connection with the stipulation of settlement entered into on January 30, 2023. No other claims or reimbursements under indemnification arrangements were material to our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Leases

We have operating leases for office space used for our business operations and sales support.

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

During fiscal 2023, 2022, and 2021, operating lease costs were $60.3 million, $59.4 million, and $82.5 million, respectively, excluding short-term leases, variable lease costs, and sublease income, all of which were immaterial in each of these periods.

As of January 31, 2023, the weighted-average remaining lease term and discount rate related to our operating lease right-of-use assets and related lease liabilities were as follows:

	January 31,
	2023	2022
Weighted-average remaining lease term (in years)	7.3	7.7
Weighted-average discount rate	6.2%	6.0%

As of January 31, 2023, the maturity of lease liabilities under our non-cancelable operating leases were as follows:

Fiscal Period (In thousands)	Future Payments
Fiscal 2024	$43,300
Fiscal 2025	40,896
Fiscal 2026	39,643
Fiscal 2027	40,242
Fiscal 2028	35,421
Thereafter	96,128
Total lease payments	295,630
Less imputed interest	(59,285)
Total current and non-current operating lease liabilities (1)	$236,345
_________________________
(1)    The current portion of our operating lease liabilities is included in “Accrued expenses and other liabilities” on our consolidated balance sheets.

Supplemental Disclosures

	Fiscal Year Ended January 31,
(In thousands)	2023	2022
Cash paid for operating lease liabilities	$58,255	$53,910
Operating lease liabilities arising from obtaining right-of-use assets	12,342	26,392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Property and Equipment

Property and equipment consisted of the following:

	January 31,
(In thousands)	2023	2022
Computer equipment and software	$82,248	$73,411
Furniture and fixtures	27,076	26,840
Leasehold and building improvements (1)	144,130	141,496
Capitalized software development costs (2)	50,590	36,695
Property and equipment, gross	304,044	278,442
Less: accumulated depreciation and amortization	(195,504)	(153,542)
Property and equipment, net	$108,540	$124,900
_________________________
(1)    Includes costs related to assets not yet placed into service of $2.8 million and $6.0 million, as of January 31, 2023 and 2022, respectively.
(2)    Includes costs related to projects still under development of $5.1 million and $7.4 million, as of January 31, 2023 and 2022, respectively.

Depreciation and amortization expense related to Property and equipment, net was $43.1 million, $41.3 million and $34.9 million for fiscal 2023, 2022 and 2021, respectively.

Geographic Information

The following table presents our long-lived assets, which consist of property and equipment, net of depreciation and amortization, and operating lease right-of-use assets by geographic region:

	January 31,
(In thousands)	2023	2022
United States	$251,150	$301,309
United Kingdom	36,667	41,483
International	7,704	11,306
Total long-lived assets	$295,521	$354,098

Other than each of the United States and the United Kingdom, no other individual country represented 10% or more of our total long-lived assets as of January 31, 2023 or 2022.

(6)  Acquisitions, Goodwill and Intangible Assets

Fiscal 2023 Acquisition

During fiscal 2023, we acquired 100% of the voting equity interest of a privately-held Delaware corporation that develops cyber resilience technology. The acquisition has been accounted for as a business combination and was not material to our consolidated financial statements. The total consideration transferred for this acquisition, all of which was in cash, was $23.2 million. The total consideration was allocated primarily to identifiable intangible assets in the amount of $11.2 million with the excess $15.3 million of the purchase price over the fair value of net assets acquired recorded as goodwill, allocated to our single reporting unit. Goodwill is primarily attributable to the value expected from the synergies of the combination, including developing a more automated and robust cybersecurity experience for our customers, and is not deductible for income tax purposes. The identifiable intangible assets, which consist of developed technology, have an estimated useful life of 3 years. The results of operations of the acquisition, which are not material, have been included in our consolidated financial statements from the date of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2022 Acquisition

TruSTAR

On May 28, 2021, we acquired 100% of the voting equity interest of TruSTAR Technology, Inc. (“TruSTAR”), a privately-held Delaware corporation that provides an intelligence platform for cybersecurity and threat data. This acquisition has been accounted for as a business combination. The total consideration transferred for this acquisition was $82.1 million, of which $81.2 million was in cash. The total consideration was allocated as follows: $16.5 million to identified intangible assets, $1.1 million to other net liabilities acquired, with the excess $66.7 million of the purchase price over the fair value of net assets acquired recorded as goodwill, allocated to our single operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of TruSTAR, which are not material, have been included in our consolidated financial statements from the date of purchase.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (in months)
Developed technology	$10,100	36
Customer relationships	6,400	36
Total intangible assets acquired	$16,500

Fiscal 2021 Acquisitions

Rigor

On November 5, 2020, we acquired 100% of the voting equity interest of Rigor, Inc. (“Rigor”), a privately-held Delaware corporation that offers advanced synthetic monitoring and optimization tools. This acquisition has been accounted for as a business combination. The total consideration transferred for this acquisition, all of which was in cash, was $37.6 million. The total consideration was allocated as follows: $15.4 million to identified intangible assets, $0.9 million to net assets acquired and $1.8 million to net deferred tax liabilities, with the excess $23.1 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill, allocated to our single operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The results of operations of Rigor, which are not material, have been included in our consolidated financial statements from the date of purchase.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(In thousands, except useful life)	Fair Value	Useful Life (in months)
Developed technology	$10,700	36
Customer relationships	4,500	36
Other acquired intangible assets	200	12
Total intangible assets acquired	$15,400

Other Acquisitions

During fiscal 2021, we acquired 100% of the voting equity interest of OÜ Plumbr (“Plumbr”) and Flowmill, Inc. (“Flowmill”) that specialize in application and network performance monitoring capabilities. The acquisitions have been accounted for as business combinations and were not material individually to our consolidated financial statements. The total consideration of $31.6 million consisted of $24.4 million paid in cash, $4.9 million for the fair value of shares of our common stock issued and $2.3 million in fair value of replacement equity awards attributable to pre-acquisition service. The total consideration was allocated as follows: $10.2 million to identifiable intangible assets, $2.9 million to net assets acquired and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$0.5 million to net deferred tax liabilities, with the excess $19.0 million of the purchase price over the fair value of net assets acquired recorded as goodwill, allocated to our one operating segment. Goodwill is primarily attributable to the value expected from the synergies of the combination, including combined selling opportunities with our products. This goodwill is not deductible for income tax purposes. The identifiable intangible assets, which primarily consisted of developed technology, have an estimated useful life of 3 years. The results of operations of the acquisitions which are not material, have been included in our consolidated financial statements from the date of purchase.

Goodwill

Goodwill balances are presented below:

	Fiscal Year Ended January 31,
(In thousands)	2023	2022
Beginning balance	$1,401,628	$1,334,888
Goodwill acquired	15,292	66,740
Ending balance	$1,416,920	$1,401,628

There was no impairment of goodwill during fiscal 2023 or during prior periods.

Intangible Assets

Intangible assets subject to amortization as of January 31, 2023 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$204,969	$(110,757)	$94,212	36
Customer relationships	90,900	(65,524)	25,376	18
Total intangible assets subject to amortization	$295,869	$(176,281)	$119,588

Intangible assets subject to amortization as of January 31, 2022 are as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$283,400	$(164,529)	$118,871	46
Customer relationships	92,710	(47,701)	45,009	29
Other acquired intangible assets	7,394	(6,505)	889	8
Total intangible assets subject to amortization	$383,504	$(218,735)	$164,769

Amortization expense from acquired intangible assets was $56.4 million, $57.8 million and $57.7 million during fiscal 2023, 2022 and 2021, respectively.

The expected future amortization expense for acquired intangible assets as of January 31, 2023 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Fiscal 2024	$52,626
Fiscal 2025	36,743
Fiscal 2026	19,858
Fiscal 2027	10,361
Total amortization expense	$119,588

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

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture; provided, in the case of the 2026 Notes, the holder is to determine the settlement method related to any Notes converted in connection with the exercise of our redemption option as mentioned above. Subject to the provisions described in the immediately preceding sentence, upon any conversion of the 2023 Notes, 2025 Notes, 2026 Notes, and 2027 Notes (together the “Notes”), it is our current intent to settle the first $1,000 of conversion value of each $1,000 principal amount of such Notes in cash and the remaining conversion value, if any, in shares of common stock. If we undergo a fundamental change (as defined in the applicable indenture governing the relevant series of Notes), holders may require us to repurchase for cash all or any portion of their Notes of the relevant series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the relevant maturity date of a series of Notes or if we deliver a notice of redemption in respect of a series of Notes, we will, in certain circumstances, increase the conversion rate of the relevant series of Notes for a holder of such series who elects to convert its Notes of the applicable series in connection with such corporate event or notice of redemption, as the case may be. During fiscal 2023, the conditions allowing holders of the Notes (other than the 2026 Notes) to convert or redeem were not met. As we may be required to settle the 2023 Notes in cash within the next twelve months, they are classified as “Debt, current” on our consolidated balance sheets as of January 31, 2023. The 2025 Notes, 2026 Notes, and 2027 Notes are not required to be settled in cash within the next twelve months and as such are classified as "Debt, non-current” on our consolidated balance sheets as of January 31, 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2023 Notes Partial Repurchase resulted in a gain on extinguishment of convertible senior notes, which is included in “Other income (expense), net” on our consolidated statements of operations, and was calculated as follows:

(In thousands)	2023 Notes Partial Repurchase
Net carrying amount of the liability component associated with the 2023 Notes Partial Repurchase	$414,401
Less: Cash consideration allocated to the liability component	(407,449)
Gain from the 2023 Notes Partial Repurchase	$6,952

The net carrying amounts of the liability components for each series of Notes as of January 31, 2023 was as follows:

(In thousands)	2023 Notes (1)	2025 Notes	2026 Notes	2027 Notes
Liability component:
Principal amount	$776,661	$862,500	$1,000,000	$1,265,000
Unamortized issuance costs	(1,005)	(3,437)	(12,510)	(12,264)
Net carrying amount	$775,656	$859,063	$987,490	$1,252,736
_________________________
(1)    Reflects the impact of the 2023 Notes Partial Repurchase on June 5, 2020, as discussed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the interest expense related to each series of Notes:

	Fiscal Year Ended January 31,
(In thousands)	2023	2022
2023 Notes:
Coupon interest expense	$3,884	$3,884
Amortization of debt discount (conversion option) (1)	—	33,448
Amortization of debt issuance costs	1,811	1,304
Total interest expense related to the 2023 Notes	$5,695	$38,636

2025 Notes:
Coupon interest expense	$9,704	$9,704
Amortization of debt discount (conversion option) (1)	—	32,417
Amortization of debt issuance costs	1,558	893
Total interest expense related to the 2025 Notes	$11,262	$43,014

2026 Notes:
Coupon interest expense	$7,500	$4,208
Amortization of debt discount (conversion option) (1)	—	27,420
Amortization of debt issuance costs	3,767	1,192
Total interest expense related to the 2026 Notes	$11,267	$32,820

2027 Notes:
Coupon interest expense	$14,232	$14,232
Amortization of debt discount (conversion option) (1)	—	42,445
Amortization of debt issuance costs	3,143	1,728
Total interest expense related to the 2027 Notes	$17,375	$58,405
_________________________
(1)    As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

As of January 31, 2023, the total estimated fair values of the 2023 Notes, the 2025 Notes, and the 2027 Notes were approximately $0.76 billion, $0.83 billion and $1.09 billion, respectively. The fair value was determined based on the closing trading price per $100 of the applicable series of Notes as of the last day of trading for the period. We consider the fair value of the 2023 Notes, the 2025 Notes, and the 2027 Notes to be a Level 2 measurement. As of January 31, 2023, the estimated fair value of the 2026 Notes was $0.78 billion, which represents the present value of future principal and interest payments. We consider the fair value of the 2026 Notes to be a Level 3 measurement.

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

(8)  Stock Compensation Plans and Stockholders’ Equity

Equity Incentive Plans

In 2012, our board of directors and stockholders approved the 2012 Equity Incentive Plan (as amended, the “2012 Plan”), which became effective on April 18, 2012 and expired in March 2022 pursuant to its terms. The 2012 Plan provided for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options (“options”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights, performance units (“PSUs”) and performance shares to our employees, directors and consultants and any parent or subsidiary corporations’ employees and consultants.

The 2012 plan provided for annual automatic increases on February 1 to the shares reserved for issuance. The automatic increase of the number of shares available for issuance under the 2012 Plan was equal to the lesser of 10 million shares, 5% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year or such other amount as our board may determine.

In January 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”) in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market, which became effective on April 1, 2022. The Inducement Plan was only used for grants to new employees and not for existing employees, executives, directors or consultants. On April 11, 2022, we granted stand-alone inducement equity awards to our Chief Executive Officer in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market. In 2022, our board of directors and stockholders approved the 2022 Equity Incentive Plan (the “2022 Plan”), to replace the 2012 Plan. Upon stockholder approval and effectiveness of the 2022 Plan, we ceased grants under the Inducement Plan. The 2022 Plan provides for the grant of options, RSAs, RSUs, stock appreciation rights, PSUs, and performance shares to eligible employees and other service providers. Options and RSUs granted under the 2012, Inducement, and 2022 Plans generally vest over 3 or 4 years.

During fiscal 2023, upon each settlement date of our outstanding RSUs and PSUs to then current employees, shares were withheld to cover the required withholding tax, which was based on the value of a share on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity on our consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of RSUs and PSUs issued under the 2012 Plan were not considered issued and outstanding. These shares were, prior to the expiration of the 2012 Plan, returned to the 2012 Plan reserve and were available for future issuance thereunder. Shares withheld by us as a result of the net settlement of RSUs and PSUs issued under the 2022 Plan, the Inducement Plan and, following its expiration, the 2012 Plan will not become available for future grant or sale, including under the 2022 Plan. We may also require employees to sell a portion of the shares that they received upon the vesting of RSUs or PSUs in order to cover any required withholding taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSUs

The following table summarizes our PSU activity during fiscal 2023:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of January 31, 2022	618	$185.67
PSUs granted	720	$180.68
PSUs vested	(493)	$157.50
PSUs forfeited and canceled	(459)	$201.15
Outstanding as of January 31, 2023	386	$193.96

The aggregate fair value of PSUs vested was $63.2 million, $43.4 million and $88.2 million for fiscal 2023, 2022 and 2021, respectively. The weighted-average grant date fair value of PSUs granted was $155.53 and $197.55 per share for fiscal 2022 and 2021, respectively.

The number of PSUs granted during fiscal 2023 is comprised of the following activity:
•291,353 PSUs granted at target to certain executives under our 2012 Plan prior to its expiration
•144,052 PSUs granted to our Chief Executive Officer pursuant to stand-alone inducement award agreements in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market
•32,274 PSUs granted to certain executives under our 2022 Plan
•252,041 PSUs earned above target based on the achievement of performance conditions related to PSUs granted to executives in fiscal 2022

The PSUs granted in fiscal 2023 and not yet earned are subject to a single market performance condition which allows employees to earn 0% to 200% of their target award over one- two- and three-year performance periods, with a cap of one-third the target award eligible to be earned for each of the one- and two-year performance periods. From fiscal 2019 to fiscal 2022, our PSUs granted contained an additional market performance measure that could increase the number of shares earned by up to an additional 50% of the shares received based on the financial performance measure. Compensation expense for PSUs with financial performance or market vesting conditions is measured using the fair value at the date of grant and recorded over the vesting period of three or four years under the graded-vesting attribution method. Expense related to PSUs with financial performance vesting conditions was adjusted over the one-year performance period based on interim estimates of performance against the pre-set objectives.

On October 27, 2020, the Talent & Compensation Committee of our board of directors approved a modification to the performance thresholds of our fiscal 2021 PSU awards. We accounted for this change as a Type III modification under ASC 718 as the expectation of the achievement of certain performance conditions related to these awards changed from improbable to probable post-modification. As a result, we reversed $10.8 million of stock-based compensation expense previously recognized for these awards, during fiscal 2021. Post-modification stock-based compensation expense related to these awards will be recognized based on the modification date fair value over their remaining service period, under the graded-vesting attribution method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSUs

The following table summarizes our RSU activity during fiscal 2023:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of January 31, 2022	11,069	$145.51
RSUs granted	8,045	$115.96
RSUs vested	(4,793)	$141.57
RSUs forfeited and canceled	(2,694)	$139.35
Outstanding as of January 31, 2023	11,627	$128.11

The aggregate fair value of RSUs vested was $493.4 million, $511.3 million and $771.3 million for fiscal 2023, 2022 and 2021, respectively. The weighted-average grant date fair value of RSUs granted was $145.11 and $161.64 per share for fiscal 2022 and 2021, respectively.

RSAs

The following table summarizes our RSA activity during fiscal 2023:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of January 31, 2022	246	$128.79
RSAs issued in connection with acquisition	233	$72.03
RSAs vested	(187)	$123.10
RSAs forfeited and canceled	(3)	$191.16
Outstanding as of January 31, 2023	289	$86.15

The aggregate fair value of RSAs vested was $19.8 million, $25.7 million and $55.1 million for fiscal 2023, 2022 and 2021, respectively. The weighted-average grant date fair value of RSAs issued was $121.20 and $175.98 per share for fiscal 2022 and 2021, respectively. In November 2022, we granted RSAs outside of the 2022 Plan to employees of an acquired company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following table summarizes our stock option activity during fiscal 2023:

	Shares (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of January 31, 2022	213	$12.35	5.8	$23,767
Options exercised	(98)	$14.50
Options forfeited and expired	(7)	$14.64
Outstanding as of January 31, 2023	108	$10.27	5.3	$9,276
Vested and expected to vest	108	$10.26	5.3	$9,232
Exercisable as of January 31, 2023	98	$10.07	5.3	$8,411
_________________________
(1)    The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of January 31, 2023.

The aggregate intrinsic value of options exercised was $10.1 million, $26.3 million and $52.6 million for fiscal 2023, 2022 and 2021, respectively. The weighted-average grant date fair value of options granted was $105.32 and $134.26 per share for fiscal 2022 and 2021, respectively. No options were granted during fiscal 2023.

The following table presents unrecognized compensation cost and the related weighted-average recognition period for RSUs, PSUs, RSAs, and stock options as of January 31, 2023:

	Unrecognized Compensation Cost (in thousands)	Weighted-Average Recognition Period (in years)
RSUs	$1,165,005	2.1
PSUs	36,169	1.0
RSAs	19,853	2.4
Stock options	965	1.6
Total unrecognized compensation cost	$1,221,992

The following table summarizes fiscal 2023 activity impacting the number of shares available for grant:

(In thousands)	Shares Available for Grant
Balance as of January 31, 2022	21,744
Additional shares authorized	15,445
Options forfeited and expired	4
RSUs and PSUs granted	(8,765)
RSUs and PSUs forfeited and canceled	500
Shares withheld related to net share settlement of RSUs and PSUs	347
Canceled upon effectiveness of the 2022 Plan	(19,359)
Balance as of January 31, 2023	9,916

Employee Stock Purchase Plan

Our 2012 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. Prior to December 2022, the ESPP provided for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

overlapping 12-month periods. Beginning in December 2022, the ESPP provides for overlapping 24-month offering periods, starting on the first trading day on or after June 15 and December 15 of each year. The ESPP provides for an automatic increase of the number of shares available for issuance under the ESPP equal to the least of 4 million shares, 2% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or such other amount as may be determined by our board of directors.

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock-based awards and ESPP was allocated as follows:

	Fiscal Year Ended January 31,
(In thousands)	2023	2022	2021
Cost of revenues	$86,247	$79,968	$56,437
Research and development	339,624	327,065	271,120
Sales and marketing	247,505	246,447	198,346
General and administrative	115,762	141,338	92,752
Total stock-based compensation expense	$789,138	$794,818	$618,655

We capitalized $5.1 million and $3.5 million of stock-based compensation for fiscal 2023 and 2022, respectively, related to our software development and implementation projects.

During fiscal 2023, 2022 and 2021, we recognized tax benefits on total stock-based compensation expense of $6.9 million, $5.9 million and $4.0 million, respectively, which are reflected in "Income tax provision" on our consolidated statements of operations.

Valuation Assumptions

PSUs granted in fiscal 2023 are subject to a single market performance condition. PSUs granted in fiscal 2022 and 2021 contain an additional market performance measure that can increase the number of shares earned. The following table summarizes the assumptions used in the Monte Carlo simulation model to determine the fair value of PSUs granted during fiscal 2023, 2022 and 2021:

Fiscal Year Ended January 31,
	2023	2022	2021
Expected volatility (1)	45.4 - 48.1%	46.0 - 47.5%	42.8 - 43.9%
Risk-free rate	1.8 - 3.9%	0.3 - 0.4%	0.2 - 0.6%
Dividend yield	—	—	—
Expected term (in years)	2.4 - 3.0	2.7 - 3.0	3.4 - 4.0
_________________________
(1)    Equal weighting of Splunk historical and implied volatility.

We did not grant any options to employees during fiscal 2023. The following table summarizes the assumptions used in the Black-Scholes method to determine the fair value of options granted during fiscal 2022 and 2021:

Fiscal Year Ended January 31,
	2022	2021
Expected volatility	43.1 - 45.7%	43.8 - 44.1%
Risk-free rate	0.3 - 1.0%	0.4 - 0.5%
Dividend yield	—	—
Expected term (in years)	3.2 - 5.7	4.7 - 5.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our common shares under the ESPP:

Fiscal Year Ended January 31,
	2023	2022	2021
Expected volatility	54.0 - 65.9%	40.6 - 47.4%	53.2 - 70.2%
Risk-free rate	2.3 - 4.7%	0.1 - 0.3%	0.1 - 0.2%
Dividend yield	—	—	—
Expected term (in years)	0.5 - 2.0	0.5 - 1.0	0.5 - 1.0

Stock Repurchase Program

In June 2021, our board of directors authorized and approved a stock repurchase program of up to $1.0 billion of our outstanding common stock. During fiscal 2022, we repurchased 6.9 million shares of common stock with a total price of $1.0 billion, under trading plans complying with Rule 10b5-1 under the Exchange Act, at an average price of $145.23 per share. The repurchased shares are reflected as treasury stock on our consolidated balance sheets and statements of stockholders’ equity (deficit). As of October 31, 2021, the repurchase program was completed.

(9)  Revenues, Accounts Receivable, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Fiscal Year Ended January 31,
(In thousands)	2023	2022	2021
Revenues
Cloud services	$1,457,295	$943,785	$554,132
License	1,521,116	1,056,481	971,378
Maintenance and services	675,297	673,398	703,875
Total revenues	$3,653,708	$2,673,664	$2,229,385

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

	Fiscal Year Ended January 31,
(In thousands)	2023	2022	2021
United States	$2,457,525	$1,843,288	$1,467,260
International	1,196,183	830,376	762,125
Total revenues	$3,653,708	$2,673,664	$2,229,385

Other than the United States, no other individual country exceeded 10% of total revenues during any of the periods presented.

The following table presents revenues as a % of consolidated total revenues from customers representing 10% or more of consolidated total revenues:

	Fiscal Year Ended January 31,
	2023	2022	2021
Channel Partner A	24%	29%	28%
Channel Partner B	15%	14%	13%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The revenues from these customers are comprised of a number of end user transactions, none of which were individually greater than 10% of total revenues during fiscal 2023, 2022 or 2021.

Accounts Receivable

As of January 31. 2023 and 2022, 26% and 30% of our consolidated current and non-current accounts receivable, net balances was due from Channel Partner A, respectively.

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2022 and 2021 were $1.3 billion and $0.9 billion during fiscal 2023 and 2022, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and excludes performance obligations that are subject to cancellation terms. Our remaining performance obligations were $3.1 billion as of January 31, 2023, of which we expect to recognize approximately 64% as revenue over the next 12 months and the remainder thereafter.

(10)  Income Taxes

Loss before income taxes consists of the following:

	Fiscal Year Ended January 31,
(In thousands)	2023	2022	2021
United States	$(288,472)	$(1,338,946)	$(907,201)
International	23,021	18,163	6,153
Total	$(265,451)	$(1,320,783)	$(901,048)

Income tax provision consists of the following:

	Fiscal Year Ended January 31,
(In thousands)	2023	2022	2021
Current tax provision:
Federal	$(2,759)	$95	$859
State	2,625	271	748
Foreign	15,240	18,527	8,915
Total current tax provision	15,106	18,893	10,522
Deferred tax benefit:
Federal	(1,538)	(305)	(1,306)
State	(290)	(481)	(698)
Foreign	(867)	207	(1,586)
Total deferred tax benefit	(2,695)	(579)	(3,590)
Total tax provision	$12,411	$18,314	$6,932

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:(1)

	Fiscal Year Ended January 31,
(In thousands)	2023	2022	2021
Expected benefit at U.S. federal statutory rate	$(55,745)	$(277,364)	$(189,220)
State income taxes	2,335	(211)	50
Stock-based compensation	63,690	35,097	(31,284)
Research and development tax credits	(32,129)	(30,428)	(37,503)
Non-U.S. tax rate differential	8,659	15,613	5,805
Non-deductible expenses	4,234	4,231	2,064
Change in valuation allowance	24,932	271,662	259,208
Other	(3,565)	(286)	(2,188)
Total tax provision	$12,411	$18,314	$6,932
_________________________
(1)    2021 amounts have been reclassified to conform to current year presentation.

Deferred tax assets and liabilities consist of the following:

	Fiscal Year Ended January 31,
(In thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$661,859	$730,071
Capitalized research & development costs	387,755	285,181
Tax credit carryforwards	314,568	264,968
Stock-based compensation	57,934	57,438
Operating lease liabilities	50,659	57,459
Accrued liabilities	29,921	45,617
Convertible senior notes	22,245	—
Deferred revenue	15,590	22,142
Interest deduction carryforward	—	15,060
Other	7,007	5,645
Valuation allowance	(1,408,007)	(1,180,117)
Total deferred tax assets	139,531	303,464
Deferred tax liabilities:
Deferred commissions	(72,635)	(61,919)
Operating lease right-of-use assets	(39,417)	(49,176)
Depreciation and amortization	(22,122)	(35,481)
Convertible senior notes	—	(152,205)
Total deferred tax liabilities	(134,174)	(298,781)
Net deferred taxes	5,357	4,683
Recorded as:
Non-current deferred tax assets (1)	7,129	5,049
Non-current deferred tax liabilities (1)	(1,772)	(366)
Net deferred tax assets	$5,357	$4,683
_________________________
(1)    Non-current deferred tax assets and non-current deferred tax liabilities are included in “Other assets” and “Other liabilities, non-current”, respectively, on our consolidated balance sheets.

ASC Topic 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset if we believe that realization is more likely than not. Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income in future periods. Due to our history of U.S. operating losses, we believe that realization of our U.S. deferred tax assets is not more likely than not and, accordingly, have provided a full

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

valuation allowance. The valuation allowance totaled $1.4 billion and $1.2 billion for fiscal 2023 and 2022, respectively. The valuation allowance on our net deferred tax assets increased by $227.9 million, $254.3 million and $282.4 million during fiscal 2023, 2022 and 2021, respectively.

If we reverse all or part of our valuation allowance in the future, our consolidated financial statements in the period of reversal may reflect a material increase in balance sheet assets and a corresponding material tax benefit to our consolidated statements of operations.

As of January 31, 2023, we had net operating loss carryforwards of $2.63 billion for federal income tax purposes, a portion of which will begin to expire in 2026 if unused. We had net operating loss carryforwards of $1.78 billion for state income tax purposes, which will begin to expire in the year 2024 if unused.

As of January 31, 2023, we also had research and development tax credit carryforwards of $245.6 million for federal income tax purposes and $178.6 million for California income tax purposes. The federal research and development tax credits will begin to expire in 2026 if unused. California research and development tax credits carry forward indefinitely.

We indefinitely reinvest earnings from our foreign subsidiaries and do not intend to repatriate these earnings. Therefore, we do not provide for U.S. income taxes or foreign withholding tax on these earnings.

As of January 31, 2023, our unrecognized tax benefits were $97.2 million, of which $11.3 million would, if recognized, impact our effective tax rate. The remainder will not, if recognized, affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets.

Unrecognized tax benefit balances are presented below:

	Fiscal Year Ended January 31,
(In thousands)	2023	2022	2021
Balance at beginning of year	$82,113	$60,661	$39,774
Increase related to prior year tax positions	740	2,720	2,969
Decrease related to prior year tax positions	(1,250)	(447)	(446)
Increase related to current year tax positions	17,878	19,179	18,364
Decrease related to lapsed statutes of limitations	(2,317)	—	—
Balance at end of year	$97,164	$82,113	$60,661

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

We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of January 31, 2023 and 2022 were not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of historical basic and diluted net loss per share:

	Fiscal Year Ended January 31,
(In thousands, except per share amounts)	2023	2022	2021
Numerator:
Net loss	$(277,862)	$(1,339,097)	$(907,980)
Denominator:
Weighted-average common shares outstanding	162,493	161,966	160,397
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(117)	(338)	(653)
Weighted-average shares used to compute net loss per share, basic and diluted	162,376	161,628	159,744

Net loss per share, basic and diluted	$(1.71)	$(8.29)	$(5.68)

Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Fiscal Year Ended January 31,
(In thousands)	2023	2022	2021
Shares subject to outstanding common stock options	108	213	419
Shares subject to outstanding RSUs, PSUs and RSAs	12,301	11,933	11,723
Employee stock purchase plan	4,216	1,709	641
Shares underlying the conversion spread in the convertible senior notes	22,258	—	1,871
Total	38,883	13,855	14,654

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

(12)  Subsequent Event

On February 1, 2023, we announced a plan of reorganization (the “Plan”) involving approximately 4 percent of our global workforce, mostly in North America. We estimate that we will incur approximately $28 million in charges and future cash expenditures in connection with the Plan, consisting primarily of cash expenditures related to severance payments, certain retention payments (for roles being moved to lower cost regions), employee benefits and employee transition costs, as well as non-cash charges for share-based compensation expense. We expect predominantly all of the actions associated with the Plan to be completed, and substantially all the associated charges and cash expenditures to be incurred, in the first quarter of fiscal 2024, subject to local law and consultation requirements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2023.

The effectiveness of our internal control over financial reporting as of January 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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

10.2#	2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-1 filed on April 6, 2012).

10.3#
Amendment to 2012 Equity Incentive Plan, effective as of September 14, 2017 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on December 6, 2017).

10.4#	Splunk Inc. 2022 Equity Incentive Plan and related form agreements (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-8 filed on June 17, 2022).

10.5#	2012 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on December 1, 2022).

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

10.12#
Employment Offer Letter between the Registrant and Jason Child, dated as of April 16, 2019 (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2019).

10.13#
Amendment to Employee Offer Letter between the Registrant and Jason Child, dated as of September 26, 2022 (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed on December 1, 2022).

10.14#
Form of Amendment to Employment Offer Letter between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2019).

10.15#
Employment Offer Letter between the Registrant and Gary Steele, dated as of February 28, 2022 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on May 26, 2022).

10.16#
Transition and Separation Agreement between the Registrant and Teresa Carlson, dated as of March 1, 2022 (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on May 26, 2022).

10.17#
Transition and Separation Agreement between the Registrant and Doug Merritt, dated as of March 30, 2022 (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed on May 26, 2022).

10.18#
Transition and Separation Agreement between the Registrant and Shawn Bice, dated as of May 24, 2022 (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 25, 2022).

10.19#	Employment Offer Letter between the Registrant and Brian Roberts, dated as of January 11, 2023.

10.20#	Summary of Amendment to Employment Offer Letters between the Registrant and certain of its executive officers.

10.21#	Executive Bonus Plan (incorporated by reference to Exhibit 10.15 filed with the Registrant’s Registration Statement on Form S-1 filed on April 6, 2012).

10.22#	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.23#	Form of Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.24#	Form of Subscription Agreement under the 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed on April 24, 2012).

10.25#
Form of Performance Unit Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on June 9, 2015).

10.26	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on September 21, 2018).

10.27	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 5, 2020).

10.28
Investment Agreement, dated as of June 22, 2021, among Splunk Inc. and Silver Lake Alpine, L.P., Silver Lake Alpine (Offshore Master), L.P. and Silver Lake Partners VI, L.P. (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 22, 2021).

10.29
Agreement, dated as of September 7, 2022, by and between Splunk Inc. and Hellman & Friedman Advisors LLC (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on September 9, 2022).

10.30#	2022 Inducement Plan (incorporated by reference to Exhibit 10.31 filed with the Registrant’s Annual Report on Form 10-K filed on March 24, 2022).

10.31#	Form of RSU Agreement for 2022 Inducement Plan (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q filed on May 26, 2022).

10.32#	Splunk Inc. Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-8 filed on April 11, 2022).

10.33#	Splunk Inc. Inducement Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 4.3 filed with the Registrant’s Registration Statement on Form S-8 filed on April 11, 2022).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.

*	The schedules and other attachments to this exhibit have been omitted. The Registrant agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

†	Certain portions of this exhibit have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2023.

SPLUNK INC.

By:	/s/ Gary Steele
Gary Steele President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary Steele, Brian Roberts and Scott Morgan, and each of them, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or their substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Steele	President and Chief Executive Officer (Principal Executive Officer)	March 23, 2023
Gary Steele

/s/ Brian Roberts	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 23, 2023
Brian Roberts

/s/ Timothy C. Emanuelson	Chief Accounting Officer (Principal Accounting Officer)	March 23, 2023
Timothy C. Emanuelson

/s/ Graham V. Smith	Chair and Director	March 23, 2023
Graham V. Smith

/s/ Mark T. Carges	Director	March 23, 2023
Mark T. Carges

/s/ Kenneth Hao	Director	March 23, 2023
Kenneth Hao

/s/ Patricia B. Morrison	Director	March 23, 2023
Patricia B. Morrison

/s/ Elisa A. Steele	Director	March 23, 2023
Elisa A. Steele

/s/ David Tunnell	Director	March 23, 2023
David Tunnell

/s/ Dennis L. Via	Director	March 23, 2023
Dennis L. Via

/s/ Luis Visoso	Director	March 23, 2023
Luis Visoso

/s/ Richard P. Wallace	Director	March 23, 2023
Richard P. Wallace