Form 10-Q
period 2023-04-30
SPLUNK INC
filed 2023-05-25
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2023

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

There were 165.6 million shares of the Registrant’s Common Stock issued and outstanding as of May 16, 2023.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	April 30, 2023	January 31, 2023
Assets
Current assets
Cash and cash equivalents	$801,457	$690,587
Investments, current	1,661,485	1,316,347
Accounts receivable, net	774,062	1,572,604
Prepaid expenses and other current assets	270,300	174,388
Deferred commissions, current	112,289	116,758
Total current assets	3,619,593	3,870,684
Investments, non-current	43,850	41,700
Accounts receivable, non-current	203,561	314,286
Operating lease right-of-use assets	178,666	186,981
Property and equipment, net	110,962	108,540
Intangible assets, net	105,404	119,588
Goodwill	1,416,920	1,416,920
Deferred commissions, non-current	241,338	242,731
Other assets	45,816	42,493
Total assets	$5,966,110	$6,343,923
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,842	$15,299
Accrued compensation	241,983	357,550
Accrued expenses and other liabilities	214,437	229,480
Deferred revenue, current	1,472,129	1,657,685
Debt, current	776,032	775,656
Total current liabilities	2,719,423	3,035,670
Debt, non-current	3,100,941	3,099,289
Operating lease liabilities	195,601	202,268
Deferred revenue, non-current	76,230	91,102
Other liabilities, non-current	29,911	26,107
Total non-current liabilities	3,402,683	3,418,766
Total liabilities	6,122,106	6,454,436
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 165,565,413 shares outstanding at April 30, 2023, and 164,833,781 shares outstanding at January 31, 2023	172	171
Accumulated other comprehensive loss	(3,467)	(6,363)
Additional paid-in capital	4,818,486	4,671,776
Treasury stock, at cost: 6,796,760 shares at April 30, 2023 and 6,806,618 shares at January 31, 2023	(988,032)	(989,362)
Accumulated deficit	(3,983,155)	(3,786,735)
Total stockholders’ equity (deficit)	(155,996)	(110,513)
Total liabilities and stockholders’ equity	$5,966,110	$6,343,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,
(In thousands, except per share amounts)	2023	2022
Revenues
Cloud services	$419,435	$322,929
License	171,430	185,811
Maintenance and services	160,643	165,341
Total revenues	751,508	674,081
Cost of revenues (1)
Cloud services	129,707	119,521
License	1,382	1,463
Maintenance and services	76,146	81,172
Total cost of revenues	207,235	202,156
Gross profit	544,273	471,925
Operating expenses (1)
Research and development	236,952	255,691
Sales and marketing	406,505	395,213
General and administrative	107,372	112,708
Total operating expenses	750,829	763,612
Operating loss	(206,556)	(291,687)
Interest and other income (expense), net
Interest income	23,938	1,372
Interest expense	(10,858)	(10,663)
Other income (expense), net	1,606	10
Total interest and other income (expense), net	14,686	(9,281)
Loss before income taxes	(191,870)	(300,968)
Income tax provision	4,550	3,354
Net loss	$(196,420)	$(304,322)

Basic and diluted net loss per share	$(1.19)	$(1.90)

Weighted-average shares used in computing basic and diluted net loss per share	164,991	160,339
 _________________________
(1)    Amounts include stock-based compensation expense, as follows:

Cost of revenues	$21,217	$19,862
Research and development	76,316	84,863
Sales and marketing	58,584	72,814
General and administrative	28,354	36,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended April 30,
(In thousands)	2023	2022
Net loss	$(196,420)	$(304,322)
Other comprehensive income (loss)
Net unrealized gain (loss) on investments (net of tax)	2,896	(2,714)
Total other comprehensive income (loss)	2,896	(2,714)
Comprehensive loss	$(193,524)	$(307,036)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended April 30,
(In thousands)	2023	2022
Cash flows from operating activities
Net loss	$(196,420)	$(304,322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,677	23,321
Amortization of deferred commissions	32,530	26,989
Amortization of investment premiums (accretion of discounts), net	(7,965)	282
Amortization of debt issuance costs	2,028	1,513
Non-cash operating lease costs	933	(1,833)
Stock-based compensation	184,471	213,665
Deferred income taxes	(484)	(648)
Other	987	(91)
Changes in operating assets and liabilities:
Accounts receivable, net	909,267	642,945
Prepaid expenses and other assets	(98,732)	(21,019)
Deferred commissions	(26,668)	(24,551)
Accounts payable	(457)	(39,487)
Accrued compensation	(115,567)	(178,156)
Accrued expenses and other liabilities	(16,405)	(29,782)
Deferred revenue	(200,428)	(165,479)
Net cash provided by operating activities	491,767	143,347
Cash flows from investing activities
Purchases of property and equipment	(2,769)	(3,192)
Capitalized software development costs	(2,651)	(2,428)
Purchases of marketable securities	(673,999)	(780,755)
Maturities of marketable securities	339,835	99,090
Purchases of strategic investments	(3,150)	(5,799)
Other investment activities	—	500
Net cash used in investing activities	(342,734)	(692,584)
Cash flows from financing activities
Proceeds from the exercise of stock options	87	950
Taxes paid related to net share settlement of equity awards	(38,250)	(66,394)
Net cash used in financing activities	(38,163)	(65,444)
Net increase (decrease) in cash and cash equivalents	110,870	(614,681)
Cash and cash equivalents at beginning of period	690,587	1,428,691
Cash and cash equivalents at end of period	$801,457	$814,010

Supplemental disclosures
Cash paid for income taxes	$1,285	$2,758
Cash paid for interest	—	6,793
Non-cash investing and financing activities
Increase in accrued purchases of property and equipment	5,749	944
Vesting of early exercised options	—	1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Three Months Ended April 30,
(In thousands)	2023	2022
Common stock
Balance, beginning of period	$171	$167
Vesting of restricted and performance stock units	1	1
Balance, end of period	$172	$168
Additional paid-in capital
Balance, beginning of period	$4,671,776	$5,032,351
Cumulative-effect adjustment from adoption of new accounting standards	—	(1,026,611)
Stock-based compensation	184,471	213,665
Capitalized software development costs	1,733	1,105
Issuance of common stock upon exercise of options	87	950
Vesting of restricted and performance stock units	(1,330)	—
Vesting of early exercised options	—	1
Taxes paid related to net share settlement of equity awards	(38,251)	(66,395)
Balance, end of period	$4,818,486	$4,155,066
Treasury stock
Balance, beginning of period	$(989,362)	$(1,000,000)
Vesting of restricted stock units	1,330	—
Balance, end of period	$(988,032)	$(1,000,000)
Accumulated other comprehensive loss
Balance, beginning of period	$(6,363)	$(1,199)
Unrealized gain (loss) from investments (net of tax)	2,896	(2,714)
Balance, end of period	$(3,467)	$(3,913)
Accumulated deficit
Balance, beginning of period	$(3,786,735)	$(3,808,548)
Cumulative-effect adjustment from adoption of new accounting standards	—	299,675
Net loss	(196,420)	(304,322)
Balance, end of period	$(3,983,155)	$(3,813,195)

Total stockholders’ equity (deficit)	$(155,996)	$(661,874)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Description of the Business and Significant Accounting Policies

Business

Splunk Inc. (“we,” “us,” “our”) helps customers build a safer and more resilient digital world. We deliver innovative solutions that enable organizations to harness the value of their data to help keep their digital systems secure, available, and performant. As organizations’ reliance on resilient systems continues to increase, it is critical that they keep pace with increasing complexity and potential vulnerabilities associated with these systems. Our solutions for security and observability empower Security Operations, IT Operations, and Development Operations teams to maintain resilient systems by monitoring and securing them more quickly and efficiently. We also believe our offerings empower operational transformation, helping customers move from reactive, non-scalable and ineffective approaches to proactive, automated, and machine learning-assisted processes that drive better outcomes even as the scale and complexity of their technology continue to grow.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ended January 31, 2024.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of January 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 23, 2023.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal 2024.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, the reported amounts of revenues and expenses during the reporting periods covered by the financial statements, and the accompanying notes. For example, we make estimates with respect to the stand-alone selling price for each performance obligation included in customer contracts with multiple performance obligations, uncollectible accounts receivable, the assessment of the useful life and recoverability of long-lived assets (property and equipment, goodwill and identified intangibles), the period of benefit for deferred commissions, stock-based compensation expense, the fair value of assets acquired and liabilities assumed in business combinations, income taxes, the discount rate used for operating leases, and contingencies. Our actual results could differ from those estimates.

There have been no significant changes to our significant accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended January 31, 2023, which was filed with the SEC on March 23, 2023.

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

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Splunk Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. Dollar. Foreign currency transaction gains and losses are included in “Other income (expense), net” on our condensed consolidated statements of operations and were not material during the three months ended April 30, 2023 and 2022.

Revenue Recognition

Our revenue consists of cloud service fees, license and related maintenance fees, and other service fees. Revenue is recognized when control of the promised subscriptions, products and services are transferred to customers, in an amount that reflects the expected consideration we will receive in exchange for those services and products.

Cloud services are provided on a subscription basis and give our customers access to our cloud solutions and any related customer support. Licenses for on-premises software (“licenses”) are typically term licenses and provide the customer with a right to use the software. When a term license is purchased, maintenance is bundled with the license for the term of the license period. Other services include training and professional services that are not integral to the functionality of the cloud services or licenses.

Our contracts with customers often contain multiple performance obligations, which may include a combination of cloud services, licenses, related maintenance and support services, and professional services and training. Customers can purchase our products under different pricing options. Regardless of the pricing option selected, the consideration for our cloud services and license contracts is fixed. The identification and determination of whether performance obligations are distinct and should be accounted for separately versus together may require significant judgment. For contracts in which we have multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price (“SSP”), and revenue is recognized when the performance obligations are satisfied. We determine the SSP based on an observable standalone selling price when it is available as well as other factors, including the price charged to customers, our discounting practices, and our overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable, we estimate the SSP using the residual approach.

For sales of our cloud services, we recognize revenue ratably over the customers’ contract terms, beginning when access is provided to the customer, consistent with the pattern of transfer of benefits for those services. We recognize license revenue upon transfer of control of the licenses, which occurs at delivery of the license key to customers, or when the license term commences, if later. We recognize maintenance and support revenue ratably over the maintenance and support term, consistent with the pattern of benefit to the customer for those services. Professional services and training are either provided on a time and materials basis or over a contract term, and recognize the associated revenue as those services are delivered. With respect to contracts that include customer acceptance provisions, we recognize revenue upon customer acceptance. Our policy is to record revenues net of any applicable sales, use, goods and services, value added, and excise taxes.

Our multi-year cloud services and license contracts are generally invoiced annually. A current receivable for multi-year cloud services is generally recorded upon invoicing. A receivable for multi-year license contracts is recorded upon delivery, whether or not invoiced, to the extent we have an unconditional right to receive payment in the future related to those licenses. The non-current portion of these receivables, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, non-current” on our interim condensed consolidated balance sheets.

Our standard payment terms generally require payment within 30 to 60 days. Actual payment terms and conditions vary. In instances where the timing of revenue recognition differs from the timing of payment, we have determined our contracts do not generally include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing.

Deferred revenue is recorded when cash payments are received or due in advance of satisfying our performance obligations to customers. It is comprised of balances related to cloud services, maintenance, training and professional services invoiced at the beginning of each service period, as well as licenses that were delivered prior to the license term commencing.

Recently Adopted Accounting Standards

We did not adopt any new accounting standards in the period ended April 30, 2023.

Recently Issued Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements that are significant or potentially significant to the Company.

(2)    Investments and Fair Value Measurements

The carrying amounts of certain of our financial instruments including cash equivalents, accounts receivable, accounts payable and accrued liabilities are representative of fair value due to their short-term maturities.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	April 30, 2023				January 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$101,566	$—	$—	$101,566	$316,943	$—	$—	$316,943
U.S. government and agency securities	—	1,120,142	—	1,120,142	—	1,180,861	—	1,180,861
Corporate bonds	—	52,188	—	52,188	—	53,833	—	53,833
Commercial paper	—	771,309	—	771,309	—	141,359	—	141,359
Reported as:
Assets:
Cash and cash equivalents				$383,720				$376,649
Investments, current				1,661,485				1,316,347
Total				$2,045,205				$1,692,996

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table presents our investments in available-for-sale debt securities as of April 30, 2023:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Commercial paper	$282,289	$—	$(135)	$282,154
Investments, current:
U.S. government and agency securities	1,121,852	41	(1,751)	1,120,142
Corporate bonds	52,330	1	(143)	52,188
Commercial paper	489,880	5	(730)	489,155
Total available-for-sale investments	$1,946,351	$47	$(2,759)	$1,943,639

The following table presents our investments in available-for-sale debt securities as of January 31, 2023:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. government and agency securities	$59,732	$—	$(26)	$59,706
Investments, current:
U.S. government and agency securities	1,125,700	1	(4,546)	1,121,155
Corporate bonds	54,173	2	(342)	53,833
Commercial paper	142,061	—	(702)	141,359
Total available-for-sale investments	$1,381,666	$3	$(5,616)	$1,376,053

The following table presents the fair values and unrealized losses related to our investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of April 30, 2023:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$714,340	$(754)	$320,980	$(997)	$1,035,320	$(1,751)
Corporate bonds	33,618	(118)	15,382	(25)	49,000	(143)
Commercial paper	750,697	(865)	—	—	750,697	(865)
Total	$1,498,655	$(1,737)	$336,362	$(1,022)	$1,835,017	$(2,759)

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

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as non-current assets. The contractual maturities of our investments in financial assets as of April 30, 2023 were all less than 12 months.

Convertible Senior Notes

Refer to Note 6 “Convertible Senior Notes” for details regarding the fair value of our convertible senior notes.

Equity Investments

Our equity investments are included in “Investments, non-current” on our condensed consolidated balance sheets. The following table provides a summary of our equity investments:

(In thousands)	April 30, 2023	January 31, 2023
Equity investments without readily determinable fair values	$39,994	$37,994
Equity investments under the equity method of accounting	3,856	3,706
Total	$43,850	$41,700

(3)    Commitments and Contingencies

Legal Proceedings

A putative class action lawsuit alleging violations of federal securities laws was filed on December 4, 2020 in the U.S. District Court for the Northern District of California (the “Court”) against us, our former Chief Executive Officer and our former Chief Financial Officer. The operative complaint, filed by lead plaintiff Louisiana Sheriffs’ Pension & Relief Fund, alleges that defendants made materially false and misleading statements regarding our marketing efforts, hiring practices, and retention of personnel. The lead plaintiff seeks unspecified monetary damages and other relief. On March 21, 2022, the Court issued a decision granting in part and denying in part a motion to dismiss filed by defendants, which limited the putative class period to May 21, 2020 through December 2, 2020.

On January 30, 2023, the parties entered into a stipulation of settlement, subject to Court approval. The settlement resolves all claims asserted against us and the other named defendants without any admission, concession, or finding of any fault, liability, or wrongdoing by defendants. Under the terms of the settlement, we will cause $30 million to be paid into a settlement escrow account, of which $4.6 million has been paid by us in satisfaction of the retention limit of our primary Director & Officer (“D&O”) insurance policy and $25.4 million will be paid by our insurers, in return for a release of claims and dismissal of the case. On February 7, 2023, lead plaintiff filed an unopposed motion for preliminary approval of the settlement, which attaches the stipulation of settlement. The motion for preliminary approval of the settlement is under submission and is awaiting a decision by the Court. The Company recognized a liability, which is included in “Accrued expenses and other liabilities” on our condensed consolidated balance sheets, in the amount of $25.4 million which represents our remaining obligation to settle claims under the stipulation of settlement as of April 30, 2023. A corresponding receivable was recognized, which is included in “Prepaid expenses and other current assets” on our condensed consolidated balance sheets, which represents the insurance proceeds we are entitled to under our D&O insurance policy that will be paid by our insurers to settle claims on our behalf.

Ten derivative lawsuits related to the securities class action were filed in February, March and April 2021, October and December 2022, and January, February and March 2023 in the U.S. District Court for the Northern District of California, the California Superior Court, San Francisco County, and the Court of Chancery of the State of Delaware (three of which have been consolidated). The lawsuits name our former Chief Executive Officer, our former Chief Financial Officer, several other current and former officers, and many of our current and former board members as defendants, and the Company as a nominal defendant. The lawsuits allege claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against the defendants, and claims for contribution under Sections 10(b) and 21D of the Exchange Act against only our former Chief Executive Officer and former Chief Financial Officer. The plaintiffs seek unspecified monetary damages and other relief on behalf of the Company. The courts have stayed the derivative actions filed in 2021 and 2022 pursuant to stipulation of the parties. On August 9, 2021, we received a demand letter alleging claims similar to those in the derivative lawsuits. On May 23, 2022, the board of directors formed a committee to evaluate the stockholder’s demand and make recommendations to the full board of directors. On September 13, 2022, we received a second demand letter alleging claims similar to those in the derivative lawsuits, which was also referred to the committee.

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

Indemnification Arrangements

During the ordinary course of business, we may indemnify, hold harmless and agree to reimburse for losses suffered or incurred our customers, vendors, and each of their affiliates for certain intellectual property infringement and other claims by third parties with respect to our offerings, in connection with our commercial license arrangements or related to general business dealings with those parties.

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

(4)    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

(In thousands)	April 30, 2023	January 31, 2023
Computer equipment and software	$90,623	$82,248
Furniture and fixtures	27,468	27,076
Leasehold and building improvements (1)	143,224	144,130
Capitalized software development costs (2)	54,974	50,590
Property and equipment, gross	316,289	304,044
Less: accumulated depreciation and amortization	(205,327)	(195,504)
Property and equipment, net	$110,962	$108,540
_________________________
(1)    Includes costs related to assets not yet placed into service of $0.9 million and $2.8 million, as of April 30, 2023 and January 31, 2023, respectively.
(2)    Includes costs related to projects still under development of $9.5 million and $5.1 million, as of April 30, 2023 and January 31, 2023, respectively.

Depreciation and amortization expense related to Property and equipment, net was $10.5 million and $9.3 million for the three months ended April 30, 2023 and 2022, respectively.

Geographic Information

The following table presents our long-lived assets, which consist of property and equipment, net of depreciation and amortization, and operating lease right-of-use assets by geographic region:

(In thousands)	April 30, 2023	January 31, 2023
United States	$246,154	$251,150
United Kingdom	35,578	36,667
Other International	7,896	7,704
Total long-lived assets	$289,628	$295,521

(5)    Goodwill and Intangible Assets

Goodwill

There was no impairment of goodwill during the three months ended April 30, 2023 or 2022.

Intangible Assets

Intangible assets subject to amortization as of April 30, 2023 were as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$204,969	$(120,194)	$84,775	34
Customer relationships	81,200	(60,571)	20,629	16
Total intangible assets subject to amortization	$286,169	$(180,765)	$105,404

Intangible assets subject to amortization as of January 31, 2023 were as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$204,969	$(110,757)	$94,212	36
Customer relationships	90,900	(65,524)	25,376	18
Total intangible assets subject to amortization	$295,869	$(176,281)	$119,588

Amortization expense from acquired intangible assets was $14.2 million and $14.0 million for the three months ended April 30, 2023 and 2022, respectively.

The expected future amortization expense for acquired intangible assets as of April 30, 2023 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Remaining fiscal 2024	$38,442
Fiscal 2025	36,743
Fiscal 2026	19,858
Fiscal 2027	10,361
Total amortization expense	$105,404

(6)    Convertible Senior Notes

The net carrying amounts of each series of Notes as of April 30, 2023 were as follows:

(In thousands)	2023 Notes	2025 Notes	2026 Notes	2027 Notes
Principal amount	$776,661	$862,500	$1,000,000	$1,265,000
Unamortized issuance costs	(629)	(3,183)	(11,688)	(11,688)
Net carrying amount	$776,032	$859,317	$988,312	$1,253,312

As the 2023 Notes mature within the next twelve months, they are classified as “Debt, current” on our condensed consolidated balance sheets as of April 30, 2023. The 2025 Notes, 2026 Notes, and 2027 Notes do not mature within the next twelve months and as such are classified as "Debt, non-current” on our condensed consolidated balance sheets as of April 30, 2023.

The following table sets forth the interest expense related to each series of Notes:

	Three Months Ended April 30,
(In thousands)	2023	2022
2023 Notes:
Coupon interest expense	$971	$971
Amortization of debt issuance costs	377	328
Total interest expense related to the 2023 Notes	$1,348	$1,299

2025 Notes:
Coupon interest expense	$2,426	$2,426
Amortization of debt issuance costs	254	224
Total interest expense related to the 2025 Notes	$2,680	$2,650

2026 Notes:
Coupon interest expense	$1,875	$1,875
Amortization of debt issuance costs	820	526
Total interest expense related to the 2026 Notes	$2,695	$2,401

2027 Notes:
Coupon interest expense	$3,558	$3,558
Amortization of debt issuance costs	577	434
Total interest expense related to the 2027 Notes	$4,135	$3,992

As of April 30, 2023, the total estimated fair values of the 2023 Notes, the 2025 Notes, and the 2027 Notes were approximately $0.75 billion, $0.79 billion, and $1.08 billion, respectively. The fair value for each series of the Notes was determined based on the closing trading price per $100 of the applicable series of Notes as of the last day of trading for the period. We consider the fair value of the 2023 Notes, the 2025 Notes, and the 2027 Notes to be a Level 2 measurement. As of April 30, 2023, the estimated fair value of the 2026 Notes was $0.79 billion, which represents the present value of future principal and interest payments. We consider the fair value of the 2026 Notes to be a Level 3 measurement.

2023 and 2025 Notes

In September 2018, we issued $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 (the “2023 Notes”), and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (the “2025 Notes”). The 2023 Notes and the 2025 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2023 Notes and the 2025 Notes was $2.11 billion, net of initial purchaser discounts and other issuance costs. The 2023 Notes will mature on September 15, 2023, and the 2025 Notes will mature on September 15, 2025, in each case unless earlier redeemed, repurchased or converted. The 2023 Notes bear interest from September 21, 2018 at a rate of 0.50% per year and the 2025 Notes bear interest from September 21, 2018 at a rate of 1.125% per year, in each case payable semiannually in arrears on March 15 and September 15 of each year.

The initial conversion rate for each of the 2023 Notes and 2025 Notes is 6.7433 shares of our common stock per $1,000 principal amount of each of the 2023 Notes and 2025 Notes, which is equivalent to an initial conversion price of approximately $148.30 per share of our common stock, subject to adjustment upon the occurrence of certain specified events.

2026 Notes

On July 9, 2021, we issued $1.0 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”). The 2026 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2026 Notes was $981.7 million, net of issuance costs. The 2026 Notes will mature on July 15, 2026, unless earlier redeemed, repurchased or converted. The 2026 Notes bear interest at a rate of 0.75% per year, payable semiannually in arrears on January 15 and July 15 of each year.

The initial conversion rate for the 2026 Notes is 6.25 shares of our common stock per $1,000 principal amount of the 2026 Notes, which is equivalent to an initial conversion price of approximately $160.00 per share of our common stock, subject to adjustment upon the occurrence of certain specified events.

2027 Notes

On June 5, 2020, we issued $1.27 billion aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2027 Notes was $1.25 billion, net of initial purchaser discounts and other issuance costs. The 2027 Notes will mature on June 15, 2027, unless earlier redeemed, repurchased or converted. The 2027 Notes bear interest from June 5, 2020 at a rate of 1.125% per year, payable semiannually in arrears on June 15 and December 15 of each year.

The initial conversion rate for the 2027 Notes is 3.9164 shares of our common stock per $1,000 principal amount of the 2027 Notes, which is equivalent to an initial conversion price of approximately $255.34 per share of our common stock, subject to adjustment upon the occurrence of certain specified events.

Other Terms

The 2023 Notes, 2025 Notes, and 2027 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2023, June 15, 2025, and December 15, 2026, for the 2023 Notes, 2025 Notes and 2027 Notes, respectively, only under the following circumstances:

•during any fiscal quarter commencing after the fiscal quarter ending on January 31, 2019 (and only during such fiscal quarter) for the 2023 Notes and the 2025 Notes, and October 31, 2020 (and only during such fiscal quarter) for the 2027 Notes, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the relevant series of Notes on each applicable trading day;

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

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture; provided, in the case of the 2026 Notes, the holder is to determine the settlement method related to any Notes converted in connection with the exercise of our redemption option as mentioned above. If we undergo a fundamental change (as defined in the applicable indenture governing the relevant series of Notes), holders may require us to repurchase for cash all or any portion of their Notes of the relevant series at a fundamental change repurchase price equal to 100% of the principal amount of the relevant series of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the relevant maturity date of a series of Notes or if we deliver a notice of redemption in respect of a series of Notes, we will, in certain circumstances, increase the conversion rate of the relevant series of Notes for a holder of such series who elects to convert its Notes of the applicable series in connection with such corporate event or notice of redemption, as the case may be. During the three months ended April 30, 2023, the conditions allowing holders of the Notes (other than the 2026 Notes) to convert or redeem were not met.

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

Capped Calls

In connection with the issuance of the 2023 Notes, the 2025 Notes, and the 2027 Notes, we entered into privately negotiated capped call transactions relating to each series of Notes with certain counterparties (the “Capped Calls”). The Capped Calls are expected to reduce potential dilution to our common stock upon conversion of the applicable series of Notes and/or offset any cash payments we may make in excess of the principal amount of converted notes of such series, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls are subject to adjustment upon the occurrence of certain specified extraordinary events affecting us, including merger events and tender offers. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions.

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

For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of any series of Notes. As the Capped Calls qualify for a scope exception from derivative accounting for instruments that are both indexed to our own stock and classified in stockholders’ equity on our consolidated balance sheet, the premium paid for the purchase of the Capped Calls has been recorded as a reduction to “Additional paid-in capital” and will not be remeasured.

(7)    Stock Compensation Plans and Stockholders’ Equity

Equity Incentive Plans

In 2012, our board of directors and stockholders approved the 2012 Equity Incentive Plan (as amended, the “2012 Plan”), which became effective in April 2012 and expired in March 2022 pursuant to its terms. The 2012 Plan provided for the grant of incentive stock options and for the grant of nonstatutory stock options (“options”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights, performance units (“PSUs”) and performance shares. We ceased making grants under the 2012 Plan when it expired in March 2022.

In January 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”) in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market. The Inducement Plan was effective in April 2022 was used for grants to new employees but not for existing employees, executives, directors or consultants. In April 2022, we granted stand-alone inducement equity awards to our Chief Executive Officer in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market. In the second quarter of fiscal 2023, our board of directors and stockholders approved the 2022 Equity Incentive Plan (the “2022 Plan”) and we ceased making grants under the Inducement Plan.

During the three months ended April 30, 2023 and 2022, upon each settlement date of our outstanding RSUs and PSUs, we withheld shares to cover the required withholding tax based on the value of a share on the settlement date as determined by the closing price of our common stock on the applicable settlement date. If the settlement date did not fall on a trading day, the value of a share was based on the closing price of our common stock on the next trading day following the settlement date. The amount remitted to the tax authorities for the employees’ tax obligations is reflected as a financing activity on our condensed consolidated statements of cash flows. Shares withheld by us as a result of the net settlement of RSUs and PSUs issued under the 2022 Plan and the 2022 Inducement Plan will not become available for future grant or sale.

PSUs

The following table summarizes our PSU activity during the three months ended April 30, 2023:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of January 31, 2023	386	$193.96
PSUs granted	438	$124.22
PSUs vested	(123)	$132.99
Outstanding as of April 30, 2023	701	$161.07

Compensation expense for PSUs with financial performance or market vesting conditions is measured using the fair value at the date of grant and recorded over the vesting period of three or four years under the graded-vesting attribution method.

Certain PSUs granted in fiscal 2024 are subject to a single market performance condition which allows employees to earn 0% to 200% of their target award over two- and three-year performance periods, with a cap of one-third of the target award eligible to be earned for the two-year performance period. The PSUs granted in fiscal 2023 and certain PSUs granted in fiscal 2024 are subject to a single market performance condition which allows employees to earn 0% to 200% of their target award over one- two- and three-year performance periods, with a cap of one-third of the target award eligible to be earned for each of the one- and two-year performance periods. As of April 30, 2023, awards related to the one-year performance period for the PSUs granted in fiscal 2023 have been earned.

RSUs

The following table summarizes our RSU activity during the three months ended April 30, 2023:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of January 31, 2023	11,627	$128.11
RSUs granted	3,405	$92.16
RSUs vested	(1,021)	$141.04
RSUs forfeited and canceled	(725)	$131.49
Outstanding as of April 30, 2023	13,286	$117.73

RSAs

The following table summarizes our restricted stock award (“RSA”) activity during the three months ended April 30, 2023:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of January 31, 2023	289	$86.15
RSAs vested	(28)	$126.99
Outstanding as of April 30, 2023	261	$81.82

Stock Options

The following table summarizes our stock option activity during the three months ended April 30, 2023:

	Shares (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of January 31, 2023	108	$10.27	5.3	$9,276
Options exercised	(8)	$10.00
Options forfeited and expired	—	$94.95
Outstanding as of April 30, 2023	100	$10.24	5.0	$7,582
Vested and expected to vest	99	$10.23	5.0	$7,553
Exercisable as of April 30, 2023	92	$10.05	5.0	$6,993
_________________________
(1)    The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of April 30, 2023.

The following table presents unrecognized compensation cost and the related weighted-average recognition period for RSUs, PSUs, RSAs, and stock options as of April 30, 2023:

	Unrecognized Compensation Cost (in thousands)	Weighted-Average Recognition Period (in years)
RSUs	$1,218,312	2.2
PSUs	72,035	1.9
RSAs	16,734	2.4
Stock options	765	1.5
Total unrecognized compensation cost	$1,307,846

(8)    Revenues, Accounts Receivable, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Three Months Ended April 30,
(In thousands)	2023	2022
Revenues
Cloud services	$419,435	$322,929
License	171,430	185,811
Maintenance and services	160,643	165,341
Total revenues	$751,508	$674,081

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

	Three Months Ended April 30,
(In thousands)	2023	2022
United States	$488,313	$452,916
International	263,195	221,165
Total revenues	$751,508	$674,081

Other than the United States, no other country exceeded 10% of total revenues during any of the periods presented.

The following table presents revenues as a percentage of consolidated total revenues from customers representing 10% or more of total revenues:

	Three Months Ended April 30,
	2023	2022
Channel Partner A	24%	27%
Channel Partner B	13%	13%

The revenues from these customers are comprised of a number of end user transactions, none of which were individually greater than 10% of total revenues for the three months ended April 30, 2023 or 2022.

Accounts Receivable

The following table presents total current and non-current accounts receivable by channel partners representing 10% or more of total current and non-current accounts receivable, net:

	April 30, 2023	January 31, 2023
Channel Partner A	23%	26%
Channel Partner B	11%	6%

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2023 and 2022 were $0.5 billion and $0.5 billion during the three months ended April 30, 2023 and 2022, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced. Our remaining performance obligations were $2.9 billion as of April 30, 2023, of which we expect to recognize approximately 66% as revenue over the next 12 months and the remainder thereafter.

(9)    Income Taxes

We are subject to income taxes in the U.S. and in foreign jurisdictions. We base our interim tax provision on an estimated annual effective tax rate applied to year-to-date results, and we record discrete tax items in the period to which they relate. Each quarter, we update our estimated annual effective tax rate and record a year-to-date adjustment to our tax provision as necessary. For the three months ended April 30, 2023, we determined that the annual effective tax rate method would not provide a reliable estimate for our U.S. jurisdiction because the rate is highly sensitive to immaterial changes in forecasted ordinary income or loss. As a result, we applied the actual effective tax rate to the year-to-date loss for our U.S. jurisdiction for the three months ended April 30, 2023. For the three months ended April 30, 2023 and 2022, we recorded income tax expense of $4.6 million and $3.4 million, respectively. Our effective tax rate for the three months ended April 30, 2023 differs from the U.S. statutory rate primarily due to the valuation allowance recorded on our U.S. losses.

During the three months ended April 30, 2023, there were no material changes to our unrecognized tax benefits, and we do not expect material changes in our unrecognized tax benefits within the next twelve months. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended April 30,
(In thousands, except per share amounts)	2023	2022
Numerator:
Net loss	$(196,420)	$(304,322)
Denominator:
Weighted-average common shares outstanding	165,263	160,513
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(272)	(174)
Weighted-average shares used to compute net loss per share, basic and diluted	164,991	160,339

Net loss per share, basic and diluted	$(1.19)	$(1.90)

As we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of April 30,
(In thousands)	2023	2022
Shares subject to outstanding common stock options	100	142
Shares subject to outstanding RSUs, PSUs and RSAs	14,248	15,558
Employee stock purchase plan	3,616	1,263
Shares underlying the conversion options of the Notes	22,258	22,258
Total	40,222	39,221

(11)    Restructuring

During the fiscal quarter ended April 30, 2023, we announced a restructuring plan (the “Plan”). The Plan resulted in a reduction of our global workforce and was carried out in phases. The actions associated with the Plan are expected to be completed by the end of fiscal 2024, subject to local law and consultation requirements. The Company incurred $29.1 million in charges in connection with the Plan in fiscal 2024 related to severance payments, retention payments, employee benefits and transition costs, and non-cash charges for share-based compensation.

(In thousands)	Workforce reduction
Charges	$29,062
Payments	(14,983)
Non-cash items	(2,462)
Liability as of April 30, 2023	$11,617

The liability as of April 30, 2023 for restructuring charges is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

Restructuring charges for the three months ended April 30, 2023 are included in the condensed consolidated statements of operations, as follows:

(In thousands)
Cost of revenues	$1,300
Research and development	17,382
Sales and marketing	3,268
General and administrative	7,112
Total	$29,062

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included in Part II, Item 1A. or in other parts of this report and our other filings with the Securities and Exchange Commission. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “predict,” “intend,” “may,” “might,” “plan,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•our future financial and operating results; including trends in and expectations regarding revenues, annual recurring revenue, deferred revenue, remaining performance obligations, operating margins, gross margins, cash flow, operating income and the proportion of transactions that will be recognized ratably, including our expectations with respect to the drivers of such results and trends;
•the effects of the macroeconomic environment, including financial and credit market fluctuations, instability in the banking sector, debt ceiling and budget deficit uncertainty, rising interest rates, political unrest and social strife, and other impacts from the macroenvironment on our business and operations and those of our customers, including impacts on information technology and cybersecurity spending;
•market opportunity;
•expected benefits to customers and potential customers of our offerings;
•investment strategy, business strategy and growth strategy, including our business model and the use of acquisitions to expand our business;
•our sales and marketing strategy, including our international sales, channel partner strategy and our pricing strategy;
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
•expectations about seasonality;
•revenue mix;

•the long-term impact of the novel coronavirus (“COVID-19”) pandemic on our business;
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

Overview

Splunk helps customers build a safer and more resilient digital world. We deliver innovative solutions that enable organizations to harness the value of their data to help keep their digital systems secure, available and performant. As organizations’ reliance on resilient systems continues to increase, it is critical that they keep pace with increasing complexity and potential vulnerabilities associated with these systems. Our solutions for security and observability empower Security Operations, IT Operations, and Development Operations teams to maintain resilient systems by monitoring and securing them more quickly and efficiently. We also believe our offerings empower operational transformation, helping customers move from reactive, non-scalable and ineffective approaches to proactive, automated, and machine learning-assisted processes that drive better outcomes even as the scale and complexity of their technology continue to grow.

We believe that the increasing reliance on digital systems has made the resilience of these systems mission-critical for nearly every organization and the sustained ongoing importance of digital systems amidst the evolving threat landscape further elevates Splunk’s central role in enabling secure and reliable operations for our customers.

We typically base our cloud services subscription fees on either the volume of data indexed per day or the infrastructure, data storage and bandwidth required to support the underlying workload. For our license offerings, we typically base the license fees on either the estimated daily data indexing capacity or the compute power to support the workload. Workload-based pricing represents an increasing share of our business.

We recognize revenues associated with our cloud services ratably over the subscription term. We generally recognize license fees upfront. As a result, the timing of large license contracts may lead to fluctuations in our revenues and our operating results.

Customers have increasingly adopted our cloud services offerings. Because cloud service revenue recognition principles are different than license fee revenue recognition principles, the shift in our business to cloud has impacted, and it will continue to impact, our revenue and operating margins. Whether and the degree to which cloud services become our predominant delivery model is dependent on customer choice. As a result, the pace of the shift may fluctuate and the mix of cloud services and license revenue may continue to vary from quarter to quarter and year to year. Therefore, our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited.

We intend to continue investing for long-term growth. We plan to invest in product development to deliver additional features and performance enhancements, deployment models and solutions that can address new markets. We also plan to continue to expand our sales and marketing organizations to market and sell our offerings in the United States and internationally.

We have utilized and expect to continue to engage in acquisitions to contribute to our long-term growth objectives. Additionally, we expect to continue to make investments in private companies with complementary technology and business models with the objective of establishing longer-term strategic relationships.

Worldwide economic uncertainties and negative trends, including financial and credit market fluctuations, uncertainty in the banking sector, rising interest rates, political unrest and social strife, the long-term impact of the COVID-19 pandemic and other impacts from the macroeconomic environment have, and could continue to, adversely affect our business operations or financial results. These macroeconomic conditions have caused and could continue to cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

During fiscal 2023, we saw changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions and migrations to cloud services and enhanced deal scrutiny. We continue to see similar customer behaviors in fiscal 2024 and, based on the current market environment, we expect these to continue through at least the end of the current fiscal year.

See “Risk Factors” included in Part II, Item 1A. for further discussion of the impact and possible future impacts of the macroeconomic environment on our business.

Key Business Metrics

We use certain key financial and operating metrics to evaluate our performance and monitor the growth of our business.

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

The following presents our Cloud ARR and Total ARR (in millions):

Number of Customers with ARR Greater than $1 Million

We monitor the number of customers with Cloud ARR greater than $1 million and Total ARR greater than $1 million at the end of a reporting period. An increase in this metric is an indicator of our ability to attract and scale with them. The following presents the number of our customers with Cloud ARR greater than $1 million and Total ARR greater than $1 million:

Free Cash Flow

Splunk considers free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated or used by the business. Free cash flow represents net cash provided by operating activities less purchases of property and equipment and capitalized software development costs. Net cash provided by operating activities was $492 million and $143 million during the three months ended April 30, 2023 and 2022, respectively. The following presents our free cash flow (in millions):

Below is a calculation of free cash flow:

	Three Months Ended April 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$491,767	$143,347
Less purchases of property and equipment	(2,769)	(3,192)
Less capitalized software development costs	(2,651)	(2,428)
Free cash flow	$486,347	$137,727

Dollar-Based Net Retention Rate

We quantify our net expansion across existing cloud customers through our cloud dollar-based net retention rate (“Cloud DBNRR”). We calculate Cloud DBNRR by dividing the Cloud ARR at the end of a period (“Cloud Current Period ARR”) by the Cloud ARR of the same group of customers at the beginning of that 12-month period. Cloud Current Period ARR includes existing customer renewals and expansion and is net of existing customer contraction and churn. For the trailing 12-month Cloud DBNRR, we take the dollar-weighted average of the Cloud DBNRR over the trailing 12 months. The following presents our trailing 12-month Cloud DBNRR:

Remaining Performance Obligations (“RPO”) Bookings

Total RPO represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced. RPO Bookings is an indicator of overall bookings momentum. Total RPO is separately disclosed in Note 8 “Revenues, Accounts Receivable, Deferred Revenue and Remaining Performance Obligations” in our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. We calculate total RPO Bookings as total revenue plus the change in total RPO. The following presents our total RPO Bookings (in millions):

Below is a calculation of total RPO Bookings:

	Three Months Ended April 30,
(In thousands)	2023	2022
Total revenues	$751,508	$674,081
Change in RPO	(186,033)	(182,610)
Total RPO Bookings	$565,475	$491,471

Financial Summary
(Dollars in millions)

Three Months Ended April 30, 2023 and 2022

Our customer base spans numerous industry verticals, including cloud and online services, education, financial services, government, healthcare/pharmaceuticals, industrials/manufacturing, media/entertainment, retail/ecommerce, technology and telecommunications. As of April 30, 2023, our offerings have been deployed by over 90 of the Fortune 100 companies.

Our quarterly results reflect seasonality in the sale of our offerings. Historically, we have seen a pattern of increased license sales in the second half of our fiscal year as a result of industry buying patterns. Because of this pattern, we generally see a reduction in sequential revenue in the first fiscal quarter. As long as revenue from sales of our license offerings continues to represent a significant proportion of total revenues, our historical patterns suggest that this seasonality will continue. Furthermore, as long as our seasonal patterns continue, we expect to see higher bookings and billings in the second half of our fiscal year, with a large proportion of our revenue recognized ratably there will also be a seasonal impact on our remaining performance obligations and deferred revenue. Please note that historical patterns should not be considered a reliable indicator of our future sales activity or performance.

The timing of revenues in relation to our expense activity, which generally does not correlate directly with revenues, has an impact on cost of revenues, research and development expense, sales and marketing expense and general and administrative expense as a percentage of total revenues in each fiscal quarter during the year. Our expenses are relatively stable in the short term as the majority of our expenses are personnel-related, including salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period.

Because of our billing cycle and annual billing practices, our cash collections are highest in the fourth and first fiscal quarters with a seasonal decline in the second quarter.

Components of Operating Results

Revenues

Cloud services revenues. Cloud services allow customers to use hosted software over the contract period without taking possession of the software. We recognize the revenues associated with our cloud services ratably, over the subscription term.

License revenues. License revenues primarily consist of revenues from term licenses. We generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied.

Maintenance and services revenues. Maintenance and services revenues consist of revenues from maintenance agreements, professional services and training.

•Maintenance revenues. When a term license is purchased, maintenance is bundled with the license for the term of the license period. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. Maintenance revenues as a percentage of total revenues were 15% and 17% for the three months ended April 30, 2023 and 2022, respectively.

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

We are focused on managing the business with a balanced approach to long-term growth and profitability. As a result we may take measures to control and in some cases reduce targeted sources of operating costs, as we prioritize business-critical investments. Certain strategic actions to reduce our workforce have been taken, including one as described further in Note 11 “Restructuring” in our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. These actions will generally result in increased operating expenses due to the related severance payments and other termination benefits. We generally expect revenue growth to outpace spending in the following categories. Accordingly, we expect the decline in operating expenses as a percentage of revenue to continue.

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

General and administrative. General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel; our legal, accounting and other professional services fees; and other corporate expenses. We will continue to make related investments in these activities to support our operations as we grow.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest expense related to the Notes, foreign exchange gains and losses, and interest income on our investments and cash and cash equivalents balances.

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

Condensed Consolidated Statements of Operations Data

(In thousands and as % of revenues)	Three Months Ended April 30,
	2023		2022
Revenues
Cloud services	$419,435	55.8%	$322,929	47.9%
License	171,430	22.8	185,811	27.6
Maintenance and services	160,643	21.4	165,341	24.5
Total revenues	751,508	100.0	674,081	100.0
Cost of revenues
Cloud services (1)	129,707	30.9	119,521	37.0
License (1)	1,382	0.8	1,463	0.8
Maintenance and services (1)	76,146	47.4	81,172	49.1
Total cost of revenues	207,235	27.6	202,156	30.0
Gross profit	544,273	72.4	471,925	70.0
Operating expenses
Research and development	236,952	31.5	255,691	37.9
Sales and marketing	406,505	54.1	395,213	58.6
General and administrative	107,372	14.3	112,708	16.7
Total operating expenses	750,829	99.9	763,612	113.3
Operating loss	(206,556)	(27.5)	(291,687)	(43.3)
Interest and other income (expense), net
Interest income	23,938	3.2	1,372	0.2
Interest expense	(10,858)	(1.4)	(10,663)	(1.6)
Other income (expense), net	1,606	0.2	10	—
Total interest and other income (expense), net	14,686	2.0	(9,281)	(1.4)
Loss before income taxes	(191,870)	(25.5)	(300,968)	(44.6)
Income tax provision	4,550	0.6	3,354	0.5
Net loss	$(196,420)	(26.1)%	$(304,322)	(45.1)%
_________________________
(1)    Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended April 30, 2023 and 2022

Revenues
(Dollars in millions)

Three Months Ended April 30, 2023 and 2022
Total revenues increased $77.4 million, or 11.5%, primarily due to the following:

+    increase of $96.5 million, or 29.9%, in cloud services revenues
-    decrease of $14.4 million, or (7.7)%, in license revenues
-    decrease of $4.7 million, or (2.8)%, in maintenance and services revenues

The increase in cloud services revenues reflects the continued customer adoption of our cloud services offerings. Our customers are increasingly purchasing our cloud services offerings as they deliver the benefits of our license offerings, while eliminating the need to purchase, deploy and manage infrastructure. The decrease in license revenues is a result of decreased license deliveries, in the three months ended April 30, 2023, as compared to the three months ended April 30, 2022.

Cost of Revenues and Gross Margin
(Dollars in millions)

Three Months Ended April 30, 2023 and 2022
Total cost of revenues increased $5.1 million, or 2.5%, primarily due to the increase in cost of revenues related to our delivery of cloud services. Cloud services cost of revenues increased $10.2 million, or 8.5%, primarily due to an increase in salaries and benefits, including stock-based compensation expense, partially offset by a decrease in other costs, including cloud infrastructure spending. Maintenance and services cost of revenues decreased $5.0 million, or (6.2)%, primarily due to a decrease in third-party consulting services.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Three Months Ended April 30, 2023 and 2022
Research and development expense decreased $18.7 million, or (7.3)%, primarily due to the following:

-    decrease of $15.2 million in salaries and benefits and stock-based compensation, primarily due to a decrease in headcount
-    decrease of $13.2 million in third-party fees, including those for hosting services and consulting
+    increase of $11.0 million in severance costs incurred in connection with the restructuring plan announced in the three months ended April 30, 2023. Refer to Note 11 “Restructuring” for details.

Sales and Marketing Expense

Three Months Ended April 30, 2023 and 2022
Sales and marketing expense increased $11.3 million, or 2.9%, primarily due to the following:

+    increase of $14.5 million in salaries and benefits and stock-based compensation, primarily due to an increase in headcount
+    increase of $11.0 million in employment-related expenses, primarily due to a move to in-person corporate events that were held virtually in fiscal 2023
-    decrease of $9.2 million in third-party consulting services

General and Administrative Expense

Three Months Ended April 30, 2023 and 2022
General and administrative expense decreased $5.3 million, or (4.7)%, primarily due to the following:

-    decrease of $8.3 million in stock-based compensation
-    decrease of $3.4 million in third-party consulting services
+    increase of $2.4 million in severance costs incurred in connection with the restructuring plan announced in the three months ended April 30, 2023. Refer to Note 11 “Restructuring” for details.

Interest and Other Income (Expense), net

	Three Months Ended April 30,
(In thousands)	2023	2022
Interest and other income (expense), net
Interest income	$23,938	$1,372
Interest expense	(10,858)	(10,663)
Other income (expense), net	1,606	10
Total interest and other income (expense), net	$14,686	$(9,281)

Three Months Ended April 30, 2023 and 2022
Interest and other income (expense), net reflects a net increase in income of $24.0 million, primarily due to an increase in interest income of $22.5 million driven by an increase in investments in interest-bearing securities.

Income Tax Provision

	Three Months Ended April 30,
(In thousands)	2023	2022
Income tax provision	$4,550	$3,354

Three Months Ended April 30, 2023 and 2022
Our income tax provision is mostly comprised of foreign income taxes, and our effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on our U.S. losses. Our foreign income tax provision varies each interim period primarily based on the amount of our projected annual tax expense and how ratably we incur our forecasted income or loss during each quarterly period.

Liquidity and Capital Resources

(In thousands)	April 30, 2023	January 31, 2023
Cash and cash equivalents	$801,457	$690,587
Investments, current	1,661,485	1,316,347
Investments, non-current	43,850	41,700

(In millions)

Our principal sources of liquidity are our cash and cash equivalents, investments and net accounts receivable. From time to time, we have also issued convertible debt to supplement our working capital. As of April 30, 2023, we had $2.5 billion of cash, cash equivalents and investments, of which $345.3 million was held by foreign subsidiaries. We believe that these funds will be sufficient to meet our anticipated cash needs for at least the next 12 months, including the repayment of our 2023 Notes.

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

In June 2021, our board of directors authorized and approved a stock repurchase program of up to $1.0 billion of our outstanding common stock. During fiscal 2022, we repurchased 6.9 million shares of common stock with a total price of $1.0 billion, under trading plans complying with Rule 10b5-1 under the Exchange Act, at an average price of $145.23 per share. The repurchased shares are reflected as treasury stock on our condensed consolidated balance sheets and statements of stockholders’ equity (deficit). The repurchase program was completed as of October 31, 2021. The principal source of funding for the repurchase program was the proceeds from the issuance of $1 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2026 (“2026 Notes”).

In July 2021, we issued $1.0 billion aggregate principal amount of the 2026 Notes with Silver Lake Alpine, L.P., Silver Lake Alpine (Offshore Master), L.P. and Silver Lake Partners VI, L.P. as the purchasers. The 2026 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2026 Notes were $981.7 million, net of issuance costs. In June 2020, we issued $1.27 billion aggregate principal amount of the 2027 Notes, including the exercise in full by the initial purchasers of the 2027 Notes of their option to purchase an additional $165.0 million principal amount of 2027 Notes. The 2027 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2027 Notes was $1.25 billion, net of initial purchaser discounts and other issuance costs. In connection with the issuance of the 2027 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2027 Capped Calls”). We used approximately $137.4 million of the net proceeds from the offering of the 2027 Notes to pay the cost of the 2027 Capped Calls and $691.6 million to repurchase, for cash, approximately $488.3 million aggregate principal amount of our outstanding 2023 Notes. In September 2018, we issued $1.27 billion aggregate principal amount of the 2023 Notes and $862.5 million aggregate principal amount of the 2025 Notes. In connection with the issuance of the 2023 Notes and the 2025 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2023 and 2025 Capped Calls”). The premiums paid for the purchase of the 2023 and 2025 Capped Calls were $274.3 million. Refer to Note 6 “Convertible Senior Notes” in our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. It is our current intent to settle the principal amount of the 2023 Notes with cash upon maturity in September 2023.

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

Three Months Ended April 30, 2023 and 2022
Net cash provided by operating activities was $491.8 million for the three months ended April 30, 2023 compared to net cash provided by operating activities of $143.3 million in the prior year. The increase in net cash provided by operating activities was primarily due to higher cash collections from customers relative to payments to vendors and employees and improved operating results.

Investing Activities

Three Months Ended April 30, 2023 and 2022
Net cash used in investing activities of $342.7 million during the three months ended April 30, 2023 primarily consisted of marketable securities purchases of $334.2 million, net of maturities, purchases of strategic investments of $3.2 million, purchases of property and equipment of $2.8 million, and cash used for the development of internal-use software of $2.7 million.

Net cash used in investing activities of $692.6 million during the three months ended April 30, 2022 primarily consisted of marketable securities purchases of $681.7 million, net of maturities, purchases of strategic investments of $5.8 million, purchases of property and equipment of $3.2 million, and cash used for the development of internal-use software of $2.4 million.

Financing Activities

Three Months Ended April 30, 2023 and 2022
Net cash used in financing activities of $38.2 million during the three months ended April 30, 2023 primarily consisted of taxes paid related to the net share settlement of equity awards of $38.3 million.

Net cash used in financing activities of $65.4 million during the three months ended April 30, 2022 primarily consisted of taxes paid related to the net share settlement of equity awards of $66.4 million.

Contractual Obligations

Operating Lease Commitments and Contractual Obligations

There have been no significant changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended January 31, 2023 except for any disclosed in Note 3 “Commitments and Contingencies” and Note 6 “Convertible Senior Notes” of our accompanying Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three months ended April 30, 2023 and 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Indemnification Arrangements

During the ordinary course of business, we may indemnify, hold harmless and agree to reimburse for losses suffered or incurred our customers, vendors, and each of their affiliates for certain intellectual property infringement and other claims by third parties with respect to our offerings, in connection with our commercial license arrangements or related to general business dealings with those parties.

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

Critical Accounting Policies and Estimates

We prepare our unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The preparation of unaudited interim condensed interim consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

There have been no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended January 31, 2023, which was filed with the SEC on March 23, 2023.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, refer to Note 1 “Description of the Business and Significant Accounting Policies” in our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no other material changes to our market risk exposures as compared to the market risk exposures described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 23, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•the effectiveness of actions taken to restructure our business to align our cost structure with our strategic priorities;
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
•legal requirements, contractual obligations and industry standards related to security, data protection and privacy; and
•issues in the development and use of artificial intelligence (AI).

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

This shift in our revenue mix has impacted, and it will continue to impact, our revenue and operating margins as a higher percentage of our sales is now recognized ratably. Whether and the degree to which cloud services become our predominant delivery model depends on customer choice. As a result, the pace of the shift may fluctuate and the mix of cloud services and license revenue may continue to vary from quarter to quarter. Because the shift to cloud involves a greater capital commitment from customers, the pace of the shift to cloud may be impacted by factors outside of our control such as uncertainty in the economy and slowdown in technology spending or an otherwise cautious spending environment. Therefore, our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited. Whether our business model of delivering our portfolio of offerings as a mix of cloud services offerings and license offerings will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: fluctuations or changes in customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, tax and accounting implications, pricing, and our costs. In addition, the metrics we use to measure the success of our business model, and evaluate and describe our business, will continue to evolve as our business model evolves as significant trends emerge. If we do not successfully execute our business model, our business and future operating results could be adversely affected.

Our operating results may fluctuate significantly and our past operating results may not be a good indication of future performance.

Our revenues, operating margins, cash flows and other operating results have varied, and could in the future vary, significantly from period to period as a result of various factors, many of which are outside of our control. Comparing our revenues and operating results on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance. For example, we generally recognize license revenues upfront and recognize revenues associated with our cloud services offerings ratably over the term of the agreement. At the beginning of each period, we cannot predict the ratio of orders with revenues that will be recognized upfront and those with revenues that will be recognized ratably that we will enter into during the quarter, due to the fact that our customers have the ability to choose between a term license and cloud subscription agreement. Our customers may choose shorter duration term licenses ahead of migrating to cloud subscriptions and may choose shorter duration cloud subscriptions when transitioning from on-premises to cloud services. Furthermore, during fiscal 2023, we saw changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions and migrations to cloud services and enhanced deal scrutiny. We continue to see similar customer behaviors in fiscal 2024 and, based on the current market environment, we expect these to continue through at least the end of the current fiscal year. The size of our licenses and orders varies greatly and can result in fluctuations in our revenues and operating results. A portion of revenue recognized in any given quarter is a result of ratably recognized agreements entered into during previous quarters, including agreements for our cloud services offerings and maintenance and support agreements. Consequently, a decline in business from such ratably recognized agreements in any quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of downturns in sales and market acceptance of our offerings may not be fully reflected in our results of operations until future periods.

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

•general economic and political conditions and uncertainty, both domestically and internationally, as well as economic and political conditions and uncertainty specifically affecting industries in which our customers participate, including the current uncertain macroeconomic environment, including financial and credit market fluctuations, uncertainty in the banking sector, rising interest rates, political unrest and social strife, impacts of the COVID-19 pandemic on our economy and geopolitical tensions, including the war in Ukraine, which can adversely affect our customers’ ability or willingness to renew, upgrade, or expand their agreements, or delay prospective customers’ purchasing decisions, or reduce the value or duration of new contracts;

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

Actions that we are taking to restructure our business to align our cost structure with our strategic priorities may not have the anticipated effects.

In the quarter ended April 30, 2023, we announced a restructuring plan (the “Plan”) involving approximately 4 percent of our global workforce, mostly in North America. While the Plan and other proactive organizational and strategic changes that include optimizing the company’s processes, cost structure and how the company operates globally were designed to ensure the company continues to balance growth with profitability, we may encounter challenges in the execution of these efforts that could prevent us from recognizing the intended benefits of such efforts or otherwise adversely affect our business, results of operations and financial condition.

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

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $3.98 billion at April 30, 2023. Because our products and offerings, as well as the market for these products and offerings, continue to evolve, it is difficult for us to predict our future operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, changes in our mix of revenues, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance and other personnel, particularly in our sales and marketing, research and development, general and administrative, and professional service departments. We have faced, and may continue to face, higher employee turnover rates. Further, inflationary pressures, or stress over economic, geopolitical, or pandemic-related events such as those the global market is currently experiencing, may result in employee attrition. We face intense competition for qualified individuals from numerous software and other technology companies. We may incur significant costs to attract and retain these qualified individuals, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. Further, our current and future office environments or flexible work practices may not meet the expectations of our employees or prospective employees. If we are unable to retain and motivate our existing employees and attract qualified employees who are capable of meeting our growing technical, operational and managerial requirements, which may be exacerbated by the Plan and any similar future actions, we may be unable to manage our business effectively, which could adversely affect our business, results of operations and financial condition.

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

Our business is subject to fluctuations in the worldwide economy, including financial and credit market fluctuations, changes in economic policy, increased inflation and responsive actions, including rising interest rates, labor shortages, supply chain disruptions, trade uncertainty, changes in tariffs, sanctions, international treaties, other trade restrictions, natural disasters, outbreaks of pandemic diseases such as COVID-19, political unrest and social strife, acts of terrorism, armed conflicts, such as the war in Ukraine, geopolitical tensions in Taiwan and other global conflicts, instability in the banking sector or other impacts from the macroeconomic environment. The U.S. and worldwide economy is undergoing a period of volatility and uncertainty, which has impacted our business, markets, customers and industry. These macroeconomic conditions have caused and could continue to cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business. For example, increased inflation in recent months, the collapse of several financial institutions, and related instability in the global financial markets, may cause difficulties for our customers, resulting in reduced spending by them on our offerings. Further, a government shutdown or the U.S. government’s failure to raise the debt ceiling, which increases the possibility the U.S. government could default on its debt obligations, or related credit-rating downgrades could also have adverse effects on the broader global economy, including corporate and consumer spending, and market-wide liquidity problems. Continued or prolonged worldwide economic uncertainties or downturns could adversely affect our business operations or financial results.

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

We have a significant number of customers in the business services, energy, financial services, healthcare and pharmaceuticals, manufacturing, media and entertainment, online services, retail, technology, telecommunications and travel and transportation industries, each of which is impacted to different degrees by different economic conditions. For example, supply chain disruptions due to the impacts related to COVID-19 and the war in Ukraine (and resulting legal or regulatory developments), and any indirect effects, may further complicate any existing supply chain constraints. A substantial downturn in any of these industries may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. During fiscal 2023, we saw changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions and migrations to cloud services and enhanced deal scrutiny. We continue to see similar customer behaviors in fiscal 2024 and, based on the current market environment, we expect these to continue through at least the end of the current fiscal year. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings.

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

The extent to which the COVID-19 pandemic will continue to impact our business, results of operations and cash flows will depend on future developments, which are highly uncertain and difficult to predict.

Although the impacts of the COVID-19 pandemic have subsided to a large degree, we may experience material and adverse impacts to our business as a result of the virus’s global economic impact, including the worldwide supply chain disruption, availability of credit, bankruptcies or insolvencies of customers, and recession or economic downturn. In addition, inflation has impacted and may continue to impact consumer spending and the economy as a whole. The nature and extent of the long-term impact of the ongoing COVID-19 pandemic on our customers and our customers’ response to the ongoing COVID-19 pandemic is difficult to assess or predict, and we may be unable to accurately forecast our revenues or financial results or other performance metrics, especially given that the long term impact of the pandemic remains uncertain. Our actual results could be materially above or below our forecasts, which could disappoint analysts and investors and/or cause our stock price to decline.

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

We typically enter into agreements for our license offerings, cloud services, and maintenance and support services, which customers have discretion to renew or terminate at the end of the initial term. In order for us to improve our operating results, it is important that new customers enter into renewable agreements, and our existing customers renew, upgrade and expand their agreements when the initial contract term expires. Our customers have no obligation to renew, upgrade or expand their agreements with us after the terms have expired. Our customers’ renewal, upgrade and expansion rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of general economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. During fiscal 2023, we saw changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions and migrations to cloud services and enhanced deal scrutiny. We continue to see similar customer behaviors in fiscal 2024 and, based on the current market environment, we expect these to continue through at least the end of the current fiscal year. If our customers do not renew, upgrade or expand their agreements with us or renew on terms less favorable to us, our revenues may decline.

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

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. This variation is due to numerous factors, including in the expansion of our offerings and new pricing models, as well as the potential for different buying centers for the same offering. In addition, Splunk Cloud Platform has generated interest from our customers who are also considering purchasing and deploying Splunk Enterprise on-premises. In some cases, our customers may wish to consider a combination of these offerings, potentially further slowing our sales cycle. Our sales cycle can extend to more than a year for certain customers, particularly large customers. It is difficult to predict exactly when, or even if, an existing customer will convert from a term license to cloud services, we will make a sale with a potential customer, or a user of a trial version of one of our offerings will upgrade to the paid version of that offering. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. For example, during fiscal 2023, we saw changes in customer buying patterns due to the uncertain macroeconomic environment, including a slower pace of expansions and migrations to cloud services and enhanced deal scrutiny. We continue to see similar customer behaviors in fiscal 2024 and, based on the current market environment, we expect these to continue through at least the end of the current fiscal year. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenues from that transaction are lost or delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term (subject to rising fixed costs in the longer term as discussed above), our operating results will suffer if revenues fall below our expectations in a particular quarter.

Our international sales and operations subject us to additional risks and challenges that can adversely affect our business operations and financial results.

During the three months ended April 30, 2023, we derived approximately 35% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. We expect to continue to hire employees outside of the United States to reach new customers and gain access to additional technical talent. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to new or existing customers to the same degree we have experienced in the United States.

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

In October 2019, Splunk Cloud Platform received authorization under the U.S. Federal Risk and Authorization Management Program (“FedRAMP”) at the moderate level that allows U.S. federal government agencies and contractors to have greater integration with our platform if and when they transition to cloud-based computing. Splunk achieved accreditation against the Protected Level under the Australian Information Security Registered Assessors Program (IRAP) in June 2021. In September 2021, the U.S. Defense Information Systems Agency (DISA) granted Splunk Cloud Platform U.S. Department of Defense (DoD) Impact Level 5 (IL5), which allows U.S. government agencies to use our platform for high sensitivity Controlled Unclassified Information (CUI). Maintaining FedRAMP, IRAP, IL5, and other such restricted cloud environments places an increased compliance burden upon us, which may increase our internal costs to provide services to government agencies. If we cannot adequately comply with these compliance requirements and the complexities of maintaining multiple programs, our growth could be adversely impacted, and we could incur significant liability and our reputation and business could be harmed.

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

•an extended government shutdown or other potential delays or changes in the government appropriations or other funding authorization processes including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics;

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

Our offerings involve the processing, storage and transmission of data, and security breaches and incidents could result in unauthorized access to, or the loss, destruction, misuse, disclosure, modification, corruption, or unavailability of, this information, litigation, indemnity obligations, fines, penalties and other liability. In addition, vulnerabilities in our offerings, including any systems, software, equipment, networking configurations or other aspects of their environments or deployments, may make them vulnerable to security breaches or attacks if their offerings operating controls fail or their source code is accessed or exploited. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or our customers’ data or to disrupt our ability to provide services. There is also a danger of industrial espionage, misuse, fraud, theft of information or assets (including source code), or damage to assets by people who have gained access (authorized or unauthorized) to our facilities, systems or information. Because there are many different techniques used to obtain unauthorized access to systems and data, and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and incidents and proactively implement adequate preventative measures. Additionally, with many of our employees continuing to work remotely, we face an increased risk of attempted security breaches and incidents. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud services offerings, our security measures or those of our third-party service providers could be breached or otherwise fail to prevent unauthorized access to or disclosure, modification, misuse, loss or destruction of such information. Computer malware, ransomware, cyber viruses, social engineering (phishing, smishing and vishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. The frequency and sophistication of these malicious attacks has increased, and it appears that cyber crimes and cyber criminal networks, some of which may be state-supported, have been provided substantial resources and may target U.S. enterprises or our customers and their use of our products. Furthermore, the risk of state-supported and geopolitical-related cyber attacks may increase in connection with ongoing global geopolitical tensions, such as the war in Ukraine and any related political or economic responses and counter-responses. In the past, we have had to take corrective action against cyber attackers to protect our cloud environment. In addition, we do not directly control content that customers store in our offerings. If customers use our offerings for the transmission or storage of personal information or other sensitive types of information and our security measures are, or are believed to have been breached or otherwise to have failed as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

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

Data privacy and security have become significant issues in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements, industry standards, or our internal practices. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain types of information. For example, on January 1, 2020, the California Consumer Privacy Act (“CCPA”) went into effect. The CCPA requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (“CPRA”), which modifies the CCPA, was approved by California voters in the November 3, 2020 election, creating obligations relating to consumer data beginning on January 1, 2022, with enforcement anticipated to commence July 1, 2023. Other states have proposed, and in certain cases enacted, similar state laws. For example, Virginia, Colorado, Utah, and Connecticut all have enacted general privacy legislation that has become, or will become, effective in 2023, and Iowa and Indiana have enacted similar legislation that becomes effective in 2025 and 2026, respectively. The U.S. federal government also is contemplating federal privacy legislation. The effects of recently proposed or enacted legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

The United Kingdom enacted a Data Protection Act in May 2018 that substantially implemented the GDPR, and has implemented legislation referred to as the “UK GDPR” that generally provides for implementation of the GDPR in the United Kingdom and provides for a similar penalty structure. On June 28, 2021, the European Commission announced a decision that the United Kingdom is an “adequate country” to which personal data could be exported from the EEA, but this decision must be renewed and may face challenges in the future, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. Additionally, we cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated in the future. The United Kingdom government proposed significant changes to its data protection regime in legislation introduced in March 2023, superseding a proposal that was published in July 2022. We are monitoring these developments. Our EMEA headquarters is in London, causing these areas of uncertainty with respect to United Kingdom data protection law and cross-border personal data transfers to be particularly significant to our operations. Some countries also are considering or have enacted legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services outside of the United States.

Complying with the GDPR, CCPA, CPRA or other laws, regulations, or other obligations relating to privacy, data protection, data localization or security in the U.S. or other regions worldwide, including Australia’s Privacy Act, Canada’s Personal Information Protection and Electronic Documents Act, and Japan’s Act on the Protection of Personal Information, may cause us to incur substantial operational costs or require us to modify our data handling practices and policies, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results. Further, any actual or alleged non-compliance could result in claims and proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results and prevent us from offering certain services where we operate. Some statutory requirements, both in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996 and numerous state statutes, include obligations of companies to notify individuals of security breaches involving certain types of personal information, which could result from breaches experienced by us or our service providers. Any actual or perceived security breach or incident could impact our reputation, harm our customer confidence, hurt our sales and expansion into new markets or cause us to lose existing customers, and could expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach or incident.

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

Issues in the development and use of artificial intelligence (AI), combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.

We use machine learning and artificial intelligence (AI) technologies in our offerings and business, and we are making investments in expanding our artificial intelligence capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies, including, for example, generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation.

Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses if we decide to expand generative AI into our product offerings. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. The use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability.

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

In addition to our direct sales force, we use partners, such as distributors and resellers, to license, provide professional services and support our offerings. Historically, we have relied on a limited number of such partners for a substantial portion of our total sales, particularly in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions, and for sales to government agencies. For example, sales through our top two partners represented 37% of our revenue in the three months ended April 30, 2023. We expect that sales through partners in all regions will continue to be a significant portion of our revenues for the foreseeable future. As changes in our partner strategy are implemented, including potentially emphasizing partner-sourced transactions, results from sales through our partners may be adversely affected.

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

In the event the conditional conversion feature of the 2023 Notes, the 2025 Notes, or the 2027 Notes is triggered, holders of such Notes will be entitled under the applicable indenture governing such Notes to convert their Notes at any time during specified periods at their option. There is no conditional conversion feature with respect to the 2026 Notes, and holders of the 2026 Notes may elect to convert at any time. If one or more holders of a series of Notes elect to convert such Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. It is our current intent to settle the principal amount of the 2023 Notes with cash upon maturity in September 2023. The 2023 Notes are classified as current debt on our condensed consolidated balance sheets as of April 30, 2023.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our offerings, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we have engaged in, and may need to engage in the future, in equity, equity-linked or debt financings to secure additional funds. A significant or prolonged disruption of global financial markets could further reduce our ability to access capital, which could negatively affect our ability to secure these additional funds, or such funds may be on terms that are significantly less favorable to us. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For example, if we elect to settle our conversion obligation under the Notes in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. It is our current intent to settle the principal amount of the 2023 Notes with cash upon maturity in September 2023. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, or otherwise reduce operational flexibility. We may not be able to obtain additional financing on terms favorable to us, if at all. In addition, the macroeconomic environment, including instability among financial institutions and rising interest rates may adversely impact the credit markets or the terms we are able to achieve at the time we wish or need to seek funding. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected, or we may need to accept less favorable terms, which could increase our cost of capital, reduce our cash balances or otherwise restrict our ability to grow.

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

In addition, the stock markets, and in particular the market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the financial performance of those companies. In the past, following periods of market, or stock specific volatility, securities class action litigation and stockholder derivative litigation have often been instituted. In December 2020, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against us, our former Chief Executive Officer and our former Chief Financial Officer alleging violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The operative complaint alleges that defendants made materially false and misleading statements regarding our marketing efforts, hiring practices, and retention of personnel. On January 30, 2023, the parties entered into a stipulation of settlement, subject to court approval. In addition, ten derivative lawsuits related to the securities class action have been filed in the U.S. District Court for the Northern District of California, the California Superior Court, San Francisco County, and the Court of Chancery of the State of Delaware (three of which have been consolidated). For further information on these and other matters, see Note 3 “Commitments and Contingencies ─ Legal Proceedings” in our accompanying Notes to Consolidated Financial Statements is incorporated herein by reference.

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

Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, pandemics such as the COVID-19 pandemic, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, infrastructure disruptions, geopolitical instability, war, the effects of climate change and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expenses that we may sustain. Our California corporate offices are located near major seismic faults. Significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a major earthquake or catastrophic event.

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

In addition, as we identify ESG topics for voluntary disclosure and work to align with the recommendations of the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (“TCFD”), the International Sustainability Standards Board’s (“ISSB’s”) and Sustainability Accounting Standards Board (“SASB”) standards, and our own ESG assessment of priority of issues, we have expanded and, in the future, may continue to expand our disclosures in these areas. Statements about our ESG initiatives and goals, and progress against those goals, may be based on disclosure standards and frameworks that are still developing, internal controls and processes that continue to evolve, or assumptions that are subject to change in the future. If the standards by which we report or measure our progress change, or our ESG-related data, processing and reporting are incomplete or inaccurate, or if we fail to achieve progress on our metrics on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

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

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT
INDEX

Exhibit Number	Description
10.1#	Offer Letter between the Registrant and Tom Casey, dated as of September 13, 2022.

10.2#	Confirmatory Employment Letter between the Registrant and Christian Smith, dated as of May 23, 2023.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 25, 2023

SPLUNK INC.

	By:	/s/ Brian Roberts
Brian Roberts
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)