Form 10-Q
period 2023-07-31
SPLUNK INC
filed 2023-08-24
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2023

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

There were 167.7 million shares of the Registrant’s Common Stock issued and outstanding as of August 15, 2023.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	July 31, 2023	January 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,523,462	$690,587
Investments, current	925,526	1,316,347
Accounts receivable, net	974,202	1,572,604
Prepaid expenses and other current assets	202,987	174,388
Deferred commissions, current	117,542	116,758
Total current assets	3,743,719	3,870,684
Investments, non-current	41,587	41,700
Accounts receivable, non-current	212,049	314,286
Operating lease right-of-use assets	178,105	186,981
Property and equipment, net	107,541	108,540
Intangible assets, net	91,699	119,588
Goodwill	1,416,920	1,416,920
Deferred commissions, non-current	246,216	242,731
Other assets	39,086	42,493
Total assets	$6,076,922	$6,343,923
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$26,214	$15,299
Accrued compensation	300,956	357,550
Accrued expenses and other liabilities	207,421	229,480
Deferred revenue, current	1,392,465	1,657,685
Debt, current	776,456	775,656
Total current liabilities	2,703,512	3,035,670
Debt, non-current	3,102,930	3,099,289
Operating lease liabilities	191,917	202,268
Deferred revenue, non-current	88,688	91,102
Other liabilities, non-current	28,865	26,107
Total non-current liabilities	3,412,400	3,418,766
Total liabilities	6,115,912	6,454,436
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 167,650,586 shares outstanding at July 31, 2023, and 164,833,781 shares outstanding at January 31, 2023	174	171
Accumulated other comprehensive loss	(1,716)	(6,363)
Additional paid-in capital	4,993,644	4,671,776
Treasury stock, at cost: 6,771,997 shares at July 31, 2023 and 6,806,618 shares at January 31, 2023	(984,689)	(989,362)
Accumulated deficit	(4,046,403)	(3,786,735)
Total stockholders’ equity (deficit)	(38,990)	(110,513)
Total liabilities and stockholders’ equity	$6,076,922	$6,343,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share amounts)	2023	2022	2023	2022
Revenues
Cloud services	$445,163	$346,405	$864,598	$669,334
License	295,439	281,716	466,869	467,527
Maintenance and services	169,983	170,632	330,626	335,973
Total revenues	910,585	798,753	1,662,093	1,472,834
Cost of revenues (1)
Cloud services	134,587	122,860	264,294	242,381
License	1,963	1,337	3,345	2,800
Maintenance and services	75,353	82,594	151,499	163,766
Total cost of revenues	211,903	206,791	419,138	408,947
Gross profit	698,682	591,962	1,242,955	1,063,887
Operating expenses (1)
Research and development	239,099	257,057	476,051	512,748
Sales and marketing	421,635	410,622	828,140	805,835
General and administrative	106,469	114,381	213,841	227,089
Total operating expenses	767,203	782,060	1,518,032	1,545,672
Operating loss	(68,521)	(190,098)	(275,077)	(481,785)
Interest and other income (expense), net
Interest income	28,686	4,847	52,624	6,219
Interest expense	(11,243)	(12,905)	(22,101)	(23,568)
Other income (expense), net	(5,440)	(3,613)	(3,834)	(3,603)
Total interest and other income (expense), net	12,003	(11,671)	26,689	(20,952)
Loss before income taxes	(56,518)	(201,769)	(248,388)	(502,737)
Income tax provision	6,730	7,943	11,280	11,297
Net loss	$(63,248)	$(209,712)	$(259,668)	$(514,034)

Basic and diluted net loss per share	$(0.38)	$(1.30)	$(1.57)	$(3.19)

Weighted-average shares used in computing basic and diluted net loss per share	166,459	161,787	165,737	161,070
 _________________________
(1)    Amounts include stock-based compensation expense, as follows:

Cost of revenues	$21,789	$22,937	$43,006	$42,799
Research and development	84,900	86,521	161,216	171,384
Sales and marketing	62,157	58,059	120,741	130,873
General and administrative	30,200	31,959	58,554	68,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2023	2022	2023	2022
Net loss	$(63,248)	$(209,712)	$(259,668)	$(514,034)
Other comprehensive income (loss)
Net unrealized gain (loss) on investments (net of tax)	1,751	(3,827)	4,647	(6,541)
Total other comprehensive income (loss)	1,751	(3,827)	4,647	(6,541)
Comprehensive loss	$(61,497)	$(213,539)	$(255,021)	$(520,575)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended July 31,
(In thousands)	2023	2022
Cash flows from operating activities
Net loss	$(259,668)	$(514,034)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,945	47,952
Amortization of deferred commissions	66,143	53,574
Amortization of investment premiums (accretion of discounts), net	(10,404)	(482)
Loss on strategic equity investments, net	3,414	97
Amortization of debt issuance costs	4,441	5,484
Non-cash operating lease costs	(751)	(2,805)
Stock-based compensation	383,517	413,141
Deferred income taxes	(509)	(1,020)
Loss on disposal of assets	10	—
Changes in operating assets and liabilities:
Accounts receivable, net	700,777	553,106
Prepaid expenses and other assets	(24,646)	17,078
Deferred commissions	(70,412)	(62,754)
Accounts payable	10,915	23,629
Accrued compensation	(56,594)	(138,298)
Accrued expenses and other liabilities	(23,913)	(17,142)
Deferred revenue	(267,634)	(252,807)
Net cash provided by operating activities	501,631	124,719
Cash flows from investing activities
Purchases of property and equipment	(5,873)	(6,650)
Capitalized software development costs	(5,152)	(4,990)
Purchases of marketable securities	(877,018)	(923,762)
Maturities of marketable securities	1,282,895	209,424
Purchases of strategic investments	(3,300)	(6,099)
Other investment activities	—	1,436
Net cash provided by (used in) investing activities	391,552	(730,641)
Cash flows from financing activities
Proceeds from the exercise of stock options	230	1,132
Proceeds from employee stock purchase plan	51,201	48,596
Taxes paid related to net share settlement of equity awards	(111,739)	(124,614)
Net cash used in financing activities	(60,308)	(74,886)
Net increase (decrease) in cash and cash equivalents	832,875	(680,808)
Cash and cash equivalents at beginning of period	690,587	1,428,691
Cash and cash equivalents at end of period	$1,523,462	$747,883

Supplemental disclosures
Cash paid for income taxes	$4,521	$6,751
Cash paid for interest	10,866	17,659
Non-cash investing and financing activities
Increase in accrued purchases of property and equipment	3,708	2,994
Vesting of early exercised options	—	1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2023	2022	2023	2022
Common stock
Balance, beginning of period	$172	$168	$171	$167
Vesting of restricted and performance stock units	1	1	2	2
Issuance of common stock upon ESPP purchase	1	1	1	1
Balance, end of period	$174	$170	$174	$170
Additional paid-in capital
Balance, beginning of period	$4,818,486	$4,155,066	$4,671,776	$5,032,351
Cumulative-effect adjustment from adoption of new accounting standards	—	—	—	(1,026,611)
Stock-based compensation	199,046	199,476	383,517	413,141
Capitalized software development costs	1,602	1,405	3,335	2,510
Issuance of common stock upon exercise of options	143	182	230	1,132
Vesting of restricted stock units	(3,343)	—	(4,673)	—
Vesting of early exercised options	—	—	—	1
Taxes paid related to net share settlement of equity awards	(73,490)	(58,221)	(111,741)	(124,616)
Issuance of common stock upon ESPP purchase	51,200	48,595	51,200	48,595
Balance, end of period	$4,993,644	$4,346,503	$4,993,644	$4,346,503
Treasury stock
Balance, beginning of period	$(988,032)	$(1,000,000)	$(989,362)	$(1,000,000)
Vesting of restricted stock units	3,343	—	4,673	—
Balance, end of period	$(984,689)	$(1,000,000)	$(984,689)	$(1,000,000)
Accumulated other comprehensive loss
Balance, beginning of period	$(3,467)	$(3,913)	$(6,363)	$(1,199)
Unrealized gain (loss) from investments (net of tax)	1,751	(3,827)	4,647	(6,541)
Balance, end of period	$(1,716)	$(7,740)	$(1,716)	$(7,740)
Accumulated deficit
Balance, beginning of period	$(3,983,155)	$(3,813,195)	$(3,786,735)	$(3,808,548)
Cumulative-effect adjustment from adoption of new accounting standards	—	—	—	299,675
Net loss	(63,248)	(209,712)	(259,668)	(514,034)
Balance, end of period	$(4,046,403)	$(4,022,907)	$(4,046,403)	$(4,022,907)

Total stockholders’ equity (deficit)	$(38,990)	$(683,974)	$(38,990)	$(683,974)

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

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ending January 31, 2024.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal 2024.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, the reported amounts of revenues and expenses and the accompanying notes. For example, we make estimates with respect to the stand-alone selling price for each performance obligation included in customer contracts with multiple performance obligations, uncollectible accounts receivable, the assessment of the useful life and recoverability of long-lived assets (property and equipment, goodwill and identified intangibles), the period of benefit for deferred commissions, stock-based compensation expense, the fair value of assets acquired and liabilities assumed in business combinations, income taxes, the discount rate used for operating leases and contingencies. Our actual results could differ from those estimates.

There have been no significant changes to our significant accounting policies and estimates described in our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on March 23, 2023.

Segments

We operate our business as one operating segment: the development, marketing, and sale of cloud services and licensed software solutions that enable our customers to gain real-time business insights by harnessing the value of their data. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Splunk Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. Dollar. Foreign currency transaction gains and losses are included in “Other income (expense), net” on our condensed consolidated statements of operations and were not material during the three and six months ended July 31, 2023 and 2022.

Revenue Recognition

Our revenue consists of cloud service fees, license and related maintenance fees, and other service fees. Revenue is recognized when control of the promised subscriptions, products and services are transferred to customers, in an amount that reflects the consideration we expect to receive in exchange for those services and products.

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

Our contracts with customers often contain multiple performance obligations, which may include a combination of cloud services, licenses, related maintenance and support services, professional services and training.

The identification of performance obligations and the determination of whether they are distinct and should be accounted for separately may require significant judgment. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price (“SSP”), and revenue is recognized when the performance obligations are satisfied. We determine the SSP based on an observable standalone selling price when it is available as well as other factors, including the price charged to customers, our discounting practices, and our overall pricing objectives. In situations where pricing is highly variable, we estimate the SSP using the residual approach.

For sales of our cloud services, we recognize revenue ratably over customers’ contract terms, beginning when access is provided to the customer, consistent with the pattern of transfer of benefits for those services. We recognize license revenue upon transfer of control of the licenses, which occurs at delivery of the license key to customers, or when the license term commences, if later. We recognize maintenance and support revenue ratably over the maintenance and support term, consistent with the pattern of benefit to the customer for those services. Professional services and training are either provided on a time and materials basis or over a contract term, and we recognize the associated revenue as those services are delivered. When our contracts include customer acceptance provisions, we recognize revenue no earlier than upon customer acceptance. Our policy is to record revenues net of any applicable sales, use, goods and services, value added, and excise taxes.

Our multi-year cloud services and license contracts are typically invoiced annually. A current receivable for multi-year cloud services is generally recorded upon invoicing. A receivable for multi-year license contracts is recorded upon delivery, whether or not invoiced, to the extent we have an unconditional right to receive payment in the future related to those licenses. The non-current portion of these receivables, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, non-current” on our interim condensed consolidated balance sheets.

Our standard payment terms generally require payment within 45 days. Actual payment terms and conditions vary. In instances where the timing of revenue recognition differs from the timing of payment, we have determined our contracts do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing.

Deferred revenue is recorded when cash payments are received or due in advance of satisfying our performance obligations to customers. It is comprised of balances related to cloud services, maintenance, training and professional services, as well as licenses that were delivered prior to the license term commencing.

Recently Adopted Accounting Standards

We did not adopt any new accounting standards during the six months ended July 31, 2023.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	July 31, 2023				January 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$781,543	$—	$—	$781,543	$316,943	$—	$—	$316,943
U.S. government and agency securities	—	360,722	—	360,722	—	1,180,861	—	1,180,861
Corporate bonds	—	38,935	—	38,935	—	53,833	—	53,833
Commercial paper	—	636,733	—	636,733	—	141,359	—	141,359
Reported as:
Assets:
Cash and cash equivalents				$892,407				$376,649
Investments, current				925,526				1,316,347
Total				$1,817,933				$1,692,996

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table presents our investments in available-for-sale debt securities as of July 31, 2023:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. government and agency securities	$6,998	$—	$—	$6,998
Commercial paper	103,888	—	(22)	103,866
Investments, current:
U.S. government and agency securities	354,006	—	(282)	353,724
Corporate bonds	38,995	2	(62)	38,935
Commercial paper	533,461	—	(594)	532,867
Total available-for-sale investments	$1,037,348	$2	$(960)	$1,036,390

The following table presents our investments in available-for-sale debt securities as of January 31, 2023:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. government and agency securities	$59,732	$—	$(26)	$59,706
Investments, current:
U.S. government and agency securities	1,125,700	1	(4,546)	1,121,155
Corporate bonds	54,173	2	(342)	53,833
Commercial paper	142,061	—	(702)	141,359
Total available-for-sale investments	$1,381,666	$3	$(5,616)	$1,376,053

The following table presents the fair values and unrealized losses related to our investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of July 31, 2023:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$355,851	$(282)	$—	$—	$355,851	$(282)
Corporate bonds	26,906	(50)	7,407	(12)	34,313	(62)
Commercial paper	636,733	(616)	—	—	636,733	(616)
Total	$1,019,490	$(948)	$7,407	$(12)	$1,026,897	$(960)

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

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as non-current assets. The contractual maturities of our investments in financial assets as of July 31, 2023 were all less than 12 months.

Convertible Senior Notes

Refer to Note 6 “Convertible Senior Notes” for details regarding the fair value of our convertible senior notes.

Equity Investments

Our equity investments are included in “Investments, non-current” on our condensed consolidated balance sheets. The following table provides a summary of our equity investments:

(In thousands)	July 31, 2023	January 31, 2023
Equity investments without readily determinable fair values	$37,581	$37,994
Equity investments under the equity method of accounting	4,006	3,706
Total	$41,587	$41,700

During the six months ended July 31, 2023 we recorded a $3.4 million impairment loss related to our strategic equity investments without readily determinable fair values. The impairment loss is included in “Other income (expense), net” on our consolidated statements of operations.

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

On January 30, 2023, the parties entered into a stipulation of settlement, subject to Court approval. The settlement resolves all claims asserted against us and the other named defendants without any admission, concession, or finding of any fault, liability, or wrongdoing by defendants. Under the terms of the settlement, we will cause $30 million to be paid into a settlement escrow account, of which $4.6 million has been paid by us in satisfaction of the retention limit of our primary Director & Officer (“D&O”) insurance policy and $25.4 million will be paid by our insurers, in return for a release of claims and dismissal of the case. On February 7, 2023, lead plaintiff filed an unopposed motion for preliminary approval of the settlement, which attaches the stipulation of settlement. The motion for preliminary approval of the settlement is under submission and is awaiting a decision by the Court. The Company recognized a liability, which is included in “Accrued expenses and other liabilities” on our condensed consolidated balance sheets, in the amount of $25.4 million which represents our remaining obligation to settle claims under the stipulation of settlement as of July 31, 2023. A corresponding receivable was recognized, which is included in “Prepaid expenses and other current assets” on our condensed consolidated balance sheets, which represents the insurance proceeds we are entitled to under our D&O insurance policy that will be paid by our insurers to settle claims on our behalf.

Ten derivative lawsuits related to the securities class action were filed in February, March and April 2021, October and December 2022, and January, February and March 2023 in the U.S. District Court for the Northern District of California, the California Superior Court, San Francisco County, and the Court of Chancery of the State of Delaware. Due to the consolidation of several of these lawsuits, there are now seven pending derivative actions. The derivative actions name our former Chief Executive Officer, our former Chief Financial Officer, several other current and former officers, and many of our current and former board members as defendants, and the Company as a nominal defendant. The derivative actions allege claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against the defendants, and claims for contribution under Sections 10(b) and 21D of the Exchange Act against only our former Chief Executive Officer and former Chief Financial Officer. The plaintiffs seek unspecified monetary damages and other relief on behalf of the Company. The courts have stayed three of the seven derivative actions pursuant to stipulation of the parties, and the parties have submitted a stipulation and proposed order staying one other derivative action. On August 9, 2021, we received a demand letter alleging claims similar to those in the derivative lawsuits. On May 23, 2022, the board of directors formed a committee to evaluate the stockholder’s demand and make recommendations to the full board of directors. On September 13, 2022, we received a second demand letter alleging claims similar to those in the derivative lawsuits, which was also referred to the committee.

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

Indemnification Arrangements

During the ordinary course of business, we may indemnify, hold harmless and agree to reimburse for losses suffered or incurred by our customers, vendors, and each of their affiliates for certain intellectual property infringement and other claims by third parties with respect to our offerings, in connection with our commercial license arrangements or related to general business dealings with those parties.

As permitted under Delaware law, we have entered into indemnification agreements with our officers, directors and certain employees, indemnifying them for certain events or occurrences in connection with their service as our officers or directors or those of our direct and indirect subsidiaries.

Pursuant to the indemnification agreements, our bylaws, and Delaware law, we are indemnifying our former executive officers in connection with the stipulation of settlement entered into on January 30, 2023. No other claims or reimbursements under indemnification arrangements were material to our interim condensed consolidated financial statements.

(4)    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

(In thousands)	July 31, 2023	January 31, 2023
Computer equipment and software	$75,792	$82,248
Furniture and fixtures	25,693	27,076
Leasehold and building improvements (1)	111,894	144,130
Capitalized software development costs (2)	59,076	50,590
Property and equipment, gross	272,455	304,044
Less: accumulated depreciation and amortization	(164,914)	(195,504)
Property and equipment, net	$107,541	$108,540
_________________________
(1)    Includes costs related to assets not yet placed into service of $2.3 million and $2.8 million, as of July 31, 2023 and January 31, 2023, respectively.
(2)    Includes costs related to projects still under development of $11.2 million and $5.1 million, as of July 31, 2023 and January 31, 2023, respectively.

Depreciation and amortization expense related to property and equipment, net was $8.6 million and $10.6 million for the three months ended July 31, 2023 and 2022, respectively, and $19.1 million and $19.9 million for the six months ended July 31, 2023 and 2022, respectively.

Geographic Information

The following table presents our long-lived assets, which consist of property and equipment, net of depreciation and amortization, and operating lease right-of-use assets by geographic region:

(In thousands)	July 31, 2023	January 31, 2023
United States	$240,842	$251,150
United Kingdom	34,433	36,667
Other International	10,371	7,704
Total long-lived assets	$285,646	$295,521

(5)    Goodwill and Intangible Assets

Goodwill

There was no impairment of goodwill during the six months ended July 31, 2023 or 2022.

Intangible Assets

Intangible assets subject to amortization as of July 31, 2023 were as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$204,969	$(129,633)	$75,336	32
Customer relationships	71,800	(55,437)	16,363	13
Total intangible assets subject to amortization	$276,769	$(185,070)	$91,699

Intangible assets subject to amortization as of January 31, 2023 were as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$204,969	$(110,757)	$94,212	36
Customer relationships	90,900	(65,524)	25,376	18
Total intangible assets subject to amortization	$295,869	$(176,281)	$119,588

Amortization expense from acquired intangible assets was $13.7 million and $14.0 million for the three months ended July 31, 2023 and 2022, respectively, and $27.9 million and $28.1 million for the six months ended July 31, 2023 and 2022, respectively.

The expected future amortization expense for acquired intangible assets as of July 31, 2023 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Remaining fiscal 2024	$24,737
Fiscal 2025	36,743
Fiscal 2026	19,858
Fiscal 2027	10,361
Total amortization expense	$91,699

(6)    Convertible Senior Notes

The net carrying amounts of each series of Notes as of July 31, 2023 were as follows:

(In thousands)	2023 Notes	2025 Notes	2026 Notes	2027 Notes
Principal amount	$776,661	$862,500	$1,000,000	$1,265,000
Unamortized issuance costs	(205)	(2,834)	(10,771)	(10,965)
Net carrying amount	$776,456	$859,666	$989,229	$1,254,035

As the 2023 Notes mature within the next twelve months, they are classified as “Debt, current” on our condensed consolidated balance sheets as of July 31, 2023. The 2025 Notes, 2026 Notes, and 2027 Notes do not mature within the next twelve months and are classified as "Debt, non-current” on our condensed consolidated balance sheets as of July 31, 2023.

The following table sets forth the interest expense related to each series of Notes:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2023	2022	2023	2022
2023 Notes:
Coupon interest expense	$971	$971	$1,942	$1,942
Amortization of debt issuance costs	424	638	801	966
Total interest expense related to the 2023 Notes	$1,395	$1,609	$2,743	$2,908

2025 Notes:
Coupon interest expense	$2,426	$2,426	$4,852	$4,852
Amortization of debt issuance costs	349	642	603	866
Total interest expense related to the 2025 Notes	$2,775	$3,068	$5,455	$5,718

2026 Notes:
Coupon interest expense	$1,875	$1,875	$3,750	$3,750
Amortization of debt issuance costs	917	1,417	1,737	1,944
Total interest expense related to the 2026 Notes	$2,792	$3,292	$5,487	$5,694

2027 Notes:
Coupon interest expense	$3,558	$3,558	$7,116	$7,116
Amortization of debt issuance costs	723	1,274	1,300	1,708
Total interest expense related to the 2027 Notes	$4,281	$4,832	$8,416	$8,824

As of July 31, 2023, the total estimated fair values of the 2023 Notes, the 2025 Notes, 2026 Notes, and the 2027 Notes were approximately $0.77 billion, $0.86 billion, $0.81 billion, and $1.09 billion, respectively. We consider the fair value of the 2023 Notes, the 2025 Notes, and the 2027 Notes to be a Level 2 measurement. The fair value for each series of the Notes was determined based on the closing trading price per $100 of the applicable series of Notes as of the last day of trading for the period. We consider the fair value of the 2026 Notes to be a Level 3 measurement. The estimated fair value of the 2026 Notes represents the present value of future principal and interest payments.

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

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture; provided, in the case of the 2026 Notes, the holder is to determine the settlement method related to any Notes converted in connection with the exercise of our redemption option as mentioned above.

We may redeem for cash all or any portion of the 2027 Notes, at our option, on or after June 20, 2024, and may currently redeem for cash all or any portion of the 2023 Notes and 2025 Notes, if the last reported sale price of our common stock has been at least 130% of the conversion price for the relevant series of Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the relevant series of Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the relevant redemption date. Whether to exercise our redemption options under each respective indenture is solely within our control.

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

During the three months ended July 31, 2023, the conditions allowing holders of the 2023 Notes, 2025 Notes, 2026 Notes, and 2027 Notes to redeem were not met.

Capped Calls

In connection with the issuance of the 2023 Notes, the 2025 Notes, and the 2027 Notes, we entered into privately negotiated capped call transactions relating to each series of Notes (the “Capped Calls”). The Capped Calls are expected to reduce potential dilution to our common stock upon conversion of the applicable series of Notes and/or offset any cash payments we may make in excess of the principal amount of converted notes of such series, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls are subject to adjustment upon the occurrence of certain specified extraordinary events affecting us, including merger events and tender offers. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions.

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

In January 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”) in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market. The Inducement Plan was effective in April 2022 and was used for grants to new employees only. In April 2022, we granted stand-alone inducement equity awards to our Chief Executive Officer in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market. In the second quarter of fiscal 2023, our board of directors and stockholders approved the 2022 Equity Incentive Plan (the “2022 Plan”) and we ceased making grants under the Inducement Plan.

During the six months ended July 31, 2023 and 2022, upon each settlement date of our outstanding RSUs and PSUs, we withheld shares to cover the required withholding tax based on the value of a share on the settlement date as determined by the closing price of our common stock on the applicable settlement date. If the settlement date did not fall on a trading day, the value of a share was based on the closing price of our common stock on the next trading day following the settlement date. The amount remitted to the tax authorities for the employees’ tax obligations is reflected as a financing activity on our condensed consolidated statements of cash flows. Shares withheld by us as a result of the net settlement of RSUs and PSUs issued under the 2022 Plan and the 2022 Inducement Plan will not become available for future grant or sale.

PSUs

The following table summarizes our PSU activity during the six months ended July 31, 2023:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of January 31, 2023	386	$193.96
PSUs granted	438	$124.22
PSUs vested	(138)	$140.21
Outstanding as of July 31, 2023	686	$160.21

Compensation expense for PSUs with financial performance or market vesting conditions is measured using the fair value at the date of grant and recorded over the vesting period of three or four years under the graded-vesting attribution method.

Certain PSUs granted in fiscal 2024 are subject to a single market performance condition which allows employees to earn 0% to 200% of their target award over two- and three-year performance periods, with a cap of one-third of the target award eligible to be earned for the two-year performance period. The PSUs granted in fiscal 2023 and certain PSUs granted in fiscal 2024 are subject to a single market performance condition which allows employees to earn 0% to 200% of their target award over one-, two- and three-year performance periods, with a cap of one-third of the target award eligible to be earned for each of the one- and two-year performance periods. As of July 31, 2023, awards related to the one-year performance period for the PSUs granted in fiscal 2023 have been earned.

RSUs

The following table summarizes our RSU activity during the six months ended July 31, 2023:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of January 31, 2023	11,627	$128.11
RSUs granted	3,712	$92.72
RSUs vested	(3,112)	$134.73
RSUs forfeited and canceled	(1,078)	$128.64
Outstanding as of July 31, 2023	11,149	$114.44

RSAs

The following table summarizes our RSA activity during the six months ended July 31, 2023:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of January 31, 2023	289	$86.15
RSAs vested	(34)	$135.14
Outstanding as of July 31, 2023	255	$79.58

Stock Options

The following table summarizes our stock option activity during the six months ended July 31, 2023:

	Shares (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of January 31, 2023	108	$10.27	5.3	$9,276
Options exercised	(22)	$10.57
Options forfeited and expired	—	$29.81
Outstanding as of July 31, 2023	86	$10.09	4.8	$8,479
Vested and expected to vest	86	$10.09	4.8	$8,452
Exercisable as of July 31, 2023	80	$9.91	4.8	$7,838
_________________________
(1)    The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of July 31, 2023.

The following table presents unrecognized compensation cost and the related weighted-average recognition period for RSUs, PSUs, RSAs, and stock options as of July 31, 2023:

	Unrecognized Compensation Cost (in thousands)	Weighted-Average Recognition Period (in years)
RSUs	$1,048,459	2.1
PSUs	61,557	1.7
RSAs	14,516	2.1
Stock options	634	1.3
Total unrecognized compensation cost	$1,125,166

(8)    Revenues, Accounts Receivable, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2023	2022	2023	2022
Revenues
Cloud services	$445,163	$346,405	$864,598	$669,334
License	295,439	281,716	466,869	467,527
Maintenance and services	169,983	170,632	330,626	335,973
Total revenues	$910,585	$798,753	$1,662,093	$1,472,834

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2023	2022	2023	2022
United States	$590,198	$547,829	$1,078,512	$1,000,744
International	320,387	250,924	583,581	472,090
Total revenues	$910,585	$798,753	$1,662,093	$1,472,834

The following table presents revenues as a percentage of consolidated total revenues from customers representing 10% or more of total revenues:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Channel Partner A	26%	25%	25%	26%
Channel Partner B	18%	15%	16%	14%

The revenues from these customers are comprised of a number of end user transactions.

Accounts Receivable

The following table presents total current and non-current accounts receivable by channel partners representing 10% or more of total current and non-current accounts receivable, net:

	July 31, 2023	January 31, 2023
Channel Partner A	26%	26%
Channel Partner B	12%	6%

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2023 and 2022 were $0.9 billion and $0.8 billion during the six months ended July 31, 2023 and 2022, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced in future periods. Our remaining performance obligations were $2.9 billion as of July 31, 2023, of which we expect to recognize approximately 66% as revenue over the next 12 months, and we expect to recognize substantially all of the remainder over the next 13 to 36 months.

(9)    Income Taxes

We are subject to income taxes in the U.S. and in foreign jurisdictions. We base our interim tax provision on an estimated annual effective tax rate applied to year-to-date results, and we record discrete tax items in the period to which they relate. Each quarter, we update our estimated annual effective tax rate and record a year-to-date adjustment to our tax provision as necessary. For the three and six months ended July 31, 2023, we determined that the annual effective tax rate method would not provide a reliable estimate for our U.S. jurisdiction because the rate is highly sensitive to immaterial changes in forecasted ordinary income or loss. As a result, we applied the actual effective tax rate to the loss for our U.S. jurisdiction for the three and six months ended July 31, 2023. For the three months ended July 31, 2023 and 2022, we recorded income tax expense of $6.7 million and $7.9 million, respectively. For the six months ended July 31, 2023 and 2022, we recorded income tax expense of $11.3 million and $11.3 million, respectively. Our effective tax rate for the three and six months ended July 31, 2023 differs from the U.S. statutory rate primarily due to the valuation allowance recorded on our U.S. losses.

During the three months ended July 31, 2023, there were no material changes to our unrecognized tax benefits, and we do not expect material changes in our unrecognized tax benefits within the next twelve months. Because of our history of tax losses, all years remain open to tax audit.

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

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(63,248)	$(209,712)	$(259,668)	$(514,034)
Denominator:
Weighted-average common shares outstanding	166,716	161,912	166,002	161,220
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(257)	(125)	(265)	(150)
Weighted-average shares used to compute net loss per share, basic and diluted	166,459	161,787	165,737	161,070

Net loss per share, basic and diluted	$(0.38)	$(1.30)	$(1.57)	$(3.19)

As we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of July 31,
(In thousands)	2023	2022
Shares subject to outstanding common stock options	86	126
Shares subject to outstanding RSUs, PSUs and RSAs	12,090	13,473
Employee stock purchase plan	3,574	2,183
Shares underlying the conversion options of the Notes	22,258	22,258
Total	38,008	38,040

(11)    Restructuring

During the fiscal quarter ended April 30, 2023, we announced a restructuring plan (the “Plan”). The Plan resulted in a reduction of our global workforce that has been carried out in phases. The actions associated with the Plan are expected to be completed by the end of fiscal 2024, subject to local law and consultation requirements. The Company has incurred $27.7 million in charges in connection with the Plan during the six months ended July 31, 2023 related to estimated severance payments, retention payments, employee benefits and transition costs, and non-cash charges for share-based compensation. For the three months ended July 31, 2023, we recorded a $1.4 million net reduction in charges to date under the Plan, reflecting the net impact of additional charges related to an action carried out in the three months ended July 31, 2023, net of changes in estimated costs related to actions carried out in the three months ended April 30, 2023.

(In thousands)	Workforce reduction
Charges	$27,697
Payments	(18,931)
Non-cash items	(2,557)
Liability as of July 31, 2023	$6,209

The liability as of July 31, 2023 for restructuring charges is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

Restructuring charges for the six months ended July 31, 2023 are included in the condensed consolidated statements of operations, as follows:

(In thousands)
Cost of revenues	$1,238
Research and development	14,853
Sales and marketing	3,164
General and administrative	8,442
Total	$27,697

(12)    Subsequent Event

Pursuant to our continuing evaluation of office space needs, in August 2023 we entered into an agreement to sublease certain space located in Plano, TX. We expect to record an impairment charge of approximately $22 million in the three months ended October 31, 2023, which will be allocated to lease-related assets including the right-of-use asset and leasehold improvements. As we remain obligated under the head lease, the related lease liability is not impacted by the sublease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included in Part II, Item 1A. or in other parts of this report and our other filings with the Securities and Exchange Commission. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “predict,” “intend,” “may,” “might,” “plan,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•our future financial and operating results; including trends in and expectations regarding revenues, annual recurring revenue, deferred revenue, remaining performance obligations, operating margins, gross margins, cash flow, operating income and the proportion of transactions that will be recognized ratably, including our expectations with respect to the drivers of such results and trends;
•the effects of the macroeconomic environment, including financial and credit market fluctuations, instability in the banking sector, rising interest rates, political unrest and social strife, and other impacts from the macroenvironment on our business and operations and those of our customers, including impacts on information technology and cybersecurity spending;
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

Customers have increasingly adopted our cloud services offerings. Because cloud service revenue recognition principles are different than license fee revenue recognition principles, the shift in our business to cloud has impacted, and it will continue to impact, our revenue and operating margins. For example, the timing of large license contracts may lead to fluctuations in our revenues and our operating results. The degree to which cloud services become our predominant delivery model is dependent on customer choice. The pace of the shift may fluctuate, and the mix of cloud services and license revenue may continue to vary from quarter to quarter and year to year. Therefore, our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited.

We intend to continue investing for long-term growth. We plan to invest in product development to deliver additional features and performance enhancements, deployment models and solutions that can address new markets. We also plan to continue to invest in our sales and marketing organizations to improve our customer experience and expand our reach.

We have utilized and expect to continue to engage in acquisitions to contribute to our long-term growth objectives. Additionally, we expect to continue to make investments in private companies with complementary technology and business models with the objective of establishing longer-term strategic relationships.

Worldwide economic uncertainties and negative trends, including financial and credit market fluctuations, rising interest rates, political unrest and social strife, and other impacts from the macroeconomic environment have, and could continue to, adversely affect our business operations or financial results. These macroeconomic conditions have caused and could continue to cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

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

We use certain operating metrics and our financial results to evaluate our performance and monitor the growth of our business.

Key Operating Metrics

Annual Recurring Revenue

We use cloud annual recurring revenue (“Cloud ARR”) and total annual recurring revenue (“Total ARR”) to identify the annual recurring value of customer contracts at the end of a reporting period and to monitor the growth of our recurring business as we continue to shift to a cloud services delivery model. Cloud ARR represents the annualized value of active cloud services contracts at the end of a reporting period. Total ARR represents the annualized value of active cloud services, term licenses and maintenance contracts at the end of a reporting period. ARR should be viewed independently of revenue, and does not represent our revenue under U.S. GAAP on an annualized basis, as it is an operating metric that is impacted by contract start and end dates and renewal rates. ARR is not intended to be a replacement for forecasts of revenue.

The following presents our Cloud ARR and Total ARR (in millions):

Number of Customers with ARR Greater than $1 Million

We monitor the number of customers with Cloud ARR greater than $1 million and Total ARR greater than $1 million at the end of a reporting period. We believe these metrics provide useful information to investors because they are indicators of our growing customer base, and they demonstrate the value customers are receiving from Splunk. The following presents the number of our customers with Cloud ARR greater than $1 million and Total ARR greater than $1 million:

Free Cash Flow

Net cash provided by operating activities was $502 million and $125 million during the six months ended July 31, 2023 and 2022, respectively. Free cash flow represents net cash provided by operating activities, less purchases of property and equipment and capitalized software development costs. We believe free cash flow provides additional information about the cash generated or used by the business. The following presents our free cash flow (in millions):

Below is a calculation of free cash flow:

	Six Months Ended July 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$501,631	$124,719
Less purchases of property and equipment	(5,873)	(6,650)
Less capitalized software development costs	(5,152)	(4,990)
Free cash flow	$490,606	$113,079

Dollar-Based Net Retention Rate

We measure our net expansion across existing cloud customers using our cloud dollar-based net retention rate (“Cloud DBNRR”). We calculate Cloud DBNRR at a point in time by dividing the Cloud ARR at the end of a reporting period (“Cloud Current Period ARR”) by the Cloud ARR for the same group of customers at the end of the prior 12-month period (“Cloud Prior Period ARR”). Cloud Current Period ARR includes expansion and is net of existing customer contraction and attrition but excludes ARR from new customers in the current period. The trailing 12-month Cloud DBNRR represents the dollar weighted-average of the point in time Cloud DBNRR as of the end of each of the prior 12 months and is calculated by dividing the sum of the Cloud Current Period ARR for each of the prior 12 months by the sum of the Cloud Prior Period ARR for each of the prior 12 months. We use the trailing 12-month Cloud DBNRR because it mitigates the impact of any monthly expansions, contractions, and attrition which may not be representative of our recurring contract base. The following presents our trailing 12-month Cloud DBNRR:

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

We calculate total RPO Bookings as total revenue plus or minus the change in total RPO. RPO Bookings is an indicator of overall bookings momentum. The following presents our total RPO Bookings (in millions):

Below is a calculation of total RPO Bookings:

	Six Months Ended July 31,
(In thousands)	2023	2022
Total revenues	$1,662,093	$1,472,834
Change in total RPO	(176,384)	(187,395)
Total RPO Bookings	$1,485,709	$1,285,439

Financial Summary
(Dollars in millions)

Three Months Ended July 31, 2023 and 2022

Our customer base spans numerous industries, including cloud and online services, education, financial services, government, healthcare/pharmaceuticals, industrials/manufacturing, media/entertainment, retail/ecommerce, technology and telecommunications. As of July 31, 2023, our offerings have been deployed by over 90 of the Fortune 100 companies.

Our quarterly results reflect seasonality in the sale of our offerings. Historically, we have seen increased license revenues in the second half of our fiscal year because of industry buying patterns. Furthermore, we have seen greater license and cloud bookings and billings in the second half of our fiscal year as a result of those buying patterns, and with an increasing proportion of our revenues recognized ratably from sales of our cloud services offerings, we have seen a seasonal impact on our remaining performance obligations and deferred revenue. Please note that historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Our operating expenses are comprised mostly of personnel-related costs, including salaries, stock-based compensation, benefits and incentive-based compensation plan expenses, and historically have not fluctuated significantly on a seasonal basis. Because our revenues have fluctuated seasonally, we have seen a seasonal impact on and a quarterly fluctuation of measurements expressed as a percentage of total revenue such as the cost of revenues, research and development expense, sales and marketing expense and general and administrative expense as a percentage of total revenues.

Because we have seen greater bookings and billings in the second half of our fiscal year, our cash collections have been greatest in the fourth and first fiscal quarters with a seasonal decline in other quarters.

Components of Operating Results

Revenues

Cloud services revenues. We recognize the revenues associated with our cloud services ratably, over the subscription term.

License revenues. We generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied.

Maintenance and services revenues. Maintenance and services revenues consist of revenues from maintenance agreements, professional services and training.

•Maintenance revenues. When a term license is purchased, it is bundled with maintenance for the term of the license period. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. Maintenance revenues as a percentage of total revenues were 13% and 15% for the three months ended July 31, 2023 and 2022, respectively. Maintenance revenues as a percentage of total revenues were 14% and 16% for the six months ended July 31, 2023 and 2022, respectively.

•Professional services and training revenues. We provide professional services and training to help our customers deploy our software and train their personnel. Professional services and training have stated billing rates per service hour or are provided on a subscription basis. Related revenues are recognized as services are delivered or ratably over the subscription period. Professional services and training revenue continues to represent a significant portion of our maintenance and services revenue due to the deployment of our offerings in large and complex IT environments.

Cost of Revenues

Cost of cloud services revenues. Cost of cloud services revenues includes third-party hosting fees, salaries, benefits, stock-based compensation and related expenses such as employer taxes related to our delivery of cloud services, allocated overhead for depreciation of equipment, facilities and IT, and amortization of acquired intangible assets. We recognize these expenses as they are incurred. To the extent our customers continue to adopt our cloud services offerings, we would expect to see a corresponding change in our cost of cloud services revenues.

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

We are focused on managing the business with a balanced approach to long-term growth and profitability. We prioritize business investments, and we may take measures to control, and in some cases, reduce targeted sources of operating costs, including hiring in lower cost markets, and if needed, strategic actions such as the consolidation of our real estate footprint and workforce reduction actions. Certain strategic actions have been taken in the current year, including those described further in Note 11 “Restructuring” and Note 12 “Subsequent Events” in our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. These actions will generally result in increased operating expenses in the short-term due to the related severance payments and other termination benefits.

We generally expect revenue growth to outpace expenses. Accordingly, we expect the year over year decline in operating expenses as a percentage of revenue to continue.

Research and development. Research and development expenses primarily consist of personnel and facility-related costs attributable to our research and development personnel. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our software and services. While we plan to continue to invest in research and development, we expect related expenses will decrease as a percentage of revenue as a result of measures to control operating costs such as workforce reduction actions through July 31, 2023 and our expectation of increased hiring in lower cost markets.

Sales and marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales team, commissions earned by our sales personnel, marketing and business development personnel costs, and the cost of marketing and business development programs, including demand generating activities, customer events, and advertising programs to promote our brand and awareness. While we plan to continue to invest in our sales and marketing functions to support business growth, we expect that sales and marketing expenses will decrease as a percentage of revenue as a result of measures taken to control operating costs.

General and administrative. General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, legal, human resources, and administrative personnel; our legal, accounting, and other professional services fees; and other corporate expenses. We expect that general and administrative expenses will decrease as a percentage of revenue as a result of measures taken to control operating costs.

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

Condensed Consolidated Statements of Operations Data

(In thousands and as % of revenues)	Three Months Ended July 31,				Six Months Ended July 31,
	2023		2022		2023		2022
Revenues
Cloud services	$445,163	48.9%	$346,405	43.4%	$864,598	52.0%	$669,334	45.4%
License	295,439	32.4	281,716	35.3	466,869	28.1	467,527	31.7
Maintenance and services	169,983	18.7	170,632	21.4	330,626	19.9	335,973	22.8
Total revenues	910,585	100.0	798,753	100.0	1,662,093	100.0	1,472,834	100.0
Cost of revenues
Cloud services (1)	134,587	30.2	122,860	35.5	264,294	30.6	242,381	36.2
License (1)	1,963	0.7	1,337	0.5	3,345	0.7	2,800	0.6
Maintenance and services (1)	75,353	44.3	82,594	48.4	151,499	45.8	163,766	48.7
Total cost of revenues	211,903	23.3	206,791	25.9	419,138	25.2	408,947	27.8
Gross profit	698,682	76.7	591,962	74.1	1,242,955	74.8	1,063,887	72.2
Operating expenses
Research and development	239,099	26.3	257,057	32.2	476,051	28.6	512,748	34.8
Sales and marketing	421,635	46.3	410,622	51.4	828,140	49.8	805,835	54.7
General and administrative	106,469	11.7	114,381	14.3	213,841	12.9	227,089	15.4
Total operating expenses	767,203	84.3	782,060	97.9	1,518,032	91.3	1,545,672	104.9
Operating loss	(68,521)	(7.5)	(190,098)	(23.8)	(275,077)	(16.6)	(481,785)	(32.7)
Interest and other income (expense), net
Interest income	28,686	3.2	4,847	0.6	52,624	3.2	6,219	0.4
Interest expense	(11,243)	(1.2)	(12,905)	(1.6)	(22,101)	(1.3)	(23,568)	(1.6)
Other income (expense), net	(5,440)	(0.6)	(3,613)	(0.5)	(3,834)	(0.2)	(3,603)	(0.2)
Total interest and other income (expense), net	12,003	1.3	(11,671)	(1.5)	26,689	1.6	(20,952)	(1.4)
Loss before income taxes	(56,518)	(6.2)	(201,769)	(25.3)	(248,388)	(14.9)	(502,737)	(34.1)
Income tax provision	6,730	0.7	7,943	1.0	11,280	0.7	11,297	0.8
Net loss	$(63,248)	(6.9)%	$(209,712)	(26.3)%	$(259,668)	(15.6)%	$(514,034)	(34.9)%
_________________________
(1)    Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended July 31, 2023 and 2022

Revenues
(Dollars in millions)

Three Months Ended July 31, 2023 and 2022
Total revenues increased $111.8 million, or 14.0%, primarily due to the following:

+    increase of $98.8 million, or 28.5%, in cloud services revenues
+    increase of $13.7 million, or 4.9%, in license revenues

The increase in cloud services revenues reflects the continued customer adoption of our cloud services offerings. Our customers are increasingly purchasing our cloud services offerings as they deliver the benefits of our license offerings, while eliminating the need to purchase, deploy and manage infrastructure. The increase in license revenues is a result of increased license deliveries, in the three months ended July 31, 2023, as compared to the three months ended July 31, 2022.

Cost of Revenues and Gross Margin
(Dollars in millions)

Three Months Ended July 31, 2023 and 2022
Total cost of revenues increased $5.1 million, or 2.5%, primarily due to the increase in costs to deliver our cloud services offerings, offset by a decrease in maintenance and services cost of revenue. Our cloud services gross margin improved as the growth in our cloud services revenue outpaced the growth in related costs as we further optimized our infrastructure spending. Maintenance and services cost of revenues decreased $7.2 million, or (8.8)%, primarily due to the following a decrease in expenses related to third-party consulting services.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Three Months Ended July 31, 2023 and 2022
Research and development expense decreased $18.0 million, or (7.0)%, primarily due to the following:

-    decrease of $9.2 million in third-party fees, including those for consulting and hosting services
-    decrease of $2.0 million in salaries and benefits, including stock-based compensation, primarily due to a reduction in force associated with the restructuring plan announced in the three months ended April 30, 2023. Refer to Note 11 “Restructuring” for details.

Sales and Marketing Expense

Three Months Ended July 31, 2023 and 2022
Sales and marketing expense increased $11.0 million, or 2.7%, primarily due to the following:

+    increase of $40.3 million in salaries and benefits, including commissions and stock-based compensation, primarily due to an increase in headcount and increased bookings
-    decrease of $12.3 million in expenses related to third-party consulting services
-    decrease of $9.2 million in employment-related expenses, including travel and entertainment

General and Administrative Expense

Three Months Ended July 31, 2023 and 2022
General and administrative expense decreased $7.9 million, or (6.9)%, primarily due to the following:

-    decrease of $5.6 million in expenses related to third-party consulting and professional services

Interest and Other Income (Expense), net

	Three Months Ended July 31,
(In thousands)	2023	2022
Interest and other income (expense), net
Interest income	$28,686	$4,847
Interest expense	(11,243)	(12,905)
Other income (expense), net	(5,440)	(3,613)
Total interest and other income (expense), net	$12,003	$(11,671)

Three Months Ended July 31, 2023 and 2022
Interest and other income (expense) increased $23.7 million, primarily driven by an increase in investments in interest-bearing securities.

Income Tax Provision

	Three Months Ended July 31,
(In thousands)	2023	2022
Income tax provision	$6,730	$7,943

Three Months Ended July 31, 2023 and 2022
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

Comparison of the Six Months Ended July 31, 2023 and 2022

Revenues
(Dollars in millions)

Six Months Ended July 31, 2023 and 2022
Total revenues increased $189.3 million, or 12.8%, primarily due an increase of $195.3 million, or 29.2%, in cloud services revenues. The increase in cloud services revenues reflects the continued customer adoption of our cloud services offerings. Our customers are increasingly purchasing our cloud services offerings as they deliver the benefits of our license offerings, while eliminating the need to purchase, deploy and manage infrastructure.

Cost of Revenues and Gross Margin
(Dollars in millions)

Six Months Ended July 31, 2023 and 2022
Total cost of revenues increased $10.2 million, or 2.5%, primarily due to the increase in costs to delivery our cloud services offerings, offset by a decrease in maintenance and services cost of revenue. Our cloud services gross margin improved as the growth in our cloud services revenue outpaced the growth in related costs as we further optimized our infrastructure spending. Maintenance and services cost of revenues decreased $12.3 million, or (7.5)%, primarily due to a decrease in expenses related to third-party consulting services.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Six Months Ended July 31, 2023 and 2022
Research and development expense decreased $36.7 million, or (7.2)%, primarily due to the following:

-    decrease of $22.4 million in third-party fees, including those for consulting and hosting services
-    decrease of $14.0 million in salaries and benefits, including stock-based compensation, primarily due to a reduction in force associated with the restructuring plan announced in the three months ended April 30, 2023. Refer to Note 11 “Restructuring” for details.
+    increase of $7.7 million in severance costs primarily incurred in connection with the restructuring plan announced in the three months ended April 30, 2023. Refer to Note 11 “Restructuring” for details.

Sales and Marketing Expense

Six Months Ended July 31, 2023 and 2022
Sales and marketing expense increased $22.3 million, or 2.8%, primarily due to the following:

+    increase of $54.8 million in salaries and benefits, including stock-based compensation, primarily due to an increase in headcount
-    decrease of $29.0 million in third-party fees, including those for consulting and marketing programs

General and Administrative Expense

Six Months Ended July 31, 2023 and 2022
General and administrative expense decreased $13.2 million, or (5.8)%, primarily due to the following:

-    decrease of $9.8 million in stock-based compensation
-    decrease of $6.0 million in third-party fees related to consulting services
+    increase $1.8 million in severance costs primarily incurred in connection with the restructuring plan announced in the three months ended April 30, 2023. Refer to Note 11 “Restructuring” for details.

Interest and Other Income (Expense), net

	Six Months Ended July 31,
(In thousands)	2023	2022
Interest and other income (expense), net
Interest income	$52,624	$6,219
Interest expense	(22,101)	(23,568)
Other income (expense), net	(3,834)	(3,603)
Total interest and other income (expense), net	$26,689	$(20,952)

Six Months Ended July 31, 2023 and 2022
Interest and other income (expense) increased $47.6 million, primarily driven by an increase in investments in interest-bearing securities.

Income Tax Provision

	Six Months Ended July 31,
(In thousands)	2023	2022
Income tax provision	$11,280	$11,297

Six Months Ended July 31, 2023 and 2022
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

Liquidity and Capital Resources

(In thousands)	July 31, 2023	January 31, 2023
Cash and cash equivalents	$1,523,462	$690,587
Investments, current	925,526	1,316,347

(In millions)

Our principal sources of liquidity are our cash and cash equivalents, investments and net accounts receivable. From time to time, we have also issued convertible debt to supplement our working capital. As of July 31, 2023, we had $2.4 billion of cash, cash equivalents and investments, of which $338.9 million was held by foreign subsidiaries. We believe that these funds will be sufficient to meet our anticipated cash needs for at least the next 12 months, including the repayment of our 2023 Notes.

Our long-term future capital requirements will depend on many factors including our growth rate and profitability, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the level of investments in our office facilities and our systems infrastructure, the continuing market acceptance of our offerings and any acquisitions of complementary businesses, applications or technologies.

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

Six Months Ended July 31, 2023 and 2022
Net cash provided by operating activities was $501.6 million for the six months ended July 31, 2023 compared to net cash provided by operating activities of $124.7 million in the prior year. The increase in net cash provided by operating activities was primarily due to improved operating results.

Investing Activities

Six Months Ended July 31, 2023 and 2022
Net cash provided by investing activities of $391.6 million during the six months ended July 31, 2023 primarily consisted of maturities of marketable securities of $405.9 million, net of purchases, offset by purchases of property and equipment of $5.9 million, cash used for the development of internal-use software of $5.2 million, and purchases of strategic investments of $3.3 million.

Net cash used in investing activities of $730.6 million during the six months ended July 31, 2022 primarily consisted of marketable securities purchases of $714.3 million, net of maturities, purchases of property and equipment of $6.7 million, purchases of strategic investments of $6.1 million, and cash used for the development of internal-use software of $5.0 million.

Financing Activities

Six Months Ended July 31, 2023 and 2022
Net cash used in financing activities of $60.3 million during the six months ended July 31, 2023 primarily consisted of taxes paid related to the net share settlement of equity awards of $111.7 million, offset by proceeds from employee stock purchase plan of $51.2 million.

Net cash used in financing activities of $74.9 million during the six months ended July 31, 2022 primarily consisted of taxes paid related to the net share settlement of equity awards of $124.6 million, offset by proceeds from employee stock purchase plan of $48.6 million.

Contractual Obligations

Operating Lease Commitments and Contractual Obligations

Our principal commitments consist of obligations under leases for office space and long-term purchase agreements, including hosting services arrangements with cloud service providers. In addition, we have issued convertible debt securities. There have been no significant changes to our lease obligations, legal contingencies or convertible debt securities discussed in our Annual Report on Form 10-K for the year ended January 31, 2023 except for any disclosed in Note 3 “Commitments and Contingencies” and Note 6 “Convertible Senior Notes” of our accompanying Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” of this Quarterly Report on Form 10-Q. As of July 31, 2023, our other contractual commitments associated with long-term purchase agreements that are enforceable and legally binding and that specify all significant terms were payments of $0.3 billion due in the next 12 months and $1.3 billion due thereafter. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

Off-Balance Sheet Arrangements

During the six months ended July 31, 2023 and 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Indemnification Arrangements

During the ordinary course of business, we may indemnify, hold harmless and agree to reimburse for losses suffered or incurred by our customers, vendors, and each of their affiliates for certain intellectual property infringement and other claims by third parties with respect to our offerings, in connection with our commercial license arrangements or related to general business dealings with those parties.

As permitted under Delaware law, we have entered into indemnification agreements with our officers, directors and certain employees, indemnifying them for certain events or occurrences in connection with their service as our officers or directors or those of our direct and indirect subsidiaries.

Pursuant to the indemnification agreements, our bylaws, and Delaware law, we are indemnifying our former executive officers in connection with the stipulation of settlement entered into on January 30, 2023. No other claims or reimbursements under indemnification arrangements were material to our interim condensed consolidated financial statements.

Critical Accounting Estimates

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

There have been no significant changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended January 31, 2023, which was filed with the SEC on March 23, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no other material changes to our market risk exposures as compared to the market risk exposures described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 23, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Historically we generated a majority of our revenues from sales of licenses, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. As customers have increasingly adopted our cloud services offerings, the proportion of revenue from our delivery of cloud services has grown. This shift in our revenue mix has impacted, and it will continue to impact, our revenue and operating margins as a higher percentage of our sales is now recognized ratably from sales of our cloud services offerings. The degree to which cloud services become our predominant delivery model depends on customer choice. The pace of the shift may also fluctuate and the mix of cloud services and license revenue may continue to vary from quarter to quarter. Because the shift to cloud involves a greater capital commitment from customers, the pace of the shift to cloud may be impacted by factors outside of our control such as uncertainty in the economy and slowdown in technology spending or an otherwise cautious spending environment. Therefore, our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited. Whether our business model of delivering our portfolio of offerings as a mix of cloud services offerings and license offerings will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: fluctuations or changes in customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, tax and accounting implications, pricing, and our costs. In addition, the metrics we use to measure the success of our business model, and evaluate and describe our business, will continue to evolve as our business model evolves as significant trends emerge. If we do not successfully execute our business model, our business and future operating results could be adversely affected.

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

•general economic and political conditions and uncertainty, both domestically and internationally, as well as economic and political conditions and uncertainty specifically affecting industries in which our customers participate, including the current uncertain macroeconomic environment, including financial and credit market fluctuations, uncertainty in the banking sector, rising interest rates, political unrest and social strife, impacts of the COVID-19 pandemic on our economy, geopolitical tensions, including the war in Ukraine, and uncertain or destabilizing national election results in the United States and other jurisdictions in which we operate, which can adversely affect our customers’ ability or willingness to renew, upgrade, or expand their agreements, or delay prospective customers’ purchasing decisions, or reduce the value or duration of new contracts;

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

As a result of the Plan, we have incurred and may continue to incur some additional costs in the near term, including cash expenditures related to severance payments, certain retention payments (for roles being moved to lower cost regions), employee benefits and employee transition costs, as well as non-cash charges for share-based compensation expense. The Plan may result in other unintended consequences, including employee attrition beyond our intended reduction in force, damage to our corporate culture and decreased employee morale among our remaining employees, diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future), loss of institutional knowledge and expertise of departing employees, and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we experience any of these adverse consequences, the Plan and other strategic initiatives may not achieve or sustain their intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $4.05 billion at July 31, 2023. Because our products and offerings, as well as the market for these products and offerings, continue to evolve, it is difficult for us to predict our future operating results. Our operating expenses may increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including downturns in the global and U.S. economy, slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, changes in our mix of revenues, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

Our cloud services require costly and continual infrastructure investments, and if our cloud services are not successful, our business could be adversely affected.

A cloud-based model of software deployment is one in which a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. Delivering software under a cloud-based model results in higher costs and expenses when compared to sales of licenses for similar functionality. In recent years, companies have begun to expect that key software, such as customer relationship management and enterprise resource planning systems, be provided through a cloud-based model. Many of our offerings are now made available in the cloud as well as on-premises. Customers can sign up for our cloud services offerings and reduce the need to provision, deploy and manage internal infrastructure. In order to deliver our cloud services offerings via a largely cloud-based deployment, we have made and will continue to incur substantial costs to implement and maintain this alternative business model. In addition, as we look to deliver new or different cloud services, we are making significant technology investments to deliver new capabilities and advance our software to deliver cloud-native customer experiences. We expect that over time the percentage of our revenue attributable to our cloud services offerings will continue to increase. If our cloud services do not garner widespread market adoption, or there is a reduction in demand for cloud services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, security or privacy concerns, inability to properly manage such services, competing technologies and products, decreases in corporate spending or otherwise, our financial results, business model and competitive position could suffer. If these investments do not yield the expected return, or we are unable to decrease the cost of delivering our cloud services, our gross margins, overall financial results, business model and competitive position could suffer. As customers have increasingly adopted our cloud services offerings, this also impacts the way we recognize revenues, which may affect our operating results and could have an adverse effect on our business operations and financial results.

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

We depend on the continued contributions of our leadership, senior management and other key personnel, the loss of whom could adversely affect our business. Recently, our management team has undergone significant change. Changes in our executive management team or key personnel could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. Changes to our executive management team or key personnel increase our dependency on other team members who remain with us. If we lose the services of any member of the executive management team or any key personnel, we may not be able to locate a suitable or qualified replacement, and we may incur additional expenses to recruit and train a replacement, which could severely disrupt our business and growth and could be particularly disruptive in light of the recent leadership transitions. There is intense competition for executive management and it may take an extended period of time to find a candidate that meets our requirements if any of our executives depart unexpectedly. We do not maintain a key-person life insurance policy on any of our officers or other employees.

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

Our business is subject to fluctuations in the worldwide economy, including financial and credit market fluctuations, changes in economic policy, increased inflation and responsive actions, including rising interest rates, labor shortages, supply chain disruptions, trade uncertainty, changes in tariffs, sanctions, international treaties, other trade restrictions, natural disasters, outbreaks of pandemic diseases, political unrest and social strife, acts of terrorism, armed conflicts, such as the war in Ukraine, geopolitical tensions in Taiwan and other global conflicts, instability in the banking sector or other impacts from the macroeconomic environment. The U.S. and worldwide economy is undergoing a period of volatility and uncertainty, which has impacted our business, markets, customers and industry. These macroeconomic conditions have caused and may continue to cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business. For example, increased inflation in recent months and related government responses increasing interest rates, the collapse of several financial institutions, and related instability in the global financial markets, may cause difficulties for our customers, resulting in reduced spending by them on our offerings. Continued or prolonged worldwide economic uncertainties or downturns could adversely affect our business operations or financial results.

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

Although our offerings target the new and emerging industry for cloud and software services that deliver real-time business insights from data, we compete against a variety of large cloud service providers (“CSPs”) and software vendors, as well as smaller specialized companies, open source projects and custom development efforts, which provide solutions in the specific marketspaces we address. Our principal competitors include:

•Cloud monitoring and APM/Observability vendors;

•Monitoring, troubleshooting, security and analytics services offered (embedded or add-ons) by major public CSPs;

•Legacy security, systems management and other IT vendors; and

•IT departments that undertake custom software development efforts to analyze and manage their operations data across their public and private cloud landscapes.

The principal competitive factors in the markets include features, performance and support, scalability and flexibility, ease of deployment and use, total cost of ownership and time to value. Some of our current and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios, broader global distribution networks and presence and more developed networks of partners and skilled users. Further, competitors may be able to offer products or functionality similar to ours at a more attractive price than we can, such as by integrating or bundling their software products with their other product offerings. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on delivering real-time business insights from data and could directly compete with us. For example, companies may commercialize open source software in a manner that competes with our offerings or causes potential customers to believe that such products and our offerings perform the same function. If companies move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services comparable to ours or that are better suited for cloud-based data, and the demand for our offerings may decrease. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.

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

Our business substantially depends on, and we expect our business to continue to substantially depend on, sales of licenses, maintenance and services related to Splunk Enterprise and sales of subscriptions related to our cloud-based offerings. As such, the market acceptance of these offerings is critical to our continued success. Demand for these offerings is affected by a number of factors beyond our control, including continued market acceptance of these products by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in the market and the economy in general. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of these platform products, our business operations, financial results and growth prospects will be materially and adversely affected.

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

While we have extensive procedures in place, we recently determined that one of our development partners in India may have accessed certain of our encryption source code and technology without meeting relevant export control requirements. We filed an Initial Voluntary Disclosure in December 2022 with the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and filed the Final Voluntary Disclosure with BIS on June 6, 2023.

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

We employ multiple and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise based on either the estimated daily data indexing capacity or a metric related to compute power consumed to support our customers’ workload. We are seeing an increasing share of our business being based on workload pricing. In addition, Splunk Cloud Platform is generally priced based on either the volume of data indexed per day including a fixed amount of data storage, or purchased infrastructure, data storage and bandwidth our customers require to support the underlying workload. Splunk SOAR and Splunk On-Call are priced by the number of seats, with Splunk SOAR also having a metric based on events sent to the software. Further, certain observability offerings are priced based on the number of hosts. Depending on the mix of licenses and cloud subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models or increased customer data volumes or computer usage may ultimately result in a higher total cost to our customers generally over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or cloud subscriptions, or lower their costs, making it more difficult for us to compete or negatively impacting our financial results. As the amount of data and analytic needs within our customers’ organizations grow, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. We have introduced and expect to continue to introduce variations to our pricing models, including but not limited to, predictive pricing programs, workload-based pricing, entity-based pricing, “rapid adoption” packages and other pricing programs that provide broader usage and cost predictability as well as tiered pricing based on deployment models, data source types, compute and storage units and customer environments. Any change in pricing models bears inherent risks as it may provide customers a choice to go for the lower-cost option, therefore putting renewal and customer lifetime value at risk. Although we believe that these pricing models and variations to these models will drive net new customers and increase customer adoption, it is possible that they will not and may potentially cause customers to decline to purchase or renew licenses or cloud subscriptions, or confuse customers and reduce their lifetime value, which could negatively impact our revenue, business and financial results.

Furthermore, while our offerings can measure and limit customer usage for the most part, we removed metered license enforcement via our software under certain circumstances, and in other circumstances, such limitations may be improperly circumvented or otherwise bypassed by users. For those offerings where we are not fully able to track usage, customers may be consuming over their licensed capacity, which may reduce our revenue opportunities. Similarly, we provide our customers with an encrypted license key for enabling their use of our offerings. There is no guarantee that users of our offerings will abide by the terms of the license limitations or encrypted license keys, and if they do not, we may not be able to capture the full value for the use of our offerings. For example, our enterprise license is generally meant for our customers’ internal use only. If our internal use customers improperly make our offerings available to their customers or other third parties, for example, through a cloud or managed service offering not authorized by us, it may displace our end user sales. Additionally, if an internal use customer that has received a volume discount from us improperly makes available our offerings to its end customers, we may experience price erosion and be unable to capture the appropriate value from those end customers.

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

During the three months ended July 31, 2023, we derived approximately 35% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. We expect to continue to hire employees outside of the United States to reach new customers and gain access to additional technical talent. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to new or existing customers to the same degree we have experienced in the United States.

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

We derive a portion of our revenues from contracts with U.S. federal, state and local and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful engagement on government contracts. For our sales to these public sector customers, we must comply with laws and regulations relating to the formation, administration and performance of contracts, which affect how our partners and how we do business with governmental agencies. These laws and regulations provide public sector customers rights, many of which are not typically found in commercial contracts. Such rights may include price protection, the accuracy of information provided to the government, compliance with procurement integrity and government ethics, compliance with specified product certifications, product restrictions, pre-conditions for access to controlled or classified information, compliance with supply chain requirements, labor regulations, supplier diversity policies, and other terms that are particular to public sector customers. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to bid protests, contract cure actions, contract actions grounded in fraud, claims for damages or other relief, penalties, termination of contracts, loss of exclusive rights in our intellectual property, substantial audit or re-procurement costs and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have a material adverse effect on our business operations and financial results.

In October 2019, Splunk Cloud Platform received authorization under the U.S. Federal Risk and Authorization Management Program (“FedRAMP”) at the moderate level that allows U.S. federal government agencies and contractors to have greater integration with our platform if and when they transition to cloud-based computing. Splunk achieved accreditation against the Protected Level under the Australian Information Security Registered Assessors Program (IRAP) in June 2021. In September 2021, the U.S. Defense Information Systems Agency granted Splunk Cloud Platform U.S. Department of Defense (“DoD”) Impact Level 5 (“IL5”), which allows U.S. government agencies to use our platform for high sensitivity controlled unclassified information. Further, in June 2023, Splunk attained authorization for the Splunk Cloud Platform from the State Risk and Authorization Management Program (“StateRAMP”) at the moderate level. Maintaining FedRAMP, IRAP, IL5, StateRAMP and other such restricted cloud environments places an increased compliance burden upon us, which may increase our internal costs to provide services to government agencies. If we cannot adequately comply with these compliance requirements and the complexities of maintaining multiple programs, our growth could be adversely impacted, and we could incur significant liability and our reputation and business could be harmed.

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

•ability to achieve or maintain one or more government certifications, including, but not limited to, the U.S. DoD Cybersecurity Maturity Model and the U.K. Ministry of Defence Cyber Essentials Plus certifications, the US FedRAMP High authorization, the Japanese Government’s Information system Security Management and Assessment Program (“ISMAP”), and our existing FedRAMP Moderate, IL5, IRAP and StateRAMP authorizations;

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

The attack against SolarWinds, in which hackers inserted malware into a SolarWinds software update, highlights the growing risk from the infection of trusted third-party software while it is under assembly, known as a supply chain attack. In addition to software supply chain attacks, third-party vulnerabilities may impact our security posture. We have a threat and vulnerability management program designed to identify, track, remediate and help mitigate vulnerabilities in our IT environments. Nevertheless, the attack on on-premise Microsoft Exchange services and the Log4j vulnerability, which could be exploited to allow unauthorized actors to execute code remotely, highlight the risk that third-party products and open-source software we use may contain vulnerabilities that can be exploited by adversaries.

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

Data privacy and security have become significant issues in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements, industry standards, or our internal practices. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain types of information. For example, on January 1, 2020, the California Consumer Privacy Act (“CCPA”) went into effect. The CCPA requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (“CPRA”), which modifies the CCPA, was approved by California voters in the November 3, 2020 election, creating obligations relating to consumer data beginning on January 1, 2022, and which became fully effective as of January 1, 2023. Other states have proposed, and in certain cases enacted, similar state laws. For example, Virginia, Colorado, and Connecticut all have enacted general privacy legislation that has become effective in 2023; Utah has enacted similar legislation that becomes effective December 31, 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that becomes effective in 2024; Iowa and Tennessee have enacted similar legislation that becomes effective in 2025; and Indiana has enacted similar legislation that becomes effective in 2026. The U.S. federal government also is contemplating federal privacy legislation. The effects of recently proposed or enacted legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy or data protection legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, other processing, and security of data that identifies or may be used to identify or locate an individual. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the EU General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and, in addition to imposing stringent obligations relating to data protection and security, authorizes fines up to 4% of global annual revenue for some violations. We relied in part upon the EU-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the European Commission and the Swiss-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the Swiss Administration to provide U.S. companies with a valid data transfer mechanism under EU and Swiss law to permit them to transfer personal data from the European Economic Area (“EEA”) and Switzerland to the United States. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield, concluding it did not provide adequate protection for personal data transferred to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-US Privacy Shield on similar grounds. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on standard contractual clauses approved by the European Commission (“EU SCCs”) to transfer personal data. The CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. On June 4, 2021, the European Commission published new EU SCCs that are required to be implemented. The United Kingdom published new standard contractual clauses for use when transferring personal data outside of the United Kingdom (“UK SCCs”) that also are required to be implemented. The revised EU SCCs and UK SCCs, recommendations and opinions of regulators, customer demand, and other developments relating to cross-border data transfer, may require us to implement additional contractual, technical and operational safeguards for any personal data transferred out of the EEA, Switzerland, and the United Kingdom, or necessitate the provision of services entirely performed in the EEA, Switzerland, and United Kingdom (as well as other geographies internationally), and shielded from governmental access by the United States. These efforts may increase compliance and related costs, create duplication and inefficiencies in our ability to provide services globally, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, financial condition and operating results. Due to the pace of the regulatory framework's evolution in the U.S. and internationally, we may not be able to make the needed changes in a timely manner or at all, and we may be precluded from pursuing opportunities in jurisdictions where we cannot meet the regulatory requirements. This may adversely impact our financial condition and operating results. On March 25, 2022, the United States and EU announced an “agreement in principle” to replace the EU-U.S. Privacy Shield transfer framework with the Trans-Atlantic Data Privacy Framework (“EU-U.S. DPF”). On July 10, 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. DPF, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. We are evaluating whether the EU-U.S. DPF will be appropriate for us to utilize. The EU-U.S. DPF may be subject to legal challenges from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission.

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

We use machine learning and artificial intelligence (AI) technologies in our offerings and business, and we are making investments in expanding our artificial intelligence capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies, including, for example, generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation, or financial results. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation.

Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses if we decide to expand generative AI into our product offerings. AI technologies incorporated into our product offerings may use algorithms, datasets, or training methodologies that may be flawed or contain deficiencies that may be difficult to detect during testing. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate, flawed or biased. Our customers or others may rely on or use such content to their detriment, or it may lead to discriminatory or other adverse outcomes, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. The use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability.

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

Moreover, it may be difficult to maintain and enhance our brand in connection with sales through partners. We have and will continue to incur substantial expenditures in connection with our campaigns, and we anticipate that brand promotion expenditures will increase as the market becomes more competitive and as we attempt to grow our business. To the extent that these activities yield increased revenues, these revenues may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands, and we could lose customers and partners, all of which would adversely affect our business operations and financial results.

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

In addition to our direct sales force, we use partners, such as distributors and resellers, to license, provide professional services and support our offerings. Historically, we have relied on a limited number of such partners for a substantial portion of our total sales, particularly in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions, and for sales to government agencies. For example, sales through our top two partners represented 44% of our revenue in the three months ended July 31, 2023. We expect that sales through partners in all regions will continue to be a significant portion of our revenues for the foreseeable future. As changes in our partner strategy are implemented, including potentially emphasizing partner-sourced transactions, results from sales through our partners may be adversely affected.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $776.7 million aggregate principal amount of the 2023 Notes, the $862.5 million aggregate principal amount of the 2025 Notes, the $1.0 billion aggregate principal amount of the 2026 Notes, and the $1.27 billion aggregate principal amount of the 2027 Notes that we issued in September 2018, July 2021 and June 2020 depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We intend to pay the principal amount of our 2023 Notes in cash at maturity in September 2023, which will be a significant use of cash. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to comply with our debt obligations, including the Notes, which would materially and adversely impact our business, financial condition and operating results.

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

The conditional conversion feature of the 2023 Notes, 2025 Notes, or 2027 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2023 Notes, 2025 Notes, or 2027 Notes is triggered, holders of such Notes will be entitled under the applicable indenture governing such Notes to convert their Notes at any time during specified periods at their option. There is no conditional conversion feature with respect to the 2026 Notes, and holders of the 2026 Notes may elect to convert at any time. If one or more holders of a series of Notes elect to convert such Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. It is our current intent to settle the principal amount of the 2023 Notes with cash upon maturity in September 2023. The 2023 Notes are classified as current debt on our condensed consolidated balance sheets as of July 31, 2023.

We are subject to counterparty risk with respect to the Capped Calls.

In connection with the offerings of the 2023 Notes, 2025 Notes and 2027 Notes, we entered into the Capped Calls. The counterparties to the Capped Calls are financial institutions, and we will be subject to the risk that one or more of the counterparties may default, fail to perform or exercise their termination rights under the Capped Calls. Our exposure to the credit risk of the counterparties will not be secured by any collateral. If a counterparty to the Capped Calls becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default, failure to perform or a termination of the Capped Calls by a counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

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

•public health crises and related measures by private industry and governments to protect the public health;

•general economic and political conditions and uncertainty, both domestically and internationally, as well as economic and political conditions and uncertainty specifically affecting industries in which our customers participate, including continued impacts from the war in Ukraine;

•any major change in our board of directors or management;

•lawsuits threatened or filed against us;

•actual or perceived security breaches or incidents; and

•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets, and in particular the market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the financial performance of those companies. In the past, following periods of market, or stock specific volatility, securities class action litigation and stockholder derivative litigation have often been instituted. In December 2020, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against us, our former Chief Executive Officer and our former Chief Financial Officer alleging violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The operative complaint alleges that defendants made materially false and misleading statements regarding our marketing efforts, hiring practices, and retention of personnel. On January 30, 2023, the parties entered into a stipulation of settlement, subject to court approval. In addition, seven derivative actions related to the securities class action are pending in the U.S. District Court for the Northern District of California, the California Superior Court, San Francisco County, and the Court of Chancery of the State of Delaware. For further information on these and other matters, see Note 3 “Commitments and Contingencies ─ Legal Proceedings” in our accompanying Notes to Consolidated Financial Statements is incorporated herein by reference.

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

Our business operations are subject to interruption by natural disasters, flooding, fire, extreme heat and drought, power shortages, pandemics, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, infrastructure disruptions, geopolitical instability, war, the effects of climate change and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expenses that we may sustain. Our California corporate offices are located near major seismic faults. Significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a major earthquake or catastrophic event.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT
INDEX

Exhibit Number	Description
10.1#	Splunk Inc. Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on June 23, 2023).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 24, 2023

SPLUNK INC.

	By:	/s/ Brian Roberts
Brian Roberts
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)