Form 10-Q
period 2023-10-31
SPLUNK INC
filed 2023-11-28
CIK 1353283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2023

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

There were 168.5 million shares of the Registrant’s Common Stock issued and outstanding as of November 16, 2023.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Splunk Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share amounts)	October 31, 2023	January 31, 2023
Assets
Current assets
Cash and cash equivalents	$927,962	$690,587
Investments, current	761,746	1,316,347
Accounts receivable, net	1,131,616	1,572,604
Prepaid expenses and other current assets	130,417	174,388
Deferred commissions, current	129,116	116,758
Total current assets	3,080,857	3,870,684
Investments, non-current	41,630	41,700
Accounts receivable, non-current	243,559	314,286
Operating lease right-of-use assets	145,753	186,981
Property and equipment, net	99,466	108,540
Intangible assets, net	78,417	119,588
Goodwill	1,416,920	1,416,920
Deferred commissions, non-current	251,455	242,731
Other assets	33,723	42,493
Total assets	$5,391,780	$6,343,923
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,227	$15,299
Accrued compensation	282,607	357,550
Accrued expenses and other liabilities	149,373	229,480
Deferred revenue, current	1,384,333	1,657,685
Debt, current	—	775,656
Total current liabilities	1,821,540	3,035,670
Debt, non-current	3,104,926	3,099,289
Operating lease liabilities	156,835	202,268
Deferred revenue, non-current	82,975	91,102
Other liabilities, non-current	26,619	26,107
Total non-current liabilities	3,371,355	3,418,766
Total liabilities	5,192,895	6,454,436
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 168,539,392 shares outstanding at October 31, 2023, and 164,833,781 shares outstanding at January 31, 2023	175	171
Accumulated other comprehensive loss	(1,118)	(6,363)
Additional paid-in capital	5,132,002	4,671,776
Treasury stock, at cost: 6,756,702 shares at October 31, 2023 and 6,806,618 shares at January 31, 2023	(982,624)	(989,362)
Accumulated deficit	(3,949,550)	(3,786,735)
Total stockholders’ equity (deficit)	198,885	(110,513)
Total liabilities and stockholders’ equity	$5,391,780	$6,343,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share amounts)	2023	2022	2023	2022
Revenues
Cloud services	$469,445	$374,027	$1,334,043	$1,043,361
License	429,356	383,584	896,225	851,111
Maintenance and services	168,554	172,158	499,180	508,131
Total revenues	1,067,355	929,769	2,729,448	2,402,603
Cost of revenues (1)
Cloud services	136,294	119,558	400,588	361,939
License	2,141	1,259	5,486	4,059
Maintenance and services	71,538	80,948	223,037	244,714
Total cost of revenues	209,973	201,765	629,111	610,712
Gross profit	857,382	728,004	2,100,337	1,791,891
Operating expenses (1)
Research and development	232,541	241,395	708,592	754,143
Sales and marketing	403,584	388,094	1,231,724	1,193,929
General and administrative	138,490	118,307	352,331	345,396
Total operating expenses	774,615	747,796	2,292,647	2,293,468
Operating income (loss)	82,767	(19,792)	(192,310)	(501,577)
Interest and other income (expense), net
Interest income	26,719	6,700	79,343	12,919
Interest expense	(10,544)	(11,228)	(32,645)	(34,796)
Other income (expense), net	4,434	(3,945)	600	(7,548)
Total interest and other income (expense), net	20,609	(8,473)	47,298	(29,425)
Income (loss) before income taxes	103,376	(28,265)	(145,012)	(531,002)
Income tax provision	6,523	4,355	17,803	15,652
Net income (loss)	$96,853	$(32,620)	$(162,815)	$(546,654)

Basic net income (loss) per share	$0.58	$(0.20)	$(0.98)	$(3.38)
Diluted net income (loss) per share	$0.55	$(0.20)	$(0.98)	$(3.38)

Weighted-average shares used in computing basic net income (loss) per share	167,894	163,044	166,472	161,738
Weighted-average shares used in computing diluted net income (loss) per share	185,982	163,044	166,472	161,738
 _________________________
(1)    Amounts include stock-based compensation expense, as follows:

Cost of revenues	$21,462	$21,842	$64,468	$64,641
Research and development	81,749	80,126	242,965	251,510
Sales and marketing	60,944	55,610	181,685	186,483
General and administrative	29,792	31,026	88,346	99,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2023	2022	2023	2022
Net income (loss)	$96,853	$(32,620)	$(162,815)	$(546,654)
Other comprehensive income (loss)
Net unrealized gain (loss) on investments (net of tax)	598	(3,486)	5,245	(10,027)
Total other comprehensive income (loss)	598	(3,486)	5,245	(10,027)
Comprehensive income (loss)	$97,451	$(36,106)	$(157,570)	$(556,681)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended October 31,
(In thousands)	2023	2022
Cash flows from operating activities
Net loss	$(162,815)	$(546,654)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,010	73,446
Amortization of deferred commissions	97,093	81,409
Amortization of investment premiums (accretion of discounts), net	(4,909)	(2,062)
Loss on strategic equity investments, net	3,414	97
Amortization of debt issuance costs	6,642	7,878
Loss on facility exits	5,731	10,000
Non-cash operating lease costs	(5,028)	(3,079)
Stock-based compensation	577,464	601,745
Deferred income taxes	(493)	(1,434)
Loss on disposal of assets	29	—
Changes in operating assets and liabilities:
Accounts receivable, net	511,853	407,983
Prepaid expenses and other assets	53,921	96,708
Deferred commissions	(118,175)	(102,366)
Accounts payable	(10,072)	(40,773)
Accrued compensation	(74,943)	(148,794)
Accrued expenses and other liabilities	(80,227)	(46,224)
Deferred revenue	(281,479)	(214,238)
Net cash provided by operating activities	587,016	173,642
Cash flows from investing activities
Purchases of property and equipment	(9,186)	(9,229)
Capitalized software development costs	(8,961)	(5,806)
Purchases of marketable securities	(1,323,475)	(988,904)
Maturities of marketable securities	1,888,244	352,864
Purchases of strategic investments	(3,343)	(6,359)
Other investment activities	—	1,534
Net cash provided by (used in) investing activities	543,279	(655,900)
Cash flows from financing activities
Proceeds from the exercise of stock options	413	1,398
Proceeds from employee stock purchase plan	51,201	48,596
Repayment of 2023 Notes	(776,661)	—
Taxes paid related to net share settlement of equity awards	(167,873)	(163,498)
Net cash used in financing activities	(892,920)	(113,504)
Net increase (decrease) in cash and cash equivalents	237,375	(595,762)
Cash and cash equivalents at beginning of period	690,587	1,428,691
Cash and cash equivalents at end of period	$927,962	$832,929

Supplemental disclosures
Cash paid for income taxes	$8,120	$10,692
Cash paid for interest	24,775	24,452
Non-cash investing and financing activities
Increase in accrued purchases of property and equipment	4,203	2,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splunk Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2023	2022	2023	2022
Common stock
Balance, beginning of period	$174	$170	$171	$167
Vesting of restricted and performance stock units	1	—	3	2
Issuance of common stock upon ESPP purchase	—	—	1	1
Balance, end of period	$175	$170	$175	$170
Additional paid-in capital
Balance, beginning of period	$4,993,644	$4,346,503	$4,671,776	$5,032,351
Cumulative-effect adjustment from adoption of new accounting standards	—	—	—	(1,026,611)
Stock-based compensation	193,947	188,602	577,464	601,743
Capitalized software development costs	2,441	448	5,776	2,958
Issuance of common stock upon exercise of options	170	266	400	1,398
Vesting of restricted stock units	(2,065)	—	(6,738)	—
Vesting of early exercised options	—	—	—	1
Taxes paid related to net share settlement of equity awards	(56,135)	(38,884)	(167,876)	(163,500)
Issuance of common stock upon ESPP purchase	—	—	51,200	48,595
Balance, end of period	$5,132,002	$4,496,935	$5,132,002	$4,496,935
Treasury stock
Balance, beginning of period	$(984,689)	$(1,000,000)	$(989,362)	$(1,000,000)
Vesting of restricted stock units	2,065	—	6,738	—
Balance, end of period	$(982,624)	$(1,000,000)	$(982,624)	$(1,000,000)
Accumulated other comprehensive loss
Balance, beginning of period	$(1,716)	$(7,740)	$(6,363)	$(1,199)
Unrealized gain (loss) from investments (net of tax)	598	(3,486)	5,245	(10,027)
Balance, end of period	$(1,118)	$(11,226)	$(1,118)	$(11,226)
Accumulated deficit
Balance, beginning of period	$(4,046,403)	$(4,022,907)	$(3,786,735)	$(3,808,548)
Cumulative-effect adjustment from adoption of new accounting standards	—	—	—	299,675
Net income (loss)	96,853	(32,620)	(162,815)	(546,654)
Balance, end of period	$(3,949,550)	$(4,055,527)	$(3,949,550)	$(4,055,527)

Total stockholders’ equity (deficit)	$198,885	$(569,648)	$198,885	$(569,648)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Description of the Business and Significant Accounting Policies

Business

Splunk Inc. (“we,” “us,” “our,” “the Company”) helps customers build a safer and more resilient digital world. We deliver innovative solutions that enable organizations to harness the value of their data to help keep their digital systems secure, available, and performant. Our solutions for security and observability empower Security Operations, IT Operations, and Development Operations teams to maintain resilient systems by monitoring and securing them more quickly and efficiently. We also believe our offerings empower operational transformation, helping customers move from reactive, non-scalable and ineffective approaches to proactive, automated, and machine learning-assisted processes that drive better outcomes even as the scale and complexity of their technology continue to grow.

Cisco Merger Agreement

On September 20, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Cisco Systems, Inc., a Delaware corporation (“Cisco” or “Parent”), and Spirit Merger Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The Company’s Board of Directors (the “Board”) has unanimously approved the Merger Agreement and, subject to certain exceptions set forth in the Merger Agreement, resolved to recommend that our stockholders adopt the Merger Agreement.

Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (subject to certain exceptions set forth in the Merger Agreement) will be canceled and converted into the right to receive $157.00 in cash, without interest thereon, subject to applicable withholding taxes.

The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions including as required by applicable law, pending consummation of the Merger, and subjects the Company to customary interim operating covenants that restrict us from taking certain specified actions without Cisco’s approval (such approval not to be unreasonably withheld, delayed or conditioned) until the Merger is completed or the Merger Agreement is terminated in accordance with its terms.

Either the Company or Parent may terminate the Merger Agreement in certain circumstances, including if (1) the Merger is not completed by March 20, 2025, subject to certain limitations, (2) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order prohibiting the Merger, (3) the Company’s stockholders fail to adopt the Merger Agreement, or (4) the other party materially breaches its representations, warranties or covenants in the Merger Agreement, subject in certain cases, to the right of the breaching party to cure the breach. Parent and the Company may also terminate the Merger Agreement by mutual written consent. Upon termination of the Merger Agreement, (A) Parent, under specified circumstances, including termination following an injunction arising in connection with certain antitrust laws, will be required to pay the Company a termination fee of $1,478,000,000; and (B) the Company, under specified circumstances, including termination of the Merger Agreement by the Company to accept and enter into a definitive agreement with respect to a superior proposal or by Parent upon the Board’s change of recommendation, will be required to pay Parent a termination fee of $1,000,000,000.

We are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, subject to customary exceptions.

The completion of the Merger is subject to customary closing conditions, including, among others, approval of the Merger under other applicable antitrust and foreign investment regimes and the adoption of the Merger Agreement by the Company’s stockholders. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the consummation of the Merger expired at 11:59 p.m., Eastern Time, on November 13, 2023.

During the three months ended October 31, 2023, other than merger-related expenses incurred, the terms of the Merger Agreement did not materially affect the results reported in our unaudited interim condensed consolidated financial statements. Merger-related expenses in the three and nine months ended October 31, 2023 were approximately $22 million and are primarily included in “General and administrative expenses” on our condensed consolidated statement of operations.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on September 21, 2023 and is incorporated herein by reference.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ending January 31, 2024.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 23, 2023.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal 2024.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, the reported amounts of revenues and expenses and the accompanying notes. For example, we make estimates with respect to the stand-alone selling price for each performance obligation included in customer contracts with multiple performance obligations, uncollectible accounts receivable, the assessment of the useful life and recoverability of long-lived assets (property and equipment, goodwill and identified intangibles), the period of benefit for deferred commissions, stock-based compensation expense, the fair value of assets acquired and liabilities assumed in business combinations, income taxes, the discount rate used to measure lease liabilities and related impairments, and contingencies. Our actual results could differ from those estimates.

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

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. Dollar. Foreign currency transaction gains and losses are included in “Other income (expense), net” on our condensed consolidated statements of operations and were not material during the three and nine months ended October 31, 2023 and 2022.

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

Recently Adopted Accounting Standards

We did not adopt any new accounting standards during the nine months ended October 31, 2023.

Recently Issued Accounting Pronouncements

Standard	Description	Effective Date	Effect on the Condensed Consolidated Financial Statements (or Other Significant Matters)
Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative	The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations, including disclosure of the methods used in the diluted earnings-per-share computation for each dilutive security.	The effective date for each amendment will be the date on which the SEC’s removal of the related disclosure requirements from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited.	We do not expect the adoption of ASU 2023-06 to have a material impact on our consolidated financial statements.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	October 31, 2023				January 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$94,983	$—	$—	$94,983	$316,943	$—	$—	$316,943
U.S. government and agency securities	—	230,273	—	230,273	—	1,180,861	—	1,180,861
Corporate bonds	—	34,873	—	34,873	—	53,833	—	53,833
Commercial paper	—	624,364	—	624,364	—	141,359	—	141,359
Reported as:
Assets:
Cash and cash equivalents				$222,747				$376,649
Investments, current				761,746				1,316,347
Total				$984,493				$1,692,996

Our investments in money market funds are measured at fair value on a recurring basis. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments is classified as Level 1.

The following table presents our investments in available-for-sale debt securities as of October 31, 2023:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Corporate bonds	$14,631	$—	$(8)	$14,623
Commercial paper	113,170	—	(29)	113,141
Investments, current:
U.S. government and agency securities	230,333	9	(69)	230,273
Corporate bonds	20,269	—	(19)	20,250
Commercial paper	511,471	—	(248)	511,223
Total available-for-sale investments	$889,874	$9	$(373)	$889,510

The following table presents our investments in available-for-sale debt securities as of January 31, 2023:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. government and agency securities	$59,732	$—	$(26)	$59,706
Investments, current:
U.S. government and agency securities	1,125,700	1	(4,546)	1,121,155
Corporate bonds	54,173	2	(342)	53,833
Commercial paper	142,061	—	(702)	141,359
Total available-for-sale investments	$1,381,666	$3	$(5,616)	$1,376,053

The following table presents the fair values and unrealized losses related to our investments in available-for-sale debt securities classified by length of time that the securities have been in a continuous unrealized loss position as of October 31, 2023:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$177,660	$(69)	$—	$—	$177,660	$(69)
Corporate bonds	34,873	(27)	—	—	34,873	(27)
Commercial paper	624,364	(277)	—	—	624,364	(277)
Total	$836,897	$(373)	$—	$—	$836,897	$(373)

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

Investments with maturities of less than 12 months from the balance sheet date are classified as current assets, which are available for use to fund current operations. Investments with maturities greater than 12 months from the balance sheet date are classified as non-current assets. The contractual maturities of our investments in financial assets as of October 31, 2023 were all less than 12 months.

Convertible Senior Notes

Refer to Note 7 “Convertible Senior Notes” for details regarding the fair value of our convertible senior notes.

Equity Investments

Our equity investments are included in “Investments, non-current” on our condensed consolidated balance sheets. The following table provides a summary of our equity investments:

(In thousands)	October 31, 2023	January 31, 2023
Equity investments without readily determinable fair values	$37,581	$37,994
Equity investments under the equity method of accounting	4,049	3,706
Total	$41,630	$41,700

During the nine months ended October 31, 2023 we recorded a $3.4 million impairment loss related to our strategic equity investments without readily determinable fair values. The impairment loss is included in “Other income (expense), net” on our consolidated statements of operations.

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

On January 30, 2023, the parties entered into a stipulation of settlement, subject to Court approval. The settlement resolves all claims asserted against us and the other named defendants without any admission, concession, or finding of any fault, liability, or wrongdoing by defendants. Under the terms of the settlement, we have caused $30 million to be paid into a settlement escrow account, of which $4.6 million has been paid by us in satisfaction of the retention limit of our primary Director & Officer (“D&O”) insurance policy and $25.4 million will be paid by our insurers, in return for a release of claims and dismissal of the case. On February 7, 2023, lead plaintiff filed an unopposed motion for preliminary approval of the settlement, which attaches the stipulation of settlement. On September 26, 2023, the Court granted preliminary approval of the settlement and scheduled a final approval hearing for February 22, 2024. During the three months ended October 31, 2023, our insurers funded the settlement escrow account and as a result we derecognized the related liability and receivable.

Ten derivative lawsuits related to the securities class action were filed in February, March and April 2021, October and December 2022, and January, February and March 2023 in the U.S. District Court for the Northern District of California, the California Superior Court, San Francisco County, and the Court of Chancery of the State of Delaware. Due to the consolidation of several of these lawsuits and the voluntary dismissal of one of the lawsuits, there are now six pending derivative actions. The derivative actions name our former Chief Executive Officer, our former Chief Financial Officer, several other current and former officers, and many of our current and former board members as defendants, and the Company as a nominal defendant. The derivative actions allege claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against the defendants, and claims for contribution under Sections 10(b) and 21D of the Exchange Act against only our former Chief Executive Officer and former Chief Financial Officer. The plaintiffs seek unspecified monetary damages and other relief on behalf of the Company. We have filed a motion to dismiss the Delaware Chancery Court consolidated action, which is scheduled for hearing on April 11, 2024. The parties have stipulated to stay proceedings in the other five derivative actions. On August 9, 2021, we received a demand letter alleging claims similar to those in the derivative lawsuits. On May 23, 2022, the Board formed a committee to evaluate the stockholder’s demand and make recommendations to the full Board. On September 13, 2022, we received a second demand letter alleging claims similar to those in the derivative lawsuits, which was also referred to the committee.

Following the announcement of the Merger, one complaint was filed in the United States District Court for the Northern District of California and two complaints were filed in the United States District Court for the District of Delaware by purported stockholders against the Company and its directors. The complaints assert violations of Section 14(a) and Section 20(a) of the Exchange Act and allege that the proxy statement filed in connection with the proposed transaction between Splunk and Cisco omitted certain purportedly material information regarding, among other things, the background of the Merger, the Company’s financial projections and Qatalyst Partners’ and Morgan Stanley’s financial analyses. The complaints seek, among other things, (i) injunctive relief preventing the consummation of the transaction contemplated by the Merger Agreement; (ii) rescission or rescissory damages in the event the transaction contemplated by the Merger Agreement is implemented; (iii) dissemination of a Solicitation/Recommendation Statement that does not omit material information or contain any misleading disclosures; (iv) an award of damages that plaintiff suffered as a result of the defendant’s purported wrongdoings; and (v) an award of plaintiff’s expenses, including attorneys’ and experts’ fees.

In addition, on November 3, 2023, a purported stockholder of Splunk filed a lawsuit in the Superior Court of the State of California in and for the County of Sonoma. The complaint asserts violations of Section 25401 of the California Corporations Code and California common law because the proxy statement purportedly omits material information or contains misleading disclosures regarding, among other things, the background of the Merger, the Company’s financial projections and Qatalyst Partners’ and Morgan Stanley’s financial analyses. The complaint seeks, among other things, (i) injunctive relief preventing the consummation of the Merger, (ii) a declaration that Splunk, its directors and Cisco have violated California Corporations Code Section 25401, (iii) dissemination of corrective and complete disclosures and (iv) attorney’s fees. The plaintiff dismissed this lawsuit with prejudice on November 22, 2023.

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

(4)    Leases

During the three months ended October 31, 2023, and pursuant to our continuing evaluation of office space needs, we entered into an agreement to terminate a lease in London, United Kingdom. As our remaining commitment of $34 million under the lease was assumed by a new tenant, we were relieved of any termination penalties under the lease. As a result of the termination, we recognized an expense of $12 million that primarily consists of the net impact of an inducement fee paid to the new tenant related to their assumption of our remaining commitment under the lease, broker fees, acceleration of depreciation on leasehold improvements, and derecognition of the related ROU asset and lease liability.

(5)    Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

(In thousands)	October 31, 2023	January 31, 2023
Computer equipment and software	$71,844	$82,248
Furniture and fixtures	18,922	27,076
Leasehold and building improvements (1)	100,666	144,130
Capitalized software development costs (2)	65,327	50,590
Property and equipment, gross	256,759	304,044
Less: accumulated depreciation and amortization	(157,293)	(195,504)
Property and equipment, net	$99,466	$108,540
_________________________
(1)    Includes costs related to assets not yet placed into service of $0.7 million and $2.8 million, as of October 31, 2023 and January 31, 2023, respectively.
(2)    Includes costs related to projects still under development of $17.5 million and $5.1 million, as of October 31, 2023 and January 31, 2023, respectively.

Depreciation and amortization expense related to property and equipment, net was $8.8 million and $11.6 million for the three months ended October 31, 2023 and 2022, respectively, and $27.8 million and $31.4 million for the nine months ended October 31, 2023 and 2022, respectively.

Geographic Information

The following table presents our long-lived assets, which consist of property and equipment, net of depreciation and amortization, and operating lease right-of-use assets by geographic region:

(In thousands)	October 31, 2023	January 31, 2023
United States	$234,622	$251,150
United Kingdom	663	36,667
Other International	9,934	7,704
Total long-lived assets	$245,219	$295,521

(6)    Goodwill and Intangible Assets

Goodwill

There was no impairment of goodwill during the nine months ended October 31, 2023 or 2022.

Intangible Assets

Intangible assets subject to amortization as of October 31, 2023 were as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$190,350	$(124,342)	$66,008	30
Customer relationships	67,300	(54,891)	12,409	11
Total intangible assets subject to amortization	$257,650	$(179,233)	$78,417

Intangible assets subject to amortization as of January 31, 2023 were as follows:

(In thousands, except useful life)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in months)
Developed technology	$204,969	$(110,757)	$94,212	36
Customer relationships	90,900	(65,524)	25,376	18
Total intangible assets subject to amortization	$295,869	$(176,281)	$119,588

Amortization expense from acquired intangible assets was $13.3 million and $13.9 million for the three months ended October 31, 2023 and 2022, respectively, and $41.2 million and $42.0 million for the nine months ended October 31, 2023 and 2022, respectively.

The expected future amortization expense for acquired intangible assets as of October 31, 2023 is as follows:

Fiscal Period (In thousands)	Expected Amortization Expense
Remaining fiscal 2024	$11,455
Fiscal 2025	36,743
Fiscal 2026	19,858
Fiscal 2027	10,361
Total amortization expense	$78,417

(7)    Convertible Senior Notes

The net carrying amounts of each series of Notes as of October 31, 2023 were as follows:

(In thousands)	2023 Notes (1)	2025 Notes	2026 Notes	2027 Notes
Principal amount	$—	$862,500	$1,000,000	$1,265,000
Unamortized issuance costs	—	(2,485)	(9,850)	(10,239)
Net carrying amount	$—	$860,015	$990,150	$1,254,761
_________________________
(1)    The Company paid the principal amount of the 2023 Notes in September 2023 in cash.

The 2025 Notes, 2026 Notes, and 2027 Notes do not mature within the next twelve months and are classified as "Debt, non-current” on our condensed consolidated balance sheets as of October 31, 2023.

The following table sets forth the interest expense related to each series of notes:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2023	2022	2023	2022
2023 Notes:
Coupon interest expense	$485	$971	$2,427	$2,913
Amortization of debt issuance costs	205	422	1,005	1,388
Total interest expense related to the 2023 Notes	$690	$1,393	$3,432	$4,301

2025 Notes:
Coupon interest expense	$2,426	$2,426	$7,278	$7,278
Amortization of debt issuance costs	350	345	952	1,211
Total interest expense related to the 2025 Notes	$2,776	$2,771	$8,230	$8,489

2026 Notes:
Coupon interest expense	$1,875	$1,875	$5,625	$5,625
Amortization of debt issuance costs	920	911	2,660	2,855
Total interest expense related to the 2026 Notes	$2,795	$2,786	$8,285	$8,480

2027 Notes:
Coupon interest expense	$3,558	$3,558	$10,674	$10,674
Amortization of debt issuance costs	726	716	2,025	2,424
Total interest expense related to the 2027 Notes	$4,284	$4,274	$12,699	$13,098

As of October 31, 2023, the total estimated fair values of the 2025 Notes, 2026 Notes, and the 2027 Notes were approximately $0.93 billion, $0.82 billion, and $1.20 billion, respectively. We consider the fair value of the 2025 Notes and the 2027 Notes to be a Level 2 measurement. The fair value for each series of the notes was determined based on the closing trading price per $100 of the applicable series of notes as of the last day of trading for the period. We consider the fair value of the 2026 Notes to be a Level 3 measurement. The estimated fair value of the 2026 Notes represents the present value of future principal and interest payments.

2023 and 2025 Notes

In September 2018, we issued $1.27 billion aggregate principal amount of 0.50% Convertible Senior Notes due 2023 (the “2023 Notes”), and $862.5 million aggregate principal amount of 1.125% Convertible Senior Notes due 2025 (the “2025 Notes”). The 2023 Notes were general senior, unsecured obligations of Splunk. The 2025 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2023 Notes and the 2025 Notes was $2.11 billion, net of initial purchaser discounts and other issuance costs. The 2023 Notes matured on September 15, 2023, and the 2025 Notes will mature on September 15, 2025, in each case unless earlier redeemed, repurchased or converted. The 2023 Notes bore interest from September 21, 2018 at a rate of 0.50% per year and the 2025 Notes bear interest from September 21, 2018 at a rate of 1.125% per year, in each case payable semiannually in arrears on March 15 and September 15 of each year. We paid the principal amount of the 2023 Notes with cash upon maturity in September 2023.

The initial conversion rate for the 2023 Notes was, and for the 2025 Notes is, 6.7433 shares of our common stock per $1,000 principal amount of each of the 2023 Notes and 2025 Notes, which is equivalent to an initial conversion price of approximately $148.30 per share of our common stock, subject to adjustment upon the occurrence of certain specified events, including fundamental changes (as defined in the relevant indenture, which may include the Merger, as defined herein).

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

The initial conversion rate for the 2026 Notes is 6.25 shares of our common stock per $1,000 principal amount of the 2026 Notes, which is equivalent to an initial conversion price of approximately $160.00 per share of our common stock, subject to adjustment upon the occurrence of certain specified events, including fundamental changes (as defined in the relevant indenture, which may include the Merger).

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

The initial conversion rate for the 2027 Notes is 3.9164 shares of our common stock per $1,000 principal amount of the 2027 Notes, which is equivalent to an initial conversion price of approximately $255.34 per share of our common stock, subject to adjustment upon the occurrence of certain specified events, including fundamental changes (as defined in the relevant indenture, which may include the Merger).

Other Terms

The 2023 Notes were convertible, and the 2025 Notes, and 2027 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2023, June 15, 2025, and December 15, 2026, respectively, only under the following circumstances:

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

•if we call the relevant series of notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

•upon the occurrence of specified corporate events as set forth in the relevant indenture, including fundamental changes (as defined in the relevant indenture, which may include the Merger).

Upon delivery of a notice of a fundamental change, such as the Merger, holders of the 2025 Notes or 2027 Notes may surrender all or any portion of their notes for conversion at any time after the effective date of the Merger or such other transaction until the close of business on the business day preceding the related fundamental change repurchase date of such series of notes. In addition, if specific corporate events, including the Merger, occur prior to the applicable maturity date of the 2025 Notes or the 2027 Notes, we may be required to increase the conversion rate for holders who elect to convert their notes in connection with such corporate events.

On or after June 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2023 Notes were able to convert all or any portion of their 2023 Notes, in multiples of $1000 principal amount, regardless of the foregoing circumstances. On or after June 15, 2025 and December 15, 2026, for the 2025 Notes and 2027 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, holders of the relevant series of notes may convert all or any portion of their notes of such series, in multiples of $1,000 principal amount, regardless of the foregoing circumstances.

Upon conversion, we may satisfy our conversion obligation by paying and/or delivering cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the relevant indenture; provided, in the case of the 2026 Notes, the holder is to determine the settlement method related to any notes converted in connection with the exercise of our redemption option as mentioned below.

We may redeem for cash all or any portion of the 2027 Notes, at our option, on or after June 20, 2024, and may currently redeem for cash all or any portion of the 2025 Notes, if the last reported sale price of our common stock has been at least 130% of the conversion price for the relevant series of notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the relevant series of notes to be redeemed, plus accrued and unpaid interest to, but excluding, the relevant redemption date. Whether to exercise our redemption options under each respective indenture is solely within our control.

The 2026 Notes are convertible into shares of our common stock at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date. In addition, if specific corporate events, including the Merger, occur prior to the applicable maturity date of the 2026 Notes, we may be required to increase the conversion rate for holders who elect to convert their notes in connection with such corporate events. We may redeem for cash all or any portion of the 2026 Notes, at our option, on or after July 20, 2024 if the last reported sale price of our common stock has been 140% of the conversion price for the 2026 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes, plus accrued and unpaid interest to, but excluding, the redemption date. Whether to exercise our redemption option is solely within our control.

If a fundamental change, including the Merger, occurs prior to the applicable maturity date, holders of the 2025 Notes, 2026 Notes, or 2027 Notes, as applicable, will also have the right to require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of such Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date of such series of notes.

During the three months ended October 31, 2023, the conditions allowing holders of the 2025 Notes, 2026 Notes, and 2027 Notes to redeem were not met.

Capped Calls

In connection with the issuance of the 2023 Notes, the 2025 Notes, and the 2027 Notes, we entered into privately negotiated capped call transactions relating to each series of Notes (the “Capped Calls”). The Capped Calls are expected to reduce potential dilution to our common stock upon conversion of the applicable series of notes and/or offset any cash payments we may make in excess of the principal amount of converted notes of such series, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls are subject to adjustment upon the occurrence of certain specified extraordinary events affecting us, including the Merger and tender offers. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. As of September 15, 2023, the Capped Calls related to the 2023 Notes are no longer outstanding.

The following table sets forth other key terms and premiums paid for the Capped Calls related to the 2023 Notes, the 2025 Notes and the 2027 Notes:

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

(8)    Stock Compensation Plans and Stockholders’ Equity

Equity Incentive Plans

In 2012, our Board and stockholders approved the 2012 Equity Incentive Plan (as amended, the “2012 Plan”), which became effective in April 2012 and expired in March 2022 pursuant to its terms. The 2012 Plan provided for the grant of incentive stock options and for the grant of nonstatutory stock options (“options”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights, performance units (“PSUs”) and performance shares. We ceased making grants under the 2012 Plan when it expired in March 2022.

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

During the nine months ended October 31, 2023 and 2022, upon each settlement date of our outstanding RSUs and PSUs, we withheld shares to cover the required withholding tax based on the value of a share on the settlement date as determined by the closing price of our common stock on the applicable settlement date. If the settlement date did not fall on a trading day, the value of a share was based on the closing price of our common stock on the next trading day following the settlement date. The amount remitted to the tax authorities for the employees’ tax obligations is reflected as a financing activity on our condensed consolidated statements of cash flows. Shares withheld by us as a result of the net settlement of RSUs and PSUs issued under the 2022 Plan and the 2022 Inducement Plan will not become available for future grant or sale.

PSUs

The following table summarizes our PSU activity during the nine months ended October 31, 2023:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of January 31, 2023	386	$193.96
PSUs granted	438	$124.22
PSUs vested	(152)	$146.41
Outstanding as of October 31, 2023	672	$159.24

Compensation expense for PSUs with financial performance or market vesting conditions is measured using the fair value at the date of grant and recorded over the vesting period of three or four years under the graded-vesting attribution method.

Certain PSUs granted in fiscal 2024 are subject to a single market performance condition which allows employees to earn 0% to 200% of their target award over two- and three-year performance periods, with a cap of one-third of the target award eligible to be earned for the two-year performance period. The PSUs granted in fiscal 2023 and certain PSUs granted in fiscal 2024 are subject to a single market performance condition which allows employees to earn 0% to 200% of their target award over one-, two- and three-year performance periods, with a cap of one-third of the target award eligible to be earned for each of the one- and two-year performance periods. As of October 31, 2023, awards related to the one-year performance period for the PSUs granted in fiscal 2023 have been earned.

RSUs

The following table summarizes our RSU activity during the nine months ended October 31, 2023:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of January 31, 2023	11,627	$128.11
RSUs granted	4,202	$96.90
RSUs vested	(4,416)	$133.13
RSUs forfeited and canceled	(1,408)	$126.51
Outstanding as of October 31, 2023	10,005	$113.01

RSAs

The following table summarizes our RSA activity during the nine months ended October 31, 2023:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of January 31, 2023	289	$86.15
RSAs vested	(41)	$140.71
Outstanding as of October 31, 2023	248	$77.22

Stock Options

The following table summarizes our stock option activity during the nine months ended October 31, 2023:

	Shares (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of January 31, 2023	108	$10.27	5.3	$9,276
Options exercised	(37)	$11.05
Options forfeited and expired	(1)	$20.01
Outstanding as of October 31, 2023	70	$9.71	4.4	$9,641
Vested and expected to vest	70	$9.70	4.5	$9,615
Exercisable as of October 31, 2023	65	$9.51	4.5	$8,908
_________________________
(1)    The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of our common stock as of October 31, 2023.

The following table presents unrecognized compensation cost and the related weighted-average recognition period for RSUs, PSUs, RSAs, and stock options as of October 31, 2023:

	Unrecognized Compensation Cost (in thousands)	Weighted-Average Recognition Period (in years)
RSUs	$914,011	1.9
PSUs	52,421	1.5
RSAs	12,228	1.9
Stock options	508	1.1
Total unrecognized compensation cost	$979,168

(9)    Revenues, Accounts Receivable, Deferred Revenue and Remaining Performance Obligations

Disaggregation of Revenues

The following table presents disaggregated revenues by major product or service type:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2023	2022	2023	2022
Revenues
Cloud services	$469,445	$374,027	$1,334,043	$1,043,361
License	429,356	383,584	896,225	851,111
Maintenance and services	168,554	172,158	499,180	508,131
Total revenues	$1,067,355	$929,769	$2,729,448	$2,402,603

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by geographic region:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2023	2022	2023	2022
United States	$735,443	$684,647	$1,813,948	$1,685,392
International	331,912	245,122	915,500	717,211
Total revenues	$1,067,355	$929,769	$2,729,448	$2,402,603

The following table presents revenues as a percentage of consolidated total revenues from customers representing 10% or more of total revenues:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Channel Partner A	21%	23%	24%	25%
Channel Partner B	17%	20%	16%	17%

The revenues from these customers are comprised of a number of end user transactions.

Accounts Receivable

The following table presents total current and non-current accounts receivable by channel partners representing 10% or more of total current and non-current accounts receivable, net:

	October 31, 2023	January 31, 2023
Channel Partner A	23%	26%
Channel Partner B	11%	6%

Deferred Revenue

Revenues recognized from amounts included in deferred revenue as of January 31, 2023 and 2022 were $1.4 billion and $1.1 billion during the nine months ended October 31, 2023 and 2022, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced in future periods. Our remaining performance obligations were $3.1 billion as of October 31, 2023, of which we expect to recognize approximately 65% as revenue over the next 12 months, and we expect to recognize substantially all of the remainder over the next 13 to 36 months.

(10)    Income Taxes

We are subject to income taxes in the U.S. and in foreign jurisdictions. We base our interim tax provision on an estimated annual effective tax rate applied to year-to-date results, and we record discrete tax items in the period to which they relate. Each quarter, we update our estimated annual effective tax rate and record a year-to-date adjustment to our tax provision as necessary. For the three and nine months ended October 31, 2023, we determined that the annual effective tax rate method would not provide a reliable estimate for our U.S. jurisdiction because the rate is highly sensitive to minor changes in forecasted ordinary income or loss. As a result, we applied the actual effective tax rate to the results for our U.S. jurisdiction for the three and nine months ended October 31, 2023. For the three months ended October 31, 2023 and 2022, we recorded income tax expense of $6.5 million and $4.4 million, respectively. For the nine months ended October 31, 2023 and 2022, we recorded income tax expense of $17.8 million and $15.7 million, respectively. Our effective tax rate for the three and nine months ended October 31, 2023 differs from the U.S. statutory rate primarily due to the valuation allowance recorded on our U.S. losses.

During the three months ended October 31, 2023, there were no material changes to our unrecognized tax benefits, and we do not expect material changes in our unrecognized tax benefits within the next twelve months. Because of our history of tax losses, all years remain open to tax audit.

(11)    Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Diluted net income (loss) per share is computed by dividing net income (loss), adjusted for the interest expense related to dilutive convertible senior notes, by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of potentially dilutive securities, which are comprised of shares underlying the conversion options of our convertible senior notes and employee stock awards, including outstanding stock options, PSUs, RSUs, and ESPP obligations. The dilutive effect of outstanding employee stock awards and our convertible senior notes is reflected in diluted earnings per share by application of the treasury stock method and if-converted method, respectively.

The following table sets forth the computation of historical basic and diluted net income (loss) per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share amounts)	2023	2022	2023	2022
Net income (loss) per share, basic:
Numerator
Net income (loss)	$96,853	$(32,620)	$(162,815)	$(546,654)
Denominator
Weighted-average shares used to compute net income (loss) per share, basic	167,894	163,044	166,472	161,738
Net income (loss) per share, basic	$0.58	$(0.20)	$(0.98)	$(3.38)
Net income (loss) per share, diluted:
Numerator
Net income (loss)	$96,853	$(32,620)	$(162,815)	$(546,654)
Interest expense of convertible senior notes - 2023 Notes, 2025 Notes, and 2027 Notes	6,261	—	—	—
Diluted net income	$103,114	$(32,620)	$(162,815)	$(546,654)
Denominator
Weighted-average shares used to compute net income (loss) per share, basic	167,894	163,044	166,472	161,738
Weighted-average effect of potentially dilutive securities:
Convertible senior notes - 2023 Notes, 2025 Notes, and 2026 Notes	14,684	—	—	—
Employee stock awards	3,404	—	—	—
Weighted-average shares used to compute net income (loss) per share, diluted	185,982	163,044	166,472	161,738
Net income (loss) per share, diluted	$0.55	$(0.20)	$(0.98)	$(3.38)

As we were in a net loss position for the three months ended October 31, 2022, and the nine months ended October 31, 2023 and 2022, basic net loss per share is the same as diluted net loss per share for all such periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations in periods in which they would be anti-dilutive were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2023	2022	2023	2022
Convertible senior notes	4,954	22,258	17,020	22,258
Employee stock awards	1,148	14,214	13,495	14,214
Total	6,102	36,472	30,515	36,472

(12)    Restructuring

During the fiscal quarter ended April 30, 2023, we announced a restructuring plan (the “February 2023 Plan”). The February 2023 Plan resulted in a reduction of our global workforce that has been carried out in phases. The Company has incurred $27.6 million in charges in connection with the February 2023 Plan during the nine months ended October 31, 2023 related to estimated severance payments, retention payments, employee benefits and transition costs, and non-cash charges for share-based compensation.

(In thousands)	Workforce reduction
Charges	$27,642
Payments	(24,534)
Non-cash items	(2,510)
Liability as of October 31, 2023	$598

The liability as of October 31, 2023 for restructuring charges is included in “Accrued expenses and other liabilities” on our condensed consolidated balance sheets.

Restructuring charges related to the February 2023 Plan for the nine months ended October 31, 2023 are included in the condensed consolidated statements of operations, as follows:

(In thousands)
Cost of revenues	$1,238
Research and development	14,774
Sales and marketing	3,164
General and administrative	8,466
Total	$27,642

In October 2023, we initiated a second restructuring plan (the “October 2023 Plan”). The October 2023 Plan will result in a reduction of our global workforce. We expect substantially all of the actions associated with the October 2023 Plan to be completed, and substantially all of the associated charges and cash expenditures to be incurred by April 30, 2024, subject to local law and consultation requirements. As a result of the initiation of certain actions in October, we incurred total charges of $5.9 million in the three months ended October 31, 2023. We expect to incur total charges of approximately $42 million for the fiscal year ending January 31, 2024 related to estimated severance payments, employee benefits and transition costs, and non-cash charges for share-based compensation.

(In thousands)	Workforce reduction
Charges	$5,925
Payments	(248)
Non-cash items	(1,227)
Liability as of October 31, 2023	$4,450

The liability as of October 31, 2023 for restructuring charges is included in “Accrued expenses and other liabilities” on our condensed consolidated balance sheets.

Restructuring charges related to the October 2023 Plan for the nine months ended October 31, 2023 are included in the condensed consolidated statements of operations, as follows:

(In thousands)
Cost of revenues	$120
Research and development	3,691
Sales and marketing	378
General and administrative	1,736
Total	$5,925

(13)    Subsequent Event

In August 2023, we entered into an agreement to sublease certain space located in Plano, TX, which was subject to certain closing conditions. On November 13, 2023, the specified closing conditions were satisfied, and we expect to record an impairment charge of approximately $19 million during the three months ending January 31, 2024. As we will remain obligated under the head lease, the related lease liability will not be impacted by the sublease. As of October 31, 2023 we have not ceased use of the space.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included in Part II, Item 1A. or in other parts of this report and our other filings with the Securities and Exchange Commission. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “predict,” “intend,” “may,” “might,” “plan,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•our proposed acquisition by Cisco Systems, Inc. (“Cisco”) pursuant to Agreement and Plan of Merger, dated as of September 20, 2023 (the “Merger Agreement”), by and among Splunk, Cisco, and Spirit Merger Sub Inc., a wholly owned subsidiary of Cisco (“Merger Sub”) , including our expectations regarding the timing and completion the proposed acquisition as well as general business uncertainty relating to the proposed acquisition and the anticipated benefits of the acquisition;
•the outcome of any legal proceedings that have been or may be instituted against us related to the Merger Agreement, including related disclosures, or the transactions contemplated thereby;
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
•the impact of geopolitical events, including the war in Ukraine and war and instability in Israel, where we have operations;
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

Worldwide economic uncertainties and negative trends, including financial and credit market fluctuations, interest rate fluctuations, political unrest and social strife, and other impacts from the macroeconomic environment have, and could continue to, adversely affect our business operations or financial results. These macroeconomic conditions have caused and could continue to cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

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

Cisco Merger Agreement

On September 20, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Cisco Systems, Inc., a Delaware corporation (“Cisco” or “Parent”), and Spirit Merger Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The Company’s Board of Directors (the “Board”) has unanimously approved the Merger Agreement and, subject to certain exceptions set forth in the Merger Agreement, resolved to recommend that our stockholders adopt the Merger Agreement.

Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (subject to certain exceptions set forth in the Merger Agreement) will be canceled and converted into the right to receive $157.00 in cash, without interest thereon, subject to applicable withholding taxes.

The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions including as required by applicable law, pending consummation of the Merger, and subjects the Company to customary interim operating covenants that restrict us from taking certain specified actions without Cisco’s approval (such approval not to be unreasonably withheld, delayed or conditioned) until the Merger is completed or the Merger Agreement is terminated in accordance with its terms.

Either the Company or Parent may terminate the Merger Agreement in certain circumstances, including if (1) the Merger is not completed by March 20, 2025, subject to certain limitations, (2) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order prohibiting the Merger, (3) the Company’s stockholders fail to adopt the Merger Agreement, or (4) the other party materially breaches its representations, warranties or covenants in the Merger Agreement, subject in certain cases, to the right of the breaching party to cure the breach. Parent and the Company may also terminate the Merger Agreement by mutual written consent. Upon termination of the Merger Agreement, (A) Parent, under specified circumstances, including termination following an injunction arising in connection with certain antitrust laws, will be required to pay the Company a termination fee of $1,478,000,000; and (B) the Company, under specified circumstances, including termination of the Merger Agreement by the Company to accept and enter into a definitive agreement with respect to a superior proposal or by Parent upon the Board’s change of recommendation, will be required to pay Parent a termination fee of $1,000,000,000.

We are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, subject to customary exceptions.

The completion of the Merger is subject to customary closing conditions, including, among others, approval of the Merger under other applicable antitrust and foreign investment regimes and the adoption of the Merger Agreement by the Company’s stockholders. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the consummation of the Merger expired at 11:59 p.m., Eastern Time, on November 13, 2023.

During the three months ended October 31, 2023, other than Merger-related expenses incurred, the terms of the Merger Agreement did not materially affect the results reported in our unaudited interim condensed consolidated financial statements. Merger-related expenses in the three and nine months ended October 31, 2023 were approximately $22 million and are primarily included in “General and administrative expenses” on our condensed consolidated statement of operations.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on September 21, 2023 and is incorporated herein by reference.

Key Operating Metrics

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

Free Cash Flow and Adjusted Free Cash Flow

Net cash provided by operating activities was $587 million and $174 million during the nine months ended October 31, 2023 and 2022, respectively. Free cash flow is a non-GAAP measure and represents net cash provided by operating activities, less purchases of property and equipment and capitalized software development costs. Adjusted free cash flow is a non-GAAP measure that additionally excludes the impact of cash paid for costs incurred as a result of the Merger. We believe that presenting free cash flow and adjusted free cash flow provides investors useful information to better understand the factors and trends affecting the Company’s performance and liquidity. We use free cash flow and adjusted free cash flow to measure aspects of our financial strategy execution. Free cash flow and adjusted free cash flow should not be considered substitutes in measuring operating results or liquidity, and our presentation of free cash flow and adjusted free cash flow may not be comparable to similarly-titled measures used by other companies. The following presents our free cash flow and adjusted free cash flow (in millions):

Below is a calculation of adjusted free cash flow:

	Nine Months Ended October 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$587,016	$173,642
Less purchases of property and equipment	(9,186)	(9,229)
Less capitalized software development costs	(8,961)	(5,806)
Free cash flow	$568,869	$158,607
Plus cash paid for Merger-related expenses	19,924	—
Adjusted free cash flow	$588,793	$158,607

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

Remaining Performance Obligations (“RPO”) Bookings

Total RPO represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced. Total RPO is separately disclosed in Note 9 “Revenues, Accounts Receivable, Deferred Revenue and Remaining Performance Obligations” in our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

We calculate total RPO Bookings as total revenue plus or minus the change in total RPO. RPO Bookings is an indicator of overall bookings momentum. The following presents our total RPO Bookings (in millions):

Below is a calculation of total RPO Bookings:

	Nine Months Ended October 31,
(In thousands)	2023	2022
Total revenues	$2,729,448	$2,402,603
Change in total RPO	(31,015)	(17,771)
Total RPO Bookings	$2,698,433	$2,384,832

Financial Summary
(Dollars in millions)

Three Months Ended October 31, 2023 and 2022

Our customer base spans numerous industries, including cloud and online services, education, financial services, government, healthcare/pharmaceuticals, industrials/manufacturing, media/entertainment, retail/ecommerce, technology and telecommunications. As of October 31, 2023, our offerings have been deployed by over 90 of the Fortune 100 companies.

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

Because we have seen greater bookings and billings in the second half of our fiscal year, our cash collections have been greatest in the fourth and first fiscal quarters with seasonal weakness in other quarters.

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

•Maintenance revenues. When a term license is purchased, it is bundled with maintenance for the term of the license period. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance period. Maintenance revenues as a percentage of total revenues were 11% and 13% for the three months ended October 31, 2023 and 2022, respectively. Maintenance revenues as a percentage of total revenues were 13% and 14% for the nine months ended October 31, 2023 and 2022, respectively.

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

Operating Expenses

Our operating expenses are classified into three categories: research and development, sales and marketing, and general and administrative expenses. For research and development, sales and marketing, and general and administrative, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses, commissions as applicable, stock-based compensation and related expenses such as employer taxes. Operating expenses also include allocated overhead costs for depreciation of equipment, facilities and IT. Allocated costs for facilities include costs for compensation of our facilities personnel, leasehold improvements and rent. Our allocated costs for IT include costs for compensation of our IT personnel, costs associated with our IT infrastructure and software subscriptions. Operating expenses are generally recognized as incurred.

We are focused on managing the business with a balanced approach to long-term growth and profitability. We prioritize business investments, and we may take measures to control, and in some cases, reduce targeted sources of operating costs, including hiring in lower cost markets, and if needed, strategic actions such as the consolidation of our real estate footprint and workforce reduction actions. Certain strategic actions have been taken in the current year, including those described further in Note 4 “Leases” and Note 12 “Restructuring” in our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. These actions, in addition to the Merger, will generally result in increased operating expenses in the short-term due to the related severance payments and other termination benefits, facility exit costs, and Merger-related expenses.

We generally expect revenue growth to outpace expenses. Accordingly, we expect the year over year decline in operating expenses as a percentage of revenue to continue.

In connection with the Merger, we may, subject to prior consultation with Parent, take certain tax-planning actions to mitigate any adverse tax consequences under the “golden parachute” provisions of Sections 280G and 4999 of the Code that could arise in connection with the completion of the Merger. The tax-planning and mitigation actions may include accelerating payments that would have vested and otherwise become payable in calendar year 2024 or later in the ordinary course of business.

Research and development. Research and development expenses primarily consist of personnel and facility-related costs attributable to our research and development personnel. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our software and services. While we plan to continue to invest in research and development, we expect related expenses will decrease as a percentage of revenue as a result of measures to control operating costs such as workforce reduction actions initiated during the nine months ended October 31, 2023 and our expectation of increased hiring in lower cost markets.

Sales and marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales team, commissions earned by our sales personnel, marketing and business development personnel costs, and the cost of marketing and business development programs, including demand generating activities, customer events, and advertising programs to promote our brand and awareness. While we plan to continue to invest in our sales and marketing functions to support business growth, we expect that sales and marketing expenses will decrease as a percentage of revenue as a result of measures taken to control operating costs such as workforce reduction actions initiated during the nine months ended October 31, 2023.

General and administrative. General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, legal, human resources, and administrative personnel; our legal, accounting, and other professional services fees; and other corporate expenses. We expect that general and administrative expenses will decrease as a percentage of revenue as a result of measures taken to control operating costs such as workforce reduction actions initiated during the nine months ended October 31, 2023.

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

Condensed Consolidated Statements of Operations Data

(In thousands and as % of revenues)	Three Months Ended October 31,				Nine Months Ended October 31,
	2023		2022		2023		2022
Revenues
Cloud services	$469,445	44.0%	$374,027	40.2%	$1,334,043	48.9%	$1,043,361	43.4%
License	429,356	40.2	383,584	41.3	896,225	32.8	851,111	35.4
Maintenance and services	168,554	15.8	172,158	18.5	499,180	18.3	508,131	21.1
Total revenues	1,067,355	100.0	929,769	100.0	2,729,448	100.0	2,402,603	100.0
Cost of revenues
Cloud services (1)	136,294	29.0	119,558	32.0	400,588	30.0	361,939	34.7
License (1)	2,141	0.5	1,259	0.3	5,486	0.6	4,059	0.5
Maintenance and services (1)	71,538	42.4	80,948	47.0	223,037	44.7	244,714	48.2
Total cost of revenues	209,973	19.7	201,765	21.7	629,111	23.0	610,712	25.4
Gross profit	857,382	80.3	728,004	78.3	2,100,337	77.0	1,791,891	74.6
Operating expenses
Research and development	232,541	21.8	241,395	26.0	708,592	26.0	754,143	31.4
Sales and marketing	403,584	37.8	388,094	41.7	1,231,724	45.1	1,193,929	49.7
General and administrative	138,490	13.0	118,307	12.7	352,331	12.9	345,396	14.4
Total operating expenses	774,615	72.6	747,796	80.4	2,292,647	84.0	2,293,468	95.5
Operating income (loss)	82,767	7.8	(19,792)	(2.1)	(192,310)	(7.0)	(501,577)	(20.9)
Interest and other income (expense), net
Interest income	26,719	2.5	6,700	0.7	79,343	2.9	12,919	0.5
Interest expense	(10,544)	(1.0)	(11,228)	(1.2)	(32,645)	(1.2)	(34,796)	(1.4)
Other income (expense), net	4,434	0.4	(3,945)	(0.4)	600	—	(7,548)	(0.3)
Total interest and other income (expense), net	20,609	1.9	(8,473)	(0.9)	47,298	1.7	(29,425)	(1.2)
Income (loss) before income taxes	103,376	9.7	(28,265)	(3.0)	(145,012)	(5.3)	(531,002)	(22.1)
Income tax provision	6,523	0.6	4,355	0.5	17,803	0.7	15,652	0.7
Net income (loss)	$96,853	9.1%	$(32,620)	(3.5)%	$(162,815)	(6.0)%	$(546,654)	(22.8)%
_________________________
(1)    Calculated as a percentage of the associated revenues.

Comparison of the Three Months Ended October 31, 2023 and 2022

Revenues
(Dollars in millions)

Three Months Ended October 31, 2023 and 2022
Total revenues increased $137.6 million, or 14.8%, primarily due to the following:

+    increase of $95.4 million, or 25.5%, in cloud services revenues
+    increase of $45.8 million, or 11.9%, in license revenues

The increase in cloud services revenues reflects the continued customer adoption of our cloud services offerings. Our customers are increasingly purchasing our cloud services offerings as they deliver the benefits of our license offerings, while eliminating the need to purchase, deploy and manage infrastructure. The increase in license revenues is a result of increased license deliveries, in the three months ended October 31, 2023, as compared to the three months ended October 31, 2022.

Cost of Revenues and Gross Margin
(Dollars in millions)

Three Months Ended October 31, 2023 and 2022
Total cost of revenues increased $8.2 million, or 4.1%, primarily due to an increase in the costs to deliver our cloud services offerings, offset by a decrease in maintenance and services cost of revenue. Our cloud services gross margin improved as the growth in our cloud services revenue outpaced the growth in related costs as we further optimized our infrastructure spending. Maintenance and services cost of revenues decreased $9.4 million, or (11.6)%, primarily due to a decrease in expenses related to third-party consulting services.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Three Months Ended October 31, 2023 and 2022
Research and development expense decreased $8.9 million, or (3.7)%, primarily due to the following:

-    decrease of $8.5 million in third-party fees, including those for consulting and cloud services
+    increase of $3.7 million in severance costs, employee benefits and transition costs, and non-cash charges for share-based compensation primarily incurred in connection with the October 2023 restructuring plan. Refer to Note 12 “Restructuring” in our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for details.

Sales and Marketing Expense

Three Months Ended October 31, 2023 and 2022
Sales and marketing expense increased $15.5 million, or 4.0%, primarily due to the following:

+    increase of $29.2 million in salaries and benefits, including commissions and stock-based compensation, primarily due to an increase in headcount
-    decrease of $10.1 million in third-party fees, including those for consulting services

General and Administrative Expense

Three Months Ended October 31, 2023 and 2022
General and administrative expense increased $20.2 million, or 17.1%, primarily due to the following:

+    increase of $22.2 million in Merger-related expenses primarily related to financial advisory fees. There were no Merger-related expenses in the three months ended October 31, 2022.
+    increase of $11.8 million in facility exit costs related to the termination of our London, United Kingdom, lease. Refer to Note 4 “Leases” in our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for details.
-    decrease of $10.0 million due to an impairment charge recognized in the third quarter of fiscal 2023 related to one of our office space leases
-    decrease of $2.7 million in third-party fees, including those for consulting and professional services

Interest and Other Income (Expense), net

	Three Months Ended October 31,
(In thousands)	2023	2022
Interest and other income (expense), net
Interest income	$26,719	$6,700
Interest expense	(10,544)	(11,228)
Other income (expense), net	4,434	(3,945)
Total interest and other income (expense), net	$20,609	$(8,473)

Three Months Ended October 31, 2023 and 2022
Interest and other income (expense) increased $29.1 million, primarily driven by an increase in investments in interest-bearing securities.

Income Tax Provision

	Three Months Ended October 31,
(In thousands)	2023	2022
Income tax provision	$6,523	$4,355

Three Months Ended October 31, 2023 and 2022
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

Comparison of the Nine Months Ended October 31, 2023 and 2022

Revenues
(Dollars in millions)

Nine Months Ended October 31, 2023 and 2022
Total revenues increased $326.8 million, or 13.6%, primarily due an increase of $290.7 million, or 27.9%, in cloud services and $45.1 million, or 5.3%, in license revenues. The increase in cloud services revenues reflects the continued customer adoption of our cloud services offerings. Our customers are increasingly purchasing our cloud services offerings as they deliver the benefits of our license offerings, while eliminating the need to purchase, deploy and manage infrastructure. The increase in license revenues is a result of increased license deliveries, in the nine months ended October 31, 2023, as compared to the nine months ended October 31, 2022.

Cost of Revenues and Gross Margin
(Dollars in millions)

Nine Months Ended October 31, 2023 and 2022
Total cost of revenues increased $18.4 million, or 3.0%, primarily due to an increase in the costs to deliver our cloud services offerings, offset by a decrease in maintenance and services cost of revenue. Our cloud services gross margin improved as the growth in our cloud services revenue outpaced the growth in related costs as we further optimized our infrastructure spending. Maintenance and services cost of revenues decreased $21.7 million, or (8.9)%, primarily due to a decrease in expenses related to third-party consulting services.

Operating Expenses
(Dollars in millions)

Research and Development Expense

Nine Months Ended October 31, 2023 and 2022
Research and development expense decreased $45.6 million, or (6.0)%, primarily due to the following:

-    decrease of $31.0 million in third-party fees, including those for consulting and cloud services
-    decrease of $10.7 million in salaries and benefits, including stock-based compensation, primarily due to a reduction in force associated with the February 2023 Plan. Refer to Note 12 “Restructuring” in our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for details.
-    decrease of $7.6 million in office-related expenses
+    increase of $9.0 million in severance costs primarily incurred in connection with the February 2023 Plan. Refer to Note 12 “Restructuring” in our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for details.

Sales and Marketing Expense

Nine Months Ended October 31, 2023 and 2022
Sales and marketing expense increased $37.8 million, or 3.2%, primarily due to the following:

+    increase of $84.0 million in salaries and benefits, including commissions and stock-based compensation, primarily due to an increase in headcount
+    increase of $7.8 million in expenses related to certain in-person corporate events that were held virtually in fiscal 2023
-    decrease of $43.2 million in third-party fees, including those for consulting and marketing programs
-    decrease of $8.0 million in office-related expenses
-    decrease of $3.2 million in travel-related expenses
-    decrease of $2.5 million in amortization expense related to customer relationship acquisition-related intangible assets that became fully amortized in the nine months ended October 31, 2023

General and Administrative Expense

Nine Months Ended October 31, 2023 and 2022
General and administrative expense increased $6.9 million, or 2.0%, primarily due to the following:

+    increase of $22.2 million in Merger-related expenses primarily related to financial advisory fees. There were no Merger-related expenses in the nine months ended October 31, 2022.
+    increase of $11.8 million in expenses related to the termination of our London, United Kingdom, lease. Refer to Note 4 “Leases” in our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for details.
+    increase of $6.3 million in salaries and benefits primarily due to an increase in headcount
+    increase of $1.7 million in severance costs incurred in connection with the October 2023 Plan. Refer to Note 12 “Restructuring” in our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for details.
-    decrease of $11.0 million in stock-based compensation
-    decrease of $10.0 million due to an impairment charge recognized in the third quarter of fiscal 2023 related to one of our office space leases
-    decrease of $9.8 million in third-party fees, including those for consulting and professional services

Interest and Other Income (Expense), net

	Nine Months Ended October 31,
(In thousands)	2023	2022
Interest and other income (expense), net
Interest income	$79,343	$12,919
Interest expense	(32,645)	(34,796)
Other income (expense), net	600	(7,548)
Total interest and other income (expense), net	$47,298	$(29,425)

Nine Months Ended October 31, 2023 and 2022
Interest and other income (expense) increased $76.7 million, primarily driven by an increase in investments in interest-bearing securities.

Income Tax Provision

	Nine Months Ended October 31,
(In thousands)	2023	2022
Income tax provision	$17,803	$15,652

Nine Months Ended October 31, 2023 and 2022
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

Liquidity and Capital Resources

(In thousands)	October 31, 2023	January 31, 2023
Cash and cash equivalents	$927,962	$690,587
Investments, current	761,746	1,316,347

(In millions)

Our principal sources of liquidity are our cash and cash equivalents, investments and net accounts receivable. From time to time, we have also issued convertible debt to supplement our working capital. As of October 31, 2023, we had $1.7 billion of cash, cash equivalents and investments, of which $309.8 million was held by foreign subsidiaries. We believe that these funds will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

In July 2021, we issued $1.0 billion aggregate principal amount of the 2026 Notes with Silver Lake Alpine, L.P., Silver Lake Alpine (Offshore Master), L.P. and Silver Lake Partners VI, L.P. as the purchasers. The 2026 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2026 Notes were $981.7 million, net of issuance costs. In June 2020, we issued $1.27 billion aggregate principal amount of the 2027 Notes, including the exercise in full by the initial purchasers of the 2027 Notes of their option to purchase an additional $165.0 million principal amount of 2027 Notes. The 2027 Notes are general senior, unsecured obligations of Splunk. The total proceeds from the issuance of the 2027 Notes was $1.25 billion, net of initial purchaser discounts and other issuance costs. In connection with the issuance of the 2027 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2027 Capped Calls”). We used approximately $137.4 million of the net proceeds from the offering of the 2027 Notes to pay the cost of the 2027 Capped Calls and $691.6 million to repurchase, for cash, approximately $488.3 million aggregate principal amount of our outstanding 2023 Notes, the remaining balance of which was paid in September 2023 using our cash and cash equivalents. In September 2018, we issued $862.5 million aggregate principal amount of the 2025 Notes. In connection with the issuance of the 2023 Notes and 2025 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2023 and 2025 Capped Calls”). The premiums paid for the purchase of the 2023 and 2025 Capped Calls were $274.3 million. As of September 15, 2023, the Capped Calls related to the 2023 Notes are no longer outstanding. Refer to Note 7 “Convertible Senior Notes” in our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Nine Months Ended October 31, 2023 and 2022
Net cash provided by operating activities was $587.0 million for the nine months ended October 31, 2023 compared to net cash provided by operating activities of $173.6 million in the prior year. The increase in net cash provided by operating activities was primarily due to improved operating results, offset by cash paid for Merger-related expenses.

Investing Activities

Nine Months Ended October 31, 2023 and 2022
Net cash provided by investing activities of $543.3 million during the nine months ended October 31, 2023 primarily consisted of maturities of marketable securities of $564.8 million, net of purchases, offset by purchases of property and equipment of $9.2 million, cash used for the development of internal-use software of $9.0 million, and purchases of strategic investments of $3.3 million.

Net cash used in investing activities of $655.9 million during the nine months ended October 31, 2022 primarily consisted of marketable securities purchases of $636.0 million, net of maturities, purchases of property and equipment of $9.2 million, purchases of strategic investments of $6.4 million, and cash used for the development of internal-use software of $5.8 million.

Financing Activities

Nine Months Ended October 31, 2023 and 2022
Net cash used in financing activities of $892.9 million during the nine months ended October 31, 2023 primarily consisted of our repayment of the $776.7 million principal balance of the 2023 Notes upon maturity, taxes paid related to the net share settlement of equity awards of $167.9 million, offset by proceeds from employee stock purchase plan of $51.2 million.

Net cash used in financing activities of $113.5 million during the nine months ended October 31, 2022 primarily consisted of taxes paid related to the net share settlement of equity awards of $163.5 million, offset by proceeds from employee stock purchase plan of $48.6 million.

Contractual Obligations

Operating Lease Commitments and Contractual Obligations

Our principal commitments consist of obligations under leases for office space and long-term purchase agreements, including hosting services arrangements with cloud service providers. In addition, we have issued convertible debt securities. There have been no significant changes to our lease obligations, legal contingencies, contingent fee arrangements, or convertible debt securities discussed in our Annual Report on Form 10-K for the year ended January 31, 2023 except for any disclosed in Note 3 “Commitments and Contingencies,” Note 4 “Leases,” and Note 7 “Convertible Senior Notes” of our accompanying Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” of this Quarterly Report on Form 10-Q. As of October 31, 2023, our other contractual commitments associated with long-term purchase agreements that are enforceable and legally binding and that specify all significant terms were payments of $0.2 billion due in the next 12 months and $1.3 billion due thereafter. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

Off-Balance Sheet Arrangements

During the nine months ended October 31, 2023 and 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in Part II, Item 1A titled “Risk Factors.” These risks include, but are not limited to, the following:

Factors Related to the Merger
•we are subject to interim covenants under the Merger Agreement;
•pendency of the Merger Agreement may result in disruptions to our business;
•our possible failure to complete the Merger; and
•litigation related to the Merger may harm our business.

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

Factors Related to the Merger

While the Merger Agreement is in effect, we are subject to certain interim covenants that could harm our business relationships, financial condition, operating results, cash flows and business.

On September 20, 2023, we entered into the Merger Agreement with Cisco and Merger Sub, a wholly owned subsidiary of Cisco, pursuant to which Cisco agreed to acquire the Company in an all-cash transaction for $157.00 per share of our issued and outstanding common stock.

The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us from taking certain specified actions without Cisco’s approval (such approval not to be unreasonably withheld, delayed or conditioned) until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

The announcement and pendency of the Merger may result in disruptions to our business, and the Merger could divert management's attention, disrupt our relationships with third parties and employees, and result in negative publicity, customer concerns or legal proceedings, any of which could negatively impact our operating results and ongoing business.

In connection with the pending Merger, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel and other employees while the Merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger, exacerbated by recent reductions in workforce under the Plans (defined below), and may depart prior to the consummation of the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.

The proposed Merger could cause disruptions to our business or business relationships with our existing and potential customers, suppliers, vendors, landlords, and other business partners, and this could have an adverse impact on our results of operations. Customers and other parties with which we have business relationships may experience concerns, uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes to or alter their present business relationships with us, which could adversely affect our financial results. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the Merger may place a significant burden on management and internal resources, which may have a negative impact on our ongoing business. It may also divert management’s time and attention from the day-to-day operation of our remaining businesses and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the pending Merger is consummated.

Any of the foregoing, individually or in combination, could materially and adversely affect our business, our financial condition and our results of operations and prospects.

The Merger may not be completed within the expected timeframe, or at all, for a variety of reasons, including the possibility that the Merger Agreement is terminated prior to the consummation of the Merger, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our common stock.

There can be no assurance that the Merger will be completed in the expected timeframe, or at all. The Merger Agreement contains a number of customary closing conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, (1) the approval and adoption of the Merger Agreement by our stockholders, (2) the absence of any court order or law prohibiting (or seeking to prohibit) the consummation of the Merger, (3) specified approvals under certain antitrust and foreign investment laws, subject to certain limitations, (4) compliance by us and Cisco in all material respects with our respective obligations under the Merger Agreement, and (5) subject to specified exceptions and qualifications for materiality, the accuracy of representations and warranties made by us and Cisco, respectively, as of the signing date and the closing date. The waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) (the “HSR Act”) expired at 11:59 Eastern Time on November 13, 2023 and the Merger remains subject to approval of the Merger under other applicable antitrust and foreign investment regimes. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the terms reflected in the Merger Agreement, within the expected timeframe, or at all.

There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Merger will be completed in a timely manner or at all. Many of the conditions to completion of the Merger are not within our or Cisco’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Even if regulatory approvals are obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Merger or otherwise have an adverse effect on us.

The Merger Agreement contains customary mutual termination rights for us and Cisco, which could prevent the consummation of the Merger, including a right for either party to terminate the Merger Agreement in certain cases if the Merger is not completed by March 20, 2025.

The Merger Agreement also contains customary termination rights for the benefit of each party, including if the other party breaches its representations, warranties, or covenants under the Merger Agreement in a way that would result in a failure of the other party’s condition to closing being satisfied (subject to certain procedures and cure periods). Additionally, the Merger Agreement provides termination rights, if certain conditions are met, including (1) for Cisco, if our Board of Directors changes its recommendation in favor of the Merger, and (2) for us, if our Board of Directors authorizes entry into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement), in each case prior to us receiving stockholder approval of the Merger.

If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks, including:

•our stock price may decline to the extent that our current stock price reflects a market assumption that the Merger will be completed;

•if the Merger Agreement is terminated under certain specified circumstances, we or Cisco will be required to pay a termination fee, including that we will be required to pay Cisco a termination fee of $1.0 billion under specified circumstances, and Cisco will be required to pay us a reverse termination fee of $1.478 billion under specified circumstances;

•some costs related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the diversion of management and resources towards the Merger, for which we will have received little or no benefit if completion of the Merger does not occur; and

•we may experience negative publicity and/or reactions from our investors, customers, partners, suppliers, vendors, landlords, other business partners and employees.

We will incur and have incurred additional costs in connection with the defense or settlement of stockholder litigation in connection with the pending Merger. Such litigation may adversely affect our ability to complete the pending Merger. We could incur significant costs in connection with such litigation, including costs associated with the indemnification obligations to our directors and officers. Such litigation may be distracting to management and may require us to incur additional, significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective. See Note 3 “Commitments and Contingencies ─ Legal Proceedings” in our accompanying Notes to Consolidated Financial Statements for a description of complaints filed with respect to the pending Merger.

Litigation has arisen and additional litigation may arise in connection with the Merger, which could be costly, prevent or delay consummation of the Merger, divert management’s attention and otherwise materially harm our business.

As of the date of this Quarterly Report on Form 10-Q, we have received fifteen demand letters on behalf of purported stockholders challenging certain disclosures in the preliminary and definitive proxy statements on Schedule 14A filed by us with the SEC.

Following the announcement of the Merger, on November 3, 2023 one complaint was filed in the United States District Court for the Northern District of California and on November 9, 2023, two complaints were filed in the United States District Court for the District of Delaware by purported stockholders against the Company and its directors. The complaints assert violations of Section 14(a) and Section 20(a) of the Exchange Act and allege that the proxy statement filed in connection with the proposed transaction between Splunk and Cisco omitted certain purportedly material information regarding, among other things, the background of the Merger, the Company’s financial projections and Qatalyst Partners’ and Morgan Stanley’s financial analyses. The complaints seek, among other things, (i) injunctive relief preventing the consummation of the transaction contemplated by the Merger Agreement; (ii) rescission or rescissory damages in the event the transaction contemplated by the Merger Agreement is implemented; (iii) dissemination of a Solicitation/Recommendation Statement that does not omit material information or contain any misleading disclosures; (iv) an award of damages that plaintiff suffered as a result of the defendant’s purported wrongdoings; and (v) an award of plaintiff’s expenses, including attorneys’ and experts’ fees.

In addition, on November 3, 2023, a purported stockholder of Splunk filed a lawsuit in the Superior Court of the State of California in and for the County of Sonoma. The complaint asserts violations of Section 25401 of the California Corporations Code and California common law because the proxy statement purportedly omits material information or contains misleading disclosures regarding, among other things, the background of the Merger, the Company’s financial projections and Qatalyst Partners’ and Morgan Stanley’s financial analyses. The complaint seeks, among other things, (i) injunctive relief preventing the consummation of the Merger, (ii) a declaration that Splunk, its directors and Cisco have violated California Corporations Code Section 25401, (iii) dissemination of corrective and complete disclosures and (iv) attorney’s fees. The plaintiff dismissed this lawsuit with prejudice on November 22, 2023.

Regardless of the outcome of any current or future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, results of operations, prospects, cash flows, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our business partners, or otherwise materially harm our operations and financial performance.

Factors Related to Our Business and Results of Operations

Our business model may not be successful and may not accomplish our business and financial objectives, which could negatively impact our operating results.

Historically we generated a majority of our revenues from sales of licenses, whereby we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. As customers have increasingly adopted our cloud services offerings, the proportion of revenue from our delivery of cloud services has grown. This shift in our revenue mix has impacted, and it will continue to impact, our revenue and operating margins as a higher percentage of our sales is now recognized ratably from sales of our cloud services offerings. The degree to which cloud services become our predominant delivery model depends on customer choice. The pace of the shift may also fluctuate and the mix of cloud services and license revenue may continue to vary from quarter to quarter. Because the shift to cloud involves a greater capital commitment from customers, the pace of the shift to cloud may be impacted by factors outside of our control such as uncertainty in the economy and slowdown in technology spending or an otherwise cautious spending environment. Therefore, our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited. Whether our business model of delivering our portfolio of offerings as a mix of cloud services offerings and license offerings will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: fluctuations or changes in customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, tax and accounting implications, pricing, and our costs. In addition, the metrics we use to measure the success of our business model, and evaluate and describe our business, will continue to evolve as our business model evolves as significant trends emerge. If our business model is not successful, our business and future operating results could be adversely affected.

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

•general economic and political conditions and uncertainty, both domestically and internationally, as well as economic and political conditions and uncertainty specifically affecting industries in which our customers participate, including the current uncertain macroeconomic environment, including financial and credit market fluctuations, uncertainty in the banking sector, rising interest rates, political unrest and social strife, natural disasters, diseases and pandemics such as COVID-19 pandemic on our economy, geopolitical tensions, including the war in Ukraine and war and instability in Israel, where we have operations, and uncertain or destabilizing national election results in the United States and other jurisdictions in which we operate, which can adversely affect our customers’ ability or willingness to renew, upgrade, or expand their agreements, or delay prospective customers’ purchasing decisions, or reduce the value or duration of new contracts;

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

We have experienced and expect to continue to experience growth in our headcount and operations, which has placed and will continue to place demands on our management and our operational and financial systems and infrastructure. As we continue to grow, we must effectively integrate, develop and motivate new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture and values, the challenges of which may be exacerbated due to remote working conditions and pendency of the Merger. In particular, we intend to continue to make direct investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations. In addition, while we endeavor to grow profitably, investments we make in the growth of our business are generally for the long-term, and may increase our expenses and adversely impact our profitability in the near term.

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

In February 2023 and November 2023, we announced restructuring plans (the “Plans”) involving approximately 4 percent and 7 percent of our global workforce, respectively, mostly in North America. While the Plans and other proactive organizational and strategic changes that include optimizing the company’s processes, cost structure and how the company operates globally were designed to ensure the company continues to balance growth with profitability, we may encounter challenges in the execution of these efforts that could prevent us from recognizing the intended benefits of such efforts or otherwise adversely affect our business, results of operations and financial condition.

As a result of the Plans, we have incurred and may continue to incur some additional costs in the near term, including cash expenditures related to severance payments, certain retention payments, employee benefits and employee transition costs, as well as non-cash charges for share-based compensation expense. The Plans may result in other unintended consequences, including employee attrition beyond our intended reduction in force, damage to our corporate culture and decreased employee morale among our remaining employees, diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future), loss of institutional knowledge and expertise of departing employees, and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we experience any of these adverse consequences, the Plan and other strategic initiatives may not achieve or sustain their intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $3.95 billion at October 31, 2023. Because our products and offerings, as well as the market for these products and offerings, continue to evolve, it is difficult for us to predict our future operating results. Our operating expenses may increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, improve the performance and scalability of our technology architecture, and continue to develop features and functionality for our offerings. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other operating expenses. If our revenues do not increase to offset increases in our operating expenses, we may not be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow, or our revenues could decline for a number of reasons, including downturns in the global and U.S. economy, slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, changes in our mix of revenues, or our failure, for any reason, to continue to capitalize on growth opportunities. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

We depend on the continued contributions of our leadership, senior management and other key personnel, the loss of whom could adversely affect our business. Over the past 24 months, our management team has undergone significant change. Changes in our executive management team or key personnel could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. Changes to our executive management team or key personnel increase our dependency on other team members who remain with us. If we lose the services of any member of the executive management team or any key personnel, we may not be able to locate a suitable or qualified replacement, and we may incur additional expenses to recruit and train a replacement, which could severely disrupt our business and growth and could be particularly disruptive in light of the recent leadership transitions. There is intense competition for executive management and it may take an extended period of time to find a candidate that meets our requirements if any of our executives depart unexpectedly. We do not maintain a key-person life insurance policy on any of our officers or other employees.

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance and other personnel, particularly in our sales and marketing, research and development, general and administrative, and professional service departments. We have faced, and may continue to face, higher employee turnover rates. Further, inflationary pressures, or stress over economic, geopolitical, or pandemic-related events, may result in employee attrition. We face intense competition for qualified individuals from numerous software and other technology companies. We may incur significant costs to attract and retain these qualified individuals, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. Further, our current and future office environments or flexible work practices may not meet the expectations of our employees or prospective employees. If we are unable to retain and motivate our existing employees and attract qualified employees who are capable of meeting our growing technical, operational and managerial requirements, which may be exacerbated by the Plan and any similar future actions, we may be unable to manage our business effectively, which could adversely affect our business, results of operations and financial condition.

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

Our business is subject to fluctuations in the worldwide economy, including financial and credit market fluctuations, changes in economic policy, increased inflation and responsive actions, including rising interest rates, labor shortages, supply chain disruptions, trade uncertainty, changes in tariffs, sanctions, international treaties, other trade restrictions, natural disasters, outbreaks of pandemic diseases, political unrest and social strife, acts of terrorism, armed conflicts, such as war in Ukraine and war and instability in Israel, geopolitical tensions in Taiwan and other global conflicts, instability in the banking sector or other impacts from the macroeconomic environment. The U.S. and worldwide economy is undergoing a period of volatility and uncertainty, which has impacted our business, markets, customers and industry. These macroeconomic conditions have caused and may continue to cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business. For example, increased inflation and related government responses increasing interest rates, the collapse of several financial institutions, and instability in the global financial markets, may cause difficulties for our customers, resulting in reduced spending by them on our offerings. Continued or prolonged worldwide economic uncertainties or downturns could adversely affect our business operations or financial results.

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

We employ multiple and evolving pricing models for our offerings. For example, we generally charge our customers for their use of Splunk Enterprise based on either the estimated daily data indexing capacity or a metric related to compute power consumed to support our customers’ workload. We are seeing an increasing share of our business being based on workload pricing. In addition, Splunk Cloud Platform is generally priced based on either the volume of data indexed per day including a fixed amount of data storage, or purchased infrastructure, data storage and bandwidth our customers require to support the underlying workload. Splunk SOAR and Splunk On-Call are priced by the number of seats, with Splunk SOAR (on prem) alternatively having a metric based on events sent to the software. Further, certain observability offerings are priced based on the number of hosts. Depending on the mix of licenses and cloud subscriptions, our revenues or deferred revenues could be adversely affected. Our pricing models or increased customer data volumes or computer usage may ultimately result in a higher total cost to our customers generally over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or cloud subscriptions, or lower their costs, making it more difficult for us to compete or negatively impacting our financial results. As the amount of data and analytic needs within our customers’ organizations grow, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenues and operating margins. In addition, our pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins. We have introduced and expect to continue to introduce variations to our pricing models, including but not limited to, predictive pricing programs, workload-based pricing, entity-based pricing, “rapid adoption” packages and other pricing programs that are designed to provide broader usage and cost predictability as well as tiered pricing based on deployment models, data source types, compute and storage units and customer environments. Any change in pricing models bears inherent risks as it may provide customers a choice to go for the lower-cost option, therefore putting renewal and customer lifetime value at risk. Although we believe that these pricing models and variations to these models will drive net new customers and increase customer adoption, it is possible that they will not and may potentially cause customers to decline to purchase or renew licenses or cloud subscriptions, or confuse customers and reduce their lifetime value, which could negatively impact our revenue, business and financial results.

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

During the three months ended October 31, 2023, we derived approximately 31% of our total revenues from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. We expect to continue to hire employees outside of the United States to reach new customers and gain access to additional technical talent. We currently have sales personnel and sales and support operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Additionally, our sales organization outside the United States is substantially smaller than our sales organization in the United States, and we rely heavily on our indirect sales channel for non-U.S. sales. Our ability to convince customers to expand their use of our offerings or renew their agreements with us is directly correlated to our direct engagement with the customer. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force, professional services and support capacity or our indirect sales model, we may be unable to grow sales to new or existing customers to the same degree we have experienced in the United States.

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

Geopolitical events may impact our operations and financial results. For example, the impact of the United Kingdom exiting the European Union (the “EU”) (often referred to as “Brexit”) on EU-UK political, trade, economic and diplomatic relations continues to be uncertain and such impact may not be fully realized for several years or more. Continued uncertainty and friction may result in regulatory, operational, and cost challenges to our United Kingdom and international operations. In addition, war and instability in areas such as Israel, where we have operations, and Ukraine could negatively impact business conditions in those areas and in other areas in which we do business which could adversely affect our business operations and financial results.

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

Our offerings involve the processing, storage and transmission of data, and security breaches and incidents could result in unauthorized access to, or the loss, destruction, misuse, disclosure, modification, corruption, or unavailability of, this data, which may result in litigation, indemnity obligations, fines, penalties and other liability. In addition, vulnerabilities in our offerings, including any systems, software, equipment, networking configurations or other aspects of their environments or deployments, may make them vulnerable to security breaches or attacks if operating controls fail or source code is accessed or exploited. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or our customers’ data or to disrupt our ability to provide services. There is also a danger of industrial espionage, misuse, fraud, theft of information or assets (including source code), or damage to assets by people who have gained access (authorized or unauthorized) to our facilities, systems or information. Because there are many different techniques used to obtain unauthorized access to systems and data, and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and incidents and proactively implement adequate preventative measures. Additionally, with many of our employees continuing to work remotely, we face an increased risk of attempted security breaches and incidents. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud services offerings, our security measures or those of our third-party service providers could be breached or otherwise fail to prevent unauthorized access to or disclosure, modification, misuse, loss or destruction of such information. Computer malware, ransomware, cyber viruses, social engineering (phishing, smishing and vishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. The frequency and sophistication of these malicious attacks has increased, and it appears that cyber crimes and cyber criminal networks, some of which may be state-supported, have been provided substantial resources and may target U.S. enterprises or our customers and their use of our products. Furthermore, the risk of state-supported and geopolitical-related cyber attacks may increase in connection with ongoing global geopolitical tensions, such as the war in Ukraine and any related political or economic responses and counter-responses. In the past, we have had to take corrective action against cyber attackers to protect our cloud environment. In addition, we do not directly control content that customers store in our offerings. If customers use our offerings for the transmission or storage of personal information or other sensitive types of information and our security measures are, or are believed to have been breached or otherwise to have failed as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential or proprietary information. We make use of third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, communication with and content delivery to customers and prospects, back-office support, credit card processing, human resources services, customer relationship management, enterprise risk planning and other functions. Although we have developed systems and processes that are designed to protect our business and proprietary information and prevent data loss and other security breaches and incidents, and to reduce the impact of a security breach or incident at a third-party vendor, such measures cannot provide absolute security. We may expend significant resources, adapt our business activities and practices, or modify our operations or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate vulnerabilities. There can be no assurance that any security measures that we or our third-party service providers, including CSPs, have implemented will be effective against current or future security threats, and we cannot guarantee that our software, systems and networks or those of our third-party service providers, including CSPs, have not been breached or otherwise compromised, or that they do not contain vulnerabilities or compromised trusted code that could be exploited and result in a breach of or disruption to our software, systems and networks or the software, systems and networks of third parties that support us and our services. Our ability to mitigate these risks may also be impacted by the acquisition of new companies, requiring us to incorporate and secure different or more complex IT environments. While we maintain measures designed to protect the integrity, confidentiality and security of our data and other data we maintain or otherwise process, and enable the secure development of our software, our security measures or those of our third-party service providers could fail and result in a compromise of our applications or unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of such data. Additionally, complex software such as ours may contain defects or vulnerabilities that, despite testing by us, are difficult to detect and correct. To the extent that we do not effectively address vulnerabilities, timely upgrade or patch systems or fix security defects as needed, including by providing adequate funding and prioritizing strategic initiatives, we face greater risk that an unauthorized party will obtain access to, or disrupt, our systems or networks or obtain access to data or content that we or third parties on which we rely store or otherwise process.

Any security breach or other security incident impacting us or any of our third-party service providers, or the perception that one has occurred, could result in a loss of customer confidence in the security of our offerings and damage to our brand, reputation, and market position, and loss of sales and customers. Furthermore, such could result in unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of our data or our customers’ data, reduce the demand for and negatively impact market acceptance of our offerings, disrupt normal business operations, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal claims and liabilities, including litigation, regulatory investigations and enforcement actions, and indemnity obligations, and adversely affect our revenues and operating results. These risks may increase as we continue to grow the number and scale of our cloud services offerings, and process, store, and transmit increasing amounts of data. Additionally, we may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to eliminate or otherwise address vulnerabilities, and we and our third-party service providers may face difficulties or delays in identifying or otherwise responding to any potential security breach or incident and otherwise providing services.

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

We cannot be certain that our insurance coverage will be adequate for data security liabilities incurred and, that it will cover any indemnification claims against us relating to any incident, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

Data privacy and security have become significant issues in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements, industry standards, or our internal practices. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain types of information. For example, on January 1, 2020, the California Consumer Privacy Act (“CCPA”) went into effect. The CCPA requires covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (“CPRA”), which modifies the CCPA, was approved by California voters in the November 3, 2020 election, creating obligations relating to consumer data beginning on January 1, 2022, and which became fully effective as of January 1, 2023. Other states have proposed, and in certain cases enacted, similar state laws. For example, Virginia, Colorado, and Connecticut all have enacted general privacy legislation that has become effective in 2023; Utah has enacted similar legislation that becomes effective December 31, 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that becomes effective in 2024; Delaware, Iowa and Tennessee have enacted similar legislation that becomes effective in 2025; and Indiana has enacted similar legislation that becomes effective in 2026. The U.S. federal government also is contemplating federal privacy legislation. The effects of recently proposed or enacted legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy or data protection legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, other processing, and security of data that identifies or may be used to identify or locate an individual. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the EU General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and, in addition to imposing stringent obligations relating to data protection and security, authorizes fines up to 4% of global annual revenue for some violations. We relied in part upon the EU-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the European Commission and the Swiss-U.S. Privacy Shield Framework developed by the U.S. Department of Commerce and the Swiss Administration to provide U.S. companies with a valid data transfer mechanism under EU and Swiss law to permit them to transfer personal data from the European Economic Area (“EEA”) and Switzerland to the United States. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield, concluding it did not provide adequate protection for personal data transferred to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-US Privacy Shield on similar grounds. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on standard contractual clauses approved by the European Commission (“EU SCCs”) to transfer personal data. The CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. On June 4, 2021, the European Commission published new EU SCCs that are required to be implemented. The United Kingdom published new standard contractual clauses for use when transferring personal data outside of the United Kingdom (“UK SCCs”) that also are required to be implemented. The revised EU SCCs and UK SCCs, recommendations and opinions of regulators, customer demand, and other developments relating to cross-border data transfer, may require us to implement additional contractual, technical and operational safeguards for any personal data transferred out of the EEA, Switzerland, and the United Kingdom, or necessitate the provision of services entirely performed in the EEA, Switzerland, and United Kingdom (as well as other geographies internationally), and shielded from governmental access by the United States. These efforts may increase compliance and related costs, create duplication and inefficiencies in our ability to provide services globally, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, financial condition and operating results. Due to the pace of the regulatory framework's evolution in the U.S. and internationally, we may not be able to make the needed changes in a timely manner or at all, and we may be precluded from pursuing opportunities in jurisdictions where we cannot meet the regulatory requirements. This may adversely impact our financial condition and operating results. On March 25, 2022, the United States and EU announced an “agreement in principle” to replace the EU-U.S. Privacy Shield transfer framework with the Trans-Atlantic Data Privacy Framework (“EU-U.S. DPF”). On July 10, 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. DPF, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. Additionally, on September 21, 2023, a UK Extension to the EU-U.S. DPF, which would allow participating entities to legitimize UK-U.S. personal data transfers (the “UK Extension”), was finalized. We have self-certified under the EU-U.S. DPF and UK Extension. The EU-U.S. DPF and UK Extension may be subject to legal challenges from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission.

On November 9, 2023, the European Parliament adopted the EU Data Act, which imposes obligations related to access, sharing, portability, and international transfer of non-personal data. The European Council must now approve, and the Data Act will apply 20 to 32 months after approval. We may incur additional costs to comply with the requirements of the Data Act.

The United Kingdom enacted a Data Protection Act in May 2018 that substantially implemented the GDPR, and has implemented legislation referred to as the “UK GDPR” that generally provides for implementation of the GDPR in the United Kingdom and provides for a similar penalty structure. On June 28, 2021, the European Commission announced a decision that the United Kingdom is an “adequate country” to which personal data could be exported from the EEA, but this decision must be renewed and may face challenges in the future, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. Additionally, we cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term or the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated in the future. The United Kingdom government proposed significant changes to its data protection regime in legislation introduced in March 2023, superseding a proposal that was published in July 2022. We are monitoring these developments. Our EMEA headquarters is in London, causing these areas of uncertainty with respect to United Kingdom data protection law and cross-border personal data transfers to be particularly significant to our operations. Some countries also are considering or have enacted legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services outside of the United States.

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

We use machine learning and artificial intelligence (AI) technologies in our offerings and business, and we are making investments in expanding our artificial intelligence capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies, including, for example, generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny (such as the recent White House executive order on the development and use of AI, the proposed EU AI Act, and other proposed state and federal regulations), litigation, confidentiality or security risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation, or financial results. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation.

Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses if we use generative AI in our product offerings. AI technologies incorporated into our product offerings may use algorithms, datasets, or training methodologies that may be flawed or contain deficiencies that may be difficult to detect during testing. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate, flawed or biased. Our customers or others may rely on or use such content to their detriment, or it may lead to discriminatory or other adverse outcomes, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. The use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability.

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

Our cloud services offerings are hosted exclusively by our CSPs. We do not have control over the operations or the facilities of CSPs that we use, and any changes in a CSP’s service levels, which may be less than 100%, may adversely affect our ability to meet the commitments we make to our customers and their requirements. We currently offer a 100% uptime service level agreement (“SLA”) for Splunk Cloud Platform. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as the usage of our offerings increases. If any of the services provided by the CSPs fail or become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, or if we are unable to deliver 100% uptime under our SLAs, our revenues could be reduced, our reputation could be damaged, we could be exposed to legal liability, expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our offerings and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business, financial results and the usage of our offerings. If we are unable to renew our agreements with our CSPs on commercially reasonable terms, or our agreements are prematurely terminated, or we need to add new CSPs to increase capacity and uptime, we could experience interruptions, downtime, delays, and additional expenses related to transferring to and providing support for these new platforms. Our customers may require that we provide our cloud services offerings through Infrastructure-as-a-Service (IaaS) Platforms that we do not offer, which could adversely affect our ability to attract new customers or maintain current customers, either of which could negatively affect our financial condition. We may also choose to host our offerings on new CSPs, such as our recent partnership with Microsoft Azure, which could require significant upfront investment without any guarantee of successful implementation or customer adoption.

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

In addition to our direct sales force, we use partners, such as distributors and resellers, to license, provide professional services and support our offerings. Historically, we have relied on a limited number of such partners for a substantial portion of our total sales, particularly in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions, and for sales to government agencies. For example, sales through our top two partners represented 38% of our revenue in the three months ended October 31, 2023. We expect that sales through partners in all regions will continue to be a significant portion of our revenues for the foreseeable future. As changes in our partner strategy are implemented, including potentially emphasizing partner-sourced transactions, results from sales through our partners may be adversely affected.

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

Our future performance depends in part on proper use of our app and add-on sharing website, Splunkbase, expansion of our developer network, and support from third-party software developers.

Our offerings enable third-party software developers to build apps on top of our platform. We operate a website, Splunkbase, for sharing these third-party apps, including add-ons and extensions. While we expect Splunkbase to support our sales and marketing efforts, it also presents certain risks to our business, including:

•third-party developers may not continue developing or supporting the software apps that they share on Splunkbase;

•we cannot guarantee that if and as we change the architecture of our products and services, third-party developers will evolve their existing software apps to be compatible or that they will participate in the creation of new apps utilizing the new architecture;

•as we convert certain on-premises Splunk products to cloud-based services, third-party developers may not convert their apps to work in the cloud environment or may not find our expanded developer network to be suitable for their cloud-based apps;

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

•some of these apps are downloadable for a fee on externally hosted sites which are not controlled or reviewed by us, which may lead to a negative experience by customers that may impact our reputation; and

•some of these developers may use the insight they gain using our offerings and from documentation publicly available on our website to develop competing products.

Many of these risks are not within our control to prevent, and our brand may be damaged if these apps, add-ons or extensions do not perform to our customers’ satisfaction and that dissatisfaction is attributed to us.

If poor advice or misinformation is spread through our online question and answer forum, Splunk Answers, users of our offerings may experience unsatisfactory results from using our offerings, which could adversely affect our reputation and our ability to grow our business.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $862.5 million aggregate principal amount of the 2025 Notes, the $1.0 billion aggregate principal amount of the 2026 Notes, and the $1.27 billion aggregate principal amount of the 2027 Notes that we issued in September 2018, July 2021 and June 2020 depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to comply with our debt obligations, including the Notes, which would materially and adversely impact our business, financial condition and operating results.

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

•require us to repurchase our Notes when required upon the occurrence of certain change of control events or otherwise pursuant to the terms thereof, including in connection with the Merger, thereby reducing the amount of cash flow available to fund working capital, capital expenditures, acquisitions and other general purposes; and

•limit our availability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general purposes.

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

The conditional conversion feature of the 2025 Notes or 2027 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2025 Notes or 2027 Notes is triggered, holders of such Notes will be entitled under the applicable indenture governing such Notes to convert their Notes at any time during specified periods at their option. There is no conditional conversion feature with respect to the 2026 Notes, and holders of the 2026 Notes may elect to convert at any time. If one or more holders of a series of Notes elect to convert such Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. We paid the principal amount of the 2023 Notes with cash upon maturity in September 2023.

We are subject to counterparty risk with respect to the Capped Calls.

In connection with the offerings of the 2025 Notes and 2027 Notes, we entered into the Capped Calls. The counterparties to the Capped Calls are financial institutions, and we will be subject to the risk that one or more of the counterparties may default, fail to perform or exercise their termination rights under the Capped Calls. Our exposure to the credit risk of the counterparties will not be secured by any collateral. If a counterparty to the Capped Calls becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default, failure to perform or a termination of the Capped Calls by a counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

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

•variations in our operating results, annual recurring revenue, free cash flow, adjusted free cash flow and other financial and operating metrics, and how those results compare to securities analyst expectations;

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

•general economic and political conditions and uncertainty, both domestically and internationally, as well as economic and political conditions and uncertainty specifically affecting industries in which our customers participate, including impacts from the war in Ukraine and war and instability in Israel;

•any major change in our board of directors or management;

•lawsuits threatened or filed against us;

•actual or perceived security breaches or incidents; and

•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets, and in particular the market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the financial performance of those companies. In the past, following periods of market, or stock specific volatility, securities class action litigation and stockholder derivative litigation have often been instituted. In December 2020, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against us, our former Chief Executive Officer and our former Chief Financial Officer alleging violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The operative complaint alleges that defendants made materially false and misleading statements regarding our marketing efforts, hiring practices, and retention of personnel. On January 30, 2023, the parties entered into a stipulation of settlement, subject to court approval. In addition, six derivative actions related to the securities class action are pending in the U.S. District Court for the Northern District of California, the California Superior Court, San Francisco County, and the Court of Chancery of the State of Delaware. For further information on these and other matters, see Note 3 “Commitments and Contingencies ─ Legal Proceedings” in our accompanying Notes to Consolidated Financial Statements is incorporated herein by reference.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT
INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of September 20, 2023, by and among Cisco Systems, Inc., Spirit Merger Corp. and the Company (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed on September 21, 2023).

3.1
Second Amended and Restated Bylaws of the Company, as amended, effective as of September 20, 2023 (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on September 21, 2023).

4.1
Voting and Support Agreement, dated as of September 20, 2023, by and among Cisco Systems, Inc., Splunk Inc. and the Stockholder Parties thereto (incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on September 21, 2023).

10.1#	Splunk Inc. Executive Bonus Plan, as amended.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 28, 2023

SPLUNK INC.

	By:	/s/ Brian Roberts
Brian Roberts
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)